Form 10-Q
period 1996-09-30
MEDI JECT CORP /MN/
filed 1996-11-13
CIK 1016169

                  ==========================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

Commission File Number 0-20945

                             MEDI-JECT CORPORATION

                              1840 Berkshire Lane

                         Minneapolis, Minnesota  55441

                                 (612) 553-1102

A Minnesota Corporation                           IRS Employer ID No. 41-1350192



                             --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         No   X
                                        -----      -----

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 4, 1996 was 6,925,636.


                             ====================

                             MEDI-JECT CORPORATION

                                     INDEX



                                                                            PAGE
                                                                            ----



PART I.        FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Balance Sheets, As of September 30, 1996 and
               December 31, 1995 and proforma shareholder's
               equity as of September 30, 1996.............................   3

               Statements of Operations for three
               months and nine months ended September 30, 1996 and 1995....   4

               Statements of Cash Flows for the
               nine months ended September 30, 1996 and 1995...............   5

               Notes to Financial Statements...............................   6

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   7



PART II.       OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K............................  10


     SIGNATURES............................................................  13

                             MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                         Proforma
                                                                                                    ------------------
                                                        December 31, 1995    September 30, 1996     September 30, 1996
                                                        -----------------    -------------------    ------------------

                         ASSETS

Cash and cash equivalents...............................   $    35,817          $  1,344,671
Accounts receivable (less allowances for doubtful
  accounts of $2,954 and $4,125, respectively)...........      176,240               194,916
Inventories:
  Parts.................................................       145,603               194,366
  Work-in-progress......................................        80,663                95,126
  Finished goods........................................        53,963               110,979
Prepaid expenses and other assets.......................        35,508               545,148
                                                           -----------          ------------
      Total current assets..............................       527,794             2,485,206
                                                           -----------          ------------

Property:
  Leasehold improvements................................         8,000                27,232
  Machinery and equipment...............................     1,019,462             1,188,316
                                                           -----------          ------------
      Total property....................................     1,027,462             1,215,548
 Less accumulated depreciation..........................      (550,436)             (617,387)
                                                           -----------          ------------
      Property - net....................................       477,026               598,161
                                                           -----------          ------------
Other assets:
  Patent rights.........................................       235,288               332,756

Total assets............................................   $ 1,240,108          $  3,416,123
                                                           ===========          ============

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable......................................   $   243,281          $    409,779
  Accrued expenses......................................        29,787                26,397
  Current portion of long-term liabilities..............       387,991               165,087
  Deferred revenue......................................       148,563               218,728
  Other liabilities.....................................       368,445               589,475
                                                           -----------          ------------
      Total current liabilities.........................     1,178,067             1,409,466

Long-term liabilities...................................       136,206                14,008

Shareholders' equity (deficit):
  Series C convertible preferred stock: $.01
    par; authorized 761,615 shares: 0; and
    761,615 issued and outstanding at December
    31, 1995 and September 30, 1996,
    respectively........................................            --                 7,616                     --
  Series B convertible preferred stock: $.01 par;
    authorized 3,046,459 shares: 2,090,633; and
    2,471,484 issued and outstanding at
    December 31, 1995 and September 30, 1996,
    respectively........................................        20,906                24,714                     --
  Series A convertible preferred stock: $.01
    par; authorized 1,218,584 shares: 1,103,867;
    and 0 issued and outstanding at December 31,
    1995 and September 30, 1996, respectively...........        11,039                    --                     --
  Common Stock: $0.1 par; authorized 7,616,147
    shares: 218,864; 1,353,785; and 4,725,633
    issued and outstanding at December 31,
    1995, September 30, 1996, and September 30,
    1996 pro forma, respectively........................         2,189                13,538                 47,256
  Additional paid-in capital............................     9,193,600            12,984,474             12,983,086
  Accumulated deficit...................................    (9,301,899)          (11,037,693)           (11,037,693)
                                                           -----------          ------------           ------------

  Total shareholders' equity (deficit)..................       (74,165)            1,992,649              1,992,649
                                                           -----------          ------------           ------------

Total liabilities and shareholders' equity
  (deficit).............................................   $ 1,240,108          $  3,416,123           $  3,416,123
                                                           ===========          ============           ============

See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 For Nine Months Ended                       For Three Months Ended
                                        ----------------------------------------    ----------------------------------------
                                        September 30, 1995    September 30, 1996    September 30, 1995    September 30, 1996
                                        ----------------------------------------    ----------------------------------------
Revenues:
  Sales.................................    $ 1,233,407           $1,217,666            $  402,277           $  403,422
  Licensing & product
    development.........................        574,000            1,231,835               164,000              545,797
                                            -----------           ----------            ----------           ----------

Total Revenues..........................      1,807,407            2,449,501               566,277              949,219

Operating Expenses:
  Cost of sales.........................        720,193              724,908               254,916              223,190
  Research and development..............        887,277            1,823,395               280,664              730,308
  General and administrative............        928,616              965,457               300,570              293,378
  Sales and marketing...................        676,211              739,323               226,038              272,443
                                            -----------           ----------            ----------           ----------
    Total costs & expenses..............      3,212,297            4,253,083             1,062,188            1,519,319
                                            -----------          -----------            ----------           ----------

Net Operating loss......................     (1,404,890)          (1,803,582)             (495,911)            (570,100)

Other income (expense):
  Interest and other income.............         12,516               94,754                 1,692               25,269
  Interest and other expense............        (48,523)             (26,966)              (17,017)              (6,785)
                                            -----------           ----------            ----------           ----------

Net loss................................    $(1,440,897)         $(1,735,794)           $ (511,236)          $ (551,616)
                                            ===========          ===========            ==========           ==========

Proforma weighted average number
  of common shares outstanding..........                           5,260,880                                  5,260,880
                                                                   =========                                  =========

Proforma per share data (unaudited)
  Net loss per common share
    (footnote 3)........................                               $(.33)                                     $(.10)
                                                                       =====                                      =====


See accompanying Notes to Financial Statements

                             MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        For Nine Months Ended
                                              ------------------------------------------
                                              September 30, 1995      September 30, 1996
                                              ------------------------------------------
Cash flows from operating activities:
         Net loss...........................     $(1,440,897)            $(1,735,794)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation.......................          62,142                 109,417
         Changes in operating assets
          and liabilities:
           Accounts receivable..............        (110,431)                (18,676)
           Inventories......................        (197,023)               (120,242)
           Other assets.....................         (38,211)                (35,493)
           Accounts payable.................          48,577                 166,498
           Deferred revenue.................         (90,500)                 70,164
           Accrued expenses.................          63,478                 233,911
                                                 -----------             -----------
Net cash used in operating activities.......      (1,702,865)             (1,330,215)
                                                 -----------             -----------

Cash flows from investing activities:
         Purchases of equipment,
          furniture and fixtures............         (87,670)               (246,822)
         Purchase of patent rights..........        (125,853)                (97,468)
                                                 -----------             -----------
         Net cash used in investing
          activities........................        (213,523)               (344,290)
                                                 -----------             -----------


Cash flows from financing activities:
         Principal payments on capital
          lease obligations.................         (30,433)                (33,939)
         Proceeds from issuance of
          common stock......................           1,560                 101,130
         Proceeds from issuance of
          convertible preferred stock.......       1,575,000               3,812,500
         Warrants issued....................               0                 125,000
         Proceeds from issuance of
          notes payable.....................               0                 187,500
         Principal payments on notes
          payable...........................         (78,976)               (498,663)
         Offering costs.....................         (46,135)               (710,169)
                                                 -----------             -----------
Net cash provided by financing
 activities.................................       1,421,016               2,983,359
                                                 -----------             -----------
Increase (decrease) in cash and cash........        (495,372)              1,308,854
 equivalents
Cash and cash equivalents at beginning......         645,667                  35,817
 of period..................................     -----------             -----------
Cash and cash equivalents at end of.........     $   150,295             $ 1,344,671
 period.....................................     ===========             ===========

Supplemental cash flow disclosure:
Interest paid...............................     $    48,523             $    26,965


See accompanying Notes to Financial Statements.

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company's 1995 audited financial statements and notes thereto.

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three and nine month periods ended September 30,1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

3.   PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding, after applying the treasury stock method and after giving effect to the reverse stock split and the automatic conversion of all outstanding shares of convertible preferred stock in accordance with the Company's initial public offering.

     Pursuant to certain requirements of the Securities and Exchange Commission, common stock equivalents include the impact of the issuance of stock, options and warrants within one year prior to the date of the initial filing of the Company's initial public offering ("IPO") at exercise prices less than the initial public offering price per share, whether or not the effects are antidilutive.

4.  SUBSEQUENT EVENT

     Effective October 2, 1996, the Company completed an initial public offering of 2,200,000 shares of its Common Stock at $5.50 per share. The net proceeds of the offering to the Company after deduction of the underwriters discount and offering expenses, were approximately $10,700,000. Simultaneously with the effective or closing date of the offering on October 2, 1996, all outstanding shares of preferred stock (consisting of 2,471,484 shares Series B, and 761,615 shares Series C) were automatically converted into an aggregate of 3,371,848 shares of common stock. The conversion of the Company's preferred stock to common stock, as described herein, has been reflected in the pro forma shareholders' equity column of the balance sheet at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 and 1995

Total revenues for the three and nine months ended September 30, 1996 were $949,219 and $2,449,501, respectively. These figures reflect increases of $382,942 and $642,094 over the same periods in 1995. Sales of injector products and services increased by $1,145 in the three months ended September 30, 1996, compared to the three months ended September 30, 1995. This increase resulted from higher sales of supplies and services which were partially offset by a decrease in the number of injectors sold (720 and 623 in the third quarters of 1995 and 1996, respectively). Sales of medical products decreased by $15,741 in the nine months ended September 30, 1996 as compared to the same period in the prior year. As in the quarterly periods, sales of supplies and services increased, offset by a decrease in the sales of injectors in the nine months ended September 30, 1996 (2,232 and 1,986, in the first nine months of 1995 and 1996, respectively). Licensing and product development fee income increased by $381,797 in the three months ended September 30, 1996 and $657,835 in the nine months ended September 30, 1996, as compared to the same periods in 1995. These increases each related to fee income received from Becton Dickinson and Company pursuant to the development and license agreement with Becton Dickinson executed in January 1996. The Company expects that licensing and product development fee income will fluctuate on a quarter to quarter basis, depending on a number of factors, including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three and nine months ended September 30, 1996 were $223,190 and $724,908, respectively. These figures reflect a decrease of $31,726 and an increase of $4,715 in the three and nine month periods of the prior year, respectively. The decrease in cost of sales for the three months ended September 30, 1996 compared to the same period in 1995 is attributable to start-up costs related to the introduction of a new model Medi-Jector in July 1995.

Research and development expenses increased 160% to $730,308 in the three months ended September 30, 1996, from $280,664 in the same period in 1995. Research and development expenses increased to $1,823,395 in the first nine months of 1996 from $887,277 in the first nine months of 1995, an increase of approximately 106%. These increases are primarily attributable to research and development expenditures related to the Company's collaboration with Becton Dickinson, which is being funded in large part by Becton Dickinson under the Becton Dickinson Agreement.

General and administrative expenses totaled $293,378 and $965,457 in the three and nine months ended September 30, 1996. In comparison to the prior year, these figures reflect a decrease of $7,192, and an increase of $36,841, the three and nine months ended September 30, 1996, respectively. The increase over the prior year period in the nine months ended September 30, 1996, primarily reflects increased legal fees related to the Becton Agreement and public relations expenditures in connection with the Company's initial public offering.

Sales and marketing expenses totaled $272,443 and $739,323 in the three and nine months ended September 30, 1996, respectively. These figures reflect year to year increases of $46,405 or 21%, and $63,112 or 9% in the three and nine months ended September 30, 1996, respectively. These increases are attributable to general increases in spending on domestic sales and marketing activities in addition to increased expenditures related to media creation.

Interest expense decreased by $10,232 and $21,557 relative to the prior year in both the three and nine month periods ended September 30, 1996. These decreases are attributable to reduced debt levels in 1996. Interest income increased, relative to the prior year for these same periods as a result of increased cash on hand following the sale of equity securities to Becton Dickinson in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,344,671 on September 30,1996 compared to $35,817 on December 31, 1995. This increase results primarily from a private equity financing with Becton Dickinson and Company completed in January 1996.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from the sales of the Company's products. Subsequent to September 30, 1996, the Company completed an initial public offering of its common stock (see notes accompanying the financial statements). This financing generated net proceeds to the Company of approximately $10,700,000. The Company believes that the net proceeds to the Company from this offering, combined with cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through 1997. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private offerings, including equity offerings.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance, including the level of market acceptance of the Company's products, the timing of development of new products, the Company's ability to enter into development and licensing agreements, expense levels and future capital requirements, are forward-looking statements that involve risks and uncertainties, including the level of market acceptance of the Company's products, the timing of the development of new products, the Company's ability to enter into development and licensing agreements, changes in the Company's marketing strategies, changes in manufacturing methods, the levels of sales of the Company's products that can be achieved, and other risks detailed from time to time in the Company's various Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securities Holders.

An Annual Meeting of Shareholders of Medi-Ject Corporation was held on July 25, 1996. Shareholders holding 3,916,221 shares, or 85% of the outstanding shares, were represented at the meeting in person or by proxy. Matters submitted at the meeting and the vote by the shareholders were as follows:

(i) The adoption of the Second Amended and Restated Articles of Incorporation of the Company was approved by a vote of 3,900,990 shares for, 0 shares against and 0 shares abstaining.

(ii) The adoption of the Second Amended and Restated Bylaws of the Company was approved by a vote of 3,887,425 shares for, 13,565 shares against and 0 shares abstaining.

(iii) The Company's 1996 Stock Option Plan was approved by a vote of 3,893,373 shares for, 7,617 shares against and 0 shares abstaining.

(iv) A 1-for-1.313 reverse stock split was approved by a vote of 3,877,760 shares for, 23,230 shares against and 0 shares abstaining.

(v) The election of each of the following Directors to the Board of Directors for the terms indicated below was approved by a vote of 3,900,990 shares for and 0 shares withholding authority to vote:


       For Term Expiring at      For Term Expiring at       For Term Expiring at
       1997 Annual Meeting       1998 Annual Meeting        1999 Annual Meeting
       --------------------      --------------------       --------------------
       Louis Cosentino, Ph.D.    Fred Shapiro, M.D.         Franklin Pass, M.D.
       Kenneth Evenstad          Geoffrey Guy, M.D.         Norman Jacobs
                                                            Peter Sjostrand

(vi) An amendment to the Certificates of Designations for $1.00 Convertible Preferred Stock, Series B and Junior Convertible Preferred Stock, Series C, Series D and Series E, to provide that any fractional share resulting from the conversion of preferred shares, including reverse stock splits, be rounded up to the nearest whole share was approved by a vote of 3,900,990 shares for, 0 shares against and 0 shares abstaining.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               3.1(a) Amended and Restated Articles of Incorporation of the Company.

               3.2(a)     Amended Bylaws of the Company

               3.3(a) Second Amended and Restated Articles of Incorporation of the Company (as proposed to be effective upon completion of the offering).

               3.4(a) Second Amended and Restated Bylaws of the Company (as proposed to be effective upon completion of the offering).

               4.1(a)     Form of Certificate for Common Stock.

               4.2(a) Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.

               4.3(a) Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.

               4.4(a)     Warrant, dated March 24, 1995, issued to Robert
                          Fullerton.

               4.5(a)     Warrant, dated March 24, 1995, issued to Michael
                          Trautner.

               4.6(a) Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company (filed herewith as Exhibit 10.7).

               4.7(a)     Form of Representative's Warrant.

              10.1(a) Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto.

              10.2(a) Promissory Note, dated August 29, 1994, issued to Fred Shapiro.

              10.3(a) Security Agreement, dated September 30, 1994, by and between the Company and Kelsey Lake Limited Partnership and Kerry Lake Company, a Limited Partnership.

              10.4(a) Promissory Note, dated September 30, 1994, issued to Kelsey Lake Limited Partnership.

              10.5(a) Promissory Note, dated September 30, 1994, issued to Kerry Lake Company, a Limited Partnership.

              10.6(a) Loan Agreement, dated as of December 22, 1995, by and between Ethical Holdings plc and the Company, including the related Promissory Note, dated December 22, 1995, issued to Ethical Holdings plc.

              10.7(a) Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company.

              10.8(a) Employment Agreement, dated as of January 3, 1995, between the Company and Franklin Pass, MD.

              10.9(a) Employment Agreement, dated as of January 3, 1995, between the Company and Mark Derus.

              10.10(a) Employment Agreement, dated as of January 3, 1995, between the Company and Todd Leonard.

              10.11(a) Employment Agreement, dated as of January 3, 1995, between the Company and Peter Sadowski.

              10.12(a)    1993 Stock Option Plan.

              10.13(a) Form of incentive stock option agreement for use with 1993 Stock Option Plan.

              10.14(a) Form of nonqualified stock option agreement for use with 1993 Stock Option Plan.

              10.15(a) 1996 Stock Option Plan, with form of stock option agreement.

              10.16(a) Preferred Stock Purchase Agreement between Enskilda Kapitalforvaltning and the Company, dated February 1, 1994, relating to the Company's Non-Voting Series B Convertible Preferred Stock.

              10.17(a) Preferred Stock Purchase Agreement between Enskilda Kapitalforvaltning and the Company, dated December 28, 1993, relating to the Company's Series B Convertible Preferred Stock.

              10.18(a) Preferred Stock Purchase Agreement between Calvert Social Venture Partners, L.P. and the Company, dated November 29, 1993, relating to the Company's Series B Convertible Preferred Stock.

              10.19(a) Form of Preferred Stock Purchase Agreement relating to the Company's Series B Convertible Preferred Stock.

             +10.20(a)    Development and License Agreement between Becton
                          Dickinson and Company and the Company, effective
                          January 1, 1996.

              10.21(a)    Underwriting Agreement.

              11.1        Statement Regarding Computation of Earnings Per Share.

              27.1        Financial Data Schedule.

Footnotes:

+ Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.20 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(a) Incorporated by reference to Company's S-1 Registration Statement, as amended, filed June 24, 1996, (file number 33-06661).

Subpart B:

     No reports on form 8-k were filed by the Company during the quarter ended September 30, 1996.

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MEDI-JECT CORPORATION



November 14, 1996                     /s/ Franklin Pass
----------------------------          ---------------------------------------
Date                                  Franklin Pass, MD, Chairman/CEO



November 14, 1996                     /s/ Mark Derus
----------------------------          ---------------------------------------
Date                                  Mark Derus, Vice President Finance, CFO
                                      (Principal Financial & Accounting Officer)