Form 10-K
period 1996-12-31
MEDI JECT CORP /MN/
filed 1997-03-31
CIK 1016169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For transition period from __________ to __________

                        Commission file number 0-20945
                                               -------

                             MEDI-JECT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Minnesota                                     41-1350192
----------------------------------            ----------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                          Identification Number)

               1840 Berkshire Lane, Minneapolis, Minnesota 55441
               -------------------------------------------------
              (Address of principal executive offices)  Zip Code

Registrant's telephone number, including area code:           (612) 553-1102
                                                               -------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT;
                         Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X    NO  _____
                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 19, 1997 was approximately $33,058,228 (based upon the last reported sale price of $4.75 per share on March 19, 1997 on the Nasdaq National Market).

The number of shares outstanding of the registrant's common stock as of March 19, 1997: 6,959,627.

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G, certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1996 annual meeting to be filed on or before April 30, 1997.

FORWARD LOOKING STATEMENTS:

     Certain statements included in this From 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of of 1995 and are subject to risks and uncertainties. Factors that may affect future results and performance are set forth in Exhibit 99, "Cautionary Statements", which was filed with the United States Securities and Exchange Commission an exhibit to this Form 10-K.

                                    PART I

Item 1.   BUSINESS

GENERAL

     Medi-Ject Corporation ("Medi-Ject" or the "Company) is a drug delivery company focused on developing, manufacturing and marketing needle-free injection systems for the self-administration of a wide range of parenteral (injectable) drugs. The Company's product, the Medi-Jector system, is a hand-held, spring-powered device that injects drugs from a front-end chamber through the skin without a needle as a narrow, high pressure stream of liquid approximately 7/1000ths of an inch in diameter. The Medi-Jector system eliminates the need to pierce the skin with a sharp needle and manipulate a plunger with the needle inserted through the skin. Therefore many people perceive injections with the Medi-Jector system to be less threatening than injections with a needle. Today's Medi-Jector systems are smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems. The Company believes that the key to widespread market acceptance of its needle-free injection systems depends upon continued improvements in these areas.

     The Company believes that individuals who require self-injection will benefit from the Medi-Jector system because it (i) eliminates the need to pierce themselves with needles for each injection, which should lead to increased compliance with a prescribed injection regimen and consequently reduce health complications, (ii) provides the ability to inject themselves discreetly and
(iii) eliminates the need for sharps disposal of used needles. In addition, healthcare industry providers and payors may benefit from the decrease in long-term costs of patient care which may result from improved patient compliance. Furthermore, based upon discussions with pharmaceutical companies, the Company believes that those companies are motivated to provide improved drug delivery methods in an attempt to differentiate their products in the marketplace and improve patient compliance, which may result in increased sales and larger market share. Although the single largest indication for self-injection is the administration of insulin for the treatment of diabetes, the number of drugs associated with frequent self-injection is increasing as novel biopharmaceuticals are introduced and individuals previously managed in the hospital are now cared for in the home.

     Medi-Ject was a pioneer in the development of portable needle-free injection systems. Prior to the development of portable systems, needle-free injection systems were powered by large air compressors and their use was limited to mass vaccination by the military or school health programs. These injectors were painful in comparison to today's injectors. The Company's first commercial injector was five times as heavy as its current injector, which weighs six and one half ounces. Acceptance of the Company's needle-free injection systems has gradually expanded as functionality and ease of use have improved and the purchase price has been reduced.

     Medi-Ject is a Minnesota corporation, incorporated in February 1979. The Company's offices are located at 1840 Berkshire Lane, Minneapolis, Minnesota 55441; telephone (612) 553-1102.

INDUSTRY TRENDS

     Historically, with the exception of the self-administration of insulin, parenteral drug administration was limited to hospitals, doctors' offices and clinics. Liquid injectable medicines came packaged in single or multi-dose vials. Healthcare professionals filled disposable syringes with the medication, injected the patient and discarded the used syringe. Advances in pharmacology have resulted in an increasing number of drugs that require frequent injections over long periods of time. These drugs have provided dramatic therapeutic effects for conditions that in the past resisted more conventional medications.

     Although the availability of these drugs provides new treatment opportunities, the Company believes that the requirement to inject the drugs has and will continue to hinder their acceptance and reduce patient compliance. The Company believes that most individuals view piercing their skin with a needle as unpleasant. In addition, individuals are often reluctant to use needles in public because needles are frequently associated with illegal drug use and cause fear of accidental needle sticks in others. These and other factors can deter patients from fully complying with their doctor-prescribed injection regimens. The failure to administer all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for payors. In addition, needles require special disposal and therefore must be carried after use until they can be discarded in a special sharps container.

     These factors have led pharmaceutical manufacturers to explore many alternative delivery technologies, including novel needle injectors (for example, sheathed and spring-powered needle injectors), transdermal patches, controlled release oral delivery methods and inhalation devices. In Western Europe, pharmaceutical and medical products companies market pen-like needle injection systems. Patients have demonstrated a willingness to pay a premium for these systems over traditional needles and syringes. The Company believes, however, that injection will continue as the major delivery method because many of these drugs are protein biopharmaceuticals which are destroyed in the gastrointestinal tract, do not readily penetrate the skin or are not effectively absorbed through the lungs.

     In addition to the increase in the number of drugs requiring self-injection, changes in the frequency of insulin injections for the treatment of diabetes also may contribute to an increase in the number of self-injections. For many years, standard treatment protocol was for insulin to be administered once or twice daily for the treatment of diabetes. However, according to a recent study, tightly controlling the disease by, among other things, administration of insulin as many as four to six times a day, can decrease its debilitating effects. The Company believes that as the benefits of tightly controlling diabetes become more widely known, the number of insulin injections self-administered by individuals with diabetes will increase. The need to increase the number of insulin injections given per day may also lead additional patients to seek an alternative to traditional needles and syringes.

     While the Company currently is not pursuing drug applications administered by healthcare professionals, needle-free injection systems may be attractive to hospitals, doctors' offices and clinics, and the Company may explore such applications in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles and have led hospitals to give injections through intravenous tubing to reduce the number of contaminated needles. The Company believes that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles.

MARKET OPPORTUNITY

     An estimated nine to 12 billion needles and syringes are sold annually worldwide according to industry sources. The Company believes that a significant portion of these are used for the administration of drugs that could be delivered using the Company's Medi-Jector system but that only a small percentage of individuals who self-administer drugs currently use needle-free injection systems.

     The Company's focus is on the market for the delivery of self-administered parenteral drugs, the largest, most developed portion of which consists of the delivery of insulin. In the United States, over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and the Company believes that the number of insulin injections will increase with time as the result of new diabetes management approaches which recommend more frequent use. Other parenteral drugs that are presently self-administered and may be suitable for injection with the Medi-Jector system include therapies for the treatment of multiple sclerosis, migraine headaches, growth retardation, impotence, female infertility, AIDS and hepatitis. The Company also believes that other existing parenteral drugs will be self-administered in the future and that additional parenteral drugs that are under development will be deemed appropriate for self-administration.

PRODUCTS AND TECHNOLOGY

Current Needle-Free Injection Systems

     The Company's current Medi-Jector system, the Medi-Jector Choice, was introduced in December 1996 and consists of a coil spring mechanism, a dosage meter, multi-use disposable needle-free syringe and a plastic adapter. This injector is used by arming the spring mechanism, filling the needle-free syringe and then setting the pressure level for an optimally effective and comfortable injection. The coil spring is armed by turning the two overlapping tubes in the power pack to shorten the coil spring. The unit is then filled by placing a plastic adapter on a drug vial, turning the power pack body in the opposite direction to pull the medication into the needle-free syringe until the proper dosage is displayed in the dosage window and removing the vial and adapter assembly. The pressure is adjusted by again turning the winding grip. An injection is given by holding the Medi-Jector system perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. The most common injection sites are the upper arm, upper thigh, buttocks or the side of the torso. Needle-free syringes need to be replaced after 14 injections.

     Based in part upon the results of focus group studies performed by the Company, it believes that injections using a Medi-Jector system are more comfortable than injections using a needle because there is no need to pierce the skin with a sharp needle and manipulate a plunger with the needle inserted through the skin. In addition, the Company believes injections can be administered more discreetly using a Medi-Jector.

     The first lightweight Medi-Jector system, the Medi-Jector EZ system, was introduced by the Company in 1987. Although the Medi-Jector EZ system provided significant advantages over previous needle-free injection systems, it was fabricated from stainless steel parts, which are expensive to manufacture.

     In July 1995, the Company introduced the Medi-Jector VI system which replaced the stainless steel body of the Medi-Jector EZ system with a composite plastic body. This change will allow the Company to reduce manufacturing costs as unit volumes increase. The composite body also provides a natural lubricity which reduces friction and therefore the effort required to arm the coil spring. The Medi-Jector Choice system was introduced in December 1996, has a multi-use disposable needle-free syringe which has replaced the steel front end chamber of the Medi-Jector VI model.

New Product Research and Development

     The Company continues to improve its existing products while developing new products and technology. Specifically, it is now developing a novel injector power source which it anticipates will form the basis of a new generation of pen-like injectors. In addition, the Company is customizing its injectors in collaboration with pharmaceutical and medical device companies for use with a broader range of parenteral drugs. These development efforts are focused on making Medi-Jector systems more attractive to users by further reducing the size of the system, making the system easier to arm and lowering the cost barrier for new users.

     Pen-Like Injectors.   The Company believes that a major obstacle to
widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and easy to use power source. Although the Company has reduced the size and complexity of its coil spring injectors, the Company believes further reduction in size or improvement in ease of use of systems using a coil spring are not feasible. Other companies have developed and marketed injectors powered by CO\2\ cartridges but these systems do not provide any advantage in size and are complex and costly to manufacture.

     To overcome this obstacle, the Company is developing a novel and proprietary power source, the gas spring. The Company's gas spring is a permanently charged gas cylinder that is smaller than a coil spring with comparable capabilities, allowing the development of smaller systems. A rubber seal surrounds a central rod, preventing the gas from escaping and allowing it to be reused thousands of times. The spring is armed by pushing the rod into the cylinder and compressing the gas in the cylinder. When the rod is released, it springs forward with the energy stored from arming. Medi-Ject built its first prototype gas spring injector in 1994 and filed a patent application shortly after the successful testing of the technology. Use of the Company's proprietary gas spring will allow its needle-free injection systems to be easier to arm and reduced in size (anticipated to be approximately 7 3/4 inches long, five ounces in weight and 30% smaller in diameter than the Medi-Jector Choice system) and may result in more comfortable injections.

     Multi-Use Disposable Needle-Free Syringes. The Company replaced the steel front-end chamber of the Medi-Jector VI system with a multi-use disposable plastic front-end chamber in December 1996. The Company believes that one of the reasons its previous generations of needle-free injection systems have not gained widespread market acceptance was the inconvenience of cleaning the systems every two weeks. The disposable front-end chamber has eliminated the need to perform this cleaning process and has increased the ease of use. In addition, use of this needle-free syringe will allow the Company to further reduce the manufacturing costs of the Medi-Jector system.

     Each needle-free syringe is labeled for use for 14 injections. The retail selling price of the Medi-Jector Choice unit (excluding the needle-free syringe) is $399. The total annual cost to the end user of needle-free syringes and related supplies is anticipated to be $260 per year (based upon an average of two injections per day). Although the total cost to use the Medi-Jector Choice system over time is higher than with previous models that do not require needle-free syringes, the Company believes that the lower initial purchase price and increased ease of use of the Medi-Jector Choice system will encourage more individuals to make the initial investment in the injector and consequently increase market acceptance.

     In addition, the Company plans to introduce a single-use disposable needle-free syringe for use with its new generation of pen-like injectors. The Company believes that the single-use disposable needle-free syringe will be priced competitively but at a premium compared to disposable syringes, and that it will offer users sterility and increased convenience.

     The needle-free syringes to be used with the Medi-Jector Choice system do not require special disposal. Because a needle-free syringe cannot pierce the skin, the risk of cross-infection from discarded needle-free syringes is reduced significantly over the risk associated with needles.

     Application Specific Systems. In addition to pen-like injectors for insulin, the Company, in collaboration with Becton Dickinson and other pharmaceutical and medical device companies, is in the process of developing customized pen-like needle-free injection systems for specific drug applications. Modified injectors currently are being developed for use in gene therapy, the treatment of erectile dysfunction, and the treatment of multiple sclerosis.

     Research and Development Programs.   The Company manages four outside
product development programs relating to the further development of (i) the gas spring, (ii) an electronic dosage display, (iii) an electric arming system and
(iv) the miniaturization of its systems. In addition, over the past year, the Company has expanded its internal development efforts by hiring additional technical personnel, purchasing laboratory equipment and dedicating facility space to internal product development efforts. Product development currently is the largest single category of Company expenditure, in part supported by fees under license and development agreements. The Company has expended approximately $401,000, $1,195,000 and $2,585,000 on research and development efforts during fiscal years 1994, 1995 and 1996, respectively. Of these amounts, approximately $470,000, $921,000 and $1,854,000, respectively, were funded by third-party sponsored development programs and licensing fees.

TARGET MARKETS

     The Company intends to target the following markets for use of the Medi-Jector system. To date, the Medi-Jector system has only been approved for use in the United States, Japan and certain European countries for the administration of insulin and human growth hormone.

Insulin

     Approximately 3.2 million people take insulin daily for the control of high blood sugar observed in individuals with diabetes according to the National Institutes of Health. Most of these individuals take two injections daily, often combining short acting insulin and long acting insulin. In the United States, the vast majority of insulin users use disposable plastic syringes and needles, while in Western Europe and Japan, in addition to disposable plastic syringes, patients use pen-like injectors that hold small vial cartridges of insulin and use small needles. The management of Type I (insulin dependent) diabetes has been found to be benefited by a more disciplined approach to glucose management, including, among other things, more frequent injections, which have been proven to reduce long-term complications such as heart disease, strokes, neuropathy (degeneration of the nervous system), kidney failure and loss of vision. As a result, some individuals with diabetes take four to six injections daily. Needle-free injectors have been available to and used by diabetes patients with a serious aversion to needles for many years and for these patients, cost and complexity are not significant barriers to use. The Company believes that another, much larger group of individuals, not seriously averse to needles yet still reluctant to piercing themselves, find it difficult to comply with injection regimens and would benefit from the Company's new, less costly and more user friendly needle-free technology.

Human Growth Hormone

     Approximately 52,000 children worldwide receive frequent injections of human growth hormone for the treatment of growth retardation according to industry sources. The disease may be diagnosed as early as age three, with injections administered until bone maturity is reached at age seventeen or beyond. The hormone drug used for the treatment of this condition costs an estimated $20,000 or more at the wholesale level annually. Despite the use of pen-like needle injection systems which are more convenient to use than traditional needles, compliance with the prescribed injection regimen continues to be a problem. A study in Germany found that 36% of children on human growth hormone therapy did not fully comply with the therapy using needle injections. In addition, a study performed in the Netherlands showed that most children in the study preferred to have their human growth hormone administered using a Medi-Jector system rather than a pen-like needle injector. A small number of pharmaceutical companies currently hold a significant percentage of the worldwide human growth hormone market. The Company believes that its needle-free injector system offers a marketing advantage to the pharmaceutical companies with which it has agreements relating to human growth hormone.

Erectile Dysfunction

     Studies estimate the number of men in the United States suffering from impotence at over fifteen million. The causes, earlier thought to be mainly psychogenic, are now thought to be most often a natural result of aging, or a complication of diabetes, urogenital surgery or other physiological causes. Over ten years ago, it was observed that penile injections of vasoactive (blood vessel relaxing) drugs caused temporary erections sufficient to allow satisfactory sexual intercourse. The first drug approved for such use in the United States was the generic drug prostaglandin E\1\. However, the Company believes that use of this drug has been hindered because penile self-injection is difficult and viewed as unpleasant by most men. As a result, one company has introduced an intra-urethereal prostaglandin E\1\ applicator. The Company believes that its needle-free injection technology may provide yet an additional attractive alternative to needles.

Gene Therapy

     Gene therapy involves the injection of replacement genes into the body instead of biopharmaceutical protein drugs. In recent years, investigators have been successful in inserting missing genes directly into the body for therapeutic purposes. For example, theoretically, an intramuscular injection of genes of Factor VIII (the blood component necessary for proper clotting) which is missing in individuals with hemophilia, could produce sufficient levels of Factor VIII to prevent excessive bleeding. Gene therapy is also being tested as a more effective method of vaccination. At least one published study suggests that gene delivery with a needle-free injector results in higher blood levels of the protein drug or antibodies to vaccines in animals.

Multiple Sclerosis

     Multiple sclerosis is a progressive neurological disease where, most commonly, nerve function loss occurs following an acute episode of peripheral nerve damage. The cause of the disease is obscure, but recent studies have demonstrated that at least three drugs reduce the number of acute episodes. Each of the drugs is a protein or mixture of proteins and requires frequent injections, ranging from daily to weekly. One of these drugs, Betaseron, has been available in the United States for over one year, and the Company believes that many individuals using Betaseron are having difficulty with the prescribed injection regimen due to needle aversion. The Company believes that administration of these drugs would benefit from needle-free injection systems. As a result, the Company, in collaboration with Teva Pharmaceutical Industries, Ltd., is developing a needle-free delivery system for the drug Copaxone, which is administered by daily injection. Approximately 100,000 individuals in the United States are candidates for treatment.

Other Target Markets

     The Company has targeted other parenteral drugs that are regularly self-administered. These include narcotic analgesics, the anticoagulant heparin used to prevent blood clots, hormones used in the treatment of female infertility, biopharmaceuticals used to treat hepatitis or to elevate red and white blood cell production following chemotherapy or for the treatment of AIDS.

     Although the Company has chosen to focus initially on self-injection opportunities, similar opportunities exist in hospitals, doctors' offices, clinics, nursing homes and hospices. Certain opportunities may address the concern for well being, such as the vaccination of small children, and others may be prompted by the danger of accidental needle sticks in high risk environments, such as the emergency room of the hospital.

COLLABORATIVE AGREEMENTS

     The Company's business development efforts are focused on entering into collaborative agreements with pharmaceutical companies. The table below summarizes certain elements of the Company's current agreements.

               COMPANY                            MARKET              VOLUME AND TYPE OF INJECTION
               -------                            ------              ----------------------------
Becton Dickinson and Company (1).....           Insulin                   0.5 ml subcutaneous

Ferring NV...........................        Growth Hormone               0.5 ml subcutaneous
                                        (Worldwide except United
                                         States, Canada, Japan and
                                                Korea)

JCR Pharmaceuticals Co., Ltd.........        Growth Hormone               0.5 ml subcutaneous
                                                (Japan)

Bio-Technology General Corporation...        Growth Hormone               0.5 ml subcutaneous
                                            (United States)

Schwarz Pharma AG....................      Prostaglandin E\1\              1.0 ml intrapenile
                                         (Erectile Dysfunction)

GeneMedicine, Inc....................         Gene Therapy                0.5 ml intramuscular

Teva Pharmaceutical Industries, Ltd..         Copaxone(R)                 1.0 ml subcutaneous
                                          (Multiple Sclerosis)

(1) Becton Dickinson has (i) worldwide distribution rights to injectors for use with insulin and certain other potential future drugs, (ii) an option for distribution rights for injection systems used by healthcare professionals and (iii) manufacturing rights to the disposable needle-free syringes for any indication.

PATENTS

     The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents and trademarks. In addition, the Company relies on trade secrets and confidential contractual agreements to protect certain proprietary information and products. The Company currently holds three United States patents relating to the drug vial adapter, the disposable syringe and the gas spring injector, one United States design patent relating to the appearance of the Medi-Jector system and has eight United States patent applications pending, one Patent Cooperation Treaty application and one Taiwanese patent application relating to the gas spring energy source and aspects of its use.

     Much of the Company's technology is being developed on its behalf by independent outside contractors. To protect the rights of its proprietary know-how and technology, Company policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside of the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company sponsored activities. Companies with which the Company has entered into development agreements have the right to certain technology developed in connection with such agreements.

     The Company has obtained the rights to certain technology and has made milestone payments to the inventors of certain core technology.

MANUFACTURING

     The Company operates a manufacturing facility in compliance with current Good Manufacturing Procedures ("GMP") established by the Food and Drug Administration ("FDA"). Injector parts are manufactured by third-party suppliers and assembled at the Company's facility in Plymouth, Minnesota. Disposable vial adapters are either assembled at the Company's facility or by third parties. Quality control and final packaging are performed on site. A strong effort has been directed toward reducing component part costs and accelerating assembly procedures, and the Company anticipates a need to invest in automated assembly equipment as volumes increase in the future. Becton Dickinson has the right to manufacture the disposable plastic components of the gas spring systems for the Company in exchange for royalty payments and certain profit sharing arrangements.

MARKETING

     The Company's strategy is to leverage off of the marketing strength, existing distribution systems and expertise of the pharmaceutical and medical device companies with which it collaborates by relying on them to promote and sell its needle-free injection systems together with the products they manufacture. The Company anticipates that under these collaborative arrangements, it will manufacture and supply the needle-free injection technology for specific drug applications to the pharmaceutical company which will market the system for use with its drugs. In some instances pharmaceutical companies may choose to give the injection systems and disposable components to users without charge as an inducement to customers to use their products.

     The Company currently sells most Medi-Jector systems through a pharmacy distribution system consisting of approximately 3,100 pharmacies and pharmacy distributors. Pharmacies marketing the Company's products display sales literature describing the Medi-Jector system. Often, individuals with diabetes call the Company directly for additional information regarding the product and its uses. The Company's sales personnel explain the need for a doctor's prescription and advise on methods of filing for insurance reimbursement. Additionally, a small national advertising program in lay journals generates additional inquiries. Such inquiries are either referred by the Company to local pharmacies, or may result in mail order sales. The Company also sells a small number of Medi-Jector systems to exclusive distributors outside the United States.

     Training is supported by a video and manual that accompany each product. The Company employs two nurses to provide training and support for customers through this channel. The customer service 800 number is prominently displayed on each injector. The Company plans to initiate new efforts to enlist diabetes nurse educators to promote and train prospective users. This program will involve placing demonstrator injectors in selected clinics with the suggestion that individuals, especially those just beginning insulin therapy, be presented with the choice of needle-free drug delivery.

     The most common retail price of an injector (which can be used over a period of several years) is $400, and disposable components for the system cost approximately $250 annually. This compares to an annual cost of approximately $140 to use two syringes with needles daily. The Company anticipates that the retail price of future generation Medi-Jector systems will be less than the current retail price.

COMPETITION

     Competition in the drug delivery market is intensifying. The Company faces competition from traditional needle syringes, newer pen-like and sheathed needle syringes and other needle-free injection systems as well as alternative drug delivery methods including oral, transdermal and pulmonary delivery systems. The vast majority of injections currently are administered using needles. Because injection is typically only used when other drug delivery methods are not feasible, the Company's needle-free injection systems may be made obsolete by the development or introduction of drugs or drug delivery methods which do not require injection for the treatment of conditions currently targeted by the Company. In addition, because the Company intends to enter into collaborative arrangements with pharmaceutical companies, the Company's competitive position will depend upon the competitive position of the pharmaceutical company with which it collaborates for each drug application.

     While competition in the needle-free injection market currently is limited to small companies with modest financial resources, the barriers to entry are not great and the Company anticipates additional competition from companies with greater financial, commercial, personnel and development resources in the future. Two companies, Health-Mor Personal Care Corp. and Vitajet Corporation, currently sell coil spring injectors to the United States insulin market. The product sold by Health-Mor resembles an earlier version of the Medi-Jector system and sells for more than $600. Vitajet has recently introduced a product which incorporates a disposable needle-free syringe and is similar to the Medi-Jector Choice.

     Another company, Bioject, Inc., has sold a CO\2\ powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics.

     Even though the Company expects the needle-free injection market to expand, improvements continue to be made in needle syringes, including syringes with hidden needles and pen-like needle injectors. The Company expects that it will compete with existing needle injection methods as well as new needle injection methods yet to be developed.

GOVERNMENT REGULATION

     The Company's products and manufacturing operations are subject to extensive government regulations, both in the United States and abroad. In the United States, the FDA administers the FDA Act and has adopted regulations, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FDA Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

     Drug delivery systems such as the Company's injectors may be approved or cleared for sale as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application ("NDA"). To the extent permitted under the FDA Act and current FDA policy, the Company intends to seek the required approvals and clearance for the use of its new injectors, as modified for use in specific drug applications such as gene therapy, the treatment of erectile dysfunction, and the treatment of multiple sclerosis, under the medical device rather than under the new drug provisions of the FDA Act.

     Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, unless otherwise exempted. There are two methods for obtaining such clearance or approvals. Certain products qualify for a premarket notification under Section 510(k) of the FDA Act ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product (that is, that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with a 510(k) notification, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application under Section 515 of the FDA
Act. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification, typically requiring more extensive prefiling testing and a longer FDA review process. The Company believes that its Medi-Jector systems regulated as medical devices are eligible for clearance through the 510(k) notification process, although there can be no assurance that the FDA will not require a PMA in the future.

     In addition to submission when a device is being introduced into the market for the first time, a 510(k) notification is also required when the manufacturer makes a change or modification to an already marketed device that could significantly affect safety or effectiveness, or where there is a major change or modification in the intended use or in the manufacture of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) notification. The FDA's regulations provide only limited guidance in making this determination.

     If the FDA concludes that any or all of the Company's new injectors must be handled under the new drug provisions of the FDA Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug will be likely to be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. The Company's injector may be required to be approved as part of the drug delivery system under a supplemental NDA for use with previously approved drugs. Under these circumstances, the Company's device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be labeled for use with that drug.

     To the extent that the Company's modified injectors are handled as drug accessories or part of a drug delivery system, rather than as medical devices, they are subject to all of the requirements that apply to new drugs. These include drug GMP requirements, drug adverse reaction reporting requirements, and all of the restrictions that apply to drug labeling and advertising. In general, the drug requirements under the FDA Act are more onerous and strict than medical device requirements. These requirements could have a substantial adverse impact on the profitability of the Company. Similar requirements apply to systems regulated as medical devices.

     The Company received 510(k) marketing clearance from the FDA allowing the Company to market the Medi-Jector EZ system in February 1987, the Medi-Jector V system in October 1988, the Medi-Jector system to administer Bio-Technology General's human growth hormone in April 1996, and the Medi-Jector Choice system in October 1996.

     The Company expects in the future to submit 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

     The FDA Act also regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate current GMP compliance. The FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violative of the GMP, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to GMP requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of the Company's devices from the marketplace.

     The FDA's Medical Device Reporting Regulation requires that the Company provide information to the FDA on the occurrence of any death or serious injuries alleged to have been associated with the use of the Company's products, as well as any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believed that the Company was not in compliance with these regulations, it could institute proceedings to detain or seize the Company's devices, issue a recall, seek injunctive relief or assess civil and criminal penalties against the Company or its executive officers, directors or employees.

     The Company also is subject to the Occupational Safety and Health Act ("OSHA") and other federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances.

     Sales of medical devices outside of the United States are subject to foreign legal and regulatory requirements. The Company's injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company relies upon the companies marketing its injectors in foreign countries to obtain the necessary regulatory approvals for sales of its injectors in those countries. Generally, devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. FDA authorization is generally required in order to export other medical devices.

     The Company is in the process of implementing ISO 9002, a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Such certification, along with European Medical Device Directive certification would evidence compliance with the requirements enabling the Company to affix the CE Mark to its current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. The Company is currently attempting to obtain the right to affix the CE Mark prior to such time.

EMPLOYEES

     As of December 31, 1996, the Company employed 36 full-time employees. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

LIABILITY INSURANCE

     The business of the Company entails the risk of product liability claims. Although the Company has not experienced any material product liability claims to date, any such claims could have a material adverse impact on the Company. The Company maintains product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $5 million. The Company evaluates its insurance requirements on an ongoing basis.

Item 2.   DESCRIPTION OF PROPERTY.

     The Company leases approximately 9,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 1997. Subsequent to December 31, 1996, the Company executed a lease for a new facility with 22,968 square feet of office, manufacturing and warehouse space. The new facility is also located in Plymouth, Minnesota. The lease expiration date is April 15, 2002. The Company believes its new facility will be sufficient to meet its requirements through such time.

Item 3.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

              NAME           AGE                  POSITION
              ----           ---                  --------
     Franklin Pass, M.D....   60  President, Chief Executive Officer and
                                  Chairman of the Board of Directors

     Mark S. Derus.........   41  Vice President, Finance, Chief
                                  Financial
                                  Officer and Secretary

     Todd Leonard..........   37  Vice President, Business Development

     Peter Sadowski, Ph.D..   49  Vice President, Product Development

     Robert Kreb...........   49  Vice President, Sales and Marketing

     Franklin Pass, M.D., joined the Company as a director and consultant in January 1992, and has served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors since February 1993. From 1990 to 1992, Dr. Pass served as President of International Agricultural Investments, Ltd., an agricultural technology consulting and investment company. Dr. Pass, a physician and scientist, was Director of the Division of Dermatology at Albert Einstein College of Medicine from 1967 to 1973, the Secretary and Treasurer of the American Academy of Dermatology from 1978 to 1981 and the co-founder and Chief Executive Officer of Molecular Genetics, Inc., now named MGI Pharma, Inc., from 1979 to 1986. He is the author of more than 40 published medical and scientific articles. Dr. Pass serves on the board of directors of Ringer Corporation, a producer of lawn and garden care products.

     Mark Derus joined the Company in December 1993 as Vice President, Finance, Chief Financial Officer and Secretary. Mr. Derus served as a director of the Company from 1992 until he joined the Company as an employee in 1993. From 1986 to December 1993, Mr. Derus was Vice President, Finance of Cherry Tree Investments, Inc., a venture capital company that invests in early stage ventures.

     Todd Leonard joined the Company in April 1993 as Vice President, Business Development, and served as Vice President, Sales and Marketing from April 1996 until Robert Kreb joined the Company in October, 1996, at which time he reassumed the title and exclusive role as Vice President of Business Development. From 1991 to 1993, Mr. Leonard served as a Senior Licensing Specialist in the Office of Technology Transfer at the National Institutes of Health.

     Peter Sadowski, Ph.D., joined the Company in March 1994 as Vice President, Product Development. From October 1992 to February 1994, Dr. Sadowski served as Manager, Product Development for GalaGen, Inc., a biopharmaceutical company. From 1988 to 1992, he was Vice President, Research and Development for American Biosystems, Inc., a medical device company. Dr. Sadowski holds a Ph.D. in microbiology.

     Robert Kreb, joined Medi-Ject in October 1996 as Vice President, Sales and Marketing. Prior to joining the Company, he was with Chiron Diagnostics from 1994 to 1996, most recently as Senior Regional Sales Manager. Prior to that he spent 20 years in various sales, marketing management, as well as business development positions with companies such as Hybritech (Eli Lilly), Johnson & Johnson and Proctor & Gamble.

                                    PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: MEDJ. The following table sets forth the per share high and low sales prices of the Company's common stock for its initial period of trading, following the initial public offering of its common stock on October 2, 1996. Sales prices are as reported by the Nasdaq national market.

                                      HIGH       LOW
                                      ----       ---
Stock Prices - Fourth Quarter 1996      $6       $3 1/8

HOLDERS.

     As of March 19, 1997, there were 158 holders of record of the Company's common stock, with another estimated 654 shareholders whose stock is held by nominees or broker dealers.

DIVIDENDS.

     The Company has not paid or declared any cash dividends in the past five years. The Company has no intention of paying cash dividends in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1992          1993        1994       1995      1996
                                         -------        --------    -------   -------   ------
                                       (unaudited)
STATEMENT OF OPERATIONS DATA:
  Sales................................  $ 1,058        $ 1,058     $ 1,518   $ 1,654   $  1,838
  Licensing and product development....       --            125         470   $   921      1,854
                                         -------        -------     -------   -------   --------
    Revenues...........................    1,058          1,183       1,988     2,575      3,692
                                         -------        -------     -------   -------   --------
  Cost of sales........................      356            409         631     1,049      1,136
  Research and development.............       --            146         401     1,195      2,585
  General and administrative...........      462            615       1,118     1,237      1,397
  Sales and marketing..................      349            485         878       887      1,019
                                         -------        -------     -------   -------   --------
    Operating expenses.................    1,167          1,655       3,028     4,368      6,137
                                         -------        -------     -------   -------   --------
  Net operating loss...................     (109)          (472)     (1,040)   (1,793)    (2,446)
  Net other income (expense)...........      (50)           (28)        (26)      (89)       207
                                         -------        -------     -------   -------   --------
  Net loss.............................  $  (159)       $  (500)    $(1,066)  $(1,882)  $ (2,239)
                                         =======        =======     =======   =======   ========

Net loss per common share (1), (2).....                                        $(0.46)    $(0.39)
                                                                              =======   ========

Weighted average number of
common shares (1), (2).................                                         4,087      5,803

                                                            AT DECEMBER 31,
                                         -----------------------------------------------------
                                           1992          1993        1994       1995      1996
                                         -------        --------    -------   -------   ------
                                        (unaudited)
BALANCE SHEET DATA:
  Cash and cash equivalents............  $    55        $   649     $   646   $    36   $ 11,039
  Working capital (deficit)............      (37)           197         108      (650)    11,187
  Total assets.........................      267            894       1,361     1,240     12,956
  Long-term liabilities, less current
  maturities...........................      363            190         299       136          8
  Accumulated deficit..................   (5,846)        (6,353)     (7,419)   (9,302)   (11,540)

Total shareholders' equity (deficit)...     (329)           119         252       (74)    12,120

(1) Net loss per common share and weighted average common shares outstanding for 1995 are computed on the basis described in Note 1 of the Notes to Financial Statements.
(2) Due to significant capital structure changes, earnings per common share and weighted average common shares outstanding for 1992, 1993 and 1994 are not presented. In addition, the Company has not paid any dividends since inception.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

     Medi-Ject Corporation designs, manufactures and markets needle-free injection systems. In 1993, the Company hired a new management team with the goal of revitalizing and redefining the Company's strategic direction. Since that time, product development efforts have increased, emphasizing reductions in the cost of the Company's systems to make them more competitive in the marketplace. In addition, marketing efforts have been focused on increasing sales in the domestic insulin market and on expanding the use of needle-free injection systems for parenteral drugs other than insulin. As part of this effort to encourage broader use of needle-free injection systems, the Company began entering into technology and product license agreements to sell the Medi-Jector system. The licensing and development income from these agreements has been used primarily to fund increased product development efforts. This development effort has resulted in a new generation of the Medi-Jector system, the Medi-Jector VI system, which incorporates molded plastic components rather than tooled steel components and was introduced in July

1995, and an innovative needle-free injection technology that is the subject of eight United States patent applications.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared to Year Ended December 31, 1996

     Revenues increased from approximately $2,575,000 in 1995 to approximately $3,692,000 in 1996, an increase of approximately 43%. This increase was primarily due to development and licensing fee income, which increased by approximately $933,000 or 101% to approximately $1,854,000 in 1996. Sales of injectors, parts, supplies and repairs increased by 11% from approximately $1,654,000 in 1995 to approximately $1,838,000 in 1996. This change was attributable to an increase in the number of injectors sold in 1996 (3,110 in 1995 and 3,338 in 1996) and also from increased sales of parts and supplies and revenue from repairs. The average price per injector decreased from $397 in 1995 to $385 in 1996 as a result of increased sales through distributors. The increase in licensing and product development fee income was primarily the result of the execution of an agreement with Becton Dickinson in January 1996 (the "Becton Dickinson Agreement"). The Company expects that licensing and development fee income will tend to fluctuate on a quarter to quarter basis, depending on a number of factors including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company in general does not recognize project based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

     Cost of sales increased from approximately $1,049,000 in 1995 to approximately $1,136,000 in 1996 an increase of 8%. The increase was due to increased unit sales, partially offset by a decrease in unit manufacturing costs.

     Research and development expenses increased from approximately $1,195,000 in 1995 to approximately $2,585,000 in 1996, an increase of approximately $1,390,000 or 116%. This increase in spending was caused by a greater number of development projects that were underway in 1996, including the Company's collaboration with Becton Dickinson, which is being funded in large part by Becton Dickinson under the Becton Dickinson Agreement and the Company's initial public offering.

     General and administrative expenses increased from approximately $1,237,000 in 1995 to approximately $1,397,000 in 1996, an increase of approximately 13%. The principal components of this increase included higher executive compensation, increased support salaries, and higher legal expenses related to the negotiation of the Becton Dickinson Agreement.

     Sales and marketing expenses increased by 15% from approximately $887,000 in 1995 to approximately $1,019,000 in 1996. This increase is primarily the result of expenses associated with additional management personnel, higher travel expenses and increased expenses related to the creation of new sales literature and other materials.

     Interest and other income increased from approximately $16,000 in 1995 to approximately $239,000 in 1996, an increase of approximately $223,000. This increase is attributable to increased interest earnings on higher cash reserves on hand during 1996, following the sale of equity securities to Becton Dickinson, Ethical Holdings and the Company's initial public offering.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1995

     Revenues increased from approximately $1,988,000 in 1994 to approximately $2,575,000 in 1995, an increase of approximately 30%. This increase was primarily the result of a growth in licensing and product development fees. Sales of injectors, parts, supplies and repairs increased from approximately $1,518,000 in 1994 to approximately $1,654,000 in 1995, an increase of approximately 9%. This increase was attributable to an increase in the number of injectors sold, from 2,636 in 1994 to 3,110 in 1995, largely for use with human growth hormone, and an increase of approximately $126,000 in sales of parts, supplies and repairs offset by a decrease in the average unit selling price of $465 in 1994 to $397 in 1995. Licensing and product development fees increased from $470,000 in 1994 to approximately $921,000 in 1995, an increase of approximately 96%. This increase was the result of the additional license and development agreements entered into during 1995 with Bio-Technology General Corporation, JCR Pharmaceuticals Co., Ltd. and GeneMedicine, Inc., and increased revenue earned under license and development agreements executed in prior periods.

     Cost of sales increased from approximately $631,000 in 1994 to approximately $1,049,000 in 1995, an increase of approximately 66%. This increase was due in large part to nonrecurring expenses associated with the commercial introduction of the Medi-Jector VI system and the fact that a larger number of units were sold.

     Research and development expenses increased from approximately $401,000 in 1994 to approximately $1,195,000 in 1995, an increase of approximately 198%. This increase was the result of an increased number of research and development projects at the Company.

     General and administrative expenses increased from approximately $1,118,000 in 1994 to approximately $1,237,000 in 1995, an increase of approximately 11%. This increase related primarily to increased salary and employee benefits expenses and expenses relating to a larger support staff.

     Sales and marketing expenses increased from approximately $878,000 in 1994 to approximately $887,000 in 1995, an increase of approximately 1%.

     Interest and other income remained relatively constant at approximately $16,000 in both 1994 and 1995. Interest and other expense increased from approximately $42,000 in 1994 to approximately $106,000 in 1995, an increase of approximately 152%. This increase was largely attributable to a non-cash expense in 1995 relating to certain modifications to the terms of an investor option agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short term investments which totaled approximately $11,039,000 at December 31, 1996, increased from approximately $36,000 on December 31, 1995. The increase is primarily a result of two major stock offerings and certain option exercises during the year which resulted in net proceeds to the the Company of approximately $14,000,000.

     During the year ended December 31, 1996, cash used to fund operating activities was approximately $2,642,000. The major components of this amount included a net loss of approximately $2,238,000 and an aggregate increase of approximately $484,000 in receivables, inventories and prepaid expenses, a net decrease of approximately $91,000 in accounts payable, accruals and deferred income, offset by depreciation totaling approximately $179,000. Cash used in investing activities was approximately $1,864,000. The components of this amount were net purchases of marketable securities totaling approximately $1,457,000 and additions to fixed assets of approximately $297,000, and an additional investment in patent rights totaling approximately $110,000. Net cash provided by financing activities of approximately $14,045,000, resulted primarily from the Company's initial public offering in October 1996, which generated net proceeds of approximately $10,600,000. Other significant financing activities during the year included a private stock offering totaling $3,125,000 to Becton Dickinson, and an option exercise by Ethical Holdings totaling $812,500. The Company reduced its indebtedness, under notes and leases payable by approximately $575,000 during the year.

     The Company expects that it will report a net loss for the year ending December 31, 1997 as it continues to incur marketing and development costs related to bringing future generations of its products to market. The Company believes that the capital available to the Company at December 31, 1996 plus the expected product sales and revenues from various development and licensing agreements will provide sufficient cash to fund expected losses and meet other cash usage needs until such time as it generates positive cash flow. The Company can provide no assurance, however, that it will ever become profitable or that cash available will be sufficient to meet its needs.

Item 8.  FINANCIAL STATEMENTS.

                             MEDI-JECT CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.........................................................  18

Balance Sheets as of December 31, 1995 and 1996......................................  19

Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996........  20

Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1994,
  1995 and 1996......................................................................  21

Statements of Cash Flows for  the Years Ended December 31, 1994, 1995 and 1996.......  22

Notes to Financial Statements........................................................  23

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Medi-Ject Corporation:

     We have audited the accompanying balance sheets of Medi-Ject Corporation (the Company) as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Ject Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 21, 1997

                             MEDI-JECT CORPORATION
                                 BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                               --------------------------
                                                                                   1995          1996
                                                                               ----------    ------------
                               ASSETS
Current Assets:
     Cash and cash equivalents......................................           $    35,817   $  9,575,240
     Marketable securities..........................................                     0      1,464,277
     Accounts receivable, less allowances for doubtful accounts of
      $4,125 and $12,983, respectively..............................               176,240        537,755
     Inventories....................................................               280,229        351,330
     Prepaid expenses and other assets..............................                35,508         86,589
                                                                               -----------   ------------
                                                                                   527,794     12,015,191
                                                                               -----------   ------------

Equipment, furniture and fixtures, net..............................               477,026        595,590
                                                                               -----------   ------------

Patent rights.......................................................               235,288        345,010
                                                                               -----------   ------------

                                                                               $ 1,240,108   $ 12,955,791
                                                                               ===========   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable...............................................           $   243,281   $    353,456
     Accrued expenses and other liabilities.........................               398,232        331,446
     Deferred revenue...............................................               148,563         14,019
     Capital lease obligations - current maturities.................                45,534         32,747
     Notes payable - current maturities.............................               342,457         96,097
                                                                               -----------   ------------
                                                                                 1,178,067        827,765
                                                                               -----------   ------------

Long-term liabilities:
     Capital leases, less current maturities........................                40,109          8,350
     Notes payable, less current maturities.........................                96,097              0
                                                                               -----------   ------------
                                                                                   136,206          8,350
                                                                               -----------   ------------
Shareholders' equity (deficit):
     Series B convertible preferred stock: $.01 par; authorized
      3,046,459 shares: 2,090,633; and 0 issued and outstanding
      at December 31, 1995 and 1996, respectively...................                20,906             --
     Series A convertible preferred stock: $.01 par; authorized
      1,218,584 shares: 1,103,867; and 0 issued and outstanding at
      December 31, 1995 and 1996, respectively......................                11,039             --
     Common Stock: $0.01 par; authorized 12,947,449 shares:
      218,864 and 6,925,636 issued and outstanding at
      December 31, 1995 and 1996, respectively......................                 2,189         69,256
     Additional paid-in capital.....................................             9,193,600     23,590,887
     Accumulated deficit............................................            (9,301,899)   (11,540,467)
                                                                               -----------   ------------
      Total shareholders' equity (deficit)..........................               (74,165)    12,119,676
                                                                               -----------   ------------
 Commitments (Notes 6 and 13)
                                                                               $ 1,240,108   $ 12,955,791
                                                                               ===========   ============

See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                        1994                  1995                 1996
                                                    ----------            ----------           ----------
Revenues:
   Sales .........................................   $1,517,660            $1,653,869           $1,837,704
   Licensing & product development................      470,000               920,937            1,854,100
                                                     ----------            ----------           ----------
                                                      1,987,660             2,574,806            3,691,804
                                                     ----------            ----------           ----------

Operating Expenses:
   Cost of sales..................................      630,628             1,048,937            1,136,272
   Research and development.......................      401,382             1,195,435            2,584,806
   General and administrative.....................    1,118,326             1,236,681            1,397,338
   Sales and marketing............................      877,522               886,792            1,019,077
                                                     ----------            ----------           ----------
                                                      3,027,858             4,367,845            6,137,493
                                                     ----------            ----------           ----------

Net operating loss................................   (1,040,198)           (1,793,039)          (2,445,689)
                                                     ----------            ----------          -----------
Other income (expense):
   Interest and other income......................       15,916                16,486              239,055
   Interest and other expense.....................      (42,180)             (105,906)             (31,934)
                                                     ----------            ----------          -----------
                                                        (26,264)              (89,420)             207,121
                                                     ----------            ----------          -----------

Net loss..........................................  $(1,066,462)          $(1,882,459)         $(2,238,568)
                                                     ==========            ==========          ===========

Net loss per common share.........................           --                    --          $      (.39)
                                                                                               ===========

Weighted average common shares
   outstanding....................................           --                    --            5,803,346

Proforma net loss per common share
   (unaudited) (Note 1)...........................           --           $      (.46)                  --
                                                                           ===========

Proforma weighted average common shares
   outstanding (unaudited) (Note 1................           --             4,087,360                   --


See accompanying Notes to Financial Statements

                             MEDI-JECT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                CONVERTIBLE PREFERRED STOCK
                                                         -----------------------------------------------------------------------
                                                                SERIES C                SERIES B                SERIES A
                                                         ----------------------   ---------------------    ---------------------
                                                           SHARES      AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                                                         ----------  ----------   ---------    --------    --------    ---------
Balance, December 31, 1993..........................         --      $    --       761,615       $ 7,616     1,103,867  $ 11,039
  Common stock:
     Shares issued as compensation..................                                                  --            --
     Shares issued for cash.........................         --           --            --            --            --        --
  Series B:
     Exercise of stock options......................         --           --       552,171         5,522                      --
     Shares issued for cash.........................         --           --       175,172         1,752            --        --
     Offering costs.................................         --           --            --            --            --        --
Net Loss............................................         --           --            --            --            --        --
                                                       --------     ---------    ---------     ---------   -----------  --------
Balance, December 31, 1994..........................         --           --     1,488,958        14,890     1,103,867    11,039
  Common stock:
     Exercise of stock options......................         --           --            --            --            --        --
  Series B:
     Exercise of stock options......................         --           --       228,483         2,284            --        --
     Shares issued for cash.........................         --           --       373,192         3,732            --        --
     Offering costs.................................         --           --            --            --            --        --
     Amendments to investor option agreement........         --           --            --            --            --        --
Net Loss............................................         --           --            --            --            --        --
                                                       --------    ---------     ---------     ---------   -----------  --------
Balance, December 31, 1995..........................         --           --     2,090,633        20,906     1,103,867    11,039
  Conversion of Series A to common
     stock..........................................         --           --            --            --    (1,103,867)  (11,039)
  Conversion of note payable........................         --           --            --            --            --        --
  Shares issued for reverse stock split.............         --           --            43            --            --        --
  Series B:
     Exercise of stock options and conversion
     of note payable................................         --           --       380,808         3,808            --        --
  Series C:
     Shares issued for cash.........................    761,615        7,616            --            --            --        --
     Offering costs.................................         --           --            --            --            --        --
  Series E:
     Warrant issued for  cash.......................         --           --            --            --            --        --
Common stock:
  Issued common stock pursuant to the
     company's initial public offering..............                                    --            --            --        --
  Offering costs....................................        --            --            --            --            --        --
  Underwriter's warrant.............................        --            --            --            --            --        --
Conversion of Series C to common stock..............  (761,615)       (7,616)           --            --            --        --
Conversion of Series B to  common stock.............        --            --    (2,471,484)      (24,714)           --        --
Issuance of Series B anti-dilution shares...........        --            --            --            --            --        --
  Net loss..........................................        --                          --            --            --        --
                                                      --------     ---------     ---------     ---------   -----------  --------
Balance, December 31, 1996..........................        --       $    --            --      $     --            --   $    --
                                                      ========     =========     =========     =========   ===========  ========

                                                                                  ADDITIONAL
                                                          COMMON STOCK             PAID-IN         ACCUMULATED
                                                  ---------------------------
                                                     SHARES         AMOUNT         CAPITAL           DEFICIT           TOTAL
                                                  ------------   ------------     ------------      ---------       -----------
Balance, December 31, 1993........................     177,598     $    1,776     $ 6,451,269      $(6,352,978)     $   118,722
  Common stock:
     Shares issued as compensation................      37,310            373           2,029               --            2,402
     Shares issued for cash.......................       2,814             28             200               --              228
  Series B:
     Exercise of stock options....................          --             --         719,478               --          725,000

     Shares issued for cash.......................          --             --         548,248               --          550,000
     Offering costs...............................          --             --         (77,863)              --          (77,863)
Net Loss..........................................          --             --              --       (1,066,462)      (1,066,462)
                                                    ----------     ----------     -----------     ------------    -------------
Balance, December 31, 1994........................     217,722          2,177       7,643,361       (7,419,440)         252,027
  Common stock:
     Exercise of stock options....................       1,142             12           1,548               --            1,560
  Series B:
     Exercise of stock options....................          --             --         347,716               --          350,000
     Shares issued for cash.......................          --             --       1,221,268               --        1,225,000
     Offering costs...............................          --             --         (65,383)              --          (65,383)
     Amendments to investor option agreement......          --             --          45,090               --           45,090
Net Loss..........................................          --             --              --       (1,882,459)      (1,882,459)
                                                    ----------     ----------     -----------     ------------    -------------
Balance, December 31, 1995........................     218,864          2,189       9,193,600       (9,301,899)         (74,165)
  Conversion of Series A to common
     stock........................................   1,103,867         11,039              --               --               --
  Conversion of note payable......................      30,465            305          99,695               --          100,000
  Shares issued for reverse stock split...........         589              5              (5)              --               --
  Series B:
     Exercise of stock options and conversion
     of note payable..............................          --             --         809,822               --          813,630
  Series C:
     Shares issued for cash.......................          --             --       2,992,384               --        3,000,000
     Offering costs...............................          --             --        (236,022)              --         (236,022)
  Series E:
     Warrant issued for  cash.....................          --             --         125,000               --          125,000
Common stock:
  Issued common stock pursuant to the
     company's initial public offering............   2,200,000         22,000      12,078,000               --       12,100,000
  Offering costs..................................          --             --      (1,470,419)              --       (1,470,419)
  Underwriter's warrant...........................          --             --             220               --              220
Conversion of Series C to common stock............     761,615          7,616              --               --               --
Conversion of Series B to  common stock...........   2,471,484         24,714              --               --               --
Issuance of Series B anti-dilution shares.........     138,752          1,388          (1,388)              --               --
Net loss..........................................          --             --              --       (2,238,568)      (2,238,568)
                                                    ----------     ----------     -----------     ------------    -------------
Balance, December 31, 1996........................   6,925,636     $   69,256     $23,590,887     $(11,540,467)     $12,119,676
                                                    ==========     ==========     ===========     ============    =============


                See accompanying  notes to financial statements

                             MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                  1994                 1995                 1996
                                                              --------------       -------------         -----------
Cash flows from operating activities:
     Net loss.................................................  $(1,066,462)        $(1,882,459)         $(2,238,568)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation.............................................       36,945              85,960              178,526
     Interest on marketable debt securities...................            0                   0               (7,417)
     Shares issued as compensation............................        2,402                  --                   --
     Amendments to investor option agreement..................           --              45,090                   --
     Changes in operating assets and liabilities:
      Accounts receivable.....................................      (20,639)            (86,937)            (361,515)
      Inventories.............................................     (121,547)           (109,368)             (71,101)
      Prepaid expenses and other assets.......................        3,542             (23,190)             (51,081)
      Accounts payable........................................       16,854              83,263              110,175
      Accrued liabilities.....................................       90,026             107,193              (66,786)
      Deferred revenue........................................       66,250              38,563             (134,544)
                                                                -----------         -----------          -----------
Net cash used in operating activities.........................     (992,629)         (1,741,885)          (2,642,311)
                                                                -----------         -----------          -----------

Cash flows from investing activities:
     Purchases of marketable securities.......................            0                   0           (1,456,860)
     Purchases of equipment, furniture and fixtures...........     (256,622)           (120,392)            (297,090)
     Purchase of patent rights................................           --            (235,288)            (109,722)
                                                                -----------         -----------          -----------
Net cash used in investing activities.........................     (256,622)           (355,680)          (1,863,672)
                                                                -----------         -----------          -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations..........      (26,729)            (42,138)             (44,546)
     Proceeds from issuance of common stock...................          228               1,560           12,101,130
     Proceeds from issuance of convertible preferred stock....    1,275,000           1,575,000            3,812,500
     Warrants issued..........................................           --                  --              125,220
     Proceeds from issuance of notes payable..................      100,000             125,000              187,500
     Principal payments on notes payable......................      (24,967)           (106,324)            (429,957)
     Offering costs...........................................      (77,863)            (65,383)          (1,706,441)
                                                                -----------         -----------          -----------
Net cash provided by financing activities.....................    1,245,669           1,487,715           14,045,406
                                                                -----------         -----------          -----------

Net increase (decrease) in cash and cash equivalents..........       (3,582)           (609,850)           9,539,423
Cash and cash equivalents:
     Beginning of year........................................      649,249             645,667               35,817
                                                                -----------         -----------          -----------
     End of year..............................................  $   645,667         $    35,817          $ 9,575,240
                                                                ===========         ===========          ===========


See accompanying Notes to Financial Statements.

                             MEDI-JECT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

   The Company is primarily a manufacturer and distributor of needle-free injection devices and disposables for the injection of insulin and human growth hormone. Products are sold throughout the United States, Europe, the Middle East, and Asia.

   The Company completed an initial public offering ("IPO") of 2,200,000 shares of its common stock on October 2, 1996. Simultaneously with the closing date of the IPO, all outstanding shares of preferred stock (consisting of 2,471,484 shares Series B, and 761,615 shares Series C) were automatically converted into an aggregate of 3,371,851 shares of common stock. The conversion of the Company's preferred stock to common stock, as described herein, has been reflected in the balance sheet at December 31, 1996.

Reverse Stock Split

   In connection with the Company's IPO, the Board of Directors and shareholders approved a 1-for -1.313 reverse stock split of its common stock, effective August 6, 1996. The effect of the stock split has been retroactively reflected in the accompanying financial statements and notes thereto.

Net Loss Per Share

   Net loss per common share is computed based upon the weighted average number of common shares outstanding.

   The unaudited pro forma net loss per common share information included in the statement of operations for the year ended December 31, 1995 reflects the impact of the conversion of all Preferred Shares retroactively as of the date of issuance of the Preferred Shares. Also, pursuant to the Securities and Exchange Commission regulations, all common and Preferred Shares issued and options and warrants granted by the Company during the 12-month period preceding the initial filing date of the October 1996 public offering have been included in the year end and pro forma calculation of weighted average common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and an offering price of $5.50 per share.

Cash Equivalents

   The Company considers highly liquid debt instruments with original maturities of ninety days or less to be cash equivalents.

Marketable Securities

   The Company accounts for its marketable debt securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's marketable debt securities are classified as available-for-sale. However, because the original maturities of the Company's debt securities are less than one year, they are reported at amortized cost which approximates fair value.

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Equipment, Furniture, and Fixtures

   Equipment, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 10 years.

Sales Recognition

   Sales and related costs are recognized upon shipment of product to customers. Sales are recorded net of provisions for returns and discounts.

Licensing and Product Development Revenue Recognition

   Licensing and product development revenue is recognized when underlying performance criteria for payment have been met and the Company has an unconditional right to such payment. Depending on a license or product development agreement's terms, recognition criteria may be satisfied upon achievement of milestones, passage of time, or product sales by the licensee. Payments received by the Company in excess of amounts earned are classified as deferred revenue.

Stock-Based Compensation

   Compensation expense for stock incentives granted to employees and directors is recognized in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Pro forma effects on net loss and loss per share are provided as if the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," has been applied.

Product Warranty

   The Company recognizes the estimated cost of warranty obligations to its customers at the time the products are shipped.

Research and Development

   Company sponsored research and development expenses related to both present and future products are expensed as incurred.

Income Taxes

   Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

Concentration of Credit Risk

   Financial instruments that may subject the Company to concentration of credit risk consist principally of marketable debt securities investments and trade accounts receivable. Risks related to marketable securities purchased are mitigated by the limitations established in the Company's investment policy. This policy requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry. For trade accounts receivable, risks are mitigated by the large number of individual customers, long-standing credit relationships with major distributors and a satisfactory financial evaluation of distributors carrying substantial credit balances.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

   Certain prior year amounts have been reclassified to conform with current year presentation.

Fair Value of Financial Instruments

   All financial instruments are carried at amounts that approximate estimated fair value.

2.    INVENTORIES

Inventories consist of the following:

                                          December 31,
                                 ----------------------------
                                    1995             1996
                                 ----------        ----------
Raw material...................  $  145,603        $  175,251
Work-in-process................      80,663           119,575
Finished goods.................      53,963            56,504
                                 ----------        ----------
                                 $  280,229        $  351,330
                                 ==========        ==========

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

3.   EQUIPMENT, FURNITURE, FIXTURES

Equipment, furniture and fixtures consisted of the following:

                                                                                   December 31,
                                                                      ----------------------------------
                                                                            1995             1996
                                                                      ---------------    ---------------
Office equipment..............................................            $ 262,847         $ 404,811
Production equipment..........................................              753,319           822,477
Displays......................................................               11,296            11,296
Less Accumulated Depreciation.................................             (550,436)         (642,994)
                                                                          ---------         ---------
                                                                          $ 477,026         $ 595,590
                                                                          =========         =========

4.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

                                                                                    December 31,
                                                                      ---------------------------------
                                                                           1995                 1996
                                                                      ---------------       -----------
Product warranty and returns..................................            $  71,620           $  86,436
Payroll.......................................................               29,787              37,828
Patent rights obligation......................................               96,500                  --
Other.........................................................              200,325             207,182
                                                                          ---------           ---------
Other.........................................................            $ 398,232           $ 331,446
                                                                          =========           =========

5.   NOTES PAYABLE

Notes payable consisted of the following:

                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                               1995           1996
                                                                           -----------    -----------
Unsecured notes payable, interest at 10%...............................      $ 125,000       $     --
Notes payable, due in aggregate monthly payments of $11,127
 including interest at 10% through October 1997.  Notes are
 secured by all assets of the Company..................................        213,554         96,097
Unsecured note payable to shareholder/director, with interest at 12% payable monthly, Convertible into
 30,465 shares of common stock.........................................        100,000             --
                                                                           -----------    -----------
                                                                               438,554         96,097
Current maturities.....................................................       (342,457)       (96,097)
                                                                           -----------    -----------
Notes payable, less current maturities.................................      $  96,097             --
                                                                             =========    ===========

     On January 25, 1996, the Company converted an unsecured note payable totaling $312,500 (of which $125,000 was outstanding at December 31, 1995) into 190,404 shares of common stock. In addition, the holder of the debt purchased an additional 190,404 shares of common stock for proceeds of $500,000 in connection with a stock option exercise.

     On February 29, 1996 an unsecured note payable to a shareholder totaling $100,000, which was outstanding at December 31, 1995, was converted into 30,465 shares of common stock.

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

6.   LEASES

     The Company has a noncancelable operating lease for its office and manufacturing facility that expires in April 1997. This lease requires the Company to pay all executory costs such as maintenance and insurance. In February, 1997, the Company executed a five year lease for a new facility, (See note 13).

     Rent expense incurred for the years ended December 31, 1994, 1995 and 1996 was $102,306, $107,616 and $101,139, respectively.

     The Company is also obligated under noncancelable leases classified as capital leases. The leases call for aggregate monthly payments of $4,302 with various expiration dates through September 1999. Equipment, furniture, and fixtures include $326,186 and $282,186 of cost and $221,341 and $221,409 of accumulated amortization as of December 31, 1995 and 1996, respectively, related to these leases.

Future minimum lease payments are as follows as of December 31, 1996:

                                                                       CAPITAL       OPERATING
                                                                        LEASES        LEASES
                                                                       --------      ---------
1997............................................................       $ 36,570      $ 27,236
1998............................................................          7,070            --
1999............................................................          2,412            --
                                                                       --------      --------
                                                                         46,052      $ 27,236
                                                                                     ========
Amount representing interest (at rates from 12% to 20.9%).......         (4,955)
                                                                       --------
    Present value of minimum capital lease payments.............         41,097
Current maturities..............................................        (32,747)
                                                                       --------
    Obligations under capital leases less current maturities....       $  8,350
                                                                       ========

7.   INCOME TAXES

     The Company incurred losses for both book and tax purposes in each of the three years in the period ended December 31, 1996 and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1996, 1995, and 1994 as follows:

                                               1994     1995     1996
                                              -------  -------  -------
Statutory federal income tax rate...........   (34.0)%  (34.0)%  (34.0)%
Valuation allowance increase................    36.0     36.0     39.8
State income taxes, net of federal benefit..    (2.0)    (2.0)    (2.0)
Research and experimentation credit.........      --       --     (1.6)
Other.......................................      --       --     (2.2)
                                              ------   ------   ------
                                                 0.0%     0.0%     0.0%
                                              ======   ======   ======

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

Deferred taxes as of December 31, 1995 and 1994 consist of the following:

                                         1995           1996
                                         ----           ----
Deferred tax assets:
  Inventory reserve................  $    72,100   $    21,000
  Net operating loss carryforward..    3,123,600     4,012,000
  Research credit carryforward.....      117,000       152,000
  Other............................       27,300        45,000
                                     -----------   -----------
                                       3,340,000     4,230,000
Less valuation allowance...........   (3,340,000)   (4,230,000)
                                     -----------   -----------
                                     $         0   $         0
                                     ===========   ===========

     At December 31, 1996, the Company had net operating loss carryforwards ("NOL") of approximately $11,100,000 for federal income tax purposes, which begin to expire in 1997. Additionally, the Company had research credit carryforwards of approximately $152,000, which begin to expire in 1997.

     As a result of the 1996 equity changes as described in Note 8, the net operating loss will be subject to annual limitation as defined by Section 382 of the Internal Revenue Code. The annual limitation for utilization of the net operating loss carryforwards is approximately $750,000. Subsequent and future equity changes could further limit the net operating losses available.

8.   SHAREHOLDERS' EQUITY

Initial Public Offering

     On October 2, 1996, the Company completed an initial public offering ("IPO") of its common stock. In this offering 2,200,000 common shares were sold at a price of $5.50 per share. As a consequence of this offering, and in accordance with the terms of each of the various series of preferred stock that the Company had outstanding prior to the IPO, all series of preferred shares then outstanding and rights to acquire preferred shares were automatically converted into common stock or rights to purchase common stock

Authorized Shares

     At December 31, 1996, the total number of shares authorized for all classes of stock was 13,709,064 shares: 12,947,449 common shares and 761,615 preferred shares unissued and undesignated as to class.

Series A Preferred

     On January 31, 1996, the Company converted its Series A convertible preferred stock into common stock. Automatic conversion into common stock of the Series A was precipitated by the Company's net worth exceeding $1.0 million.

Stock Options and Warrants

     The Company has issued options and warrants for common stock to various officers, directors, employees, lenders and others. These options and warrants have exercise prices ranging from $0.79 to $6.60 per share and expire from January 1997 to January 2006.

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

     As of December 31, 1995 the Company had stock options outstanding for 380,808 shares of its Series B convertible preferred stock issued in connection with a 1993 stock purchase agreement. This option agreement, was exercised in full on February 29, 1996. The exercise price was $1.64 per share for 190,404 shares and $2.63 for the remaining 190,404 shares, all of which were converted to shares of common stock in connection with the Company's IPO. Amendments during 1995 to the Series B preferred option agreement resulted in the recognition of $45,090 in expense. This expense was associated with decreases in the exercise price of certain options in exchange for a short-term credit facility, and the cancellation of a technology license and co-development agreement.

     The Company's stock option plans allow for grant of options to officers, directors, and employees to purchase up to 995,050 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed tens years and vest in varying periods.

     Stock option and warrant activity is summarized as follows:

                                                                        NUMBER            WEIGHTED
                                                                           OF              AVERAGE
                                                                        SHARES             PRICES
                                                                      -----------         ----------
Outstanding at December 31, 1993.....................................   1,043,282          $  1.41
  Granted............................................................     124,995             1.61
  Exercised..........................................................    (152,323)            1.31
  Canceled...........................................................      (7,236)           29.42
                                                                      -----------         ----------
Outstanding at December 31, 1994.....................................   1,008,718             1.43
  Granted............................................................     214,776             3.16
  Exercised..........................................................    (229,627)            1.45
  Canceled...........................................................      (2,057)            3.28
                                                                      -----------         ----------
Outstanding at December 31, 1995.....................................     991,810             1.84
  Granted............................................................   2,942,915             5.61
  Exercised..........................................................    (381,380)            1.64
  Canceled...........................................................     (19,959)            1.75
                                                                      -----------         ----------
Outstanding at December 31, 1996.....................................   3,533,386          $  5.03
                                                                      ===========         ==========

     As of December 31, 1995 and 1996, 406,931 and 828,498 options and 584,879 and 2,704,888 warrants were outstanding, respectively.

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options and warrants was $.79 - $6.60 and 8 years, respectively. At December 31, 1995 and 1996, currently exercisable options and warrants aggregated 238,240 and 419,875 options and 584,879 and 2,704,888 warrants, respectively and the weighted-average exercise price of those options and warrants was $1.84 and $5.03, respectively.

     The per share weighted-average fair value of stock options granted during 1995 and 1996 is estimated as $.95 and $4.16, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1995 and 1996: expected volatility of 0 and 106 for 1995 and 1996, respectively, risk-free interest rate of 6.0%, expected dividends of $0 and expected lives of
2.5 to 7.5 years for both years.

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company's net loss and loss per share would have increased by approximately $97,000 or $.03 per share in 1995 and $375,000, or $.08 per share in 1996.

     Proforma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

9.   EMPLOYEE SAVINGS PLAN

     The Company has an employee savings plan that covers all employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 15% of their compensation into the plan. The Company, at the discretion of the Board of Directors, may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee's salary, or both. No elective contributions have been made for the years ended December 31, 1994, 1995, and 1996.

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During 1994, the Company entered into capital lease obligations for equipment of $111,571.

     Cash paid for interest during the years ended December 31, 1994, 1995, and 1996 was $67,785, $62,515 and $30,919, respectively.

  Cash paid for taxes during the years ended December 31, 1994, 1995 and 1996 was $300 in each year.

     During 1996, notes payable of $125,000 and $100,000, respectively, were converted into 190,404 shares of Series B Preferred Stock and 30,465 shares of Common Stock, respectively.

11.  SALES

     The Company had a foreign customer, a distributor of the Company's products, who accounted for approximately 5%, 18% and 18% of sales for the years ended December 31, 1994, 1995, and 1996, respectively.

Foreign sales by geography were as follows:

                                       1994      1995      1996
                                     --------  --------  --------

Europe (primarily Germany)......     $ 14,960  $301,277  $356,838
Other...........................      146,469   319,379   221,653
                                     --------  --------  --------
    Total.......................     $161,429  $620,656  $578,491
                                     ========  ========  ========

     Other consists mainly of sales to Asia.

                             MEDI-JECT CORPORATION

                               DECEMBER 31, 1996

12.  BECTON DICKINSON ARRANGEMENT

     On January 25, 1996, the Company sold 761,615 shares of common stock to Becton Dickinson and Company ("Becton Dickinson") for $3,000,000. In addition, the Company granted Becton Dickinson an option to purchase 380,808 shares of common stock with an exercise price of $4.60. Warrants for 1,904,037 shares of common stock were also granted at an exercise price of $5.91 for initial consideration of $125,000. The Becton Dickinson option and warrant agreements each expire on the tenth anniversary of the agreement.

     In connection with the sale of equity to Becton Dickinson, the Company entered into a licensing agreement with Becton Dickinson, which provides Becton Dickinson exclusive worldwide rights to certain Medi-Ject technology. In exchange for granting this exclusive right, the Company will receive $100,000 per month for 24 months beginning January 1996 to develop the technology.

13.  SUBSEQUENT EVENTS

     On February 11, 1997, the Company executed a lease for a new office and manufacturing facility. The new facility consists of a total of 22,968 square feet of space and is located in Plymouth, Minnesota, near the Company's existing offices. The lease term is for 60 months at an average of $14,355 per month.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 29, 1995, on the recommendation of the Audit Committee and with the approval of the Board of Directors, the Company engaged KPMG Peat Marwick LLP to audit the consolidated financial statement of the Company for the year ended December 31, 1995. KPMG Peat Marwick LLP has also conducted a reaudit of the financial statements as of December 31, 1994, and for each of the years in the two-year period ended December 31, 1994. There were no disagreements between the Company and Stirtz Bernards Boyden Surdel & Larter Professional Association ("Stirtz Bernards"), the Company's prior accountants, (whether resolved to the satisfaction of Stirtz Bernards or not) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The audit opinion of Stirtz Bernards for the years ended December 31, 1993 and 1994 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the headings "Election of Directors" and "Compliance with Section16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1997 is incorporated by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part 1 of the Form 10-K under separate caption.

Item 11.  EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1997 is incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1997 is incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Certain Relationships And Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1997 is incorporated by reference.

                                    PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements - see Part II

     (2)  Financial Statement Schedule -
          All schedules have been ommitted because they are not applicable or not required or because the information is included in the financial statements or the notes thereto.

     (3)  Management Contracts - see list of Exhibits

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the fourth quarter of 1996.

(c)  Exhibits

          3.1       Second Amended and Restated Articles of Incorporation of the Company.(a)

          3.2       Second Amended and Restated Bylaws of the Company.(a)

          4.1       Form of Certificate for Common Stock.(a)

          4.2       Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and
                    Company.(a)

          4.3       Stock Option, dated January 25, 1996, issued to Becton Dickinson and
                    Company.(a)

          4.4       Warrant, dated March 24, 1995, issued to Robert Fullerton.(a)

          4.5       Warrant, dated March 24, 1995, issued to Michael Trautner.(a)

          4.6       Preferred Stock, Option and Warrant Purchase Agreement, dated January 25,
                    1996, between the Company and Becton Dickinson and Company (filed herewith as
                    Exhibit 10.7).(a)

          10.1      Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto.(a)

          10.2      Promissory Note, dated August 29, 1994, issued to Fred Shapiro.(a)

          10.3      Security Agreement, dated September 30, 1994, by and between the Company and
                    Kelsey Lake Limited Partnership and Kerry Lake Company, a Limited
                    Partnership.(a)

          10.4      Promissory Note, dated September 30, 1994, issued to Kelsey Lake Limited
                    Partnership.(a)

          10.5      Promissory Note, dated September 30, 1994, issued to Kerry Lake Company, a
                    Limited Partnership.(a)

          10.6      Loan Agreement, dated as of December 22, 1995, by and between Ethical
                    Holdings plc and the Company, including the related Promissory Note, dated
                    December 22, 1995, issued to Ethical Holdings plc.(a)

          10.7      Preferred Stock, Option and Warrant Purchase Agreement, dated January 25,
                    1996, between the Company and Becton Dickinson and Company.(a)

          10.8 *    Employment Agreement, dated as of January 3, 1995, between the Company and
                    Franklin Pass, MD.(a)

          10.9 *    Employment Agreement, dated as of January 3, 1995, between the Company and
                    Mark Derus.(a)

          10.10 *   Employment Agreement, dated as of January 3, 1995, between the Company and
                    Todd Leonard.(a)

          10.11 *   Employment Agreement, dated as of January 3, 1995, between the Company and
                    Peter Sadowski.(a)

          10.12 *   1993 Stock Option Plan.(a)

          10.13 *   Form of incentive stock option agreement for use with 1993 Stock Option
                    Plan.(a)

          10.14 *   Form of nonqualified stock option agreement for use with 1993 Stock Option
                    Plan.(a)

          10.15 *   1996 Stock Option Plan, with form of stock option agreement.(a)

          10.16     Preferred Stock Purchase Agreement between Enskilda Kapitalforvaltning and the Company, dated February 1, 1994, relating to the Company's Non-Voting
                    Series B Convertible Preferred Stock.(a)

          10.17     Preferred Stock Purchase Agreement between Enskilda Kapitalforvaltning and the Company, dated December 28, 1993, relating to the Company's Series B
                    Convertible Preferred Stock.(a)

          10.18     Preferred Stock Purchase Agreement between Calvert Social Venture Partners,
                    L.P. and the Company, dated November 29, 1993, relating to the Company's
                    Series B Convertible Preferred Stock.(a)

          10.19     Form of Preferred Stock Purchase Agreement relating to the Company's Series B
                    Convertible Preferred Stock.(a)

          +10.20    Development and License Agreement between Becton Dickinson and Company and the Company, effective January 1, 1996.(a)

          10.21     Office-Warehouse lease with Carlson Real Estate Company, dated February 11,
                    1997.

          16.1      Letter Regarding Change in Certifying Accountant.(a)

          23        Consent of KPMG Peat Marwick LLP.

          27        Financial Data Schedule

          99        Cautionary Statement

*    Indicates management contract or compensatory plan or arrangement.
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
+ Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.20 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 31, 1997.

                                   MEDI-JECT CORPORATION


                                   /s/ Franklin Pass
                                   ---------------------
                                   Franklin Pass, MD
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 31, 1997.

      SIGNATURE                              TITLE
      ---------                              -----


                              President, Chief Executive Officer and Director
________________________
Franklin Pass, M.D.           (principal executive officer)

                              Vice President of Finance, Chief Financial Officer
________________________
Mark S. Derus                 (principal financial and accounting officer)


                              Director
________________________
Louis C. Cosentino

                              Director
________________________
Kenneth Evenstad

                              Director
________________________
Geoffrey Guy

                              Director
________________________
Norman Jacobs

                              Director
________________________
Fred Shapiro, M.D.

                              Director
________________________
Peter Sjostrand