Form 10-K/A
period 1996-12-31
MEDI JECT CORP /MN/
filed 1997-05-05
CIK 1016169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-K/A-1

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
     Common Stock: $0.01 par; authorized 17,000,000 shares:
      218,864 and 6,925,636 issued and outstanding at
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

     At December 31, 1996, the total number of shares authorized for all classes of stock was 18,000,000 shares: 17,000,000 common shares and 1,000,000 preferred shares unissued and undesignated as to class.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on May 5, 1997.

                                   MEDI-JECT CORPORATION


                                   /s/ Mark S. Derus
                                   ---------------------
                                   Mark S. Derus
                                   Chief Financial Officer