Form 10-Q
period 1997-03-31
MEDI JECT CORP /MN/
filed 1997-05-14
CIK 1016169

                               ----------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

                 For the quarterly period ended March 31, 1997

Commission File Number 0-20945

                             MEDI-JECT CORPORATION

                         161 Cheshire Lane, Suite 100

                         Minneapolis, Minnesota  55441

                                (612) 475-7700

A Minnesota Corporation                          IRS Employer ID No. 41-1350192

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 1997 was 6,994,664.

                               ----------------

                             MEDI-JECT CORPORATION

                                     INDEX

                                                                   PAGE
                                                                   ----

PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements (Unaudited)


               Balance Sheets, as of December 31, 1996 and

               March 31, 1997.......................................  3

               Statements of Operations for the three months ended
               March 31, 1996 and 1997..............................  4

               Statements of Cash Flows for the three months ended
               March 31, 1996 and 1997..............................  5

               Notes to Financial Statements........................  6


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................  7


PART II.       OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K.....................  8


     SIGNATURES..................................................... 11

                             MEDI-JECT CORPORATION
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                   December 31,    March 31,
                                                      1996           1997
                                                   ------------ ------------
                  ASSETS
Current Assets:
     Cash and cash equivalents..................   $  9,575,240 $  6,303,217
     Marketable securities......................      1,464,277    3,963,906
     Accounts receivable, less allowances
     for doubtful accounts of $12,983...........        537,755      856,653
     Inventories................................        351,330      386,167
     Prepaid expenses and other assets..........         86,589      203,643
                                                   ------------ ------------
                                                     12,015,191   11,713,586
                                                   ------------ ------------

Equipment, furniture and fixtures, net..........        595,590      616,552
                                                   ------------ ------------

Patent rights...................................        345,010      366,093
                                                   ------------ ------------

                                                   $ 12,955,791 $ 12,696,231
                                                   ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)

Current liabilities:
     Accounts payable...........................   $    353,456      504,137
     Accrued expenses and other liabilities.....        331,446      480,179
     Deferred revenue...........................         14,019       39,019
     Capital lease obligations - current
     maturities.................................         32,747       24,797
     Notes payable - current maturities.........         96,097       64,858
                                                   ------------ ------------
                                                        827,765    1,112,990
                                                   ------------ ------------

Long-term liabilities:
     Capital lease obligations, less
     current maturities.........................          8,350        5,267
     Notes payable, less current maturities.....             --           --
                                                   ------------ ------------
                                                          8,350        5,267
                                                   ------------ ------------
Shareholders' equity (deficit):
     Common Stock: $0.01 par; authorized
      17,000,000 shares:
      6,925,636 and 6,959,627 issued and
      outstanding at December 31, 1996 and
      March 31, 1997, respectively..............         69,256       69,596
     Additional paid-in capital.................     23,590,887   23,631,135
     Accumulated deficit........................    (11,540,467) (12,122,757)
                                                   ------------ ------------
       Total shareholders' equity...............     12,119,676   11,577,974
                                                   ------------ ------------

                                                   $ 12,955,791 $ 12,696,231
                                                   ============ ============

See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Year Ended
                                                      ----------------------
                                                       March 31,   March 31,
                                                         1996        1997
                                                      ----------  ----------
Revenues:
 Sales.............................................   $  443,825  $  406,081
 Licensing & product development...................      325,323     564,944
                                                      ----------  ----------
                                                         769,148     971,025
                                                      ----------  ----------
Operating Expenses:
 Cost of sales.....................................      292,511     270,048
 Research and development..........................      449,732     645,290
 General and administrative........................      389,334     407,830
 Sales and marketing...............................      212,654     366,362
                                                      ----------  ----------
                                                       1,344,231   1,689,530
                                                      ----------  ----------

Net operating loss.................................     (575,083)   (718,505)
                                                      ----------  ----------

Other income (expense):
 Interest and other income.........................       35,548     139,995
 Interest and other expense........................      (13,481)     (3,780)
                                                      ----------  ----------
                                                          22,067     136,215
                                                      ----------  ----------

Net loss...........................................   $ (553,016) $ (582,290)
                                                      ==========  ==========

Net loss per common share..........................           --  $     (.08)

Weighted average common shares
 outstanding.......................................           --   6,947,245

Proforma net loss per common share
 (unaudited) (Note 3)..............................   $     (.14)

Proforma weighted average common shares
 outstanding (unaudited) (Note 3)..................    4,087,360

See accompanying Notes to Financial Statements

                             MEDI-JECT CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Quarter Ended
                                                       ------------------------
                                                        March 31,    March 31,
                                                          1996         1997
                                                       ----------   -----------
Cash flows from operating activities:
    Net loss.........................................  $ (553,016)  $  (582,290)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation.....................................      32,304        56,356
    Interest on marketable debt securities...........          --       (35,676)
    Shares issued as compensation....................          --            --
    Amendments to investor option agreement..........          --            --
    Changes in operating assets and liabilities:
      Accounts receivable............................    (149,289)     (318,898)
      Inventories....................................     (16,028)      (34,837)
      Prepaid expenses and other assets..............     (43,805)     (117,054)
      Accounts payable...............................     119,611       150,681
      Accrued liabilities............................     (77,627)      148,733
      Deferred revenue...............................      60,678        25,000
                                                       ----------   -----------
Net cash used in operating activities................    (627,172)     (707,985)
                                                       ----------   -----------
Cash flows from investing activities:
    Purchases of marketable securities...............          --    (2,463,953)
    Purchases of equipment, furniture and fixtures...     (78,868)      (67,021)
    Purchase of patent rights........................     (60,308)      (31,380)
                                                       ----------   -----------
Net cash used in investing activities................    (139,176)   (2,562,354)
                                                       ----------   -----------
Cash flows from financing activities:
    Principal payments on capital lease obligations..     (11,994)      (11,033)
    Proceeds from issuance of common stock...........          --        46,279
    Proceeds from issuance of convertible preferred
     stock...........................................   3,812,500            --
    Warrants issued..................................     125,000            --
    Proceeds from issuance of notes payable..........     187,500            --
    Principal payments on notes payable..............    (339,936)      (31,239)
    Offering costs...................................    (231,770)       (5,691)
                                                       ----------   -----------
Net cash provided by (used in) financing activities..   3,541,300        (1,684)
                                                       ----------   -----------

Net increase (decrease) in cash and cash equivalents.   2,774,952    (3,272,023)
Cash and cash equivalents:
    Beginning of period..............................      35,817     9,575,240
                                                       ----------   -----------
    End of period....................................  $2,810,769   $ 6,303,217
                                                       ==========   ===========

See accompanying Notes to Financial Statements.

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company's 1996 audited financial statements and notes thereto.

2.   INTERIM FINANCIAL STATEMENTS
     Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

4.   Inventories consist of the following:

                    December 31, 1996      March 31, 1997
                    -----------------      --------------
Raw Material            $175,251              $208,799
Work in-process          119,575               107,738
Finished goods            56,504                69,630
                        --------              --------
                        $351,330              $386,167
                        ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 1996 and 1997

Total revenues for the three months ended March 31, 1996 and 1997 were $769,148 and $971,025 respectively. This represents an increase of $201,877 or 26%. Sales of injector products and services decreased by $37,744 in the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This decrease resulted primarily from a decrease in the number of injectors sold (811 and 629 in the first quarters of 1996 and 1997, respectively) partially offset by increased sales of supplies and services. The decrease in sales of injectors in the quarterly periods is primarily attributable to the shipment of a significant order to a corporate customer in the first quarter of 1996 that did not occur in the 1997 period.

Licensing and product development fee income increased by $239,621 in the three months ended March 31, 1997 as compared to the prior year period. This increase relates to development and licensing fees received from agreements with corporate partners that were not in existence in the first quarter of 1996. The Company expects that licensing and product development fee income will fluctuate on a quarter to quarter basis, depending on a number of factors, including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months ended March 31, 1996 and 1997 were $292,511 and $270,048, respectively. This represents a decrease of $22,463. The decrease in cost of sales is primarily attributable to decreased sales in the first quarter of 1997.

Research and development expenses totaled $449,732 and $645,290 in the three months ended March 31, 1996 and 1997, respectively. This increase is primarily attributable to expenditures related to development projects underway in the first quarter of 1997 for corporate partners that were not in existence in the first quarter of 1996.

General and administrative expenses totaled $389,334 and $407,830 in the three months ended March 31, 1996 and 1997, respectively. These figures reflect an increase of $18,496 or 5%. This increase is primarily attributable to increased auditing and amoritzation expense in 1997. The amortization expense relates to the initiation of patent amortization charges following the allowance by the U.S. Patent Office of one of the Company's patent filings in February, 1997.

Sales and marketing expenses totaled $212,652 and $366,362 in the three months ended March 31, 1996 and 1997, respectively. These figures reflect a year to year increase of $153,710 or 72%. This increase is primarily attributable to personnel additions, increased travel expense and expenditures related to the launch of the new Medi-Jector Choice product in January 1997.

Interest expense totaled $13,481 and $3,780 in the three month periods ended March 31, 1996 and 1997, respectively. The decrease is attributable to lower overall indebtedness in 1997. Interest income increased relative to the prior year for these same periods as a result of increased cash on hand following the Company's inital public offering in October, 1996.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $11,039,517 on December 31, 1996 compared to $10,267,123 on March 31, 1997. This decrease results primarily from an operating loss of $582,290 and an increase in accounts receivable and prepaid expenses totaling $435,952, during the period, which were partially offset by an increase in current liabilities of $285,225.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from the sales of the Company's products. The Company believes that cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through 1997. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private offerings, including equity offerings.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Securities Holders.

          None

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

          10.8 * Employment Agreement, dated as of January 1, 1997, between the Company and Franklin Pass, MD.

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

          27       Financial Data Schedule

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



                                      MEDI-JECT CORPORATION




May 14, 1997                          /s/ Franklin Pass
-----------------------------------   ------------------------------------------
Date                                  Franklin Pass, MD, Chairman/CEO



May 14, 1997                          /s/ Mark S. Derus
-----------------------------------   ------------------------------------------
Date                                  Mark S. Derus, Vice President Finance, CFO
                                      Principal Financial & Accounting Officer