Form 10-Q
period 1997-06-30
MEDI JECT CORP /MN/
filed 1997-08-12
CIK 1016169

                  -------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

Commission File Number 0-20945

                             MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100

                         Minneapolis, Minnesota  55441

                                 (612) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192



                           -------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 5, 1997 was 7,051,786.


                           -------------------------

                             MEDI-JECT CORPORATION

                                     INDEX


                                                                  PAGE
                                                                  ----


PART I.        FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)

               Balance Sheets, as of December 31, 1996 and
               June 30, 1997......................................  3

               Statements of Operations for the six months ended
               June 30, 1996 and 1997.............................  4

               Statements of Cash Flows for the six months ended
               June 30, 1996 and 1997.............................  5

               Notes to Financial Statements......................  6


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................  7



PART II.       OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K...................  9


     SIGNATURES................................................... 11

                             MEDI-JECT CORPORATION
                                BALANCE SHEETS
                                  (UNAUDITED)


                                           December 31, 1996     June 30, 1997
                                           -----------------     -------------
              ASSETS

Current Assets:
     Cash and cash equivalents..............  $  9,575,240        $  3,463,876
     Marketable securities..................     1,464,277           6,016,093
     Accounts receivable, less allowances
      for doubtful accounts of $12,983......       537,755             363,163
     Inventories............................       351,330             359,517
     Prepaid expenses and other assets......        86,589              94,267
                                              ------------        ------------
                                                12,015,191          10,296,916
                                              ------------        ------------

Equipment, furniture and fixtures, net......       595,590             741,979
                                              ------------        ------------

Patent rights...............................       345,010             380,782
                                              ------------        ------------
                                              $ 12,955,791        $ 11,419,677
                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable.......................  $    353,456        $    211,060
     Accrued expenses and other liabilities.       331,446             339,040
     Deferred revenue.......................        14,019                  --
     Capital lease obligations - current
      maturities............................        32,747              17,314
     Notes payable - current maturities.....        96,097              32,833
                                              ------------        ------------
                                                   827,765             600,247
                                              ------------        ------------
Long-term liabilities:
     Capital lease obligations, less
      current maturities....................         8,350               2,972

Shareholders' equity (deficit):
     Common Stock: $0.01 par; authorized
      17,000,000 shares: 6,925,636 and
      6,994,664 issued and outstanding at
      December 31, 1996 and June 30, 1997,
      respectively.........................         69,256              69,947
     Additional paid-in capital.............    23,590,887          23,687,331
     Accumulated deficit....................   (11,540,467)        (12,940,820)
                                              ------------        ------------
      Total shareholders' equity............    12,119,676          10,816,458
                                              ------------        ------------
                                                12,955,791          11,419,677
                                              ============        ============

See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               For Six Months Ended           For Three Months Ended
                                           -----------------------------   -----------------------------
                                           June 30, 1996   June 30, 1997   June 30, 1996   June 30, 1997
                                           -----------------------------   -----------------------------
Revenues:
    Sales..................................  $   814,244     $   883,174      $  370,419      $  477,093
    Licensing & product development........      686,038         969,230         360,715         404,286
                                             -----------     -----------      ----------      ----------
                                               1,500,282       1,852,404         731,134         881,379
                                             -----------     -----------      ----------      ----------


Operating Expenses:
    Cost of sales..........................      501,718         548,008         209,207         277,960
    Research and development...............    1,093,087       1,342,434         643,355         697,144
    General and administrative.............      672,079         845,487         282,745         437,657
    Sales and marketing....................      466,880         765,985         254,226         399,623
                                             -----------     -----------      ----------      ----------
                                               2,733,764       3,501,914       1,389,533       1,812,384
                                             -----------     -----------      ----------      ----------

Net operating loss.........................   (1,233,482)     (1,649,510)       (658,399)       (931,005)
                                             -----------     -----------      ----------      ----------


Other income (expense):
    Interest and other income..............       69,485         272,321          33,937         132,326
    Interest and other expense.............      (20,181)        (23,164)         (6,700)        (19,384)
                                             -----------     -----------      ----------      ----------
                                                  49,304         249,157          27,237         112,942
                                             -----------     -----------      ----------      ----------

Net loss...................................  $(1,184,178)    $(1,400,353)     $ (631,162)     $ (818,063)
                                             ===========     ===========      ==========      ==========

Net loss per common share..................                        $(.20)                          $(.12)


Weighted average common shares
    outstanding............................                    6,969,730                       6,991,969


Proforma net loss per common share
    (unaudited) (Note 3)...................        $(.23)                          $(.12)

Proforma weighted average common shares
    outstanding (unaudited) (Note 3).......    5,260,880                       5,260,880

See accompanying Notes to Financial Statements

                             MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           For Six Months Ended
                                                                   -------------------------------------
                                                                     June 30, 1996       June 30, 1997
                                                                   -------------------------------------
Cash flows from operating activities:
     Net loss....................................................      $(1,184,178)        $(1,400,353)
Adjustments to reconcile net loss to net
 cash used in operating activities:
     Depreciation and amortization...............................           69,881             123,359
     Loss from disposal of asset.................................               --              16,664
     Interest on marketable debt securities......................               --            (117,812)
     Changes in operating assets and liabilities:
       Accounts receivable.......................................           48,022             174,592
       Inventories...............................................          (54,306)             (8,187)
       Prepaid expenses and other assets.........................          (75,433)             (7,678)
       Accounts payable..........................................           (7,330)           (142,396)
       Accrued liabilities.......................................         (149,602)              7,595
       Deferred revenue..........................................          308,461             (14,019)
                                                                       -----------         -----------
Net cash used in operating activities............................       (1,044,485)         (1,368,235)
                                                                       -----------         -----------

Cash flows from investing activities:
     Purchases of marketable securities..........................               --          (4,947,230)
     Proceeds from purchases of marketable securities............               --             513,225
     Purchases of equipment, furniture and fixtures..............         (173,789)           (260,969)
     Proceeds from sale of equipment, furniture and fixtures.....               --                 300
     Purchases of patent rights..................................          (82,613)            (61,514)
                                                                       -----------         -----------
Net cash used in investing activities............................         (256,402)         (4,756,188)
                                                                       -----------         -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations.............          (23,079)            (20,811)
     Proceeds from issuance of common stock......................          101,130             102,826
     Proceeds from issuance of convertible preferred stock.......        3,812,500                  --
     Warrants issued.............................................          125,000                  --
     Proceeds from issuance of notes payable.....................          187,500                  --
     Principal payments on notes payable.........................         (469,299)            (63,264)
     Offering costs..............................................         (236,022)             (5,692)
                                                                       -----------         -----------
Net cash provided by (used in) financing activities..............        3,497,730              13,059
                                                                       -----------         -----------

Net increase (decrease) in cash and cash equivalents.............        2,196,843          (6,111,364)
Cash and cash equivalents:
  Beginning of period............................................           35,817           9,575,240
                                                                       -----------         -----------
  End of period..................................................      $ 2,232,660           3,463,876
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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

4.   Inventories consist of the following:

                           December 31, 1996    June 30, 1997
                           -----------------    -------------
     Raw Material              $175,251            $185,141
     Work in-process            119,575             103,315
     Finished goods              56,504              71,061
                               --------            --------
                               $351,330            $359,517
                               ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three and Six Months Ended June 30, 1997 and 1996

Total revenues for the three and six months ended June 30, 1997 were 881,379 and $1,852,404, respectively. These figures reflect increases of $150,245 or 21% and $352,122 or 23% over the same periods in 1996. Sales of injector products and services increased by $106,674 in the three months ended June 30, 1997, compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in the number of injector units sold during the 1997 period. Sales of injector products and services increased by $68,930 or 8% in the six months ended June 30, 1997 compared to the same period in the prior year. This increase was the result of an increase of a $41,785 in sales of supplies and services and an increase of $27,145 in injector sales. The number of injector units sold in the six months ended June 30, 1997 totaled 1,854, compared to 1,363 in the same period in the prior year. This 36% increase in unit sales was not reflected in the dollar figures due to a decrease in the average unit selling price from $389 in the six months ended June 30, 1996, to $301 during the same period in 1997. This represents a decrease of 23% from the 1996 to the 1997 period.

Licensing and product development fee income increased by $43,571 or 12% in the three months ended June 30, 1997 and by $283,192 or 41% in the six months ended June 30, 1997 compared to the same periods in 1996. These increases relate to fee income received from Teva Pharmaceuticals, new development and licensing agreements executed during the first six months of 1997 and a similar amount of fee income received from Becton Dickinson and Company during both the 1996 and 1997 periods. The Company expects that licensing and product development fee income will fluctuate on a quarter to quarter basis, depending on a variety of factors, including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three and six months ended June 30, 1997 were $277,960 and $548,008, respectively. These figures reflect increases of $68,753 or 33% and $46,290 or 9% in the three and six month periods of the prior year, respectively. While these increases approximately reflect the product sales increases experienced in each period, unit sales increases are disproportionately greater in each period, reflecting lower per unit manufacturing costs.

Research and development expenses increased 8% to $697,144 in the three months ended June 30, 1997, from $643,355 during the same period in 1996. Research and development expenses increased to $1,342,434 in the first six months of 1997, from $1,093,087 in the first six months of 1996, an increase of approximately 23%. These increases are attributable to research and development expenses related to new projects underway in the 1997 periods and a continuation of expenses under the collaboration with Becton Dickinson and Company in both periods.

General and administrative expenses totaled $437,657 and $845,487 in the three and six months ended June 30, 1997. In comparison to the prior year, these figures reflect increases of $154,912 or 55% and $173,408 or 26%, in the three and six months ended June 30, 1997, respectively. The increases during the 1997 periods principally reflect expenses related to being a publicly traded company, as well as increased salaries, travel, consulting and amortization expenses.

Sales and marketing expenses totaled $399,623 and $765,985 in the three and six months ended June 30, 1997, respectively. These figures reflect year to year increases of $145,397 or 57%, and $299,105 or 64%, in the three and six months ended June 30, 1997, respectively. These increases are principally attributable to expenses of a new field sales force and other promotional activities in the U.S. diabetes market.

Net other income (expense), increased by $85,705 and $199,853 relative to the prior year in the three and six month periods ended June 30, 1997, respectively. These increases are attributable to both increased interest income as a result of higher cash balances and lower interest expense due to lower overall indebtedness in the 1997 periods. Higher cash balances are the result of an initial public offering completed in October 1996.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $11,039,517 on December 31, 1996 compared to $9,479,969 on June 30, 1997. The decrease results primarily from an operating loss of $1,400,353, in addition to a reduction of $232,896 in liabilities offset in part by a $174,592 reduction in accounts receivable.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. The Company believes that cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through the next twelve months. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private offerings, including equity offerings.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securities Holders.

         On May 15, 1997 an annual meeting of shareholders was held at the offices of the Company. The first item submitted to Shareholders at the meeting was for the election of two Class I directors, Louis Cosentino, Ph.D. and Kenneth Evenstad. Dr. Cosentino was re-elected to the Board of Directors with votes cast in favor totaling 4,774,510 and votes withheld totaling 4,474. Mr. Evenstad was re-elected to the Board of Directors with votes in favor totaling 4,773,510 and votes withheld totaling 5,474. Continuing directors of the Company that did not stand for re-election at this meeting are; Chairman, Franklin Pass, Geoffrey Guy, Fred Shapiro, Norman Jacobs, and Peter Sjostrand. The second item submitted to the Shareholders at the meeting was the ratification of the Company's independent auditors for the year ending December 31, 1997. This item was approved with votes cast for totaling 4,761,562, votes against totaling 2,500, abstentions totaling 14,922 and broker non-votes of 0. The third and final item submitted to shareholders at the meeting was a proposal to increase the number of shares of Common Stock available for issuance under the Company's 1996 Incentive and Stock Option Plan. This proposal was approved by shareholders with votes for totaling 3,596,964, votes against totaling 616,521, abstentions totaling 16,862 and broker non-votes of 0.

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

          10.8* Employment Agreement, dated as of January 1, 1997, between the Company and Franklin Pass, MD. (c)

          10.9* Employment Agreement, dated as of January 3, 1995, between the Company and Mark Derus.(a)

          10.10* Employment Agreement, dated as of January 3, 1995, between the Company and Todd Leonard.(a)

          10.11* Employment Agreement, dated as of January 3, 1995, between the Company and Peter Sadowski.(a)

          10.12*  1993 Stock Option Plan.(a)

          10.13* Form of incentive stock option agreement for use with 1993 Stock Option Plan.(a)

          10.14* Form of non-qualified stock option agreement for use with 1993 Stock Option Plan.(a)

          10.15* 1996 Stock Option Plan, with form of stock option agreement.(a)

          +10.20 Development and License Agreement between Becton Dickinson and Company and the Company, effective January 1, 1996.(a)

          10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997. (b)

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

(b) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

(c) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDI-JECT CORPORATION



August 12, 1997                        /s/ Franklin Pass
------------------------------------   -------------------------------------
Date                                   Franklin Pass, MD, Chairman/CEO



August 12, 1997                        /s/ Mark S. Derus
------------------------------------   -------------------------------------
Date                                   Mark S. Derus, Vice President Finance,
                                       CFO Principal Financial & Accounting
                                       Officer