Form 10-Q
period 1997-09-30
MEDI JECT CORP /MN/
filed 1997-11-12
CIK 1016169

                =============================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997

Commission File Number 0-20945

                             MEDI-JECT CORPORATION

                         161 Cheshire Lane, Suite 100

                         Minneapolis, Minnesota  55441

                                (612) 475-7700

A Minnesota Corporation                          IRS Employer ID No. 41-1350192



                               -----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 4, 1997 was 7,060,164.


                               =================

                             MEDI-JECT CORPORATION

                                     INDEX



                                                                  PAGE
                                                                  ----


PART I.    FINANCIAL INFORMATION


     ITEM 1.  Financial Statements (Unaudited)

              Balance Sheets, as of December 31, 1996 and
              September 30, 1997................................... 3

              Statements of Operations for the nine months ended
              September 30, 1996 and 1997.......................... 4

              Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1997.......................... 5

              Notes to Financial Statements........................ 6


     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................. 7



PART II.  OTHER INFORMATION


     ITEM 6.  Exhibits and Reports on Form 8-K..................... 9


     SIGNATURES....................................................11

                             MEDI-JECT CORPORATION
                                BALANCE SHEETS
                                  (UNAUDITED)


                                                                         December 31, 1996  September 30, 1997
                                                                         -----------------  ------------------
                      ASSETS

Current Assets:
  Cash and cash equivalents.............................................     $  9,575,240       $  3,405,537
  Marketable securities.................................................        1,464,277          4,998,897
  Accounts receivable, less allowances for doubtful accounts of $12,983.          537,755            316,608
  Inventories...........................................................          351,330            420,183
  Prepaid expenses and other assets.....................................           86,589            113,056
                                                                             ------------       ------------
                                                                               12,015,191          9,254,281
                                                                             ------------       ------------
Equipment, furniture and fixtures, net................................            595,590          1,073,991
                                                                             ------------       ------------
Patent rights.........................................................            345,010            367,136
                                                                             ------------       ------------
                                                                             $ 12,955,791       $ 10,695,408
                                                                             ============       ============
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable......................................................     $    353,456       $    247,391
  Accrued expenses and other liabilities................................          331,446            361,974
  Deferred revenue......................................................           14,019             67,833
  Capital lease obligations - current maturities........................           32,747             15,197
  Notes payable - current maturities....................................           96,097                 --
                                                                             ------------       ------------
                                                                                  827,765            692,395
                                                                             ------------       ------------
Long-term liabilities:
  Capital lease obligations, less current maturities....................            8,350             35,276

Shareholders' equity (deficit):
  Common Stock: $0.01 par; authorized 17,000,000 shares:
  6,925,636 and 7,060,164 issued and outstanding at
  December 31, 1996 and September 30, 1997, respectively................           69,256             70,602
  Additional paid-in capital............................................       23,590,887         23,764,742
  Accumulated deficit...................................................      (11,540,467)       (13,867,607)
                                                                             ------------       ------------
     Total shareholders' equity.........................................       12,119,676          9,967,737
                                                                             ------------       ------------
                                                                             $ 12,955,791       $ 10,695,408
                                                                             ============       ============

See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For Nine Months Ended                 For Three Months Ended
                                             -------------------------------------  -------------------------------------
                                             September 30, 1996 September 30, 1997  September 30, 1996 September 30, 1997
                                             -------------------------------------  -------------------------------------
Revenues:
     Sales......................................  $ 1,217,666     $ 1,223,630          $  403,422        $   340,456
     Licensing & product development............    1,231,835       1,238,602             545,797            269,372
                                                  -----------     -----------          ----------        -----------
                                                    2,449,501       2,462,232             949,219            609,828
                                                  -----------     -----------          ----------        -----------


Operating Expenses:
     Cost of sales..............................      724,908         811,122             223,190            263,114
     Research and development...................    1,823,395       1,899,300             730,308            556,866
     General and administrative.................      965,457       1,283,260             293,378            437,773
     Sales and marketing........................      739,323       1,167,370             272,443            401,385
                                                  -----------     -----------          ----------        -----------
                                                    4,253,083       5,161,052           1,519,319          1,659,138
                                                  -----------     -----------          ----------        -----------
Net operating loss..............................   (1,803,582)     (2,698,820)           (570,100)        (1,049,310)
                                                  -----------     -----------          ----------        -----------

Other income (expense):
     Interest and other income..................       94,754         396,639              25,269            124,318
     Interest and other expense.................      (26,966)        (24,959)             (6,785)            (1,795)
                                                  -----------     -----------          ----------        -----------
                                                       67,788         371,680              18,484            122,523
                                                  -----------     -----------          ----------        -----------
Net loss........................................  $(1,735,794)    $(2,327,140)         $ (551,616)       $  (926,787)
                                                  ===========     ===========          ==========        ===========
Net loss per common share.......................                        $(.33)                                 $(.13)

Weighted average common shares
     outstanding................................                    6,999,152                              7,057,035

Proforma net loss per common share
     (unaudited) (Note 3).......................        $(.33)                              $(.10)

Proforma weighted average common shares
     outstanding (unaudited) (Note 3)...........    5,260,880                           5,260,880


See accompanying Notes to Financial Statements

                             MEDI-JECT CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           For Nine Months Ended
                                                                  ---------------------------------------
                                                                  September 30, 1996   September 30, 1997
                                                                  ---------------------------------------
Cash flows from operating activities:
          Net loss..................................................   $(1,735,794)         $(2,327,140)
Adjustments to reconcile net loss to net
  cash used in operating activities:
          Depreciation and amortization.............................       109,417              190,463
          Loss from disposal of asset...............................            --               17,080
          Interest on marketable debt securities....................            --             (191,228)
          Changes in operating assets and liabilities:
            Accounts receivable.....................................       (18,676)             221,147
            Inventories.............................................      (120,242)             (68,853)
            Prepaid expenses and other assets.......................       (35,493)             (26,467)
            Accounts payable........................................      (166,498)            (106,065)
            Accrued liabilities.....................................      (233,911)              30,528
            Deferred revenue........................................        70,164               53,814
                                                                       -----------          -----------
Net cash used in operating activities...............................    (1,130,215)          (2,206,721)
                                                                       -----------          -----------
Cash flows from investing activities:
          Purchases of marketable securities........................            --           (5,436,679)
          Proceeds from sales of marketable securities..............            --            2,093,286
          Purchases of equipment, furniture and fixtures............      (246,822)            (609,062)
          Proceeds from sale of equipment, furniture and fixtures...            --                  715
          Purchases of patent rights................................       (97,468)             (63,312)
                                                                       -----------          -----------
Net cash used in investing activities...............................      (344,290)          (4,015,052)
                                                                       -----------          -----------
Cash flows from financing activities:
          Principal payments on capital lease obligations...........       (33,939)             (27,034)
          Proceeds from issuance of common stock....................       101,130              180,892
          Proceeds from issuance of convertible preferred stock.....     3,812,500                   --
          Warrants issued...........................................       125,000                   --
          Proceeds from issuance of notes payable...................       187,500                   --
          Principal payments on notes payable.......................      (498,663)             (96,096)
          Offering costs............................................      (710,169)              (5,692)
                                                                       -----------          -----------
Net cash provided by (used in) financing activities.................     2,983,359               52,070
                                                                       -----------          -----------
Net increase (decrease) in cash and cash equivalents................     1,308,854           (6,169,703)
Cash and cash equivalents:
      Beginning of period...........................................        35,817            9,575,240
                                                                       -----------          -----------
      End of period.................................................   $ 1,344,671            3,405,537
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

2.  INTERIM FINANCIAL STATEMENTS

    Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

4.  Inventories consist of the following:

                                 December 31, 1996  September 30, 1997
                                 -----------------  ------------------
      Raw Material                     $175,251          $186,663
      Work in-process                   119,575           112,289
      Finished goods                     56,504           121,231
                                       --------          --------
                                       $351,330          $420,183
                                       ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three and Nine Months Ended September 30, 1997 and 1996

Total revenues for the three and nine months ended September 30, 1997 were $609,828 and $2,462,232, respectively. Revenues for the three month period reflects a decrease of $339,391 or 36% over the same period in 1996. Revenues for the nine months ended September 30, 1997 reflect an increase of $12,731, less than 1%, over the same period in 1996. Total revenues include sales of injector products and services in addition to licensing and development fee income.

Sales of injector products and services decreased by $62,966 in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The number of injector units sold remained approximately unchanged in the third quarter of 1997 as compared to the prior year period reflecting a decrease of $100 in the average selling price per unit. Sales of injector products and services increased by less than 1% to $1,223,630 in the nine months ended September 30, 1997 as compared to the same period in 1996. Injector sales, which account for a majority of product sales in each of these periods, remained approximately flat in spite of a 25% increase in unit volume in the 1997 period. As in the quarterly period, the 1997 nine month period reflects a $100 decrease in the average unit selling price which resulted in flat sales on higher unit volumes.

Licensing and product development fee income decreased by $276,425 or 51% in the three months ended September 30, 1997 and increased by $6,767 or less than 1% in the nine months ended September 30, 1997 compared to the same periods in 1996. Fee income decreased in the quarterly period due to the fact that fewer development projects were generating fee income in the third quarter of 1997 than in the third quarter of 1996. The Company expects that licensing and product development fee income will fluctuate on a quarter to quarter basis, depending on a variety of factors. These factors include the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three and nine months ended September 30, 1997 were $263,114 and $811,122, respectively. These figures reflect increases of $39,924 or 18% and $86,214 or 12% over the three and nine month periods of the prior year, respectively. With unit volumes approximately flat in the quarterly periods, the expense increase for these periods relates in part to the Company's product recall initiated in September 1997. The recall resulted in excess product scrap expense and an interruption of normal production activities during the month of September 1997. In the nine month periods, the increase in expense can be attributed to a 25% increase in unit volume in addition to an increase in manufacturing overhead costs of approximately $100,000 in 1997. The largest individual components of this increase were higher tooling amortization costs and higher facilities costs.

Research and development expenses decreased by 24% to $556,866 in the three months ended September 30, 1997, from $730,308 during the same period in 1996. The decrease in expenses in the 1997 period is attributable to the transition of engineering efforts from heavy reliance on outside engineering service firms to lower cost internally staffed resources. Research and development expenses totaling $1,899,300 in the nine months ended September 30, 1997 were approximately unchanged from the prior year period.

General and administrative expenses totaled $437,773 and $1,283,260 in the three and nine months ended September 30, 1997. In comparison to the prior year, these figures reflect increases of $144,395 or 49% and $317,803 or 33%, in the three and nine months ended September 30, 1997, respectively. The majority of the increases during the 1997 periods can be attributed to two principal factors. The largest one relates to various expenses of being a publicly traded company including; increased travel, legal, accounting and insurance expenses. The second major factor is increased patent rights amortization expenses.

Sales and marketing expenses totaled $401,385 and $1,167,370 in the three and nine months ended September 30, 1997, respectively. These figures reflect year to year increases of $128,942 or 47%, and $428,047 or 58%, in the three and nine months ended September 30, 1997, respectively. These increases are principally attributable to added promotional activities in the U.S. diabetes market.

Net other income (expense), increased by $104,039 and $303,892 relative to the prior year in the three and nine month periods ended September 30, 1997, respectively. These increases are attributable to both increased interest income as a result of higher cash balances and lower interest expense due to lower overall indebtedness in the 1997 periods. Higher cash balances are the result of an initial public offering completed in October 1996.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $11,039,517 on December 31, 1996 compared to $8,404,434 on September 30, 1997. The decrease results primarily from an operating loss of $2,327,140 in addition to an increase of $645,472 in fixed assets.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities (Use of proceeds from public offering)

         The Company's initial Registration Statement on Form S-1, file no. 333-6661, was declared effective by the Securities and Exchange Commission on October 10, 1996. The offering of the Company's Common Stock covered by such Registration Statement commenced on October 2, 1996. Rodman & Renshaw and R.J. Steichen & Company acted as the managing underwriters ("the Representatives") for the offering. A total of 2,750,000 shares of Common Stock, including 330,000 shares subject to the Representatives over-allotment option and 220,000 shares subject to the warrants issued to the Representatives were registered. In addition, warrants to purchase 220,000 shares of Common Stock issued to the Representatives were also registered. The aggregate offering price of the registered Common Stock and warrants was $15,367,220. Of this amount, $12,100,220 representing 2,200,000 shares of Common Stock and warrants to purchase 220,000 shares of Common Stock have been sold. The underwriter's over-allotment option has expired and these shares were not sold. The Representative's warrant has not yet been exercised and consequently the offering has not yet terminated.

         The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:


                 Underwriting discounts and commissions:........  $  907,500
                 Finder's fees..................................           0
                 Expenses paid to or for the underwriters:......      12,786
                 Other expenses:................................     551,765
                                                                  ----------
                      Total expenses............................  $1,472,050

         All such expenses were paid directly or indirectly to others.

         The net offering proceeds to the Company after deducting expenses were $10,628,170.

         The amount of net offering proceeds to the Company used for the following purposes is as follows:


         Purchase and installation of machinery and equip....  $  759,852
         Repayment of indebtedness...........................     123,130
         Working capital.....................................     638,236
         Temporary investments, marketable securities........   4,998,897
         Other :           -market development expenses......   1,447,124
                           -product development expenses.....   2,660,711

         All such payments were made directly or indirectly to others.

         The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.

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

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1997.


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEDI-JECT CORPORATION



November  10, 1997                   /s/ Franklin Pass
----------------------------------   ---------------------------------------
Date                                 Franklin Pass, MD, Chairman/CEO



November  10, 1997                   /s/ Mark S. Derus
----------------------------------   ---------------------------------------
Date                                 Mark S. Derus, Vice President Finance, CFO
                                     Principal Financial & Accounting Officer