Form 10-K
period 1997-12-31
MEDI JECT CORP /MN/
filed 1998-03-30
CIK 1016169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission file number 0-20945

                              MEDI-JECT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                     41-1350192
---------------------------------        ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization


                 161 CHESHIRE LANE, MINNEAPOLIS, MINNESOTA 55441
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (612) 475-7700

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1998 was approximately $6,251,388 (based upon the last reported sale price of $1-5/8 per share on March 17, 1998 on the Nasdaq National Market).

The number of shares outstanding of the registrant's common stock as of March 17, 1998: 7,071,589.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G, certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1997 annual meeting to be filed on or before April 30, 1998.

FORWARD LOOKING STATEMENTS:

      Certain statements included in this Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of of 1995 and are subject to risks and uncertainties. Factors that may affect future results and performance are set forth in Exhibit 99, "Cautionary Statements", which was filed with the United States Securities and Exchange Commission as an exhibit to Form 10-K, December 31, 1996.

                                     PART I

Item 1.  BUSINESS

GENERAL

     Medi-Ject Corporation ("Medi-Ject" or the "Company") is a drug delivery company focused on developing, manufacturing and marketing needle-free injection systems for the self-administration of a wide range of parenteral (injectable) drugs. The Company's product, the Medi-Jector system, is a hand-held, spring-powered device that injects drugs from a front-end chamber through the skin, without a needle, as a narrow, high pressure stream of liquid approximately 7/1000ths of an inch in diameter. The Medi-Jector system eliminates the need to pierce the skin with a sharp needle and manipulate a plunger with the needle inserted through the skin. Therefore many people perceive injections with the Medi-Jector system to be less threatening than injections with a needle. Today's Medi-Jector systems are smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems. The Company believes that the key to widespread market acceptance of its needle-free injection systems depends upon continued improvements in these areas.

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

     Medi-Ject was a pioneer in the development of portable needle-free injection systems. Prior to the development of portable systems, needle-free injection systems were powered by large air compressors and their use was limited to mass vaccination by the military or school health programs. These injectors were painful in comparison to today's injectors. The Company's first commercial injector was five times as heavy as its current injector, which weighs six and one-half ounces. Acceptance of the Company's needle-free injection systems has gradually expanded as functionality and ease of use have improved and the purchase price has been reduced.

     Medi-Ject is a Minnesota corporation, incorporated in February 1979. The Company's offices are located at 161 Cheshire Lane, Minneapolis, Minnesota 55441; telephone (612) 475-7700.

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

     While the Company's marketing efforts are not currently focused on drug applications administered by healthcare professionals, needle-free injection systems may be attractive to hospitals, doctors' offices and clinics, and the Company may explore such applications in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles and have led hospitals to give injections through intravenous tubing to reduce the number of contaminated needles. The Company believes that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles.

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

     The Company's focus is on the market for the delivery of self-administered parenteral drugs, the largest, most developed portion of which consists of the delivery of insulin. In the United States, over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and the Company believes that the number of insulin injections will increase with time as the result of new diabetes management techniques which recommend more frequent use. Other parenteral drugs that are presently self-administered and may be suitable for injection with the Medi-Jector system include therapies for the treatment of multiple sclerosis, migraine headaches, growth retardation, impotence, hormone therapy, AIDS and hepatitis. The Company also believes that other existing parenteral drugs will be self-administered in the future and that additional parenteral drugs that are under development will be deemed appropriate for self-administration.

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

Current Needle-Free Injection Systems

     The Company's current Medi-Jector system, the Medi-Jector Choice, was introduced in December 1996 and consists of a coil spring mechanism, a dosage meter, multi-use disposable needle-free syringe and a plastic adapter. This injector is used by arming the spring mechanism, filling the needle-free syringe and then setting the pressure level for an optimally effective and comfortable injection. The coil spring is armed by turning the winding grip portion of the power pack to compress the coil spring. The unit is then filled by placing a plastic adapter on a drug vial, turning the winding grip in the opposite direction to pull the medication into the needle-free syringe until the proper dosage is displayed in the dosage window and removing the vial and adapter assembly. The pressure is adjusted by again turning the winding grip. An injection is given by holding the Medi-Jector system perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. The most common injection sites are the upper arm, upper thigh, buttocks or the side of the torso.

     Multi-Use Disposable Needle-Free Syringes. The Company's previous generations of injector systems contained a steel front-end chamber which required cleaning every two weeks. The Company believes that one of the reasons its previous generations of needle-free injection systems did not gain widespread market acceptance was the inconvenience of cleaning the systems. The disposable needle-free syringe of the Medi-Jector Choice system has eliminated the need to perform this cleaning process and has increased the ease of use. In addition, the disposable needle-free syringe has reduced manufacturing costs by eliminating one of the most expensive components required in the manufacture of previous products.

     Each needle-free syringe is labeled for use for 14 injections. The retail price of the Medi-Jector Choice device (excluding the needle-free syringe) is $399. The total annual cost to the end user of needle-free syringes and related supplies is approximately $260 per year (based upon an average of two injections per day).

     Single-Use Disposable Needle-Free Syringes. The Company plans to introduce a single-use disposable needle-free syringe for use with its new generation of pen-like injectors. The Company believes that the single-use disposable needle-free syringe will be priced competitively but at a premium compared to disposable syringes, and that it will offer users sterility and increased convenience.

     The needle-free syringes used with any of the Medi-Jector systems do not require special disposal. Once a needle-free syringe is removed from the device portion of the system, it cannot pierce the skin, consequently the risk of cross-infection from discarded needle-free syringes is reduced significantly over the risk associated with needles.

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

     Pen-Like Injectors. The Company believes that a major obstacle to widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and easy to use power source. Although the Company has reduced the size and complexity of its coil spring injectors, the Company believes further reduction in size or improvement in ease of use of systems using a coil spring are not feasible. Other companies have developed and marketed injectors powered by CO2 cartridges but these systems do not provide any advantage in size and are complex and costly to manufacture.

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

     Application Specific Systems. In addition to pen-like injectors for insulin, the Company, in collaboration with Becton Dickinson and Company ("Becton Dickinson") and other pharmaceutical and medical device companies, is in the process of developing customized pen-like needle-free injection systems for specific drug applications. Modified injectors currently are being developed or evaluated for use in gene therapy, the treatment of erectile dysfunction, the treatment of multiple sclerosis and certain other disease states.

     Research and Development Programs. The Company conducts three principal product development programs relating to the further development of needle-free injection systems. These are; (i) the gas spring, (ii) improving injection quality and (iii) miniaturization of its systems. Over the past year, the Company completed a process which has resulted in the conversion of virtually all of its development efforts to an internally conducted program. This was accomplished by hiring additional technical personnel, purchasing laboratory and prototype development equipment and dedicating facility space to this program. In previous years, product development was conducted principally through the efforts of various outside engineering firms. Product development continues to be the largest single category of Company expenditure, in part supported by fees under license and development agreements. The Company has expended approximately $1,195,000, $2,585,000 and $2,574,000 on research and development efforts during fiscal years 1995, 1996 and 1997, respectively. Of these amounts, approximately $921,000, $1,854,000 and $2,030,000, respectively, were funded by third-party sponsored development programs and licensing fees.

TARGET MARKETS

     The Company intends to target the following markets for use of the Medi-Jector system. To date, the Medi-Jector system has only been approved for use in the United States, Japan and certain European countries for the administration of insulin and human growth hormone.

Insulin

     Approximately 3.2 million people take insulin daily for the control of high blood sugar observed in individuals with diabetes, according to the National Institutes of Health. Most of these individuals take two injections daily, often combining short acting insulin and long acting insulin. In the United States, the vast majority of insulin users use disposable plastic syringes and needles, while in Western Europe and Japan, in addition to disposable plastic syringes, many use pen-like injectors that hold small vial cartridges of insulin and use small needles. The management of Type I (insulin dependent) diabetes has been found to be benefited by a more disciplined approach to glucose management, including, among other things, more frequent injections, which have been proven to reduce long-term complications such as heart disease, strokes, neuropathy (degeneration of the nervous system), kidney failure and loss of vision. As a result, some individuals with diabetes take four to six injections daily. Needle-free injectors have been available to and used by diabetes patients with a serious aversion to needles for many years and for these patients, cost and complexity are not significant barriers to use. The Company believes that another, much larger group of individuals, not seriously averse to needles yet still reluctant to piercing themselves, find it difficult to comply with injection regimens. The Company believes that as it continues to make improvements in its technology, that its injection systems will be more attractive to users in this market segment.

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

Erectile Dysfunction

     Studies estimate the number of men in the United States suffering from impotence at over 15 million. The causes, earlier thought to be mainly psychogenic, are now thought to be most often a natural result of aging, or a complication of diabetes, urogenital surgery or other physiological causes. Over ten years ago, it was observed that penile injections of vasoactive (blood vessel relaxing) drugs caused temporary erections sufficient to allow satisfactory sexual intercourse. The first drug approved for such use in the United States was the generic drug Prostaglandin E1. However, the Company believes that use of this drug has been hindered because penile self-injection is difficult and viewed as unpleasant by most men. As a result, one company has introduced an intra-urethereal prostaglandin E1 applicator. The Company believes that its needle-free injection technology may provide yet an additional attractive alternative to needles.

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

Multiple Sclerosis

     Multiple sclerosis is a progressive neurological disease where, most commonly, nerve function loss occurs following an acute episode of peripheral nerve damage. The cause of the disease is obscure, but recent studies have demonstrated that at least three drugs reduce the number of acute episodes. Each of the drugs is a protein or mixture of proteins and requires frequent injections, ranging from daily to weekly. Two of these drugs, Copaxone and Betaseron, are available in the United States and the Company believes that many individuals using them are having difficulty with the prescribed injection regimen due to needle aversion. The Company believes that administration of these drugs would benefit from needle-free injection systems. Approximately 100,000 individuals in the United States are candidates for this treatment.

Hepatitis and Cancer

      Approximately five million people in the United States suffer from chronic hepatitis infection, often resulting in permanent liver damage or liver cancer. The biopharmaceutical drug, alpha interferon, offers a cure to a significant portion of victims, if administered by injection three times a week for periods of 12 months or more. Alpha interferon is used to treat several types of cancer as well. During 1997, the Company began to work with one of the three manufacturers of alpha interferon to evaluate the role of the Medi-Jector as an alternative delivery method. The initial results were favorable, and in early 1998, the Company entered into a licensing and supply agreement with the manufacturer.

Other Target Markets

     The Company has targeted other parenteral drugs that are regularly self-administered. These include narcotic analgesics, the anticoagulant heparin used to prevent blood clots, hormone therapy, osteoporosis, biopharmaceuticals used for the treatment of AIDS.

     Although the Company has chosen to focus initially on self-injection opportunities, similar opportunities exist in hospitals, doctors' offices, clinics, nursing homes and hospices. Certain opportunities may address the concern for well being, such as the vaccination of small children, and others may be prompted by the danger of accidental needle sticks in high risk environments, such as the emergency room of a hospital.

COLLABORATIVE AGREEMENTS

     The Company's business development efforts are focused on entering into collaborative agreements with pharmaceutical companies. The table below summarizes certain elements of the Company's current agreements.

------------------------------------------ --------------------------------------------------------------
            COMPANY                                                   MARKET
------------------------------------------ --------------------------------------------------------------
Becton Dickinson and Company (1)..........                            Insulin
                                                                    (worldwide)
------------------------------------------ --------------------------------------------------------------
Ferring NV................................                        Growth Hormone
                                             (Worldwide except United States, Canada, Japan and Korea)
------------------------------------------ --------------------------------------------------------------
JCR Pharmaceuticals Co., Ltd..............                        Growth Hormone
                                                                      (Japan)
------------------------------------------ --------------------------------------------------------------
Schering-Plough Corporation...............                           INTRON-A
                                                              (Hepatitis and Cancer)
------------------------------------------ --------------------------------------------------------------
Bio-Technology General Corporation (2)....                        Growth Hormone
                                                                  (United States)
------------------------------------------ --------------------------------------------------------------
Smithkline Beecham........................                          Undisclosed

------------------------------------------ --------------------------------------------------------------
Organon, a division of Akzo/Nobel.........                          Undisclosed

------------------------------------------ --------------------------------------------------------------
Undisclosed...............................                          Undisclosed
                                                              (Erectile Dysfunction)
------------------------------------------ --------------------------------------------------------------
Teva Pharmaceutical Industries, Ltd.......                           Copaxone(R)
                                                               (Multiple Sclerosis)
------------------------------------------ --------------------------------------------------------------

(1) Becton Dickinson has (i) worldwide distribution rights to the Company's injectors for use with insulin and certain other potential future drugs,
     (ii) an option for distribution rights for the Company's injection systems used by healthcare professionals and (iii) manufacturing rights to the Company's disposable needle-free syringes for any indication.
(2) Bio-Technology General Corporation is currently barred by a court injunction from introducing their growth hormone in the U.S. and therefore marketing of the Company's products in the U.S. for use with human growth hormone will not occur until this matter is resolved.

PATENTS

     The Company, when appropriate, actively seeks protection for its products and proprietary information by means of United States and foreign patents and trademarks. The Company currently holds six U.S. patents, one Japanese patent and one Canadian patent. The Company also has 20 other patent applications being considered in various countries throughout the world.

     Some of the Company's technology is developed on its behalf by independent outside contractors. To protect the rights of its proprietary know-how and technology, Company policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside of the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company sponsored activities. Companies with which the Company has entered into development agreements have the right to certain technology developed in connection with such agreements.

     The Company has obtained the rights to certain technology and has made milestone payments to the inventors of certain core technology.

MANUFACTURING

     The Company operates a manufacturing facility in compliance with current Quality System Regulations ("QSR") established by the Food and Drug Administration ("FDA"). Injector parts are manufactured by third-party suppliers and assembled at the Company's facility in Plymouth, Minnesota. Disposable vial adapters are either assembled at the Company's facility or by third parties. Quality control and final packaging are performed on site. The Company anticipates a need to invest in automated assembly equipment as volume increases in the future. Becton Dickinson has the right to manufacture the disposable plastic components of the gas spring injector system for the Company in exchange for royalty payments and certain profit sharing arrangements.

MARKETING

     The Company's basic marketing strategy is to leverage off of the strength, existing distribution systems and expertise of the pharmaceutical and medical device companies with which it collaborates by relying on them to promote and sell its needle-free injection systems together with the products they manufacture. The Company anticipates that under these collaborative arrangements, it will manufacture and supply the needle-free injection technology for specific drug applications to the pharmaceutical company which will market the system for use with its drugs. In some instances pharmaceutical companies may choose to give the injection systems and disposable components to users without charge as an inducement to customers to use their products.

     With respect to current selling efforts, the Company's relationship with Ferring, NV best reflects this basic strategy. Ferring is selling human growth hormone throughout Europe with a marketing campaign tied exclusively to the Medi-Ject needle-free delivery system. Ferring has been successful in establishing a user base of more that 1,000 children for its drug using the Medi-Jector system, which represents approximately 10% of the targeted markets.

     The Company's direct sales effort in the domestic insulin market typically requires that individuals with diabetes call the Company directly for information regarding the product and its uses. The Company's sales personnel explain the need for a doctor's prescription and advise on methods of filing for insurance reimbursement. A modest national advertising program in lay journals generates inquiries. Training is supported by a video and manual accompanying each product. The Company employs two nurses to provide training and support for customers through this channel. The customer service 800 number is prominently displayed on each injector. The Company also sells a small number of Medi-Jector systems for insulin use to various distributors outside the United States.

     In the domestic insulin market, the Company has sold its systems for insulin using a combination of direct to consumer marketing and a network of pharmacies and distributors. Until approximately the beginning of the fourth quarter of 1997, the Company had been increasing its reliance on pharmacies and distributors in the domestic insulin market. At that time, management assessed its efforts and results to date with respect to its increased efforts in the domestic insulin market and determined that the most appropriate approach in the near term was to focus on selling direct to consumers. This approach reflects management's assessment that the amount of spending required to produce meaningful results with a distribution based approach is beyond the Company's current resources. Management believes that efforts to significantly expand sales in domestic insulin should be deferred until the availability of its next generation injector.

     The most common retail price of an injector (which can be used over a period of several years) is approximately $400, and disposable components for the system cost approximately $260 annually. This compares to an annual cost of approximately $140 to use two syringes with needles daily. The Company anticipates that the retail price of future generation Medi-Jector systems will be less than the current retail price.

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

     While competition in the needle-free injection market currently is limited to small companies with modest financial resources, the barriers to entry are not great and the Company anticipates additional competition from companies with greater financial, commercial, personnel and development resources in the future. Two companies, Health-Mor Personal Care Corporation ("Health-Mor") and Vitajet Corporation ("Vitajet"), currently sell coil spring injectors to the United States insulin market. The product sold by Health-Mor resembles an earlier version of the Medi-Jector system and sells for more than $600. Vitajet has introduced a product which incorporates a disposable needle-free syringe and is similar to the Medi-Jector Choice.

     Another company, Bioject, Inc., has sold a CO2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics. Powderject Pharmaceuticals, Plc, a British research company, is developing a needle-free injection system, as is Weston Medical Ltd, another U.K. based company.

     Even though the Company expects the needle-free injection market to expand, improvements continue to be made in needle syringes, including syringes with hidden needles and pen-like needle injectors. The Company expects that it will compete with existing needle injection methods as well as new needle injection methods yet to be developed.

GOVERNMENT REGULATION

     The Company's products and manufacturing operations are subject to extensive government regulations, both in the United States and abroad. In the United States, the FDA administers the Federal Food Drug and Cosmetic Act (the "FDC Act") and has adopted regulations, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FDC Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

     Drug delivery systems such as the Company's injectors may be approved or cleared for sale as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application ("NDA") or a Product License Application ("PLA"). To the extent permitted under the FDC Act and current FDA policy, the Company intends to seek the required approvals and clearance for the use of its new injectors, as modified for use in specific drug applications such as gene therapy, the treatment of erectile dysfunction, and the treatment of multiple sclerosis, under the medical device provisions, rather than under the new drug provisions, of the FDC Act.

     Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, unless otherwise exempted from the FDC Act and regulations thereunder. There are two methods for obtaining such clearance or approvals. Certain products qualify for a premarket notification under Section 510(k) of the FDC Act ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product (that is, that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with a 510(k) notification, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application under Section 515 of the FDC Act. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification, typically requiring more extensive prefiling testing and a longer FDA review process. The Company believes that its Medi-Jector systems, when indicated for use with drugs or biologicals approved by the agency, will be regulated as medical devices are eligible for clearance through the 510(k) notification process. There can be no assurance however that the FDA will not require a PMA in the future.

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

     If the FDA concludes that any or all of the Company's new injectors must be handled under the new drug provisions of the FDC Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. The Company's injector may be required to be approved as part of the drug delivery system under a supplemental NDA for use with previously approved drugs. Under these circumstances, the Company's device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be labeled for use with that drug.

     To the extent that the Company's modified injectors are handled as drug accessories or part of a drug delivery system, rather than as medical devices, they are subject to all of the requirements that apply to new drugs. These include drug manufacturing requirements, drug adverse reaction reporting requirements, and all of the restrictions that apply to drug labeling and advertising. In general, the drug requirements under the FDC Act are more onerous than medical device requirements. These requirements could have a substantial adverse impact on the profitability of the Company. Similar requirements apply to systems regulated as medical devices.

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

     The FDC Act also regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the current Quality System Regulation ("QSR"). The FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violative of the QSR, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to QSR requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of the Company's devices from the marketplace.

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

     Sales of medical devices outside of the United States are subject to foreign legal and regulatory requirements. The Company's injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Generally, the Company relies upon the companies marketing its injectors in foreign countries to obtain the necessary regulatory approvals for sales of its injectors in those countries. Generally, devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. FDA authorization is generally required in order to export other medical devices.

     The Company is in the process of implementing ISO 9001/46001 systems to obtain a certification showing that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Such certification, along with European Medical Device Directive certification, would evidence compliance with the requirements enabling the Company to affix the CE Mark to its current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. After June 1998, medical devices may not be sold in EU countries unless they display the CE Mark. The Company is currently attempting to obtain the right to affix the CE Mark prior to such time.

EMPLOYEES

     As of December 31, 1997, the Company employed 43 full-time employees. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

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

Item 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 23,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 2002. The Company believes its facility will be sufficient to meet its requirements through such time.

Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1997.

                    EXECUTIVE OFFICERS OF THE REGISTRANT
         NAME                 AGE                     POSITION
         ----                 ---                     --------
   Franklin Pass, M.D.         61     President, Chief Executive Officer and
                                      Chairman of the Board of Directors

   Mark S. Derus               42     Vice President, Finance, Chief Financial
                                      Officer and Secretary

   Todd Leonard                38     Vice President, Business Development


   Peter Sadowski, Ph.D.       50     Vice President, Product Development


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

     Todd Leonard joined the Company in April 1993 as Vice President, Business Development. From 1991 to 1993, Mr. Leonard served as a Senior Licensing Specialist in the Office of Technology Transfer at the National Institutes of Health. From 1985 to 1991, Mr. Leonard was Vice President of MediMorphics, a biotechnology company focused on AIDS related therapies. Prior to 1985, Mr. Leonard was in sales and marketing for a division of American Home Products.

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

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol MEDJ. The following table sets forth the per share high and low sales prices of the Company's Common Stock for its initial period of trading, following the initial public offering of its common stock on October 2, 1996. Sales prices are as reported by the Nasdaq National Market.

                                                   HIGH              LOW
                                                   ----              ---
Stock Price Range - Fourth Quarter 1996             $6             $3 1/8

Stock Price Range - First  Quarter 1997           $6 3/8           $3 1/2

Stock Price Range - Second Quarter 1997           $4 3/4          $2 15/16

Stock Price Range - Third  Quarter 1997          $3 13/16            $2

Stock Price Range - Fourth Quarter 1997           $3 7/8           $1 7/8


HOLDERS.

     As of March 17, 1998, there were 125 holders of record of the Company's common stock, with another estimated 1,124 shareholders whose stock is held by nominees or broker dealers.

DIVIDENDS.

     The Company has not paid or declared any cash dividends in the past five years. The Company has no intention of paying cash dividends in the foreseeable future.

CHANGES IN SECURITIES.

Use of proceeds from public offering

     The Company's initial Registration Statement on Form S-1, file no. 333-6661, was declared effective by the Securities and Exchange Commission on October 10, 1996. The offering of the Company's Common Stock covered by such Registration Statement commenced on October 2, 1996. Rodman & Renshaw and R.J. Steichen & Company acted as the managing underwriters ("the Representatives") for the offering. A total of 2,750,000 shares of Common Stock, including 330,000 shares subject to the Representatives over-allotment option and 220,000 shares subject to the warrants issued to the Representatives were registered. In addition, warrants to purchase 220,000 shares of Common Stock issued to the Representatives were also registered. The aggregate offering price of the registered Common Stock and warrants was $15,367,220. Of this amount, $12,100,000 representing 2,200,000 shares of Common Stock and warrants to purchase 220,000 shares of Common Stock have been sold. The underwriter's over-allotment option has expired and these shares were not sold. The Representative's warrant has not yet been exercised and consequently the offering has not yet terminated.

     The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

   Underwriting discounts and commissions...............    $     907,500
   Finder's fees........................................                0
   Expenses paid to or for the underwriters.............           12,786
   Other expenses.......................................          549,833
                                                            -------------
             Total expenses.............................    $   1,470,119
                                                            =============

     All such expenses were paid directly or indirectly to others.

     The net offering proceeds to the Company after deducting expenses were $10,629,881. The amount of net offering proceeds to the Company used for the following purposes is as follows:

 Purchase and installation of machinery and equipment..........    $     999,685
 Repayment of indebtedness.....................................          178,641
 Working capital...............................................          759,589
 Temporary investments, marketable securities..................        3,537,483
 Other :           -market development expenses................        1,819,258
                   -product development expenses...............        3,335,225
                                                                   -------------
                                                                   $  10,629,881
     All such payments were made directly or indirectly to others.

     The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.


Item 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------
                                                  1993         1994        1995         1996        1997
                                               ---------     --------    --------     -------     --------
                                                    (unaudited)
STATEMENT OF OPERATIONS DATA:
  Sales....................................     $ 1,058      $  1,518   $    1,654   $   1,838    $  1,687
  Licensing and product development........         125           470          921       1,854       2,030
                                                -------      --------   ----------     -------    --------
    Revenues...............................       1,183         1,988        2,575       3,692       3,717
                                                -------      --------   ----------     -------    --------
  Cost of sales............................         409           631        1,049       1,136       1,221
  Research and development.................         146           401        1,195       2,585       2,574
  General and administrative...............         615         1,118        1,237       1,397       1,823
  Sales and marketing......................         485           878          887       1,019       1,540
                                                -------      --------   ----------     -------    --------
    Operating expenses.....................       1,655         3,028        4,368       6,137       7,157
                                                -------      --------   ----------     -------    --------
  Net operating loss.......................        (472)       (1,040)      (1,793)     (2,446)     (3,440)
  Net other income (expense)...............         (28)          (26)         (89)        207         468
                                                -------      --------   ----------     -------    --------
  Net loss.................................     $  (500)     $ (1,066)  $   (1,882)  $  (2,239)   $ (2,972)
                                                =======      ========   ==========   =========    ========

Net loss per common share (1), (2), (3).......                          $    (0.46)  $   (0.39)   $  (0.42)
                                                                        ==========   =========    ========

Weighted average number of
common shares (2), (3)........................                               4,087       5,803       7,011



                                                                AT DECEMBER 31,
                                           -----------------------------------------------------------
                                             1993         1994        1995         1996        1997
                                           ---------     --------    --------     -------     --------
                                           (unaudited)
BALANCE SHEET DATA:
  Cash and cash equivalents.............   $   649      $    646    $      36   $  11,039    $  7,283
  Working capital (deficit).............       197           108         (650)     11,187       7,804
  Total assets..........................       894         1,361        1,240      12,956      10,047
  Long-term liabilities,
    less current maturities.............       190           299          136           8           2
  Accumulated deficit...................    (6,353)       (7,419)      (9,302)    (11,540)    (14,512)

  Total shareholders' equity (deficit)..   $   119      $    252    $     (74)  $  12,120    $  9,337

(1) Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.

(2) Net loss per common share and weighted average common shares outstanding for 1995 are computed on the basis described in Note 1 of the Notes to Financial Statements.

(3) Due to significant capital structure changes, earnings per common share and weighted average common shares outstanding for 1993 and 1994 are not presented. In addition, the Company has not paid any dividends since inception.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Medi-Ject Corporation designs, manufactures and markets needle-free injection systems. In 1993, the Company hired a new management team with the goal of revitalizing and redefining the Company's strategic direction. Since that time, product development efforts have increased, emphasizing reductions in the cost of the Company's systems to make them more competitive in the marketplace. In addition, marketing efforts have been focused on expanding the use of needle-free injection systems for parenteral drugs other than insulin. As part of this effort to encourage broader use of needle-free injection systems, the Company began entering into technology and product license agreements to sell the Medi-Jector system. The licensing and development income from these agreements has been used primarily to fund increased product development efforts. Development efforts have resulted in a new generation of the Medi-Jector system, the Medi-Jector Choice system, introduced in December 1996, which incorporates molded plastic components rather than tooled steel components and a disposable needle-free syringe. Current development efforts are primarily oriented toward completion of the gas spring system, improved injection quality and continued size reduction.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

     Revenues increased from approximately $3,692,000 in 1996 to approximately $3,717,000 in 1997, an increase of approximately 1%. This increase was primarily due to an increase of approximately $176,000 or 10% in development and licensing fee income, offset by a decrease in product sales of approximately $151,000 or 8%. Product sales include sales of injectors, related parts and disposable components, repairs and freight. The total number of devices sold was nearly unchanged at 3,338 and 3,391 in 1996 and 1997, respectively. Total revenue from injector sales decreased however due to a decline in the average selling price per injector from $385 in 1996 to $294 in 1997, consistent with the Company's general strategy as discussed above. Approximately half of the decrease in revenue from injector sales was offset by increased sales of related supplies, including disposable components for the Medi-Jector Choice system.

         Licensing and development fee income increased as a result of three new agreements signed with pharmaceutical firms interested in obtaining marketing rights for injection systems under development. The Company expects that licensing and development fee income will continue to fluctuate on a quarter to quarter basis, depending on a number of factors including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company in general does not recognize project based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

         In September 1997, the Company announced that its customers were occasionally experiencing certain problems when using the Medi-Jector Choice system. These problems pertained to the unexpected breakage of the disposable needle-free syringe portion of the system and the fit of the disposable vial adapter onto the syringe. As a result, management initiated a product recall and replacement campaign for the affected disposable components. Management conducted the recall campaign under the guidance of the FDA. These problems interrupted production and also caused certain sales delays during the fourth quarter while a correction to the problem was developed. These issues were largely resolved prior to the end of the fourth quarter of 1997.

         Cost of sales increased from approximately $1,136,000 in 1996 to approximately $1,221,000 in 1997, an increase of 7%. The increase was primarily due to higher manufacturing expenses during a period of flat unit volume. The principal factors contributing to the increase in manufacturing expenses were outside engineering consulting services, depreciation, rent and personnel. Product problems relating to the disposable needle-free syringe of the Medi-Jector Choice (discussed above) also increased manufacturing expense. These expenses related primarily to scrap, engineering consulting fees and interrupted production during the fourth quarter of 1997.

         Research and development expenses decreased from approximately $2,585,000 in 1996 to approximately $2,574,000 in 1997, a decrease of less than 1%. This decrease occurred as the Company completed an important transition in its product research and development program. Prior to 1997, this program was largely based on the efforts of a few outside engineering firms which handled a majority of the engineering and development work. During 1997, the Company purchased certain equipment and hired eight additional engineers and technicians who are dedicated entirely to design and development of improved needle-free injection and drug delivery systems. The transition to an internal research and development program has resulted in an overall increase in the number of person hours dedicated to such efforts while reducing the associated expense.

         General and administrative expenses increased from approximately $1,397,000 in 1996 to approximately $1,823,000 in 1997, an increase of approximately $426,000 or 30%. Management estimates that approximately one half of this increase relates to costs associated with being a publicly traded company for all of 1997 compared to just three months of 1996. These increased expenses relate to investor relations efforts, stock transfer and NASDAQ fees, D&O liability insurance and legal expense. Depreciation and amortization expense also increased by approximately $106,000 as a result of higher equipment balances and the start of amortization of capitalized intellectual property following the issuance of a major patent in early 1997.

         Sales and marketing expenses increased from approximately $1,019,000 in 1996 to approximately $1,540,000 in 1997, an increase of approximately of 51%. This increase is primarily attributable to expenses associated with a significant sales program directed at the domestic insulin market initiated in early 1997. In October 1997 the Company announced that it was terminating this program due to poor results. During the fourth quarter, expenses associated with this program were reduced by approximately $500,000 on an annual basis. Management believes that this revised level of spending is appropriate relative to the current opportunities in the domestic insulin market.

         Interest and other income increased from approximately $239,000 in 1996 to approximately $505,000 in 1997, an increase of approximately $266,000. This increase is attributable to increased interest earnings on higher average cash reserves on hand during 1997, following the Company's initial public offering in October 1996.

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

     Cost of sales increased from approximately $1,049,000 in 1995 to approximately $1,136,000 in 1996, an increase of 8%. The increase was due to increased unit sales, partially offset by a decrease in unit manufacturing costs.

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

     Sales and marketing expenses increased from approximately $887,000 in 1995 to approximately $1,019,000 in 1996, an increase of approximately 15%. This increase is primarily the result of expenses associated with additional management personnel, higher travel expenses and increased expenses related to the creation of new sales literature and other materials.

     Interest and other income increased from approximately $16,000 in 1995 to approximately $239,000 in 1996, an increase of approximately $223,000. This increase is attributable to increased interest earnings on higher cash reserves on hand during 1996, following the sale of equity securities to Becton Dickinson, Ethical Holdings and the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short term investments decreased from approximately $11,040,000 on December 31, 1996 to $7,283,000 at December 31, 1997. The decrease is primarily due to a net loss of approximately $2,972,000 and fixed asset purchases of approximately $859,000 during 1997.

     During the year ended December 31, 1997, cash used to fund operating activities was approximately $3,122,000. The major components of this amount included a net loss of approximately $2,972,000 and an aggregate increase of approximately $269,000 in receivables and inventories, offset by depreciation and amortization totaling approximately $326,000. Cash used in investing activities was approximately $2,764,000. The components of this amount were net purchases of marketable securities totaling approximately $1,826,000, additions to fixed assets of approximately $859,000, and an additional investment in patent rights totaling approximately $78,000. Net cash provided by financing activities of approximately $56,000, resulted from proceeds from stock option and warrant exercises of approximately $184,000 offset by payments on notes payable and capital lease obligations totaling approximately $128,000.

     The Company expects that it will report a net loss for the year ending December 31, 1998 as it continues to incur marketing and development costs related to bringing future generations of its products to market. The Company believes that the capital available to the Company at December 31, 1997 plus the expected product sales and revenues from various development and licensing agreements will provide sufficient cash to fund expected losses and meet other cash usage needs for the next twelve months. The Company can provide no assurance, however, that it will ever become profitable or that cash available will be sufficient to meet its needs.

IMPACT OF THE YEAR 2000

     The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations and its external relationships. The Year 2000 issue results from computer programs using two digits rather than four digits to define the applicable year. Based on existing information and due to recent and ongoing upgrading of information systems, the Company believes the anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company.

Item 8.  FINANCIAL STATEMENTS.

                              MEDI-JECT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report.............................................21

Balance Sheets as of December 31, 1996 and 1997..........................22

Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997.......................................23

Statements of Shareholders' Equity (Deficit)
  for the Years Ended December 31, 1995, 1996 and 1997...................24

Statements of Cash Flows for  the Years
  Ended December 31, 1995, 1996 and 1997.................................25

Notes to Financial Statements............................................26

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Medi-Ject Corporation:

     We have audited the accompanying balance sheets of Medi-Ject Corporation (the Company) as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Ject Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 25, 1998

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                 1996                 1997
                                                              ------------         -----------
                              ASSETS
Current Assets:
  Cash and cash equivalents..............................   $    9,575,240       $   3,745,851
  Marketable securities..................................        1,464,277           3,537,483
  Accounts receivable, less allowances
    for doubtful accounts of
    $12,983 and $22,284, respectively....................          537,755             760,948
  Inventories............................................          351,330             397,072
  Prepaid expenses and other assets......................           86,589              71,495
                                                            --------------       -------------
                                                                12,015,191           8,512,849
                                                            --------------       -------------

Equipment, furniture and fixtures, net...................          595,590           1,165,213
                                                            --------------       -------------

Patent rights, net.......................................          345,010             369,406
                                                            --------------       -------------

                                                               $12,955,791         $10,047,468
                                                            ==============       =============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................   $      353,456       $     321,758
  Accrued expenses and other liabilities.................          331,446             379,776
  Deferred revenue.......................................           14,019                   0
  Capital lease obligations - current maturities.........           32,747               7,083
  Notes payable - current maturities.....................           96,097                   0
                                                            --------------       -------------
                                                                   827,765             708,617
                                                            --------------       -------------
Capital leases, less current maturities..................            8,350               1,721

Shareholders' equity:
  Common Stock: $0.01 par; authorized 17,000,000 shares:
    6,925,636 and 7,071,589 issued and outstanding at
    December 31, 1996 and 1997, respectively.............           69,256              70,716
  Additional paid-in capital.............................       23,590,887          23,778,648
  Accumulated deficit....................................      (11,540,467)        (14,512,234)
                                                            --------------       -------------
                                                                12,119,676           9,337,130
                                                            --------------       -------------

Commitments (Note 4)
                                                            $   12,955,791       $  10,047,468
                                                            ==============       =============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                 1995                1996               1997
                                             ---------------     ---------------    ---------------
Revenues:
  Sales...................................    $   1,653,869     $      1,837,704    $    1,686,588
  Licensing & product development.........          920,937            1,854,100         2,030,435
                                              -------------      ---------------    --------------
                                                  2,574,806            3,691,804         3,717,023
                                              -------------      ---------------    --------------


Operating Expenses:
  Cost of sales...........................        1,048,937            1,136,272         1,221,051
  Research and development................        1,195,435            2,584,806         2,573,814
  General and administrative..............        1,236,681            1,397,338         1,822,576
  Sales and marketing.....................          886,792            1,019,077         1,539,504
                                              -------------      ---------------    --------------
                                                  4,367,845            6,137,493         7,156,945
                                              -------------      ---------------    --------------


Net operating loss........................       (1,793,039)          (2,445,689)       (3,439,922)
                                              -------------      ---------------    --------------


Other income (expense):
  Interest and other income...............           16,486              239,055           505,295
  Interest and other expense..............         (105,906)             (31,934)          (37,140)
                                              -------------      ---------------    --------------
                                                    (89,420)             207,121           468,155
                                              -------------      ---------------    --------------

Net loss..................................    $  (1,882,459)     $    (2,238,568)   $   (2,971,767)
                                              =============      ===============    ==============

Basic and diluted net loss
  per common share........................               --               $(.39)             $(.42)
                                                                 ===============    ==============

Basic and diluted weighted
  average common shares outstanding.......               --            5,803,346         7,010,703

Proforma net loss per common share
  (unaudited) (Note 1)....................            $(.46)                  --                --
                                              =============

Proforma weighted average
  common shares outstanding
  (unaudited) (Note 1)....................        4,087,360                   --                --


See accompanying Notes to Financial Statements

                              MEDI-JECT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                            CONVERTIBLE PREFERRED STOCK
                                        --------------------------------------------------------------------
                                            SERIES C                SERIES B                  SERIES A              COMMON STOCK
                                        ------------------    --------------------    -------------------    ---------------------
                                        SHARES     AMOUNT     SHARES     AMOUNT       SHARES      AMOUNT     SHARES     AMOUNT
                                        -------    -------    --------   -------      -------     -------    --------   --------
Balance, December 31, 1994.......           --     $   --   1,488,958     $14,890   1,103,867    $ 11,039     217,722  $   2,177
  Common stock:
    Exercise of stock options....           --         --          --          --          --          --       1,142         12
  Series B:
    Exercise of stock options....           --         --     228,483       2,284          --          --          --         --
    Shares issued for cash.......           --         --     373,192       3,732          --          --          --         --
    Offering costs...............           --         --          --          --          --          --          --         --
    Amendments to investor
     option agreement............           --         --          --          --          --          --          --         --
  Net Loss.......................           --         --          --          --          --          --          --         --
                                     ---------  ---------  ----------   ---------   ---------   ---------  ----------   --------
Balance, December 31, 1995.......           --         --   2,090,633      20,906   1,103,867      11,039     218,864      2,189
  Conversion of Series A
    to common stock..............           --         --          --          --  (1,103,867)    (11,039)  1,103,867     11,039
  Conversion of note payable ....           --         --          --          --          --          --      30,465        305
  Shares issued for
    reverse stock split..........           --         --          43          --          --          --         589          5
  Series B:
    Exercise of stock options
    and conversion of
    note payable.................           --         --     380,808       3,808          --          --          --         --
  Series C:
    Shares issued for cash.......      761,615      7,616          --          --          --          --          --         --
    Offering costs...............           --         --          --          --          --          --          --         --
  Series E:
    Warrant issued for cash......           --         --          --          --          --          --          --         --
  Common stock:
    Issued common stock pursuant
    to the company's initial
    public offering..............           --         --          --          --          --          --   2,200,000     22,000
     Offering costs..............           --         --          --          --          --          --          --         --
  Conversion of Series C
    to common stock .............     (761,615)    (7,616)         --          --          --          --     761,615      7,616
  Conversion of Series B
    to common stock..............           --         --  (2,471,484)   (24,714)          --          --   2,471,484     24,714
  Issuance of Series B
    anti-dilution shares ........           --         --          --          --          --          --     138,752      1,388
  Net loss.......................           --         --          --          --          --          --          --         --
                                     ---------  ---------  ----------   ---------   ---------   ---------  ----------   --------
Balance, December 31, 1996.......           --         --          --          --          --          --   6,925,636     69,256
  Exercise of stock options
    and warrants ................           --         --          --          --          --          --     145,953      1,460
  Compensation expense,
    stock options................           --         --          --          --          --          --          --         --
  Net Loss.......................           --         --          --          --          --          --          --         --
                                   -----------  ---------  ----------  ----------  ----------    --------  ----------   --------
Balance, December 31, 1997.......               $                       $                         $         7,071,589   $ 70,716
                                   ===========  =========  ==========  ==========  ==========    ========  ==========   ========


                                           ADDITIONAL
                                            PAID-IN    ACCUMULATED
                                            CAPITAL     DEFICIT      TOTAL
                                            -------    ----------    -------
Balance, December 31, 1994.......         $7,643,361  $(7,419,440)  $ 252,027
  Common stock:
    Exercise of stock options....              1,548           --       1,560
  Series B:
    Exercise of stock options....            347,716           --     350,000
    Shares issued for cash.......          1,221,268           --   1,225,000
    Offering costs...............            (65,383)          --     (65,383)
    Amendments to investor
     option agreement............             45,090           --      45,090
  Net Loss.......................                 --   (1,882,459) (1,882,459)
                                         -----------  -----------  ----------
Balance, December 31, 1995.......          9,193,600   (9,301,899)    (74,165)
  Conversion of Series A
    to common stock..............                --            --          --
  Conversion of note payable ....             99,695           --     100,000
  Shares issued for
    reverse stock split..........                 (5)          --          --
  Series B:
    Exercise of stock options
    and conversion of
    note payable.................            809,822           --     813,630
  Series C:
    Shares issued for cash.......          2,992,384           --   3,000,000
    Offering costs...............           (236,022)          --    (236,022)
  Series E:
    Warrant issued for cash......            125,000           --     125,000
  Common stock:
    Issued common stock pursuant
    to the company's initial
    public offering..............         12,078,000           --  12,100,000
     Offering costs..............         (1,470,199)          --  (1,470,199)
  Conversion of Series C
    to common stock..............                 --           --          --
  Conversion of Series B
    to common stock..............                 --           --          --
  Issuance of Series B
    anti-dilution shares.........             (1,388)          --          --
  Net loss.......................                 --   (2,238,568) (2,238,568)
                                         -----------   ----------  ----------
Balance, December 31, 1996.......         23,590,887  (11,540,467) 12,119,676
  Exercise of stock options
    and warrants.................            182,766           --     184,226
  Compensation expense,
    stock options................              4,995           --       4,995
  Net Loss.......................                 --   (2,971,767) (2,971,767)
                                         -----------   ----------  ----------
Balance, December 31, 1997.......        $23,778,648 ($14,512,234) $9,337,130
                                         =========== ============  ==========

See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                                   1995                1996               1997
                                                          -----------------     ---------------       -------------
Cash flows from operating activities:
  Net loss..............................................   $    (1,882,459)     $   (2,238,568)       $  (2,971,767)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.........................            85,960             178,526              326,065
  Loss on disposal of assets............................                --                                   17,079
  Interest on marketable debt securities................                --              (7,417)            (246,813)
  Other ................................................            45,090                  --                4,995
  Changes in operating assets and liabilities:
    Accounts receivable.................................           (86,937)           (361,515)            (223,193)
    Inventories.........................................          (109,368)            (71,101)             (45,742)
    Prepaid expenses and other assets...................           (23,190)            (51,081)              15,094
    Accounts payable....................................            83,263             110,175              (31,698)
    Accrued liabilities.................................           107,193             (66,786)              48,330
    Deferred revenue....................................            38,563            (134,544)             (14,019)
                                                           ----------------   ----------------    ------------------
Net cash used in operating activities...................        (1,741,885)         (2,642,311)          (3,121,669)
                                                           ----------------   ----------------    ------------------

Cash flows from investing activities:
  Purchases of marketable securities....................                --          (1,456,860)          (6,975,059)
  Proceeds from sales of marketable securities..........                --                  --            5,148,666
  Purchases of equipment, furniture and fixtures........          (120,392)           (297,090)            (859,373)
  Payments for patent rights............................          (235,288)           (109,722)             (77,790)
                                                           ----------------   ----------------    ------------------
Net cash used in investing activities...................          (355,680)         (1,863,672)          (2,763,556)
                                                          -----------------   ----------------    ------------------

Cash flows from financing activities:
  Principal payments on capital lease obligations.......           (42,138)            (44,546)             (32,293)
  Proceeds from issuance of common stock................             1,560          12,101,130              184,226
  Proceeds from issuance of convertible preferred stock.         1,575,000           3,812,500                   --
  Warrants issued.......................................                --             125,220                   --
  Proceeds from issuance of notes payable...............           125,000             187,500                   --
  Principal payments on notes payable...................          (106,324)           (429,957)             (96,097)
  Offering costs........................................           (65,383)         (1,706,441)                  --
                                                           ----------------   ----------------    -----------------
Net cash provided by financing activities...............         1,487,715          14,045,406               55,836
                                                           ----------------   ----------------    -----------------

Net increase (decrease) in cash and cash equivalents....          (609,850)          9,539,423           (5,829,389)
Cash and cash equivalents:
  Beginning of year.....................................           645,667              35,817            9,575,240
                                                           ----------------   ----------------    -----------------
  End of year...........................................   $        35,817      $    9,575,240        $   3,745,851
                                                           ================   ================    =================

See accompanying Notes to Financial Statements.

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company is primarily a manufacturer and distributor of needle-free injection devices and disposables for the injection of insulin and human growth hormone. Products are sold throughout the United States, Europe, the Middle East, and Asia.

Reverse Stock Split

      In connection with the Company's initial public offering, the Board of Directors and shareholders approved a 1 for 1.313 reverse stock split of its common stock, effective August 6, 1996. The effect of the stock split has been retroactively reflected in the accompanying financial statements and notes thereto.

Net Loss Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 1996 and 1997, the effects of potential common shares were excluded from the calculation of diluted EPS because their effect was antidilutive.

     The unaudited pro forma net loss per common share information included in the statement of operations for the year ended December 31, 1995 reflects the impact of the conversion of all Preferred Shares retroactively as of the date of issuance of the Preferred Shares. Also, pursuant to the Securities and Exchange Commission regulations, all common and Preferred Shares issued and options and warrants granted by the Company during the 12-month period preceding the initial filing date of the October 1996 public offering have been included in the 1996 year end and pro forma calculation of weighted average common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and an offering price of $5.50 per share.

Cash Equivalents

     The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Marketable Securities

     The Company accounts for its marketable debt securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable debt securities are classified as available-for-sale and are carried at amortized cost, which approximates fair value.

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Equipment, Furniture, and Fixtures

     Equipment, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to seven years.

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

Stock-Based Compensation

     Compensation expense for stock incentives granted to employees and directors is recognized in accordance with Accounting Principles Board, Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees." Pro forma effects on net loss and loss per share are provided as if the fair value based method defined in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," had been applied.

Product Warranty

     The Company recognizes the estimated cost of warranty obligations to its customers at the time the products are shipped.

Research and Development

     Company sponsored research and development expenses related to both present and future products are expensed as incurred.

Patent Rights

     The Company capitalizes the cost of obtaining patent rights. These capitalized costs are amortized on a straight-line basis over seven years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights.

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.

Concentration of Credit Risk

     Financial instruments that may subject the Company to concentration of credit risk consist principally of marketable debt securities investments and trade accounts receivable. Risks related to marketable debt securities purchased are mitigated by the limitations established in the Company's investment policy. This policy requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry. The Company has not realized any losses on its investments. For trade accounts receivable, risks are mitigated by the large number of individual customers, long-standing credit relationships with major distributors and a satisfactory financial evaluation of distributors carrying substantial credit balances.

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

Advertising Costs

     Advertising expense (including production and communication costs) for 1995, 1996 and 1997 was $147,613, $168,145 and $333,515, respectively. Prepaid advertising costs were $0 in each of the years ended December 31, 1996 and 1997. Production costs related to advertising are expensed as incurred.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 and SFAS 131 are effective for fiscal years beginning subsequent to December 15, 1997 and, therefore, will be adopted by the Company on January 1, 1998. The Company does not expect the adoption of SFAS 130 or SFAS 131 to result in any substantive changes in its disclosure.

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS



                                                          December 31,
                                                   ---------------------------
                                                      1996           1997
                                                   ------------     ----------
Inventories:
  Raw material.................................... $     175,251   $   196,579
  Work-in-process.................................       119,575        78,220
  Finished goods..................................        56,504       122,273
                                                    ------------   -----------
                                                    $    351,330   $   397,072
                                                    ============   ===========

Equipment, furniture and fixtures:
  Furniture, fixtures and office equipment........  $    404,811    $  805,310
  Production equipment............................       833,773     1,161,803
  Less accumulated depreciation...................      (642,994)     (801,900)
                                                    ------------    ----------
                                                    $    595,590    $1,165,213
                                                    ============    ==========

Patent rights:
  Patent rights...................................  $    345,010    $  422,800
  Less accumulated amortization...................            --       (53,394)
                                                    ------------    ----------
                                                    $    345,010    $  369,406
                                                    ============    ==========

Accrued expenses and other liabilities:
  Product warranty and returns....................  $     86,436    $   51,436
  Payroll.........................................        37,828        59,665
  Other...........................................       207,182       268,675
                                                    ------------   -----------
                                                    $    331,446    $  379,776
                                                    ============   ===========

3. NOTES PAYABLE


                                                          December 31,
                                                   ---------------------------
                                                      1996           1997
                                                   ------------     ----------
Notes payable:
  Notes payable, due in aggregate monthly
  payments of $11,127 including interest
  at 10% through October 1997.  Notes are
  secured by all assets of the Company............  $     96,097    $       --
                                                    ------------   -----------
  Current maturities..............................       (96,097)           --
                                                    ------------   -----------
  Notes payable, less current maturities..........  $         --    $       --
                                                    ============   ===========

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

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

4. LEASES

      The Company has a noncancelable operating lease for its office and manufacturing facility that expires in April 2002. This lease requires the Company to pay all executory costs such as maintenance and property taxes.

     Rent expense incurred for the years ended December 31, 1995, 1996 and 1997 was $107,616, $101,139 and $161,339, respectively.

     The Company is also obligated under noncancelable leases classified as capital leases. The leases call for aggregate monthly payments of $1,947 with various expiration dates through September 1999. Equipment, furniture, and fixtures include $282,186 and $67,380 of cost and $221,409 and $51,524 of accumulated amortization as of December 31, 1996 and 1997, respectively, related to these leases.

Future minimum lease payments are as follows as of December 31, 1997:

                                               CAPITAL         OPERATING
                                                LEASES           LEASES
                                             -----------     -----------
1998.....................................    $     7,464     $   211,995
1999.....................................          1,816         217,737
2000.....................................             --         223,479
2001.....................................             --         229,221
2002.....................................             --          88,111
                                             -----------     -----------
                                                   9,280     $   970,543
                                                             ===========
Amount representing interest
  (at rates from 13% to 18%)                        (476)
                                             -----------
  Present value of minimum capital
    lease payments.......................          8,804
Current maturities.......................         (7,083)
                                             -----------
  Obligations under capital leases
    less current maturities..............    $     1,721
                                             ===========

5. INCOME TAXES

     The Company incurred losses for both book and tax purposes in each of the years in the three year period ended December 31, 1997 and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1995, 1996 and 1997 as follows:

                                                 1995        1996        1997
                                                 ----        ----        ----
Statutory federal income tax rate ...........   (34.0)%    (34.0)%      (34.0)%
Valuation allowance increase.................    36.0       39.8         35.7
State income taxes, net of federal benefit...    (2.0)      (2.0)        (2.0)
Research and experimentation credit..........      --       (1.6)          --
Other........................................      --       (2.2)         0.3
                                               ------     ------       ------
                                                  0.0%       0.0%         0.0%
                                               ======     ======       ======

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

Deferred tax assets as of December 31, 1996 and 1997 consist of the following:

                                                          1996         1997
                                                      ----------    -----------
  Inventory reserve...............................    $   21,000    $    20,000
  Net operating loss carryforward.................     4,012,000      5,060,000
  Research credit carryforward....................       152,000        165,000
  Other...........................................        45,000         45,000
                                                      ----------    -----------
                                                       4,230,000      5,290,000
Less valuation allowance..........................    (4,230,000)    (5,290,000)
                                                      ----------    -----------
                                                      $        0    $         0
                                                      ==========    ===========

     At December 31, 1997, the Company had net operating loss carryforwards ("NOL") of approximately $14,000,000 for federal income tax purposes which if unused will begin to expire in 2008. Additionally, the Company had research credit carryforwards of approximately $165,000.

     As a result of the 1996 equity changes as described in Note 6, the net operating loss will be subject to annual limitation as defined by Section 382 of the Internal Revenue Code. The annual limitation for utilization of the net operating loss carryforwards is approximately $750,000. Subsequent equity changes could further limit the net operating losses available.

6. SHAREHOLDERS' EQUITY

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

     At December 31, 1997, the total number of shares authorized for all classes of stock was 18,000,000 shares: 17,000,000 common shares and 1,000,000 preferred shares undesignated as to class.

Series A Preferred

     On January 31, 1996, the Company converted its Series A convertible preferred stock into common stock. Automatic conversion into common stock of the Series A was precipitated by the Company's net worth exceeding $1.0 million.

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997


Stock Options and Warrants

     The Company has issued options and warrants for common stock to various officers, directors, employees, lenders and others. These options and warrants have exercise prices ranging from $0.79 to $6.60 per share, are fully exercisable, and expire from March 1998 to January 2006.

     As of December 31, 1995 the Company had stock options outstanding for 380,808 shares of its Series B convertible preferred stock issued in connection with a 1993 stock purchase agreement. This option agreement was exercised in full on February 29, 1996. The exercise price was $1.64 per share for 190,404 shares and $2.63 for the remaining 190,404 shares, all of which were converted to shares of common stock in connection with the Company's IPO. Amendments during 1995 to the Series B preferred option agreement resulted in the recognition of $45,090 in expense. This expense was associated with decreases in the exercise price of certain options in exchange for a short-term credit facility, and the cancellation of a technology license and co-development agreement.

     The Company's stock option plans allow for grant of options to officers, directors, and employees to purchase up to 1,695,050 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and vest in varying periods.

     Stock option and warrant activity is summarized as follows:

                                                       NUMBER         WEIGHTED
                                                         OF           AVERAGE
                                                       SHARES         PRICES
                                                   -----------     ------------
Outstanding at December 31, 1994................     1,008,718     $      1.43
    Granted.....................................       214,776            3.16
    Exercised...................................      (229,627)           1.45
    Canceled....................................        (2,057)           3.28
                                                   -----------     -----------
Outstanding at December 31, 1995................       991,810            1.84
    Granted.....................................     2,942,915            5.61
    Exercised...................................      (381,380)           1.64
    Canceled....................................       (19,959)           1.75
                                                   -----------     -----------
Outstanding at December 31, 1996................     3,533,386            5.03
    Granted.....................................       608,500            4.45
    Exercised...................................      (145,953)           1.30
    Canceled....................................       (95,704)           4.47
                                                   -----------     -----------
Outstanding at December 31, 1997................     3,900,229     $      5.08
                                                   ===========     ===========

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range:

                                           OUTSTANDING                                      EXERCISABLE
                     --------------------------------------------------------- --------------------------------------
                     NUMBER OF SHARES    WEIGHTED AVERAGE   WEIGHTED AVERAGE        NUMBER         WEIGHTED AVERAGE
    PRICE RANGE         OUTSTANDING       REMAINING LIFE     EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
-------------------- ------------------ ------------------- ------------------ ------------------ -------------------
PURSUANT  TO OPTION
PLANS:
$  .79 to 1.65              169,693              5.4               $1.35             169,693             $1.35
  2.19 to 2.94              138,500              9.9                2.43                   -                -
  3.13 to 3.94              333,665              7.4                3.44             253,079              3.49
  5.00 to 5.38              661,900              9.0                5.23             152,380              5.25
                          ---------                                                ---------
                          1,303,758                                                  575,152
                          =========                                                =========
WARRANTS:
$ 1.31 to 3.00               84,009              0.5               $1.31              84,009             $1.31
  3.28 to 4.60              388,425              7.9                4.57             388,425              4.57
  5.91 to 6.60            2,124,037              7.6                5.98           2,124,037              5.98
                          ---------                                                ---------
                          2,596,471                                                2,596,471
                          =========                                                =========



     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company's net loss and loss per share would have increased to the pro-forma amounts shown below:

                                                1995      1996       1997
                                                ----      ----       ----
Net loss:
     As reported..........................  $1,882,459  $2,238,568 $2,971,767
     Pro forma............................  $1,980,000  $2,614,000 $3,672,000
Net loss per common share:
     As reported..........................  $0.46       $0.39      $0.42
     Pro forma............................  $0.49       $0.45      $0.52

     The per share weighted-average fair value of stock based awards granted during 1995, 1996 and 1997 is estimated as $0.95, $4.16 and $3.43, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    1995      1996      1997
                                                    ----      ----      ----
Risk-free interest rate.......................      6.0%      6.0%      6.0%
Annualized volatility.........................      0.0%      106%      99%
Weighted average expected life, in years......      4.7       7.5       5.0
Expected dividend yield.......................      0.0%      0.0%      0.0%

     Proforma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the option vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997

7. EMPLOYEE SAVINGS PLAN

     The Company has an employee savings plan that covers all employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 15% of their compensation into the plan. The Company, at the discretion of the Board of Directors, may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee's salary, or both. No elective contributions have been made for the years ended December 31, 1995, 1996 and 1997.

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 1995, 1996 and 1997 was $62,515, $30,919 and $9,339, respectively.

     Cash paid for taxes during the years ended December 31, 1995, 1996 and 1997 was $300 in each year.

     During 1996, notes payable of $312,500 and $100,000, respectively, were converted into 190,404 shares of Series B Preferred Stock and 30,465 shares of Common Stock, respectively.

9. SALES

     The Company had a foreign customer, a distributor of the Company's products, who accounted for approximately 18%, 18% and 37% of sales for the years ended December 31, 1995, 1996 and 1997, respectively.

Foreign sales by geography were as follows:

                                        1995            1996           1997
                                   -------------   -------------   ------------
Europe (primarily Germany)......   $     301,277   $     356,838   $    759,168
Other...........................         319,379         221,653        113,044
                                   -------------   -------------   ------------
    Total.......................   $     620,656   $     578,491   $    872,212
                                   =============   =============   ============

    Other consists mainly of sales to Asia.

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997


10. BECTON DICKINSON ARRANGEMENT

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

     In connection with the sale of equity to Becton Dickinson, the Company entered into a licensing agreement with Becton Dickinson, which provides Becton Dickinson exclusive worldwide rights to certain Medi-Ject technology. In exchange for granting this exclusive right, the Company received $100,000 per month for 24 months beginning January 1996 to develop the technology.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)


                              FIRST        SECOND         THIRD        FOURTH
                              -----        ------         -----        ------
1996:
Total revenues            $   769,148   $   731,134   $   949,219   $ 1,242,303
Net loss                     (553,016)     (631,162)     (551,616)     (502,774)
Loss per common share            (.14)         (.12)         (.10)         (.07)
Weighted average shares     4,087,360     5,260,880     5,260,880     6,925,636

1997:
Total revenues            $   971,025   $   881,379   $   609,828   $ 1,254,791
Net loss                     (582,290)     (818,063)     (926,787)     (644,627)
Loss per common share            (.08)         (.12)         (.13)         (.09)
Weighted average shares     6,947,245     6,991,969     7,057,035     7,066,497

Loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                              MEDI-JECT CORPORATION

                                DECEMBER 31, 1997


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the headings "Election of Directors" and "Compliance with Section16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1998 is incorporated by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part 1 of the Form 10-K under separate caption.

Item 11. EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1998 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1998 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1998 is incorporated by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements - see Part II

    (2) Financial Statement Schedule -All schedules have been omitted because they are not applicable or not required or because the information is included in the financial statements or the notes thereto.

    (3) Item 601 Exhibits- see list of Exhibits below

(b) Reports on Form 8-K

    There were no reports filed on Form 8-K for the fourth quarter of 1997.

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

       10.8* Employment Agreement, dated as of January 1, 1997, between the Company and Franklin Pass, MD.(c)

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

       10.12* 1993 Stock Option Plan.(a)

       10.13* Form of incentive stock option agreement for use with 1993 Stock
              Option Plan.(a)

       10.14* Form of non-qualified stock option agreement for use with 1993
              Stock Option Plan.(a)

       10.15* 1996 Stock Option Plan, with form of stock option agreement.(a)

       10.20+ Development and License Agreement between Becton Dickinson and
              Company and the Company, effective January 1, 1996.(a)

       10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997. (b)

       10.22* 1998 Stock Option Plan for Non-Employee Directors. (d)

       10.23* Letter consulting agreement dated February 20, 1998 between the Company and Geoffrey W. Guy. (d)

       23     Consent of KPMG Peat Marwick LLP

       27     Financial Data Schedule

       99     Cautionary Statement (b)

       *      Indicates management contract or compensatory plan or arrangement.

       + Pursuantto Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.20 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.

       (a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.

       (b) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

       (c) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

       (d) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 25, 1998.

                                    MEDI-JECT CORPORATION


                                    /s/Franklin Pass, M.D.
                                    -------------------------------------
                                    Franklin Pass, MD
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 25, 1998.

        SIGNATURE                          TITLE

/s/Franklin Pass, M.D.        President, Chief Executive Officer and Director
----------------------------
Franklin Pass, M.D.           (principal executive officer)

/s/Mark S. Derus              Vice President of Finance, Chief Financial Officer
----------------------------
Mark S. Derus                 (principal financial and accounting officer)

/s/Kenneth Evenstad           Director
----------------------------
Kenneth Evenstad

/s/Geoffrey Guy               Director
----------------------------
Geoffrey Guy

/s/Norman Jacobs              Director
----------------------------
Norman Jacobs

/s/Fred Shapiro, M.D.         Director
----------------------------
Fred Shapiro, M.D.

/s/Stanley Goldberg           Director
----------------------------
Stanley Goldberg

/s/Karl Groth                 Director
----------------------------
Karl Groth