Form 10-Q
period 1998-03-31
MEDI JECT CORP /MN/
filed 1998-05-01
CIK 1016169

     ======================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission File Number 0-20945

                              MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100

                          Minneapolis, Minnesota 55441

                                 (612) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192


                       ----------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 22, 1998 was 7,094,438.


                       ==================================

                              MEDI-JECT CORPORATION

                                      INDEX



                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION


   ITEM 1. Financial Statements (Unaudited)

           Balance Sheets, as of December 31, 1997 and
           March 31, 1998..................................................  3

           Statements of Operations for the three months ended
           March 31, 1997 and 1998.........................................  4

           Statements of Cash Flows for the three months ended
           March 31, 1997 and 1998.........................................  5

           Notes to Financial Statements...................................  6


   ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  6


PART II. OTHER INFORMATION


   ITEM 6. Exhibits and Reports on Form 8-K................................ 10


   SIGNATURES.............................................................. 12

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            DECEMBER 31,     MARCH 31,
                                                                1997           1998
                                                            ------------   -------------
                              ASSETS

Current Assets:
  Cash and cash equivalents..............................   $ 3,745,851    $   3,724,801
  Marketable securities..................................     3,537,483        3,075,216
  Accounts receivable, less allowances
    for doubtful accounts of $22,284.....................       760,948          378,088
  Inventories............................................       397,072          443,760
  Prepaid expenses and other assets......................        71,495           97,304
                                                            -----------    -------------
                                                              8,512,849        7,719,169
                                                            -----------    -------------

Equipment, furniture and fixtures, net...................     1,165,213        1,344,675
                                                            -----------    -------------

Patent rights, net.......................................       369,406          355,495
                                                            -----------    -------------

                                                            $10,047,468    $   9,419,339
                                                            ===========    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................   $   321,758    $     461,182
  Accrued expenses and other liabilities.................       379,776          356,457
  Deferred revenue.......................................             0          106,847
  Capital lease obligations - current maturities.........         7,083            2,113
                                                            -----------    -------------
                                                                708,617          926,599
                                                            -----------    -------------

Capital leases, less current maturities..................         1,721            1,166

Shareholders' equity:
  Common Stock: $0.01 par; authorized 17,000,000 shares:
    7,071,589 issued and outstanding at
    December 31, 1997 and March 31, 1998.................        70,716           70,716
  Additional paid-in capital.............................    23,778,648       23,778,648
  Accumulated deficit....................................   (14,512,234)     (15,357,790)
                                                            -----------    -------------
                                                              9,337,130        8,491,574
                                                            -----------    -------------

                                                            $10,047,468    $   9,419,339
                                                            ===========    =============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    QUARTER ENDED
                                                          ------------------------------
                                                             MARCH 31,       MARCH 31,
                                                               1997            1998
                                                          -------------    -------------
Revenues:
   Sales...............................................    $   406,081     $   609,195
   Licensing & product development.....................        564,944         303,778
                                                           -----------     -----------
                                                               971,025         912,973
                                                           -----------     -----------


Operating Expenses:
   Cost of sales.......................................        270,048         467,823
   Research and development............................        645,290         592,486
   General and administrative..........................        407,830         544,812
   Sales and marketing.................................        366,362         246,843
                                                           -----------     -----------
                                                             1,689,530       1,851,964
                                                           -----------     -----------

Net operating loss.....................................       (718,505)       (938,991)
                                                           -----------     -----------


Other income (expense):
   Interest and other income...........................        139,995          94,593
   Interest and other expense..........................         (3,780)         (1,158)
                                                           -----------     -----------
                                                               136,215          93,435
                                                           -----------     -----------

Net loss...............................................    $  (582,290)    $  (845,556)
                                                           ===========     ===========


Basic and diluted net loss per common share............    $      (.08)    $      (.12)


Basic and diluted weighted average common shares
   outstanding.........................................      6,947,245       7,071,589






See accompanying Notes to Financial Statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  QUARTER ENDED
                                                          ----------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 1997          1998
                                                          --------------    ----------
Cash flows from operating activities:
    Net loss............................................     $ (582,290)    $ (845,556)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization.......................         56,356        102,677
    Interest on marketable debt securities..............        (35,676)       (48,288)
    Changes in operating assets and liabilities:
      Accounts receivable...............................       (318,898)       382,860
      Inventories.......................................        (34,837)       (46,688)
      Prepaid expenses and other assets.................       (117,054)       (25,809)
      Accounts payable..................................        150,681        139,424
      Accrued liabilities...............................        148,733        (23,319)
      Deferred revenue..................................         25,000        106,847
                                                           ------------     ----------
Net cash used in operating activities...................       (707,985)      (257,852)
                                                           ------------     ----------

Cash flows from investing activities:
    Purchases of marketable securities..................     (2,463,953)    (1,519,715)
    Proceeds from sales of marketable securities........             --      2,030,271
    Purchases of equipment, furniture and fixtures......        (67,021)      (268,228)
    Purchases of patent rights..........................        (31,380)            --
                                                           ------------     ----------
Net cash provided by (used in) investing activities.....     (2,562,354)       242,328
                                                           ------------     ----------

Cash flows from financing activities:
    Principal payments on capital lease obligations.....        (11,033)        (5,526)
    Proceeds from issuance of common stock..............         46,279             --
    Principal payments on notes payable.................        (31,239)            --
    Offering costs......................................         (5,691)            --
                                                           ------------     ----------
Net cash used in financing activities...................         (1,684)        (5,526)
                                                           ------------     ----------

Net increase (decrease) in cash and cash equivalents....     (3,272,023)       (21,050)
Cash and cash equivalents:
    Beginning of period.................................      9,575,240      3,745,851
                                                          -------------     ---------
    End of period.......................................     $6,303,217     $3,724,801
                                                          =============     ==========


See accompanying Notes to Financial Statements.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company's 1997 audited financial statements and notes thereto.

2.   INTERIM FINANCIAL STATEMENTS
     Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3.   Inventories consist of the following:

                             DECEMBER 31, 1997           MARCH 31, 1998
                             -----------------           --------------

    Raw Material                    $196,579                   $196,127
    Work in-process                   78,220                    107,925
    Finished goods                   122,273                    139,708
                                -------------              -------------
                                    $397,072                   $443,760
                                =============              =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Months Ended March 31, 1997 and 1998

Total revenues for the three months ended March 31, 1997 and 1998 were $971,025 and $912,973, respectively. This represents a decrease of $58,052 or 6%. Sales of injector products and services increased by $203,114 or 50% in the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase resulted primarily from an increase in the number of injectors sold (629 and 1,143 in the first quarters of 1997 and 1998, respectively). The increase in sales of injectors in the quarterly periods is primarily attributable to the shipment of significant orders to three distributors in the first quarter of 1998 that did not occur in the 1997 period.

Licensing and product development fee income decreased by $261,166 or 46% in the three months ended March 31, 1998 as compared to the prior year period. This decrease is related to the completion in December 1997 of a two-year development funding contract with Becton Dickinson and Company. The Company expects that licensing and product development fee income will fluctuate on a quarter-to-quarter basis, depending on a number of factors, including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months ended March 31, 1997 and 1998 were $270,048 and $467,823, respectively. This represents an increase of $197,775, or 73%. The increase in cost of sales is primarily attributable to an increase in the amount of product sold. In addition, manufacturing expenses were higher as a result of additional engineering personnel, higher rent and increased depreciation expense, much of which relates to planning for higher volumes in future periods.

Research and development expenses totaled $645,290 and $592,486 in the three months ended March 31, 1997 and 1998, respectively. This represents a decrease of $52,804, or 8%, which is primarily attributable to a transition of the development program to an internally staffed program in 1998 compared to a program conducted largely through contracted engineering services in 1997.

General and administrative expenses totaled $407,830 and $544,812 in the three months ended March 31, 1997 and 1998, respectively. These figures reflect an increase of $136,982, or 34%. The largest component of this increase is attributable to the development of a Regulatory and Quality Assurance department. These expenses totaled $66,644 in the first quarter of 1998 compared to $8,891 in the same period of 1997. The balance of the increase relates to moderate increases in facilities, personnel, depreciation, insurance and legal expenses.

Sales and marketing expenses totaled $366,362 and $246,843 in the three months ended March 31, 1997 and 1998, respectively. These figures reflect a year-to-year decrease of $119,519, or 33%. This decrease relates primarily to a scaleback of expenses relating to a sales and marketing program in the U.S. insulin market announced by the Company in October 1997.

Net other income (expense) decreased by $42,780 relative to the prior year three-month period ending March 31. This decrease is attributable to lower average cash balances as the proceeds from the initial public offering completed in October 1996 are used to fund current operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $7,283,334 on December 31, 1997 compared to $6,800,017 on March 31, 1998. This decrease results primarily from an operating loss of $845,556, offset in part by a $382,860 reduction in accounts receivable.

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

     The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

      Underwriting discounts and commissions:..............       $  907,500
      Finder's fees........................................                0
      Expenses paid to or for the underwriters:............           12,786
      Other expenses:......................................          549,833
                                                                  ----------
                Total expenses.............................       $1,470,119
                                                                  ==========

     All such expenses were paid directly or indirectly to others.

     The net offering proceeds to the Company after deducting expenses were $10,629,881.

     The amount of net offering proceeds to the Company used for the following purposes is as follows:

     Purchase and installation of machinery and equip.......      $ 1,267,913
     Repayment of indebtedness..............................          184,167
     Working capital........................................          108,774
     Temporary investments, marketable securities...........        3,075,216
     Other :           -market development expenses.........        2,066,101
                       -product development expenses........        3,927,710
                                                                  -----------
                        Total...............................      $10,629,881
                                                                  ===========

     All such payments were made directly or indirectly to others.

     The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus

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

          4.4    Reserved.

          4.5    Reserved.

          4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company (filed herewith as Exhibit 10.7).(a)

          10.3   Reserved.

          10.4   Reserved.

          10.5   Reserved.

          10.6   Reserved.

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

          10.13* Form of incentive stock option agreement for use with 1993
                 Stock Option Plan.(a)

          10.14* Form of non-qualified stock option agreement for use with 1993
                 Stock Option Plan.(a)

          10.15* 1996 Stock Option Plan, with form of stock option agreement.(a)

          10.20+ Development and License Agreement between Becton Dickinson and
                 Company and the Company, effective January 1, 1996.(a)

          10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997.(b)

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.




                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MEDI-JECT CORPORATION




April 30, 1998                    /s/ Franklin Pass
-----------------------------     -----------------------------------------
Date                              Franklin Pass, MD, Chairman/CEO



April 30, 1998                    /s/ Mark S. Derus
-----------------------------     -----------------------------------------
Date                              Mark S. Derus, Vice President Finance/CFO
                                  (principal financial & accounting officer)