Form 10-Q
period 1998-06-30
MEDI JECT CORP /MN/
filed 1998-08-11
CIK 1016169

     ======================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

Commission File Number 0-20945

                              MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100

                          Minneapolis, Minnesota 55441

                                 (612) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192




                       ----------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of July 23, 1998 was 7,192,315.




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

            Balance Sheets, as of December 31, 1997 and
            June 30, 1998...................................................3

            Statements of Operations for the six months and three months ended June 30, 1997 and 1998....................................4

            Statements of Cash Flows for the six months ended
            June 30, 1997 and 1998..........................................5

            Notes to Financial Statements...................................6


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................6




PART II.    OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K...............................10


   SIGNATURES..............................................................12

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 DECEMBER 31, 1997   JUNE 30, 1998
                                                                                 -----------------   -------------
                              ASSETS
Current Assets:
         Cash and cash equivalents ...............................................  $  3,745,851    $  1,580,692
         Marketable securities ...................................................     3,537,483       3,760,266
         Accounts receivable, less allowance for doubtful accounts of $  22,284
           and $21,209, respectively .............................................       760,948         351,432
         Inventories .............................................................       397,072         591,660
         Prepaid expenses and other assets .......................................        71,495          68,200
                                                                                    ------------    ------------
                                                                                       8,512,849       6,352,250
                                                                                    ------------    ------------

Equipment, furniture and fixtures, net ...........................................     1,165,213       1,360,586
                                                                                    ------------    ------------

Patent rights ....................................................................       369,406         390,608
                                                                                    ------------    ------------

                                                                                    $ 10,047,468    $  8,103,444
                                                                                    ============    ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ........................................................  $    321,758    $    247,653
         Accrued expenses and other liabilities ..................................       379,776         367,933
         Capital lease obligations - current maturities ..........................         7,083           2,183
                                                                                    ------------    ------------
                                                                                         708,617         617,769
                                                                                    ------------    ------------

Capital leases, less current maturities ..........................................         1,721             593

Shareholders' equity:
         Common Stock: $0.01 par; authorized 17,000,000 shares:
           7,071,589 and 7,192,315 issued and outstanding at
           December 31, 1997 and June 30, 1998, respectively .....................        70,716          71,923
         Additional paid-in capital ..............................................    23,778,648      23,845,837
         Accumulated deficit .....................................................   (14,512,234)    (16,432,678)
                                                                                    ------------    ------------
                                                                                       9,337,130       7,485,082
                                                                                    ------------    ------------

                                                                                    $ 10,047,468    $  8,103,444
                                                                                    ============    ============


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR SIX MONTHS ENDED                 FOR THREE MONTHS ENDED
                                           ---------------------------------     ---------------------------------
                                           JUNE 30, 1997       JUNE 30, 1998     JUNE 30, 1997       JUNE 30, 1998
                                           -------------      --------------     -------------       -------------
Revenues:
      Sales .........................       $   883,174        $ 1,257,936        $   477,093        $   648,741
      Licensing & product development           969,230            434,625            404,286            130,847
                                            -----------        -----------        -----------        -----------
                                              1,852,404          1,692,561            881,379            779,588
                                            -----------        -----------        -----------        -----------



Operating Expenses:
      Cost of sales .................           548,008          1,001,370            277,960            533,547
      Research and development ......         1,302,301          1,193,656            665,902            601,170
      General and administrative ....           885,620          1,111,627            468,899            566,815
      Sales and marketing ...........           765,985            473,014            399,623            226,171
                                            -----------        -----------        -----------        -----------
                                              3,501,914          3,779,667          1,812,384          1,927,703
                                            -----------        -----------        -----------        -----------

Net operating loss ..................        (1,649,510)        (2,087,106)          (931,005)        (1,148,115)
                                            -----------        -----------        -----------        -----------


Other income (expense):
      Interest and other income .....           272,321            178,053            132,326             83,460
      Interest and other expense ....           (23,164)           (11,391)           (19,384)           (10,233)
                                            -----------        -----------        -----------        -----------
                                                249,157            166,662            112,942             73,227
                                            -----------        -----------        -----------        -----------

Net loss ............................       $(1,400,353)       $(1,920,444)       $  (818,063)       $(1,074,888)
                                            ===========        ===========        ===========        ===========


Basic and diluted net loss
         per common share ...........       $      (.20)       $      (.27)       $      (.12)       $      (.15)


Basic and diluted weighted average
      common shares outstanding .....         6,969,730          7,115,001          6,991,969          7,157,935






See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR SIX MONTHS ENDED
                                                                    -------------------------------------
                                                                       JUNE 30, 1997       JUNE 30, 1998
                                                                    -------------------------------------
Cash flows from operating activities:
         Net loss ..............................................       $(1,400,353)       $(1,920,444)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization .........................           123,359            215,682
         Loss from disposal of assets ..........................            16,664              9,445
         Interest on marketable debt securities ................          (117,812)           (93,147)
         Other .................................................                --              3,816
         Changes in operating assets and liabilities:
           Accounts receivable .................................           174,592            409,516
           Inventories .........................................            (8,187)          (194,588)
           Prepaid expenses and other assets ...................            (7,678)             3,295
           Accounts payable ....................................          (142,396)           (74,105)
           Accrued expenses and other liabilities ..............            (6,424)           (11,843)
                                                                       -----------        -----------
Net cash used in operating activities ..........................        (1,368,235)        (1,652,373)
                                                                       -----------        -----------

Cash flows from investing activities:
         Purchases of marketable securities ....................        (4,947,230)        (2,729,831)
         Proceeds from sales of marketable securities ..........           513,225          2,600,195
         Purchases of equipment, furniture and fixtures ........          (260,969)          (393,561)
         Proceeds from sale of equipment, furniture and fixtures               300              2,200
         Purchases of patent rights ............................           (61,514)           (50,341)
                                                                       -----------        -----------
Net cash used in investing activities ..........................        (4,756,188)          (571,338)
                                                                       -----------        -----------

Cash flows from financing activities:
         Principal payments on capital lease obligations .......           (20,811)            (6,028)
         Proceeds from issuance of common stock ................           102,826             64,580
         Principal payments on notes payable ...................           (63,264)                --
         Offering costs ........................................            (5,692)                --
                                                                       -----------        -----------
Net cash provided by financing activities ......................            13,059             58,552
                                                                       -----------        -----------

Net decrease in cash and cash equivalents ......................        (6,111,364)        (2,165,159)

Cash and cash equivalents:
      Beginning of period ......................................         9,575,240          3,745,851
                                                                       -----------        -----------
      End of period ............................................       $ 3,463,876        $ 1,580,692
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

2.       INTERIM FINANCIAL STATEMENTS
         Operating results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3.       Inventories consist of the following:

                                 DECEMBER 31, 1997             JUNE 30, 1998
                                 -----------------             -------------

           Raw Material             $    196,579               $    219,670
           Work in-process                78,220                    139,892
           Finished goods                122,273                    232,098
                                    -------------              -------------
                                    $    397,072               $    591,660
                                    =============              =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 1998 and 1997

Total revenues for the three and six months ended June 30, 1998, were $779,588 and $1,692,561, respectively. These figures reflect decreases of $101,791 or 12% and $159,843 or 9% over the same periods in 1997. In each period, the revenue decrease is attributable to a decrease in licensing and development fee income, offset in part by an increase in product sales. Sales of injector products and services increased by $171,648 or 36% in the three months ended June 30, 1998, and by $374,762 or 42% in the six months ended June 30, 1998, compared to the same periods in the prior year. These increases were driven by an increase in the number of injector units and related disposables sold in each period. The average selling price of injector units decreased approximately 5% in the six months ended June 30, 1998, compared to the prior year period, as a result of increased sales through distributors in both the human growth hormone and insulin markets. Sales volume decreased in the retail insulin market as a consequence of the reduced selling efforts in that market, as discussed in the sales and marketing section below.

Licensing and product development fee income decreased by $273,439 or 68% in the three months ended June 30, 1998, and by $534,605 or 55% in the six months ended June 30, 1998, compared to the same periods in 1997. These decreases relate primarily to the completion in December 1997 of a two-year development funding contract with Becton Dickinson and Company. The Company expects that licensing and product development fee income will fluctuate on a quarter to quarter basis, depending on a variety of factors, including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three and six months ended June 30, 1998, were $533,547 and $1,001,370, respectively. These figures reflect increases of $255,586 or 92% and $453,362 or 83% from the three and six month periods of the prior year, respectively. The increase in cost of sales is primarily attributable to an increase in the amount of product sold, along with higher per unit manufacturing costs. Manufacturing expenses were higher as a result of additional engineering and manufacturing personnel, higher levels of outside processing, increased inventory reserves, higher rent and increased depreciation expense, much of which relates to preparing for higher volumes in future periods.

Research and development expenses decreased 10% to $601,171 in the three months ended June 30, 1998, from $665,902 during the same period in 1997. Research and development expenses decreased to $1,193,655 in the first six months of 1998, from $1,302,301 in the first six months of 1997, a decrease of approximately 8%. These decreases are primarily attributable to a transition of the development program to an internally staffed program in 1998 compared to a program that was heavily reliant upon contract engineering services in the first half of 1997.

General and administrative expenses totaled $566,815 and $1,111,627 in the three and six months ended June 30, 1998. In comparison to the prior year, these figures reflect increases of $97,916 or 21% and $226,007 or 26%, in the three and six months ended June 30, 1998, respectively. The largest component of these increases is attributable to the development of a Regulatory and Quality Assurance department, with related expenses totaling $100,428 and $167,072 for the three and six month periods ended June 30, 1998, respectively, compared to $31,242 and $40,133 for the comparable periods in 1997. The balance of the increases in general and administrative expenses relates to moderate increases in personnel, depreciation, insurance and facilities expenses.

Sales and marketing expenses totaled $226,171 and $473,014 in the three and six months ended June 30, 1998, respectively. These figures reflect year to year decreases of $173,452 or 43%, and $292,971 or 38%, compared to the three and six months ended June 30, 1997, respectively.

These decreases relate primarily to a scaleback of expenses in the sales and marketing program in the U.S. insulin market initiated by the Company in October 1997. This scaleback is consistent with the Company's long term strategy of selling through pharmaceutical companies with a focus on higher priced pharmaceuticals.

Net other income (expense), decreased by $39,715 and $82,495 relative to the prior year in the three and six month periods ended June 30, 1998, respectively. The majority of these decreases reflect a decrease in interest income attributable to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities totaled $7,283,334 on December 31, 1997, compared to $5,340,958 on June 30, 1998. This decrease of $1,942,376 results primarily from an operating loss of $1,920,444, in addition to increases in inventory of $194,588, increases in capital equipment of $393,561 related primarily to tooling investment on next generation products, and was offset in part by a $409,516 reduction in accounts receivable. The reduction in accounts receivable was primarily due to the collection of certain licensing and development fee receivables that were outstanding at year end.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. The Company believes that cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through the next twelve months. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private debt or equity offerings.

IMPACT OF THE YEAR 2000
The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations and its external relationships. The Year 2000 issue results from computer programs using two digits rather than four digits to define the applicable year. Based on existing information and due to recent and ongoing upgrades of information systems, the Company believes the anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operation of the Company.

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

         The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

                  Underwriting discounts and commissions:........  $  907,500
                  Finder's fees..................................           0
                  Expenses paid to or for the underwriters:......      12,786
                  Other expenses:................................     549,833
                                                                   ----------
                            Total expenses.......................  $1,470,119
                                                                   ==========

         All such expenses were paid directly or indirectly to others.

         The net offering proceeds to the Company after deducting expenses were $10,629,881. The amount of net offering proceeds to the Company used for the following purposes is as follows:

         Purchase and installation of machinery and equip........$  1,393,246
         Repayment of indebtedness...............................     184,669
         Working capital.........................................     662,454
         Temporary investments, marketable securities............   1,568,360
         Other :           -market development expenses..........   2,292,272
                           -product development expenses.........   4,528,880
                                                                  -----------
                            Total................................ $10,629,881
                                                                  ===========

         All such payments were made directly or indirectly to others.

         The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securities Holders.

         On May 19, 1998, an annual meeting of shareholders was held at the offices of the Company. The first item submitted to Shareholders at the meeting was for the election of two Class II directors, Geoffrey Guy, M.D. and Fred L. Shapiro, M.D. Dr. Guy was re-elected to the Board of Directors with votes cast in favor totaling 6,124,568 and votes withheld totaling 19,509. Dr. Shapiro was re-elected to the Board of Directors with votes in favor totaling 6,123,968 and votes withheld totaling 20,109. Continuing directors of the Company that did not stand for re-election at this meeting are; Chairman Franklin Pass, Stanley Goldberg, Kenneth Evenstad, Karl Groth, and Norman Jacobs. The second item submitted to the Shareholders at the meeting was the ratification of the Company's independent auditors for the year ending December 31, 1998. This item was approved with votes cast for totaling 6,125,342, votes against totaling 14,645, abstentions totaling 4,090 and broker non-votes of 0. The third and final item submitted to shareholders at the meeting was a proposal to approve the 1998 Stock Option Plan for Non-Employee Directors. This proposal was approved by shareholders with votes for totaling 5,965,950, votes against totaling 151,527, abstentions totaling 26,600 and broker non-votes of 0.

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

                  10.14* Form of non-qualified stock option agreement for use with 1993 Stock Option Plan.(a)

                  10.15* 1996 Stock Option Plan, with form of stock option agreement.(a)

                 +10.20 Development and License Agreement between Becton Dickinson and Company and the Company, effective January 1, 1996.(a)

                  10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997.(b)

                  10.22*   1998 Stock Option Plan for Non-Employee Directors.(d)

                  10.23* Letter consulting agreement dated February 20, 1998 between the Company and Geoffrey W. Guy.(d)

                  27       Financial Data Schedule

                  99       Cautionary Statement.(b)

*    Indicates management contract or compensatory plan or arrangement.
+ Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.20 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
(b) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.
(c) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(d) Incorporated by references to the Company's Form 10-K for the year ended December 31, 1997.

         (b)       Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDI-JECT CORPORATION




August  11, 1998                    /s/ Franklin Pass
---------------------------         -----------------------------------------
Date                                Franklin Pass, MD, Chairman/CEO



August  11, 1998                    /s/ Mark S. Derus
---------------------------         -----------------------------------------
Date                                Mark S. Derus, Vice President Finance/CFO
                                    (principal financial & accounting officer)