Form 10-Q
period 1998-09-30
MEDI JECT CORP /MN/
filed 1998-11-09
CIK 1016169

 ===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

Commission File Number 0-20945

                              MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100

                          Minneapolis, Minnesota 55441

                                 (612) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192




                  --------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 27, 1998 was 7,192,315.




                  --------------------------------------------

                              MEDI-JECT CORPORATION

                                      INDEX
                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION


          ITEM 1. Financial Statements (Unaudited)

                  Balance Sheets, as of December 31, 1997 and
                  September 30, 1998........................................  3

                  Statements of Operations for the nine months
                  and three months ended September 30, 1997 and 1998........  4

                  Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1998...............................  5

                  Notes to Financial Statements.............................  6


          ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............  6




PART II.  OTHER INFORMATION


          ITEM 6. Exhibits and Reports on Form 8-K.......................... 11


          SIGNATURES........................................................ 13

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                         December 31,    September 30,
                                                                             1997            1998
                                                                         ------------    ------------
                                  ASSETS

Current Assets:
    Cash and cash equivalents ........................................   $  3,745,851    $    661,241
    Marketable securities ............................................      3,537,483       3,277,083
    Accounts receivable, less allowance for doubtful accounts of
      $22,284 and $21,209, respectively ..............................        760,948         307,875
    Inventories ......................................................        397,072         622,805
    Prepaid expenses and other assets ................................         71,495          83,047
                                                                         ------------    ------------
                                                                            8,512,849       4,952,051
                                                                         ------------    ------------

Equipment, furniture and fixtures, net ...............................      1,165,213       1,439,631
                                                                         ------------    ------------

Patent rights ........................................................        369,406         375,854
                                                                         ------------    ------------

                                                                         $ 10,047,468    $  6,767,536
                                                                         ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable  ...............................................    $    321,758    $    198,803
    Accrued expenses and other liabilities ...........................        379,776         341,529
    Capital lease obligations - current maturities ...................          7,083           2,257
                                                                         ------------    ------------
                                                                              708,617         542,589
                                                                         ------------    ------------

Capital leases, less current maturities ..............................          1,721              --

Shareholders' equity:
    Common Stock: $0.01 par; authorized 17,000,000 shares:
      7,071,589 and 7,192,315 issued and outstanding at
      December 31, 1997 and September 30, 1998, respectively .........         70,716          71,923
    Additional paid-in capital .......................................     23,778,648      23,847,745
    Accumulated deficit ..............................................    (14,512,234)    (17,694,721)
                                                                         ------------    ------------
                                                                            9,337,130       6,224,947
                                                                         ------------    ------------

                                                                         $ 10,047,468    $  6,767,536
                                                                         ============    ============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        For Nine Months Ended        For Three Months Ended
                                     ----------------------------  -----------------------------
                                     September 30,  September 30,   September 30,  September 30,
                                         1997           1998            1997           1998
                                     ----------------------------  -----------------------------
Revenues:
    Sales .........................   $ 1,223,630    $ 1,867,864    $   340,456    $   609,928
    Licensing & product development     1,238,602        527,364        269,372         92,739
                                      -----------    -----------    -----------    -----------
                                        2,462,232      2,395,228        609,828        702,667
                                      -----------    -----------    -----------    -----------

Operating Expenses:
    Cost of sales .................       811,122      1,502,438        263,114        501,068
    Research and development ......     1,797,994      1,873,682        495,693        680,026
    General and administrative ....     1,384,566      1,726,982        498,946        615,355
    Sales and marketing ...........     1,167,370        708,077        401,385        235,063
                                      -----------    -----------    -----------    -----------
                                        5,161,052      5,811,179      1,659,138      2,031,512
                                      -----------    -----------    -----------    -----------

Net operating loss ................    (2,698,820)    (3,415,951)    (1,049,310)    (1,328,845)
                                      -----------    -----------    -----------    -----------

Other income (expense):
    Interest and other income .....       396,639        244,757        124,318         67,004
    Interest and other expense ....       (24,959)       (11,292)        (1,795)          (201)
                                      -----------    -----------    -----------    -----------
                                          371,680        233,465        122,523         66,803
                                      -----------    -----------    -----------    -----------

Net loss ..........................   $(2,327,140)   $(3,182,486)   $  (926,787)   $(1,262,042)
                                      ===========    ===========    ===========    ===========

Basic and diluted net loss
  per common share ................   $      (.33)   $      (.45)   $      (.13)   $     (. 18)

Basic and diluted weighted average
  common shares outstanding .......     6,999,152      7,141,055      7,057,035      7,192,315


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 For Nine Months Ended
                                                              ----------------------------
                                                              September 30,  September 30,
                                                                   1997          1998
                                                              ----------------------------
Cash flows from operating activities:
    Net loss ..............................................   $(2,327,140)   $(3,182,486)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization .........................       190,463        332,119
    Loss from disposal of assets ..........................        17,080          9,445
    Interest on marketable debt securities ................      (191,228)      (140,548)
    Other .................................................          --            5,724
    Changes in operating assets and liabilities:
        Accounts receivable ...............................       221,147        453,073
        Inventories .......................................       (68,853)      (225,736)
        Prepaid expenses and other assets .................       (26,467)       (11,552)
        Accounts payable ..................................      (106,065)      (122,955)
        Accrued expenses and other liabilities ............        84,342        (38,247)
                                                              -----------    -----------
Net cash used in operating activities .....................    (2,206,721)    (2,921,163)
                                                              -----------    -----------

Cash flows from investing activities:
    Purchases of marketable securities ....................    (5,436,679)    (2,729,831)
    Proceeds from sales of mature marketable securities ...     2,093,286      3,130,779
    Purchases of equipment, furniture and fixtures ........      (609,062)      (574,287)
    Proceeds from sale of equipment, furniture and fixtures           715          2,200
    Purchases of patent rights ............................       (63,312)       (50,341)
                                                              -----------    -----------
Net cash used in investing activities .....................    (4,015,052)      (221,480)
                                                              -----------    -----------

Cash flows from financing activities:
    Principal payments on capital lease obligations .......       (27,034)        (6,547)
    Proceeds from issuance of common stock ................       180,892         64,580
    Principal payments on notes payable ...................       (96,096)            --
    Offering costs ........................................        (5,692)            --
                                                              -----------    -----------
Net cash provided by financing activities .................        52,070         58,033
                                                              -----------    -----------

Net decrease in cash and cash equivalents .................    (6,169,703)    (3,084,610)
Cash and cash equivalents:
    Beginning of period ...................................     9,575,240      3,745,851
                                                              -----------    -----------
    End of period .........................................   $ 3,405,537    $   661,241
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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

3.   INVENTORIES

     Inventories consist of the following:

                                    December 31, 1997   September 30, 1998
                                    -----------------   ------------------

             Raw Material             $  196,579           $   212,097
             Work in-process              78,220               123,664
             Finished goods              122,273               287,044
                                      ----------           -----------
                                      $  397,072           $   622,805
                                      ==========           ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 1997 and 1998

Total revenues for the three and nine months ended September 30, 1998, were $702,667 and $2,395,228, respectively. These figures reflect an increase in the quarter of $92,839, or 15%, and a decrease of $67,004, or 3% in the nine month period compared to the same periods in 1997. In each 1998 period, licensing and development fee income decreased and product sales increased compared to the same periods in 1997.

Product sales increased by $269,372, or 79% in the quarter and by $644,234, or 53% in the nine months ended September 30, 1998, as compared to the same periods in 1997. These increases were driven by an increase in the number of injector units and related disposables sold in each period. The average selling price of injector units decreased approximately 7% in the nine months ended September 30, 1998, compared to the prior year period, as a result of increased unit sales at a lower selling price in the human growth hormone market. Product sales decreased in the U.S. insulin market as a consequence of the reduced selling efforts in that market, which is discussed more fully in the sales and marketing section below.

Licensing and product development fee income decreased by $176,633, or 66% in the quarter and $711,238, or 57% in the nine months ended September 30, 1998, compared to the same periods in 1997. These decreases relate primarily to the completion in December 1997 of a two-year product development funding contract with Becton Dickinson and Company. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three and nine months ended September 30, 1998, were $501,068 and $1,502,438, respectively. These figures reflect increases of $237,955, or 90% and $691,316, or 85% from the three and nine month periods of the prior year, respectively. These increases relate primarily to an increase in the amount of product sold in each period, along with higher overall manufacturing overhead expenses. Manufacturing overhead expenses increased as a result of additional engineering personnel, higher rent and increased depreciation expense.

Research and development expenses totaled $680,026 and $1,873,682 in the three and nine months ended September 30, 1998, respectively. These figures reflect increases of $184,333, or 37% in the quarter and $75,688, or 4% in the nine months ended September 30, 1998, compared to the same period in 1997. These increases were attributable to increased compensation and clinical studies expenses relating to ongoing development projects. Consulting expenses declined in each period due to a transfer of responsibilities from outside consultants to internal personnel.

General and administrative expenses totaled $615,355 and $1,726,982 in the three and nine months ended September 30, 1998, respectively. In comparison to the prior year, these figures reflect increases of $116,409, or 23% and $342,416, or 25% in the three and nine months ended September 30, 1998, respectively. In the quarterly period, a majority of the increase is attributable to a one-time expense relating to the Company's repurchase of certain distribution rights in the human growth hormone market from one of its distributors. The repurchase of these rights has allowed the Company to sign a new agreement that is expected to generate fee income and product sales in the future. The most significant components of the expense increase in the nine months ended September 30, 1998 include regulatory and quality assurance related items, the repurchase of marketing rights as discussed above, as well as moderate increases in compensation, business insurance and depreciation. The regulatory and quality assurance expense increase relates to both one-time ISO 9000 certification expenses in 1998, and an increase in on-going quality assurance efforts.

Sales and marketing expenses totaled $235,063 and $708,077 in the three and nine months ended September 30, 1998, respectively. These figures reflect decreases of $166,322, or 41% and $459,293, or 39% compared to the three and nine months ended September 30, 1997, respectively. These decreases relate primarily to a reduction of expenses in the sales and marketing program in the U.S. insulin market initiated by the Company in October 1997. This reduction in expenses is consistent with the Company's long term strategy of selling product through pharmaceutical companies with a focus on higher priced pharmaceuticals.

Net other income (expense), decreased by $55,720 and $138,215 compared to the prior year in the three and nine month periods ended September 30, 1998, respectively. These decreases primarily reflect a decrease in interest income attributable to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities totaled $7,283,334 on December 31, 1997, compared to $3,938,324 on September 30, 1998. This decrease of $3,345,010 results primarily from an operating loss of $3,182,486 in addition to increases in inventory of $225,736, increases in capital equipment of $574,287 related primarily to tooling investment on next generation products, and was offset in part by a $453,073 reduction in accounts receivable. The reduction in accounts receivable was primarily due to the collection of certain licensing and development fee receivables that were outstanding at year end.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. In October, 1998 the Company took certain actions to reduce its operating expenses. These actions included both voluntary and involuntary staff reductions. The Company believes that cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through the next twelve months. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private debt or equity offerings.

IMPACT OF THE YEAR 2000

The Company is addressing the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millennium issue presents for the Year 2000.

The Company has identified a team to address the information technology (IT) systems used for internal purposes at the Company and to also address the non-IT systems. It is anticipated that all reprogramming efforts for internally used IT systems will be complete by December 31,1998, allowing adequate time for testing. The non-IT systems generally require third-party assurances as to compliance with Year 2000. To date, confirmations have been received from approximately 80% of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology or by the inability of vendors to correct their Year 2000 issues. The majority of the Company's current standard product lines and manufacturing equipment are not date sensitive and therefore are not affected by the Year 2000 issues.

The Company incurred approximately $5,000 of expense to address the Year 2000 problem during fiscal 1998 to date and will incur approximately $20,000 in total expense. The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan will be completed by December 31,1998.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1,1998, the Company adopted FASB Statement No. 130 (SFAS No.
130), "Reporting Comprehensive Income". SFAS No. 130 requires that an entity report a total for comprehensive income or loss in condensed financial statements of interim periods issued to shareholders. For the three and nine month periods ended September 30,1998, the comprehensive loss is equal to the net loss as reported in the Statements of Operations.

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

          The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

          Underwriting discounts and commissions:......  $  907,500
          Finder's fees................................           0
          Expenses paid to or for the underwriters:....      12,786
          Other expenses:..............................     549,833
                                                         ----------
                    Total expenses.....................  $1,470,119
                                                         ==========

          All such expenses were paid directly or indirectly to others.

          The net offering proceeds to the Company after deducting expenses were $10,629,881. The amount of net offering proceeds to the Company used for the following purposes is as follows:

          Purchase and installation of machinery
            and equip..................................  $ 1,573,972
          Repayment of indebtedness....................      184,669
          Working capital   ...........................      740,069
          Temporary investments, marketable securities.      394,930
          Other :  -market development expenses........    2,527,335
                   -product development expenses.......    5,208,906
                                                         -----------
                    Total..............................  $10,629,881
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

               10.10* Reserved.

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


                                    MEDI-JECT CORPORATION




November 9,1998                     /s/ Franklin Pass
                                    -------------------------------
Date                                Franklin Pass, MD, Chairman/CEO



November 9,1998                     /s/ Mark S. Derus
                                    -------------------------------
Date                                Mark S. Derus, Vice President Finance/CFO
                                    (principal financial & accounting officer)