Form 10-K405
period 1998-12-31
MEDI JECT CORP /MN/
filed 1999-03-31
CIK 1016169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from

                            __________ to __________

                         Commission file number 0-20945

                              MEDI-JECT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                    41-1350192
         ---------                                    ----------
(State or other jurisdiction                       (I.R.S. Employer
    of incorporation or                         Identification Number)
       organization)

                 161 Cheshire Lane, Minneapolis, Minnesota 55441
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 16, 1999, was approximately $2,150,000 (based upon the last reported sale price of $1.75 per share on March 16, 1999, on the Nasdaq Small Cap Market).

Following a one for five reverse stock split effective January 28, 1999, the number of shares outstanding of the registrant's common stock as of March 16, 1999: 1,424,729

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G, certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 1999 annual meeting to be filed on or before April 30, 1999.

Forward Looking Statements:

      Certain statements included in this Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect future results and performance are set forth in Exhibit 99, "Cautionary Statements", which was filed with the United States Securities and Exchange Commission as an exhibit to Form 10-K, December 31, 1996.



                                     PART I
Item 1.       BUSINESS

General

      Medi-Ject Corporation ("Medi-Ject" or the "Company") is a drug delivery company focused on developing, manufacturing and marketing needle-free injection systems for the self-administration of a wide range of parenteral (injectable) drugs. The Company's product, the Medi-Jector system, is a hand-held, spring-powered device that injects drugs from a front-end chamber through the skin, without a needle, as a narrow, high pressure stream of liquid approximately 7/1000ths of an inch in diameter. The Medi-Jector system eliminates the need to pierce the skin with a sharp needle and manipulate a plunger with the needle inserted through the skin. Therefore, many people perceive injections with the Medi-Jector system to be less threatening than injections with a needle. Today's Medi-Jector systems are smaller, easier to use, less expensive and more comfortable than previous needle-free injection systems. The Company believes that the key to widespread market acceptance of its needle-free injection systems depends upon continued improvements in these areas.

      The Company believes that individuals who require self-injection will benefit from the Medi-Jector system. Needle-free injection (i) eliminates the need to pierce oneself with needles for each injection, which should lead to increased compliance with a prescribed injection regimen and consequently reduce health complications, (ii) provides the ability to inject oneself discreetly and
(iii) eliminates the need for sharps disposal of used needles. In addition, healthcare industry providers and payors may benefit from the decrease in long-term costs of patient care that may result from improved patient compliance. Furthermore, based upon discussions with pharmaceutical companies, the Company believes that those companies are motivated to provide improved drug delivery methods in an attempt to differentiate their products in the marketplace, which may result in increased sales and larger market share. Although the single largest indication for self-injection is the administration of insulin for the treatment of diabetes, the number of drugs associated with frequent self-injection is increasing as novel biopharmaceuticals are introduced and individuals previously managed in the hospital are now cared for in the home.

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

INDUSTRY TRENDS

     Historically, with the exception of the self-administration of insulin, parenteral drug administration was limited to hospitals, doctors' offices and clinics. Liquid injectable medicines came packaged in single or multi-dose vials. Healthcare professionals filled disposable syringes with the medication, injected the patient and discarded the used syringe. Advances in pharmacology have resulted in an increasing number of drugs that require frequent injections over long periods of time. These drugs have provided dramatic therapeutic benefit for conditions that in the past resisted more conventional medications.

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

     These factors have led pharmaceutical manufacturers to explore many alternative delivery technologies, including novel needle injectors (for example, sheathed and spring-powered needle injectors), transdermal patches, controlled release oral delivery methods and inhalation devices. In Western Europe, pharmaceutical and medical products companies market pen-like needle injection systems. Patients have demonstrated a willingness to pay a premium for these systems over traditional needles and syringes. The Company believes, however, that injection will continue as the major delivery method because many of these drugs are protein biopharmaceuticals which are destroyed in the gastrointestinal tract, do not readily penetrate the skin or are not easily formulated to be absorbed through the lungs.

     In addition to the increase in the number of drugs requiring self-injection, changes in the frequency of insulin injections for the treatment of diabetes also may contribute to an increase in the number of self-injections. For many years, standard treatment protocol was for insulin to be administered once or twice daily for the treatment of diabetes. However, according to recent studies, tightly controlling the disease by, among other things, administration of insulin as many as four to six times a day, can decrease its debilitating effects. The Company believes that as the benefits of tightly controlling diabetes become more widely known, the number of insulin injections self-administered by individuals with diabetes will increase. The need to increase the number of insulin injections given per day may also lead additional patients to seek an alternative to traditional needles and syringes.

     While the Company's marketing efforts are not currently focused on drug applications administered by healthcare professionals, needle-free injection systems may be attractive to hospitals, doctors' offices and clinics, and the Company may explore such applications in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to products, techniques and regulations designed to reduce exposure to contaminated needles. Syringes with sheathed needles have been developed and hospitals have begun to increasingly give injections through intravenous tubing to reduce the number of contaminated needles. In addition during 1998 the state of California banned the use of exposed needles in hospitals and doctors' offices. The Company believes that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles.

     While management believes that needle-free technology has broad market applicability, management also recognizes certain inherent limitations of needle-free injection, particularly with regard to dosage volumes above 0.5ml. These limitations relate to the energy required to penetrate the skin, and conventional needle-free injectors require unreasonably large energy sources to manage high volume injections. Nevertheless, parenteral injection of volumes of 1.0ml or more are not uncommon in medical practice today. In order to address perceived needs in the market segment requiring higher dosage volumes, the Company has begun to expend resources on the development of needle-based injection systems. These systems are being designed to incorporate the most important features of the Company's needle-free systems, namely, no visible needle and a very rapid injection cycle time. Management believes that these features will allow the Company to compete more effectively in an important segment of the drug delivery industry.

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

     The Company's focus is on the market for the delivery of self-administered parenteral drugs, the largest, most developed portion of which consists of the delivery of insulin and human growth hormone for children with growth retardation. In the U.S., over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and the Company believes that the number of insulin injections will increase with time as the result of new diabetes management techniques which recommend more frequent use. Other parenteral drugs that are presently self-administered and may be suitable for injection with the Medi-Jector system include therapies for the treatment of multiple sclerosis, migraine headaches, impotence, hormone therapy, AIDS and hepatitis. The Company also believes that other existing parenteral drugs will be self-administered in the future and that additional parenteral drugs that are under development will be deemed appropriate for self-administration.

PRODUCTS AND TECHNOLOGY

     Based in part upon the results of marketing and clinical studies performed by the Company, it believes that injections using a Medi-Jector system are perceived as more comfortable than injections using a needle. In addition, the Company believes injections can be administered more discreetly using a Medi-Jector.

Current Needle-Free Injection Systems

     The Company's current Medi-Jector system, the Medi-Jector Choice, was introduced in December 1996 and consists of a coil spring mechanism, a dosage meter, multi-use disposable needle-free syringe and a plastic adapter. This injector is used by arming the spring mechanism, filling the needle-free syringe and then setting the pressure level for an optimally effective and comfortable injection. The coil spring is armed by turning the winding grip portion of the power pack to compress the coil spring. The unit is then filled by placing a plastic adapter on a drug vial, turning the winding grip in the opposite direction to pull the medication into the needle-free syringe until the proper dosage is displayed in the dosage window and removing the vial and adapter assembly. The pressure is adjusted by again turning the winding grip. An injection is given by holding the Medi-Jector system perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. The most common injection sites are the upper arm, upper thigh, buttocks or the side of the torso. The retail price of the Medi-Jector Choice insulin device (excluding the needle-free syringe) is $399.

     Disposable Needle-Free Syringes. The disposable plastic needle-free syringes used with the Medi-Jector Choice system are labeled for use for up to 14 injections. The total annual cost to the end user of needle-free syringes and related supplies is approximately $260 per year (based upon an average of two injections per day). The needle-free syringes used with any of the Medi-Jector systems do not require special disposal. Once a needle-free syringe is removed from the device portion of the system, it cannot pierce the skin, consequently the risk of cross-infection from discarded needle-free syringes is reduced significantly over the risk associated with needles. Future generation injectors currently in development are being designed to accept either single or multi-use syringes.

New Product Research and Development

     The Company continues to dedicate much of its financial resources and personnel toward improving its existing products and developing new products and technology. The Company believes that its development program offers pharmaceutical manufacturers a broad and attractive array of delivery choices, while providing consumers with less expensive and more user friendly injectors.

     MJ-7 Injector. The Company believes the major obstacle to widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and easy to use power source. Although the Company has reduced the size and complexity of its coil spring injectors over the years, the Company believes further reduction in size or improvement in ease of use of systems is needed.

     To overcome this obstacle, the Company is developing a novel and proprietary injector, the MJ7, based upon a new, more efficient modified coil spring design. Use of the new spring is expected to reduce the energy requirement by 15-30% with a concomitant reduction in size. The spring is a modified coil spring rather than a gas spring as originally envisioned, because of the lower cost and increased reliability of the coil spring design. Added features include an automatic safety lock, a larger dosage display and elimination of pressure setting adjustments. The device is quieter and easier to arm in addition to being smaller in size. The MJ-7 will be introduced initially for use with insulin and a multi-use disposable syringe. This injector system and disposable components, both single use and multi-use syringes, have been developed with technology collaboration and the financial support of Becton Dickinson and Company ("Becton Dickinson"), and commercialization is planned for 1999. Although the Company is no longer planning to use a gas spring in the MJ-7, it intends to reevaluate the feasibility of gas spring injectors for other applications in the future.

     MJ-8 Injector. Increasingly, parenteral drugs are being packaged in small 1.0ml to 3.0ml cartridges and administered in smaller volumes. For example, most European insulin users take four injections of insulin daily of 0.10ml to 0.15ml each. The Company conducted extensive research studies in 1998, comparing the effect of fluid volume and syringe nozzle design on energy requirements. The results of these investigations suggest that by reducing fluid volume and increasing nozzle efficiency it is feasible to design and manufacture smaller and easier to use devices. The further reduction in size allows the vial cartridge to fit within the device, adding further user convenience. Prototypes of this platform are scheduled to be completed in 1999, although commercialization is not expected before 2001.

     AJ-1 injector. Fluid dynamic studies conducted by the Company in early 1998 documented the benefit of adding a very short, hidden needle, supporting a hypothesis that breaking the very outer layers of the skin would permit dramatic energy reduction in its injection systems. Management believes this is a unique hybrid technology combining features of needle-free (jet) delivery and pre-set needle autoinjectors. The Company has filed for patent protection on certain elements of this early work.

     Also during 1998, the Company entered into discussions with the Elan Corporation plc ("Elan"), a drug delivery company based in Ireland, to acquire certain rights to proprietary technologies that complement the AJ-1 design. In November 1998, Medi-Ject executed an agreement with Elan in which it purchased marketing and manufacturing rights to this technology for certain applications. The purchase involved cash plus a royalty payable to Elan on AJ-1 product sales.

     The Company is designing and building prototypes of an AJ -1 injector with a capacity of 1.0ml. These injectors are to be pre-filled with medication and discarded after one use. The Company believes this design is attractive for management of short-term therapies that may require very few injections over limited time periods. Commercialization is planned for 2001.

     The foregoing forward-looking statements regarding the Company's development plans and schedules are subject to risks and uncertainties, including the Company's ability to successfully conclude development, to obtain ongoing funding for these development efforts, the perceived benefits of these products as development continues, including market demand, and the development of competing technologies, by the Company or others.

      The Company has expended approximately $2,585,000, $2,413,000 and $3,517,000 on research and development efforts during fiscal years 1996, 1997 and 1998, respectively. Of these amounts, approximately $1,854,000, $2,030,000 and $527,000 respectively, were funded by third-party sponsored development programs and licensing fees.

TARGET MARKETS

      The Company intends to target the following markets for use of the Medi-Jector system. To date, the Medi-Jector system has only been approved for use in the U.S., Japan and certain European countries for the administration of insulin and human growth hormone.

Insulin

      Approximately 3.2 million people in the U.S. (estimated to be 40% of the worldwide market) take insulin daily for the control of high blood sugar observed in individuals with diabetes, according to the National Institutes of Health. In the U.S., most individuals take two injections daily, often combining short acting insulin and long acting insulin. In the U.S., the vast majority of insulin users use disposable plastic syringes and needles, while in Western Europe and Japan, the majority use pen-like injectors that hold small vial cartridges of insulin and use small needles. The management of diabetes has been found to be benefited by a more disciplined approach to glucose management, including, among other things, more frequent injections. Such regimens are referred to as "tight control" and have been proven to reduce long-term complications such as heart disease, strokes, neuropathy (degeneration of the nervous system), kidney failure and loss of vision. Needle-free injectors have been available to and used by diabetes patients with a serious aversion to needles for many years, and for these patients, the cost and complexity of earlier injectors was not a significant barrier to use. The Company believes that another, much larger group of individuals, not seriously averse to needles yet still reluctant to piercing themselves, find it difficult to comply with injection regimens. The Company believes that as it continues to make improvements in its technology, that its injection systems will be more attractive to users in this market segment. Norway is an example where current devices have achieved favorable market penetration, assisted by government reimbursement for the Company's injector system.

Human Growth Hormone

     Approximately 52,000 children worldwide receive frequent injections of human growth hormone for the treatment of growth retardation according to industry sources. The disease may be diagnosed as early as age three, with injections administered until bone maturity is reached at age seventeen or beyond. The hormone drug used for the treatment of this condition costs an estimated $20,000 or more at the wholesale level annually. Despite the use of pen-like needle injection systems, which are more convenient to use than traditional needles, compliance with the prescribed injection regimen continues to be a problem. A 1997 study in Germany found that 36% of children on human growth hormone therapy did not fully comply with the therapy using needle injections. In addition, a 1998 study performed in the Netherlands showed that most children in the study preferred to have their human growth hormone administered using a Medi-Jector system rather than a pen-like needle injector. A small number of pharmaceutical companies currently hold a significant percentage of the worldwide human growth hormone market. The Company believes that its needle-free injector system offers a marketing advantage to the pharmaceutical companies with which it has agreements relating to human growth hormone.

Erectile Dysfunction

      Studies estimate the number of men in the U.S. suffering from impotence at over 15 million. The causes, earlier thought to be mainly psychogenic, are now thought to be most often a natural result of aging, or a complication of diabetes, urogenital surgery or other physiological causes. Over ten years ago, it was observed that penile injections of vasoactive (blood vessel relaxing) drugs caused temporary erections sufficient to allow satisfactory sexual intercourse. Despite the recent introduction of an oral impotence therapy, penile injection remains an important therapy for men because oral therapy is ineffective for a significant portion of men with advanced stages of this disease. The first drug approved for injection in the U.S. was the generic drug prostaglandin E1. However, the Company believes that use of this drug has been hindered because penile self-injection is difficult and viewed as unpleasant by most men. As a result, one company has introduced an intra-urethereal prostaglandin E1 applicator. The Company believes that its needle-free injection technology may provide yet an additional attractive alternative to needles.

OTHER TARGET MARKETS

     The Company has targeted other parenteral drugs that are regularly self-administered. These include narcotic analgesics, the anticoagulant heparin used to prevent blood clots, hormone therapy, osteoporosis, biopharmaceuticals used for the treatment of AIDS and other hematological disorders.

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

COLLABORATIVE AGREEMENTS

     The Company's business development efforts are focused on entering into collaborative agreements with pharmaceutical companies. The table below summarizes the Company's current agreements.


         Company                                                 Market
         -------                                                 ------
Ferring NV..............................                     Growth Hormone
                                             (Europe and all territories of former U.S.S.R.)

JCR Pharmaceuticals Co., Ltd............                     Growth Hormone
                                                                 (Japan)

Sci-Tech Genetics, Ltd..................                     Growth Hormone
                                         (India, China and certain countries in South East Asia)

Bio-Technology General Corporation (1)..                     Growth Hormone
                                                             (United States)

Organon, a division of Akzo/Nobel.......                       Undisclosed


Teva Pharmaceutical Industries, Ltd.....                        Copaxone(R)
                                                          (Multiple Sclerosis)

(1) Bio-Technology General Corporation is currently barred by a court injunction from introducing their growth hormone in the U.S. and therefore marketing of the Company's products in the U.S. for use with human growth hormone will not occur until this matter is resolved.


OTHER RELATIONSHIPS

Becton Dickinson

      In January 1996, the Company entered into a strategic alliance with Becton Dickinson that included an exclusive Development and Licensing Agreement, an equity purchase and a seat on the Board of Directors. The agreement provided Becton Dickinson with exclusive rights to market the MJ-7 insulin injector and subsequent generations of injectors developed as a result of collaborative development. In addition, Becton Dickinson held the right to manufacture the disposable components of injector systems. In turn, Becton Dickinson contributed funding and other resources, including dedicated engineering skills, to the development program. Subsequent to year-end, both parties reached the conclusion that the MJ-7 product and its disposable components would not fulfill the marketing or manufacturing requirements of Becton Dickinson. Therefore, the Development and Licensing Agreement of 1996 was terminated in February 1999 and replaced with a new agreement. Under the terms of the new agreement, the Company is free to market the MJ-7 insulin injector and manufacture disposables in exchange for a small royalty on sales. Becton Dickinson retains an option that allows it, for a limited time, to negotiate for marketing rights for the MJ-8 injector and a similar option to negotiate for the right to manufacture disposables under certain conditions.

Schering-Plough

     In early 1998, the Company entered into a contract with Schering-Plough Corporation to supply MJ-7 injectors for persons taking alpha interferon for the treatment of hepatitis. By September 1998, Schering-Plough decided to cancel the order and terminate the project. In March 1999, the Company and Schering-Plough agreed to a financial settlement in which Schering-Plough will pay the Company an undisclosed sum in exchange for cancellation of the purchase order and as reimbursement of certain non-cancelable manufacturing costs.

Other

     Prior to 1998, the Company had received research funding from SmithKline Beecham to investigate the possible application of the Company's technology for certain pharmaceutical compounds. The Company also entered another research relationship with a second, undisclosed party with interests in the area of male erectile dysfunction. Both of these relationships have ended, although the Company continues to self-fund research in the field of male erectile dysfunction.

PATENTS

     The Company, when appropriate, actively seeks protection for its products and proprietary information by means of United States and foreign patents and trademarks. The Company currently holds eight patents in the U.S., one in Japan, four in Taiwan and one in Canada. The Company also has 26 other patent applications being considered in various countries throughout the world.

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

     The Company has obtained the rights to certain technologies and maintains certain obligations to make milestone and royalty payments to the inventors.

MANUFACTURING

     The Company operates a manufacturing facility in compliance with current Quality System Regulations ("QSR") established by the Food and Drug Administration ("FDA") and by the centralized European regulatory authority (ISO 9001 and EN 46,001). Injector parts are manufactured by third-party suppliers and assembled at the Company's facility in Plymouth, Minnesota. Disposable vial adapters are either assembled at the Company's facility or by third parties. Quality control and final packaging are performed on site. The Company anticipates a need to invest in automated assembly equipment as volume increases in the future.

MARKETING

     The Company's basic marketing strategy is to leverage off of the strength, existing distribution systems and expertise of the pharmaceutical and medical device companies with which it collaborates by relying on them to promote and sell its needle-free injection systems together with the products they manufacture. The Company anticipates that under these collaborative arrangements, it will manufacture and supply the needle-free injection technology for specific drug applications to the pharmaceutical company, which will market the system for use with its drugs. In some instances pharmaceutical companies may choose to give the injection systems and disposable components to users without charge as an inducement to customers to use their products.

     With respect to current selling efforts, the Company's relationship with Ferring, NV best reflects this basic strategy. Ferring is selling human growth hormone throughout Europe with a marketing campaign tied to the Medi-Ject needle-free delivery system. Ferring has been successful in establishing a user base of more that 1,000 children for its drug using the Medi-Jector system, which represents approximately 10% of the targeted markets.

     The Company's direct sales effort in the domestic insulin market typically requires that individuals with diabetes call the Company directly for information regarding the product and its uses. The Company's sales personnel explain the need for a doctor's prescription and advise on methods of filing for insurance reimbursement.

A modest national advertising program in lay journals generates inquiries. Training is supported by a video and manual accompanying each product. The Company employs one nurse to provide training and support for customers through this channel. The customer service "800" number is prominently displayed on each injector. The Company also sells Medi-Jector systems for insulin use to various distributors outside the U.S. In February 1999, the Company established an E-commerce distribution channel that allows its customers to purchase its products directly through the Internet.

     In the domestic insulin market, the Company has sold its systems for insulin using a combination of direct to consumer marketing and a network of pharmacies and distributors. Until approximately the beginning of the fourth quarter of 1997, the Company had been increasing its reliance on pharmacies and distributors in the domestic insulin market. At that time, management assessed its efforts and results to date with respect to its increased efforts in the domestic insulin market and determined that the most appropriate approach in the near term was to focus on selling direct to consumers. This approach reflects management's assessment that the amount of spending required to produce meaningful results with a distribution based approach is beyond the Company's current resources. Management believes that efforts to significantly expand sales in domestic insulin should be deferred until it can arrange an appropriate marketing alliance with a diabetes products company.

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

     The Company has made recent progress in the European insulin market. In Norway, where reimbursement for injector systems has been available since 1997, sales on a per capita basis significantly exceed the U.S. The Company extended its European insulin marketing efforts in 1998 and signed an insulin injector distribution agreement with the Swedish MediSense division of Abbott Laboratories in February 1999.

COMPETITION

     Competition in the parenteral drug delivery market is intensifying. The Company faces competition from traditional needle syringes, newer pen-like and sheathed needle syringes and other needle-free injection systems as well as alternative drug delivery methods including oral, transdermal and pulmonary delivery systems. Nevertheless, the vast majority of injections currently are administered using needles. Because injection is typically only used when other drug delivery methods are not feasible, the Company's needle-free injection systems may be made obsolete by the development or introduction of drugs or drug delivery methods which do not require injection for the treatment of conditions currently targeted by the Company. In addition, because the Company intends to enter into collaborative arrangements with pharmaceutical companies, the Company's competitive position will depend upon the competitive position of the pharmaceutical company with which it collaborates for each drug application.

     While competition in the needle-free injection market currently is limited to small companies with modest financial resources, the barriers to entry are not great and the Company anticipates additional competition from companies with greater financial, commercial, personnel and development resources in the future. Two companies currently sell coil spring injectors to the U.S. insulin market. These two companies have not actively promoted their products over the past year, and the Company believes that it retains the largest market share.

     Another company, Bioject, Inc., has sold a CO2 powered injector since 1993. The injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics. Powderject Pharmaceuticals, Plc, a British research company, is developing a needle-free injection system, as is Weston Medical Ltd, another U.K. based company. Both Powderject and Weston Medical compete actively and successfully for licensing agreements with pharmaceutical manufacturers.

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

     Drug delivery systems such as the Company's injectors may be approved or cleared for sale as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application ("NDA") or a Product License Application ("PLA"). To the extent permitted under the FDC Act and current FDA policy, the Company intends to seek the required approvals and clearance for the use of its new injectors, as modified for use in specific drug applications such as the treatment of erectile dysfunction, under the medical device provisions, rather than under the new drug provisions, of the FDC Act.

     Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, unless otherwise exempted from the FDC Act and regulations thereunder. There are two methods for obtaining such clearance or approvals. Certain products qualify for a pre-market notification under Section 510(k) of the FDC Act ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product (that is, that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with a 510(k) notification, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval ("PMA") application under Section 515 of the FDC Act. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification, typically requiring more extensive pre-filing testing and a longer FDA review process. The Company believes that its Medi-Jector systems, when indicated for use with drugs or biologicals approved by the agency, will be regulated as medical devices and are eligible for clearance through the 510(k) notification process. There can be no assurance however that the FDA will not require a PMA in the future.

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

     The Company received 510(k) marketing clearance from the FDA allowing the Company to market previous versions of its products, the Medi-Jector EZ system in February 1987, the Medi-Jector V system in October 1988, the Medi-Jector system to administer Bio-Technology General's human growth hormone in April 1996, and the Medi-Jector Choice system in October 1996.

     The Company expects in the future to submit 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

     The FDC Act also regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the current Quality System Regulation ("QSR"). The FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might violate the QSR, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to QSR requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of the Company's devices from the marketplace.

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

     Sales of medical devices outside of the U.S. are subject to foreign legal and regulatory requirements. The Company's injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Generally, the Company relies upon the companies marketing its injectors in foreign countries to obtain the necessary regulatory approvals for sales of its injectors in those countries. Generally, devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. FDA authorization is generally required in order to export other medical devices.

     The Company has obtained ISO 9001/EN 46001 certification of its quality systems. This certification shows that the Company's procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidence compliance with the requirements enabling the Company to affix the CE Mark to its current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries.

EMPLOYEES

     As of December 31, 1998, the Company employed 37 full-time employees. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

LIABILITY INSURANCE

     The business of the Company entails the risk of product liability claims. Although the Company has not experienced any material product liability claims to date, any such claims could have a material adverse impact on the Company. The Company maintains product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $5 million. Management evaluates its insurance requirements on an ongoing basis.

Item 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 23,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 2002. The Company believes its facility will be sufficient to meet its requirements through such time.

Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                     Age                     Position
       ----                     ---                     --------
Franklin Pass, M.D.             62     President, Chief Executive Officer and
                                       Chairman of the Board of Directors

Peter Sadowski, Ph.D.           51     Executive Vice President, Chief
                                       Technology Officer

Mark S. Derus                   43     Executive Vice President, Finance, Chief
                                       Financial Officer and Secretary


     Franklin Pass, M.D., joined the Company as a director and consultant in January 1992, and has served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors since February 1993. From 1990 to 1992, Dr. Pass served as President of International Agricultural Investments, Ltd., an agricultural technology consulting and investment company. Dr. Pass, a physician and scientist, was Director of the Division of Dermatology at Albert Einstein College of Medicine from 1967 to 1973, the Secretary and Treasurer of the American Academy of Dermatology from 1978 to 1981 and the co-founder and Chief Executive Officer of Molecular Genetics, Inc., now named MGI Pharma, Inc., from 1979 to 1986. He is the author of more than 40 published medical and scientific articles. Dr. Pass serves on the board of directors of Verdant Brands Inc., a manufacturer of lawn and garden care products.

     Peter Sadowski, Ph.D., joined the Company in March 1994 as Vice President, Product Development. In October 1998, Dr. Sadowski was promoted to the position of Executive Vice President and Chief Technical Officer. From October 1992 to February 1994, Dr. Sadowski served as Manager, Product Development for GalaGen, Inc., a biopharmaceutical company. From 1988 to 1992, he was Vice President, Research and Development for American Biosystems, Inc., a medical device company. Dr. Sadowski holds a Ph.D. in microbiology.

     Mark Derus joined the Company in December 1993 as Vice President, Finance, Chief Financial Officer and Secretary. In October 1998, Mr. Derus was promoted to the position of Executive Vice President and Chief Financial Officer. Mr. Derus initially served as a director of the Company from 1992 until he joined the Company as an employee in 1993. From 1986 to December 1993, Mr. Derus was Vice President, Finance of Cherry Tree Investments, Inc., a venture capital company that invests in early stage ventures. Mr. Derus will resign from his position at the Company effective April 2, 1999, in order to pursue other opportunities.


                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock has traded on the Nasdaq Small Cap Market of the Nasdaq Stock Market since March 8, 1999. Prior thereto, the Common Stock traded on the Nasdaq National Market of the Nasdaq Stock Market. The common stock is traded under the symbol MEDJ. The following table sets forth the per share high and low sales prices of the Company's Common Stock for each quarterly period during the two most recent fiscal years. Sales prices are as reported by the Nasdaq Stock Market. All figures have been adjusted for a one-for-five reverse split effective January 28, 1999.


                                      High                         Low
1997:
First  Quarter                       $31 7/8                      $17 1/2
Second Quarter                       $23 3/4                     $14 11/16
Third  Quarter                      $19 1/16                        $10
Fourth Quarter                       $19 3/8                      $9 3/8
1998:
First Quarter                        $14 3/8                      $7 1/2
Second Quarter                       $12 1/2                      $6 1/2
Third Quarter                       $9 11/16                      $5 5/8
Fourth Quarter                       $5 5/8                      $ 1 9/16


HOLDERS

     As of March 16, 1999, there were 147 holders of record of the Company's common stock, with another estimated 2,225 shareholders whose stock is held by nominees or broker dealers.

DIVIDENDS

     The Company has not paid or declared any cash dividends on its common stock during the past five years. The Company has no intention of paying cash dividends in the foreseeable future on common stock. The Company will be paying semi-annual dividends on Series A Convertible Preferred Stock at a rate of 10%, payable on May 10 and November 10 each year.

CHANGES IN SECURITIES

Use of proceeds from public offering

     The Company's initial Registration Statement on Form S-1, file no. 333-6661, was declared effective by the Securities and Exchange Commission on October 10, 1996. The offering of the Company's Common Stock covered by such Registration Statement commenced on October 2, 1996. Rodman & Renshaw and R.J. Steichen &

Company acted as the managing underwriters ("the Representatives") for the offering. A total of 550,000 shares of Common Stock, including 66,000 shares subject to the Representatives over-allotment option and 44,000 shares subject to the warrants issued to the Representatives were registered. In addition, warrants to purchase 44,000 shares of Common Stock issued to the Representatives were also registered. The aggregate offering price of the registered Common Stock and warrants was $15,367,220. Of this amount, $12,100,000 representing 440,000 shares of Common Stock and warrants to purchase 44,000 shares of Common Stock have been sold. The underwriter's over-allotment option has expired and these shares were not sold. The Representative's warrant has not yet been exercised and consequently the offering has not yet terminated.

     The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

     Underwriting discounts and commissions.........   $     907,500
     Finder's fees..................................               0
     Expenses paid to or for the underwriters.......          12,786
     Other expenses.................................         549,833
                                                       -------------
               Total expenses.......................   $   1,470,119
                                                       =============

     All such expenses were paid directly or indirectly to others.

     The net offering proceeds to the Company after deducting expenses were $10,629,881. All of the net proceeds have been used by the Company. The amount of net offering proceeds to the Company used for the following purposes is as follows:

     Purchase and installation of machinery and equipment....  $   1,573,972
     Repayment of indebtedness...............................        184,669
     Working capital.........................................        740,069
     Other :           -market development expenses..........      2,527,335
                       -product development expenses.........      5,603,836
                                                               -------------
                                                               $  10,629,881
     All such payments were made directly or indirectly to others.

     The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.

SALES OF UNREGISTERED SECURITIES

     On November 10, 1998 the Company sold 1,000 shares of Series A Preferred Stock (the "Series A") and warrants to purchase 56,000 shares of common stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carries a 10% dividend which is payable semi-annually. The Series A is redeemable at the Company's option at anytime and is convertible into common stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. Under certain limited circumstances where certain conditions fail to be met, the Series A may be converted at the election of the Company within 30 days of the second anniversary of the date of issuance at the market price of the common stock at such time. The warrants to purchase common stock may be exercised at anytime prior to November 10, 2005, at a price of $15.00 per share. The proceeds from the sale of these securities were used primarily to fund the purchase of certain technology from Elan Corporation. There was no underwriter involved and no fees were paid to any other parties in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.       SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                     1994         1995         1996        1997        1998
                                                   -------       --------     -------     --------    -------
Statement of Operations Data:
     Sales....................................     $ 1,518      $  1,654      $ 1,838     $ 1,687    $  2,224
Licensing and product development.............         470           921        1,854       2,030         527
                                                   -------      --------      -------     -------    --------
       Revenues...............................       1,988         2,575        3,692       3,717       2,751
                                                   -------      --------      -------      ------    --------
     Cost of sales............................         631         1,049        1,136       1,221       1,852
     Research and development.................         401         1,195        2,585       2,413       3,517
General and administrative....................       1,118         1,237        1,397       1,983       2,427
Sales and marketing...........................         878           887        1,019       1,540       1,001
                                                   -------      --------      -------      ------    --------
       Operating expenses.....................       3,028         4,368        6,137       7,157       8,797
                                                   -------      --------      -------      ------    --------
     Net operating loss.......................      (1,040)       (1,793)      (2,445)     (3,440)     (6,046)
     Net other income (expense)...............         (26)          (89)         207         468         276
                                                   -------      --------      -------      ------    --------
     Net loss.................................     $(1,066)     $ (1,882)     $(2,238)    $(2,972)   $ (5,770)
                                                   =======      ========      =======     =======    ========

Net loss per common share (1), (2), (3) ......     $(26.98)     $ (43.03)     $ (4.22)    $ (2.12)   $  (4.07)
                                                   =======      ========     =========    =======    ========

Weighted average number of
common shares (3) ............................          40            44          530       1,402       1,421



                                                                          At December 31,
                                                   ----------------------------------------------------------
                                                     1994         1995         1996        1997        1998
                                                   --------    --------     ---------   ---------    --------
Balance Sheet Data:
     Cash and cash equivalents................     $   646      $     36    $  11,039   $   7,283    $  2,852
     Working capital (deficit)................         108          (650)      11,187       7,804       3,068
     Total assets.............................       1,361         1,240       12,956      10,047       5,334
     Long-term liabilities, less
     current maturities.......................         299           136            8           2

     Accumulated deficit......................      (7,419)       (9,302)     (11,540)    (14,512)    (20,296)

     Total shareholders' equity (deficit).....     $   252      $    (74)   $  12,120   $   9,337    $  4,630


(1) Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2) The Company has not paid any dividends on its common stock since inception. In November 1998, the Company issued a new Series A Convertible Preferred Stock which requires the payment of dividends. 1998 loss per common share has been adjusted to reflect the accrual of these dividends.
(3) All share and per share figures have been retroactively adjusted for a one-for-five reverse stock split effective January 28, 1999.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Medi-Ject Corporation designs, manufactures and markets needle-free injection systems. In 1993, the Company hired a new management team with the goal of revitalizing and redefining the Company's strategic direction. Since that time, product development efforts have increased, emphasizing reductions in the cost of the Company's systems to make them more competitive in the marketplace. In addition, marketing efforts have been focused on expanding the use of needle-free injection systems for parenteral drugs other than insulin. As part of this effort to encourage broader use of needle-free injection systems, the Company began entering into technology and product license agreements to sell the Medi-Jector system. The licensing and development income from these agreements has been used primarily to fund increased product development efforts. Development efforts have resulted in a new generation of the Medi-Jector system, the Medi-Jector Choice system, introduced in December 1996, which incorporates molded plastic components rather than tooled steel components and a disposable needle-free syringe. Current development efforts are primarily oriented toward completion of the smaller coil spring system, improved injection quality and continued size reduction.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998

      Revenues decreased from approximately $3,717,000 in 1997 to approximately $2,751,000 in 1998, a decrease of approximately 26%. This decrease was primarily due to a decrease in licensing and development fee income of approximately $1,503,000 or 74% offset in part by an increase in product sales of approximately $537,000 or 32%. Product sales include sales of injectors, related parts and disposable components, repairs and freight. The total number of devices sold increased from 3,391 in 1997 to 4,178 in 1998, an increase of 23%, and revenue from the sale of disposable parts increased 63%.

      Licensing and development fee income decreased primarily due to completion in December 1997 of a two year product development funding contract with Becton Dickinson Company. The Company expects that licensing and development fee income will continue to fluctuate on a quarter to quarter basis, depending on a number of factors including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company in general does not recognize project based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

      The product sales increase is due primarily to the increased sales in the human growth hormone market. The increase was offset in part by lower sales in the domestic insulin market following a reduction in sales efforts in this area. The increase in disposable parts revenue is primarily due to the increase in device sales in the human growth hormone market.

      Cost of sales increased from approximately $1,221,000 in 1997 to approximately $1,852,000 in 1998, an increase of approximately 52%. This increase relates primarily to an increase in the amount of product sold in 1998 along with higher overall manufacturing overhead. Manufacturing overhead increased primarily due to increased scrap, depreciation and compensation expense. A majority of the approximately $100,000 increase in scrap expense relates to the discontinuance of an older product line and the cost to relieve inventory of certain parts. The depreciation expense increase is primarily due to the introduction of certain new product tooling. Compensation expense increased due to scale up efforts in anticipation of a large order from Schering Plough that did not materialize.

      Research and development expenses increased from approximately $2,413,000 in 1997 to approximately $3,517,000 in 1998, an increase of approximately 46%. This increase is mainly due to the purchase of proprietary needle based injection technology from Elan Corporation, plc.

      General and administrative expenses increased from approximately $1,983,000 in 1997 to approximately $2,427,000 in 1998, an increase of approximately $444,000 or 22%. This increase was primarily driven by three factors. The first is an increase of $173,000 related to on-going quality assurance efforts and non-recurring expenses incurred in the ISO certification process completed in June 1998. The second factor is an increase of $157,000 in depreciation and patent amortization expense. This increase relates primarily to a patent amortization charge in the fourth quarter following the suspension of development activities relating to the gas spring power source project. Activities on this project have been temporarily suspended after new coil spring alternatives became available which appear to meet product needs. Management believes the gas spring has certain features which may be valuable in future generation injection systems and therefore will continue to monitor the recoverability of the remaining patent asset on an ongoing basis. A third major factor contributing to the increase in general and administrative expenses for the period is an expense of $75,000 relating to the Company's repurchase of certain distributor rights in the human growth hormone market from one of its distributors. The repurchase of these rights has allowed the Company to sign a new agreement that is expected to generate fee income and product sales in the future.

      Sales and marketing expenses decreased from approximately $1,540,000 in 1997 to approximately $1,001,000 in 1998, a decrease of approximately 35%. Reduced expenses in the sales and marketing program reflect the Company's planned reduction in sales efforts in the U.S. insulin market. This reduction was initiated in late 1997 and is consistent with the Company's long term strategy of selling its products through pharmaceutical companies with a focus on higher priced pharmaceuticals.

      Interest and other income decreased from approximately $505,000 in 1997 to approximately $292,000 in 1998, a decrease of approximately $213,000. This decrease is attributable to reduced interest earnings on lower average cash reserves during 1998.

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

      Research and development expenses decreased from approximately $2,585,000 in 1996 to approximately $2,413,000 in 1997, a decrease of less than 7%. This decrease occurred as the Company completed an important transition in its product research and development program. Prior to 1997, this program was largely based on the efforts of a few outside engineering firms which handled a majority of the engineering and development work. During 1997, the Company purchased certain equipment and hired eight additional engineers and technicians who are dedicated entirely to design and development of improved needle-free injection and drug delivery systems. The transition to an internal research and development program has resulted in an overall increase in the number of person hours dedicated to such efforts while reducing the associated expense.

      General and administrative expenses increased from approximately $1,397,000 in 1996 to approximately $1,983,000 in 1997, an increase of approximately $586,000 or 42%. Management estimates that approximately one half of this increase relates to costs associated with being a publicly traded company for all of 1997 compared to just three months of 1996. These increased expenses relate to investor relations efforts, stock transfer and NASDAQ fees, D&O liability insurance and legal expense. Depreciation and amortization expense also increased by approximately $106,000 as a result of higher equipment balances and the start of amortization of capitalized intellectual property following the issuance of a major patent in early 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and short term investments decreased from approximately $7,283,000 on December 31, 1997 to $2,852,000 at December 31, 1998. The decrease is primarily due to a net loss of approximately $5,769,000 and fixed asset purchases of approximately $516,000 offset in part by a sale of preferred stock to Elan Corporation, plc, non-cash depreciation and amortization expenses, and by a lower accounts receivable balance at the end of 1998.

      During the year ended December 31, 1998, cash used to fund operating activities was approximately $5,012,000. The major components of this amount included a net loss of approximately $5,769,000 and an increase of approximately $195,000 in inventories, offset by depreciation and amortization totaling approximately $597,000, an increase in deferred revenue of $216,000 and a decrease in receivables of approximately $485,000. Net cash received from investing activities totaled approximately $3,080,000 principally due to net proceeds from sales of marketable securities totaling approximately $3,714,000. This amount was offset in part by additions to fixed assets of approximately $516,000, and an additional investment in patent rights totaling approximately $120,000. Net cash provided by financing activities totaled approximately $1,039,000, resulting primarily from the issuance of convertible preferred stock for $1,000,000.

      The Company expects that it will report a net loss for the year ending December 31, 1999 as it continues to incur marketing and development costs related to bringing future generations of its products to market. The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. In October 1998, the Company took certain actions to reduce its operating expenses. These actions included involuntary staff reductions, personnel reductions through attrition and the termination of certain consultant relationships. In March 1999, the Company reached an agreement with Schering-Plough Corporation to settle mutual obligations of the parties under a contract dated January 20,1998. Schering-Plough agreed to pay the Company an undisclosed sum in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company believes that the capital available to the Company at December 31, 1998, plus the expected revenue from product sales and from various development and licensing agreements, including the settlement with Schering-Plough, will provide sufficient cash to fund expected losses and meet other cash usage needs through December 1999. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private debt or equity offerings. The Company can provide no assurance, however, that cash available will be sufficient to meet the Company's needs during the next twelve months or beyond, that the Company will ever become profitable or that the Company will be able to raise additional capital when and if needed, on terms acceptable to the Company, or at all.

IMPACT OF THE YEAR 2000

     The Company is addressing the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millenium issue presents for the Year 2000.

     The Company has formed a team to address the information technology (IT) systems used for internal purposes at the Company and to also address the non-IT systems. Software has been purchased to expedite the process of determining which systems are out of compliance and the Company intends to have all systems analyzed, reprogrammed and tested by June 30, 1999. The non-IT systems generally require third-party assurances as to compliance with Year 2000. To date, confirmations have been received from virtually all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology, or by the inability of vendors to correct their Year 2000 issues. The majority of the Company's current standard product lines and manufacturing equipment are not date sensitive and therefore are not affected by the Year 2000 issues.

     The Company incurred approximately $5,000 of expense to address the Year 2000 problem during fiscal 1998 and expects to incur total expenses of approximately $20,000 in relation to this problem. The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan and all related Year 2000 compliance initiatives will be completed by June 30, 1999.

STOCK OPTION REPRICING

     On July 21, 1998, the Board of Directors approved the repricing of all outstanding options held by employees, other than the Chief Executive Officer of the Company, which had an exercise price greater than $7.20 per share. This repricing action reduced the exercise price to $7.20 per share for stock option agreements representing approximately 100,000 shares which had exercise prices ranging from $7.80 to $25.00. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 8, 1998, the Board of Directors approved the repricing of one stock option agreement held by the Chief Executive Officer of the Company, which had an exercise price of $26.90 per share. This option agreement totals 80,000 shares and its exercise price was reduced to $7.20 per share. Following the repricing, all other terms and conditions of this option agreement were unchanged, including its vesting schedule.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in 1999. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

Item 7(a).    MARKET RISK ASSESSMENT

     Under Items 305(b) and 9A of Regulation S-K, the Company believes that it has no material exposure to market risks. All foreign sales are denominated and transacted in U.S. dollars, the Company's excess cash is invested in a highly liquid money market fund which primarily invests in short term securities and its outstanding shares of convertible preferred have a fixed coupon rate.

Item 8.  FINANCIAL STATEMENTS.

                              MEDI-JECT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report.................................................21

Balance Sheets as of December 31, 1997 and 1998..............................22

Statements of Operations for the Years Ended
     December 31, 1996, 1997 and 1998........................................23

Statements of Shareholders' Equity for the Years Ended December 31, 1996,
     1997 and 1998...........................................................24

Statements of Cash Flows for the Years Ended
     December 31, 1996, 1997 and 1998........................................25

Notes to Financial Statements................................................26

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Medi-Ject Corporation:

     We have audited the accompanying balance sheets of Medi-Ject Corporation (the Company) as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Ject Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 26, 1999 except as to Note12(c), which is as of March 26, 1999

                                               MEDI-JECT CORPORATION
                                                  BALANCE SHEETS

                                                                                    December 31,
                                                                           ----------------------------
                                                                               1997            1998
                                                                           ------------    ------------
                              ASSETS
Current Assets:
     Cash and cash equivalents .........................................   $  3,745,851    $  2,852,285
     Marketable securities .............................................      3,537,483            --
     Accounts receivable, less allowances for doubtful accounts of
       $22,284 and $25,000, respectively ...............................        760,948         275,694
     Inventories .......................................................        397,072         592,185
     Prepaid expenses and other assets .................................         71,495          52,006
                                                                           ------------    ------------
                                                                              8,512,849       3,772,170
                                                                           ------------    ------------

Equipment, furniture and fixtures, net .................................      1,165,213       1,278,456
                                                                           ------------    ------------

Patent rights, net .....................................................        369,406         283,805
                                                                           ------------    ------------

                                                                           $ 10,047,468    $  5,334,431
                                                                           ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................   $    321,758    $    250,512
     Accrued expenses and other liabilities ............................        379,776         236,191
     Deferred revenue ..................................................           --           216,000
     Capital lease obligations - current maturities ....................          7,083           1,721
                                                                           ------------    ------------
                                                                                708,617         704,424
                                                                           ------------    ------------

Capital leases, less current maturities ................................          1,721            --
Shareholders' equity:
     Series A Convertible Preferred Stock:  $0.01 par; authorized
       10,000 shares; 1,000 issued and outstanding at
       December 31, 1998, aggregate liquidation preference of $1 million           --                10
     Common Stock: $0.01 par; authorized 3,400,000 shares;
       1,414,318 and 1,424,752 issued and outstanding at
       December 31, 1997 and 1998, respectively ........................         14,143          14,247
     Additional paid-in capital ........................................     23,835,221      24,911,694
     Accumulated deficit ...............................................    (14,512,234)    (20,295,944)
                                                                           ------------    ------------
                                                                              9,337,130       4,630,007
                                                                           ------------    ------------

Commitments (Note 4)
                                                                           $ 10,047,468    $  5,334,431
                                                                           ============    ============

See accompanying notes to financial statements.

                                               MEDI-JECT CORPORATION
                                             STATEMENTS OF OPERATIONS


                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                      1996            1997          1998
                                                   -----------    -----------    -----------
Revenues:
      Sales ....................................   $ 1,837,704    $ 1,686,588    $ 2,223,504
      Licensing & product development ..........     1,854,100      2,030,435        527,364
                                                   -----------    -----------    -----------
                                                     3,691,804      3,717,023      2,750,868
                                                   -----------    -----------    -----------


Operating Expenses:
      Cost of sales ............................     1,136,272      1,221,051      1,852,026
      Research and development .................     2,584,806      2,413,366      3,516,856
      General and administrative ...............     1,397,338      1,983,024      2,426,639
      Sales and marketing ......................     1,019,077      1,539,504      1,001,178
                                                   -----------    -----------    -----------
                                                     6,137,493      7,156,945      8,796,699
                                                   -----------    -----------    -----------


Net operating loss .............................    (2,445,689)    (3,439,922)    (6,045,831)
                                                   -----------    -----------    -----------


Other income (expense):
      Interest and other income ................       239,055        505,295        291,521
      Interest and other expense ...............       (31,934)       (37,140)       (15,154)
                                                   -----------    -----------    -----------
                                                       207,121        468,155        276,367
                                                   -----------    -----------    -----------

Net loss .......................................    (2,238,568)    (2,971,767)    (5,769,464)

Preferred stock dividends ......................          --             --          (14,246)
                                                   -----------    -----------    -----------

Net loss applicable to common shares ...........   $(2,238,568)   $(2,971,767)   $(5,783,710)
                                                   ===========    ===========    ===========

Basic and diluted net loss per common share ....   $     (4.22)   $     (2.12)   $     (4.07)
                                                   ===========    ===========    ===========

Basic and diluted weighted average common shares
      outstanding ..............................       529,936      1,402,140      1,421,066



See accompanying notes to financial statements

                             MEDI-JECT CORPORATION
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Convertible Preferred Stock
                                                ---------------------------------------------------------------------------------
                                                              Series C                      Series B                   Series A
                                                -----------------------------------    --------------------------    ------------
                                                 Shares      Amount        Shares           Amount      Shares           Amount
                                                --------    ---------  ------------    ------------  ------------    -----------
Balance, December 31, 1995 ..................       --           --       2,090,633          20,906     1,103,867          11,039
   Conversion of Series A to common stock ...       --           --            --              --      (1,103,867)        (11,039)
   Conversion of note payable ...............       --           --            --              --            --              --
   Shares issued for reverse stock split ....       --           --              43            --            --              --
   Series B:
     Exercise of stock options and conversion
     of note payable ........................       --           --         380,808           3,808          --              --
   Series C:
     Shares issued for cash .................    761,615        7,616          --              --            --              --
     Offering costs .........................       --           --            --              --            --              --
   Series E:
     Warrant issued for cash ................       --           --            --              --            --              --
   Common stock:
     Issued common stock pursuant to the
     company's initial  public offering .....       --           --            --              --            --              --
     Offering costs .........................       --           --            --              --            --              --
   Conversion of Series C to common stock ...   (761,615)      (7,616)         --              --            --              --
   Conversion of Series B to common stock ...       --           --      (2,471,484)        (24,714)         --              --
   Issuance of Series B anti-dilution shares        --           --            --              --            --              --
   Net loss .................................       --           --            --              --            --              --
                                                --------    ---------  ------------    ------------  ------------    ------------
Balance, December 31, 1996 ..................       --           --            --              --            --              --
   Exercise of  stock options and warrants ..       --           --            --              --            --              --
   Compensation expense, stock options ......       --           --            --              --            --              --
   Net loss .................................       --           --            --              --            --              --
                                                --------    ---------  ------------    ------------  ------------    ------------
Balance, December 31, 1997 ..................       --           --            --              --            --              --
   Issuance of Series A preferred stock .....       --           --            --              --           1,000              10
   Dividends payable on preferred stock .....       --           --            --              --            --              --
   Financing cost ...........................       --           --            --              --            --              --
   Exercise of stock options and warrants ...       --           --            --              --            --              --
   Compensation expense, stock options ......       --           --            --              --            --              --
     Net loss ...............................       --           --            --              --            --              --
                                                --------    ---------  ------------    ------------  ------------    ------------
Balance, December 31, 1998 ..................       --      $    --            --        $     --           1,000         $    10
                                                ========    =========  ============    ============  ============    ============


                                                            Common stock           Additional
                                                   ---------------------------       paid-in       Accumulated
                                                      Shares         Amount          capital         deficit          Total
                                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1995 ..................            43,773            438       9,195,351      (9,301,899)        (74,165)
   Conversion of Series A to common stock ...           220,773          2,208           8,831            --              --
   Conversion of note payable ...............             6,093             61          99,939            --           100,000
   Shares issued for reverse stock split ....               118              1              (1)           --              --
   Series B:
     Exercise of stock options and conversion
     of note payable ........................              --             --           809,822            --           813,630
   Series C:
     Shares issued for cash .................              --             --         2,992,384            --         3,000,000
     Offering costs .........................              --             --          (236,022)           --          (236,022)
   Series E:
     Warrant issued for cash ................              --             --           125,000            --           125,000
   Common stock:
     Issued common stock pursuant to the
     company's initial  public offering .....           440,000          4,400      12,095,600            --        12,100,000
     Offering costs .........................              --             --        (1,470,199)           --        (1,470,199)
   Conversion of Series C to common stock ...           152,323          1,523           6,093            --              --
   Conversion of Series B to common stock ...           494,297          4,943          19,771            --              --
   Issuance of Series B anti-dilution shares             27,750            277            (277)           --              --
   Net loss .................................              --             --              --        (2,238,568)     (2,238,568)
                                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1996 ..................         1,385,127         13,851      23,646,292     (11,540,467)     12,119,676
   Exercise of  stock options and warrants ..            29,191            292         183,934            --           184,226
   Compensation expense, stock options ......              --             --             4,995            --             4,995
   Net loss .................................              --             --              --        (2,971,767)     (2,971,767)
                                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1997 ..................         1,414,318         14,143      23,835,221     (14,512,234)      9,337,130
   Issuance of Series A preferred stock .....              --             --           999,990            --         1,000,000
   Dividends payable on preferred stock .....              --             --                           (14,246)        (14,246)
   Financing cost ...........................              --             --           (18,937)           --           (18,937)
   Exercise of stock options and warrants ...            10,434            104          64,476            --            64,580
   Compensation expense, stock options ......              --             --            30,944            --            30,944
     Net loss ...............................              --             --              --        (5,769,464)     (5,769,464)
                                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1998 ..................         1,424,752    $    14,247    $ 24,911,694    ($20,295,944)   $  4,630,007
                                                   ============   ============    ============    ============    ============


                 See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                               --------------------------------------------
                                                                   1996           1997             1998
                                                               ------------    ------------    ------------
Cash flows from operating activities:
  Net loss .................................................   $ (2,238,568)   $ (2,971,767)   $ (5,769,464)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization ............................        178,526         326,065         596,727
  Loss on disposal of assets ...............................           --            17,079           9,445
  Interest on marketable debt securities ...................         (7,417)       (246,813)       (176,086)
  Compensation expense .....................................                          4,995          30,944
  Changes in operating assets and liabilities:
    Accounts receivable ....................................       (361,515)       (223,193)        485,254
    Inventories ............................................        (71,101)        (45,742)       (195,113)
    Prepaid expenses and other assets ......................        (51,081)         15,094          19,489
    Accounts payable .......................................        110,175         (31,698)        (71,246)
    Accrued liabilities ....................................        (66,786)         48,330        (157,831)
    Deferred revenue .......................................       (134,544)        (14,019)        216,000
                                                               ------------    ------------    ------------
Net cash used in operating activities ......................     (2,642,311)     (3,121,669)     (5,011,881)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of marketable securities .......................     (1,456,860)     (6,975,059)     (2,729,831)
  Proceeds from sales of marketable securities .............           --         5,148,666       6,443,400
  Purchases of equipment, furniture and fixtures ...........       (297,090)       (859,373)       (516,186)
  Proceeds from sale of equipment, furniture & fixtures ....           --              --             2,200
  Payments for patent rights ...............................       (109,722)        (77,790)       (119,828)
                                                               ------------    ------------    ------------
Net cash provided by (used in) investing activities ........     (1,863,672)     (2,763,556)      3,079,755
                                                               ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments on capital lease obligations ..........        (44,546)        (32,293)         (7,083)
  Proceeds from issuance of common stock, net ..............     10,394,689         184,226          64,580
  Proceeds from issuance of convertible preferred stock, net      3,812,500            --           981,063
  Warrants issued ..........................................        125,220            --              --
  Proceeds from issuance of notes payable ..................        187,500            --              --
  Principal payments on notes payable ......................       (429,957)        (96,097)           --
                                                               ------------    ------------    ------------

Net cash provided by financing activities ..................     14,045,406          55,836       1,038,560
                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .......      9,539,423      (5,829,389)       (893,566)
Cash and cash equivalents:
  Beginning of year ........................................         35,817       9,575,240       3,745,851
                                                               ------------    ------------    ------------
  End of year ..............................................   $  9,575,240    $  3,745,851    $  2,852,285
                                                               ============    ============    ============

                See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


1. Description of Business and Summary of Significant Accounting Policies

Business

     The Company is primarily a manufacturer and distributor of needle-free injection devices and disposables for the injection of insulin and human growth hormone. Products are sold throughout the United States, Europe, the Middle East, and Asia.

Net Loss Per Share

     Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 1996, 1997 and 1998, the effects of potential common shares were excluded from the calculation of diluted EPS because their effect was antidilutive.

Cash Equivalents

     The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Marketable Securities

     The Company's marketable debt securities are classified as available-for-sale and are carried at amortized cost, which approximates fair value.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a basis that approximates the first-in, first-out basis.

Equipment, Furniture, and Fixtures

     Equipment, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to seven years.

Sales Recognition

     Sales and related costs are recognized upon shipment of product to customers. Sales are recorded net of provisions for returns.

Licensing and Product Development Revenue Recognition

      Licensing and product development revenue is recognized when underlying performance criteria for payment have been met and the Company has an unconditional right to such payment. Depending on a license or product

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


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

Patent Rights

     The Company capitalizes the cost of obtaining patent rights. These capitalized costs are amortized on a straight-line basis over seven years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Recoverability of such patent assets is evaluated on a quarterly basis.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Discposed Of

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998



by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

Fair Value of Financial Instruments

     All financial instruments are carried at amounts that approximate estimated fair value.

Advertising Expenses

     Advertising expense (including production and communication costs) for 1996, 1997 and 1998 was $168,145, $333,515 and $201,521, respectively.
Production costs related to advertising are expensed as incurred.

Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income or loss and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company has adopted SFAS No. 130, but because it does not have any components of comprehensive income, net loss and comprehensive net loss are identical.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company in 1999. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's fiscal year ending December 31, 1999. Adoption is not expected to have a material effect on the Company's financial statements.

2.       Liquidity

     As reflected in the accompanying consolidated financial statements, the Company incurred a net loss of $5,769,464 for the year ended December 31, 1998. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. Management believes current working capital of $3,067,746 and projected operating revenues supplemented by proceeds from a financial settlement with Schering-Plough will provide the Company with sufficient liquidity through 1999. It is probable the Company will be

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


required to raise additional capital by early 2000. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, issuance of debt, or an equity offering. If capital requirements vary materially from those currently planned, the Company could require additional capital at an earlier time. There can be no assurance that adequate funds will be available when needed or on acceptable terms.


3. Composition of Certain Financial Statement Captions


                                                        December 31,
                                                --------------------------
                                                    1997         1998
                                                -----------    -----------
Inventories:
     Raw material ...........................   $   196,579    $   132,884
     Work-in-process ........................        78,220         95,157
     Finished goods .........................       122,273        364,144
                                                -----------    -----------
                                                $   397,072    $   592,185
                                                ===========    ===========
Equipment, furniture and fixtures:
     Furniture, fixtures and office equipment   $   805,310    $   933,296
     Production equipment ...................     1,161,803      1,518,675
     Less accumulated depreciation ..........      (801,900)    (1,173,515)
                                                -----------    -----------
                                                $ 1,165,213    $ 1,278,456
                                                ===========    ===========

Patent rights:
     Patent rights ..........................   $   422,800    $   542,628
     Less accumulated amortization ..........       (53,394)      (258,823)
                                                -----------    -----------
                                                $   369,406    $   283,805
                                                ===========    ===========
Accrued expenses and other liabilities:
     Product warranty and returns ...........   $    51,436    $    56,000
     Payroll ................................        59,665         34,715
     Other ..................................       268,675        145,476
                                                -----------    -----------
                                                $   379,776    $   236,191
                                                ===========    ===========


4. Leases

      The Company has a noncancelable operating lease for its office and manufacturing facility that expires in April 2002. This lease requires the Company to pay all executory costs such as maintenance and property taxes.

     Rent expense incurred for the years ended December 31, 1996, 1997 and 1998 was $101,139, $161,339 and $214,093, respectively.

     The Company is also obligated under a non-cancelable lease classified as a capital lease. The lease calls for monthly payments of $202 with an expiration date of September 1999. Equipment, furniture, and fixtures include $67,380 and $8,813 of cost and $51,524 and $7,050 of accumulated amortization as of December 31, 1997 and 1998, respectively, related to the current and prior leases.

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


Future minimum lease payments are as follows as of December 31, 1998:


                                           Capital           Operating
                                            Leases             Leases
                                            ------             ------
1999................................         1,721            243,844
2000................................            --            260,610
2001................................            --            279,031
2002................................            --             98,508
                                            ------           --------
                                            $1,721           $881,993
                                            ======           ========

5. Income Taxes

     The Company incurred losses for both book and tax purposes in each of the years in the three year period ended December 31, 1998 and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1996, 1997 and 1998 as follows:

                                               1996     1997     1998
                                               ----     ----     ----
Statutory federal income tax rate ........    (34.0)%  (34.0)%  (34.0)%
Valuation allowance increase .............     39.8     35.7     39.0
State income taxes, net of federal benefit     (2.0)    (2.0)    (3.6)
Research and experimentation credit ......     (1.6)      --     (1.6)
Other ....................................     (2.2)     0.3      0.2
                                               ----     ----     ----
                                                0.0%     0.0%     0.0%
                                               ====     ====     ====

Deferred tax assets as of December 31, 1997 and 1998 consist of the following:

                                           1997           1998
                                       -----------    -----------
     Inventory reserve .............   $    20,000    $    18,000
     Net operating loss carryforward     5,060,000      7,383,000
     Research credit carryforward ..       165,000        372,000
     Other .........................        45,000        109,000
                                       -----------    -----------
                                         5,290,000      7,882,000
Less valuation allowance ...........    (5,290,000)    (7,882,000)
                                       -----------    -----------
                                       $         0    $         0
                                       ===========    ===========

     At December 31, 1998, the Company had net operating loss carryforwards ("NOL") of approximately $20,000,000 for federal income tax purposes which if unused will begin to expire in 2008. Additionally, the Company had research credit carryforwards of approximately $372,000.

      As a result of the 1996 equity changes as described in Note 6, the net operating loss will be subject to annual limitation as defined by Section 382 of the Internal Revenue Code. The annual limitation for utilization of the net operating loss carryforwards is approximately $750,000. Subsequent equity changes could further limit the net operating losses available.

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


6.       Shareholders' Equity

Initial Public Offering

     In October 1996, the Company completed an initial public offering ("IPO") of its common stock. In this offering 440,000 common shares were sold at a price of $27.50 per share. As a consequence of this offering, and in accordance with the terms of each of the various series of preferred stock that the Company had outstanding prior to the IPO, all series of preferred shares then outstanding and rights to acquire preferred shares were automatically converted into common stock or rights to purchase common stock

Authorized Shares

     At December 31, 1998, the total number of shares authorized for all classes of stock was 4,400,000 shares: 3,400,000 common shares and 1,000,000 preferred shares undesignated as to class. The authorized common share figure has been adjusted for a one for five reverse stock split effective on January 28, 1999. The stock split had no effect on the authorized preferred shares.

Series A Convertible Preferred Stock

     On November 10, 1998 the Company sold 1,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and warrants to purchase 56,000 shares of common stock for total consideration of $1,000,000 to Elan Corporation, plc. The Series A Preferred carries a 10% dividend which is payable semi-annually. The Series A Preferred is redeemable at the Company's option at anytime at $1,000 per share. The Series A Preferred is not convertible by the holder into common stock until 10 years from the date of issue at $7.50 per share or 95 percent of the market price on the date of conversion. The Series A Preferred becomes convertible at the election of the Company in the event the Company is unable to secure a sub-licensee or user for certain technology purchased from Elan prior to November 10, 2000. The shares are convertible into common stock at an average closing market price of the common stock for the 20 trading days immediately preceding the date of conversion.

Stock Options and Warrants

     The Company's stock option plans allow for the grants of options to officers, directors, and employees to purchase up to 369,010 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and vest in varying periods.

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

Stock Option Repricing

     On July 21, 1998, the Board of Directors approved the repricing of all outstanding options held by employees, other than the Chief Executive Officer and directors, of the Company, which had an exercise price greater than

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


$7.20 per share. This repricing action reduced the exercise price to $7.20 per share for stock option agreements representing approximately 100,000 shares which had exercise prices ranging from $7.80 to $25.00. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 8, 1998, the Board of Directors approved the repricing of one stock option agreement held by the Chief Executive Officer of the Company, which had an exercise price of $26.90 per share. This option agreement totals 80,000 shares and its exercise price was reduced to $7.20 per share. Following the repricing, all other terms and conditions of this option agreement were unchanged, including its vesting schedule.

Stock option and warrant activity is summarized as follows:
                                                             Weighted
                                              Number          average
                                            of Shares         prices
                                            ----------      -----------
Outstanding at December 31, 1995.........    198,362            9.20
    Granted..............................    588,583           28.05
    Exercised............................    (76,276)           8.20
    Canceled.............................     (3,992)           8.75
                                            --------          ------
Outstanding at December 31, 1996.........    706,677           25.15
    Granted..............................    121,700           22.25
    Exercised............................    (29,190)           6.50
    Canceled.............................    (19,141)          22.35
                                            --------          ------
Outstanding at December 31, 1997.........    780,046           25.40
    Granted..............................    301,190            8.40
    Exercised............................    (10,434)           6.23
    Canceled.............................   (210,684)          19.47
                                            --------          ------
Outstanding at December 31, 1998.........    860,118          $21.11
                                            ========          ======



The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range:

                                            Outstanding                                      Exercisable
                      --------------------------------------------------------- --------------------------------------
                      Number of Shares    Weighted Average   Weighted Average   Number Exercisable  Weighted Average
    Price Range          Outstanding       Remaining Life     Exercise Price                         Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Pursuant  to  Option
Plans:
$ 2.80 to 3.15                26,500              9.9               $3.06                  --            $   --
  6.55 to 9.40               222,169              7.6                7.28             111,787               7.09
14.70 to 25.00                53,870              7.2               21.46              34,630              19.94
                            --------                                                  -------
                             302,539                                                  146,417
                             =======                                                  =======
Warrants:
$15.00 to 23.00              132,772              7.0              $19.60             132,772             $19.60
29.55 to 33.00               424,807              6.6               29.91             424,807              29.91
                             -------                                                  -------
                             557,579                                                  557,579
                             =======                                                  =======


     The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company's net loss and loss per share would have increased to the pro-forma amounts shown below:

                                1996        1997          1998
                                ----        ----          ----
Net loss applicable to
   common shareholders:
     As reported .........   $2,238,568   $2,971,767   $5,783,710
     Pro forma ...........   $2,614,000   $3,672,000   $6,667,938
Net loss per common share:
     As reported .........   $     4.22   $     2.12   $     4.07
     Pro forma ...........   $     4.93   $     2.62   $     4.69

     The per share weighted-average fair value of stock based awards granted during 1996, 1997 and 1998 is estimated as $20.80, $17.15 and $9.19 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                1996     1997     1998
                                                ----     ----     ----
Risk-free interest rate.....................    6.0%     6.0%     5.5%
Annualized volatility.......................    106%     99%      100%
Weighted average expected life, in years....    7.5      5.0      5.0
Expected dividend yield.....................    0.0%     0.0%     0.0%

     Proforma net loss reflects only options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented because compensation cost is reflected over the option vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

7. Employee Savings Plan

     The Company has an employee savings plan that covers all employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 15% of their compensation into the plan. The Company, at the discretion of the Board of Directors, may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee's salary, or both. No elective contributions have been made for the years ended December 31, 1996, 1997 and 1998.

8. Supplemental Disclosures of Cash Flow Information

     Cash paid for interest during the years ended December 31, 1996, 1997 and 1998 was $30,919, $9,339 and $1,398, respectively.

     Cash paid for taxes during the years ended December 31, 1996, 1997 and 1998 was $300, $300 and $2,758 respectively.

     During 1996, notes payable of $312,500 and $100,000, respectively, were converted into 190,404 shares of Series B Preferred Stock and 6,093 shares of Common Stock, respectively.

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


9. Additional Sales Information

     In the current year, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for disclosure about operating segments, products, geography and major customers. The Company is primarily a manufacturer and distributor of needle-free injection devices and disposables for the injection of insulin and human growth hormone. For reporting purposes, these operations are considered to be one segment.

     International sales for the years ended 1996, 1997, and 1998 were approximately 31%, 52%, and 73%, respectively of total sales. International sales by country are summarized as follows:

International Sales Revenue:                    1996        1997         1998
                                             ---------   ---------   -----------
Europe (primarily Germany)..............     $ 356,838   $ 759,168   $ 1,173,364
Other (primarily Asia)..................       221,653     113,044       440,923
                                             ---------   ---------   -----------
    Total...............................     $ 578,491   $ 872,212   $ 1,614,287
                                             =========   =========   ===========

The following summarizes significant customers comprising 10% or more of the Company's customer sales and outstanding accounts receivable as of and for the years ended:

Significant Customer Revenue:            1996             1997           1998
                                      ---------       ----------   ------------
Ferring ...........................   $ 460,498       $  632,004   $  1,095,779
Schering...........................     151,231                0              0
JCR ...............................     156,679           43,902        365,388


Significant Customer Receivable Balances:

                                         1996          1997           1998
                                      ----------     ---------     ---------
Ferring ............................  $ 158,772      $ 230,379      $ 71,911
Schering............................    151,231              0             0
JCR ................................     13,587              0        20,531


10. Equity Transaction with Becton Dickinson

     On January 25, 1996, the Company sold 152,323 shares of common stock to Becton Dickinson and Company ("Becton Dickinson") for $3,000,000. In addition, the Company granted Becton Dickinson an option to purchase 76,162 shares of common stock with an exercise price of $23.00. Warrants for 380,807 shares of common stock were also granted at an exercise price of $29.55 for initial consideration of $125,000. The Becton Dickinson option and warrant agreements each expire on the tenth anniversary of the agreement.

      In connection with the sale of equity to Becton Dickinson, the Company entered into a licensing agreement with Becton Dickinson, which provided Becton with exclusive worldwide rights to certain Medi-Ject technology. In exchange for granting these rights, the Company received $100,000 per month for 24 months beginning January 1996 to develop the technology. (See note 12.)

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


11.      Quarterly Financial Data (unaudited)


                                 First          Second          Third         Fourth
                                 -----          ------          -----         ------
1997:
Total revenues                $   971,025    $   881,379    $   609,828    $ 1,254,791
Net loss                         (582,290)      (818,063)      (926,787)      (644,627)
Loss per common share                (.42)          (.59)          (.66)          (.46)
Weighted average shares (1)     1,389,449      1,398,394      1,411,407      1,413,299

1998:
Total revenues                $   912,973    $   779,588    $   702,667    $   355,640
Net loss                         (845,556)    (1,074,888)    (1,262,042)    (2,586,978)
Loss per common share                (.60)          (.75)          (.88)         (1.83)
Weighted average shares (1)     1,414,318      1,431,587      1,438,463      1,424,752


(1) Loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.


12. Subsequent Events

(a)  Reverse Stock Split

     On January 28, 1999, the Company declared a one-for-five reverse stock split of its outstanding common stock, applicable to shareholders of record at close of trading on January 28, 1999. The reverse split is in response to the Nasdaq National Market listing requirements which require that the Company maintain a minimum value of public float of $5,000,000 and a minimum bid price of $1.00 per share. After the reverse split, the Company met the requirements for continued listing on the Nasdaq Small Cap Market, which are to maintain a minimum bid price of $1.00 per share and to maintain a minimum value of public float of $1,000,000. After the reverse split, the Company had 1,424,752 shares of common stock outstanding. All common share and per share amounts in this report have been retroactively restated to give effect to this reverse stock split.

(b)  Becton Dickinson Agreement

     On February 8, 1999, the Company executed an agreement with Becton Dickinson to restructure their original agreement which the parties entered into in January 1996. The original agreement involved a strategic alliance with Becton Dickinson that included an exclusive Development and Licensing Agreement, which provided Becton with marketing and manufacturing rights to the Company's products and technology. The revised agreement is based upon the realization of both parties that the MJ-7 product and its disposable components would not fulfill the marketing or manufacturing requirements of Becton Dickinson. Under the terms of the new agreement, the Company is free to market the MJ-7 insulin injector and manufacture disposables in exchange for a small royalty on sales. Becton Dickinson retains an option that allows it, for a limited time, to negotiate for marketing rights for a future generation MJ-8 injector and a similar option to negotiate for the right to manufacture disposables under certain conditions.

                              MEDI-JECT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998



(c)   Settlement of Schering-Plough Contract

     In March 1999, the Company signed an agreement with Schering-Plough Corporation to settle mutual obligations of the parties under a contract dated January 20, 1998. The original agreement called for an exclusive sales arrangement where the Company would sell its products to Schering-Plough for distribution with its drug Intron-A. Schering-Plough agreed to pay the Company an undisclosed sum in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 14th, 1999 is incorporated by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part 1 of the Form 10-K under separate caption.

Item 11. EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 14th, 1999 is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 14th, 1999 is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 14th, 1999 is incorporated by reference.

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements - see Part II

     (2) Financial Statement Schedules -All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the financial statements or the notes thereto.

     (3) Item 601 Exhibits- see list of Exhibits below

(b)  Reports on Form 8-K

   There were no reports filed on Form 8-K for the fourth quarter of 1998.

(c)      Exhibits

3.1  Second Amended and Restated Articles of Incorporation of the Company.(a)

3.2  Second Amended and Restated Bylaws of the Company.(a)

3.3  Certificate of Designations for Series A Preferred Stock

4.1  Form of Certificate for Common Stock.(a)

4.2 Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

1.3 Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

4.4  Warrant, dated March 24, 1995, issued to Robert Fullerton.(a)

4.5  Warrant, dated March 24, 1995, issued to Michael Trautner.(a)

4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company (filed herewith as Exhibit 10.7).(a)

4.7  Warrant issued to Elan International Services, Ltd. on November 10, 1998

10.1 Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto.(a)

10.3 Security Agreement, dated September 30, 1994, by and between the Company and Kelsey Lake Limited Partnership and Kerry Lake Company, a Limited Partnership.(a)

10.4 Reserved.

10.5 Reserved.

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

10.12* 1993 Stock Option Plan.(a)

10.13* Form of incentive stock option agreement for use with 1993 Stock Option
       Plan.(a)

10.14* Form of non-qualified stock option agreement for use with 1993 Stock
       Option Plan.(a)

10.15* 1996 Stock Option Plan, with form of stock option agreement.(a)

10.20+ Development and License Agreement between Becton Dickinson and Company and the Company, effective January 1, 1996 (terminated January 1, 1999). See Exhibit 10.24 (a)

10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997. (b)

10.22* 1998 Stock Option Plan for Non-Employee Directors. (d)

10.23* Letter consulting agreement dated February 20, 1998 between the Company and Geoffrey W. Guy. (d)

10.24# Agreement with Becton Dickinson and Company dated January 1, 1999

10.25 Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998

10.26# License & Development Agreement with Elan Corporation, plc, dated
       November 10, 1998

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

# Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.24 and 10.26 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 30, 1999.

                                      MEDI-JECT CORPORATION


                                      /s/ Franklin Pass, M.D.
                                      -----------------------------------
                                      Franklin Pass, MD
                                      President and Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 1999.

        Signature                             Title
        ---------                             -----

/s/Franklin Pass, M.D.        President, Chief Executive Officer and Director
---------------------------
Franklin Pass, M.D.           (principal executive officer)

/s/Mark S. Derus              Vice President of Finance, Chief Financial Officer
---------------------------
Mark S. Derus                 (principal financial and accounting officer)

/s/Kenneth Evenstad           Director
---------------------------
Kenneth Evenstad

/s/Geoffrey Guy               Director
---------------------------
Geoffrey Guy

/s/Norman Jacobs              Director
---------------------------
Norman Jacobs

/s/Fred Shapiro, M.D.         Director
---------------------------
Fred Shapiro, M.D.

/s/Stanley Goldberg           Director
---------------------------
Stanley Goldberg

/s/Karl Groth                 Director
---------------------------
Karl Groth