Form 10-Q
period 1999-03-31
MEDI JECT CORP /MN/
filed 1999-05-10
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

Commission File Number 0-20945

                              MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100

                          Minneapolis, Minnesota 55441

                                 (612) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192


                      ------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 1999 was 1,424,729.


================================================================================

                              MEDI-JECT CORPORATION

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION


         ITEM 1. Financial Statements (Unaudited)

                 Balance Sheets, as of December 31, 1998 and
                 March 31, 1999..............................................  3

                 Statements of Operations for the three months ended
                 March 31, 1998 and 1999.....................................  4

                 Statements of Cash Flows for the three months ended
                 March 31, 1998 and 1999.....................................  5

                 Notes to Financial Statements...............................  6


         ITEM 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................  6

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..  9


PART II. OTHER INFORMATION


         ITEM 6. Exhibits and Reports on Form 8-K............................ 10

         SIGNATURES.......................................................... 13

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                   December 31,     March 31,
                                                                      1998            1999
                                                                   ------------   ------------
                              ASSETS
Current Assets:
    Cash and cash equivalents ..................................   $  2,852,285   $  2,704,763
    Accounts receivable, less allowance for doubtful accounts of
        $25,000 and $25,000, respectively ......................        275,694        227,880
    Inventories ................................................        592,185        397,799
    Prepaid expenses and other assets ..........................         52,006         82,975
                                                                   ------------   ------------
                                                                      3,772,170      3,413,417
                                                                   ------------   ------------

Equipment, furniture and fixtures, net .........................      1,278,456      1,191,678
                                                                   ------------   ------------

Patent rights, net .............................................        283,805        283,477
                                                                   ------------   ------------

                                                                   $  5,334,431   $  4,888,572
                                                                   ============   ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................   $    250,512   $    310,836
    Accrued expenses and other liabilities......................        236,191        229,254
    Deferred Revenue............................................        216,000             --
    Capital lease obligations - current maturities..............          1,721          1,166
                                                                   ------------   ------------
                                                                        704,424        541,256
                                                                   ------------   ------------

Shareholders' equity:
    Series A Convertible Preferred Stock: $0.01 par; authorized
        10,000 shares; 1,000 issued and outstanding at
        December 31,1998, and March 31, 1999, respectively;
        aggregate liquidation preference of $1 million..........             10             10
    Common Stock: $0.01 par; authorized 3,400,000 shares:
        1,424,752 and 1,424,729 issued and outstanding at
        December 31, 1998 and March 31, 1999, respectively .....         14,247         14,247
    Additional paid-in capital .................................     24,911,694     24,919,124
    Accumulated deficit.........................................    (20,295,944)   (20,586,065)
                                                                   ------------   ------------
                                                                      4,630,007      4,347,316
                                                                   ------------   ------------

                                                                   $  5,334,431   $  4,888,572
                                                                   ============   ============


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Quarter Ended
                                       --------------------------
                                         March 31,     March 31,
                                           1998          1999
                                       -----------    -----------
Revenues:
    Product Sales ...................  $   609,195    $   567,671
    Licensing & product development..      303,778      1,024,317
                                       -----------    -----------
                                           912,973      1,591,988
                                       -----------    -----------


Operating Expenses:
    Cost of sales ...................      467,823        472,747
    Research and development ........      592,486        660,522
    General and administrative ......      544,812        485,683
    Sales and marketing .............      246,843        264,205
                                       -----------    -----------
                                         1,851,964      1,883,157
                                       -----------    -----------

Net operating loss ..................     (938,991)      (291,169)
                                       -----------    -----------

Other income (expense):
    Interest and other income .......       94,593         26,099
    Interest and other expense ......       (1,158)           (51)
                                       -----------    -----------
                                            93,435         26,048
                                       -----------    -----------

Net loss ............................     (845,556)      (265,121)

Preferred stock dividends ...........         --          (25,000)
                                       -----------    -----------

Net loss applicable to
  common shares......................  $  (845,556)   $  (290,121)
                                       ===========    ===========

Basic and diluted net loss
  per common share .................   $      (.60)   $      (.20)
                                       ===========    ===========


Basic and diluted weighted average
  common shares outstanding ........     1,414,318      1,424,736


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For Three Months Ended
                                                             --------------------------
                                                               March 31,     March 31,
                                                                 1998          1999
                                                             -----------    -----------
Cash flows from operating activities:
    Net loss .............................................   $  (845,556)   $  (265,121)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization ........................       102,677        122,052
    Interest on marketable debt securities ...............       (48,288)          --
    Non-cash compensation ................................          --            7,430
    Changes in operating assets and liabilities:
       Accounts receivable ...............................       382,860         47,814
       Inventories .......................................       (46,688)       194,386
       Prepaid expenses and other assets .................       (25,809)       (30,969)
       Accounts payable ..................................       139,424         60,324
       Accrued expenses and other liabilities ............       (23,319)       (31,937)
       Deferred Revenue ..................................       106,847       (216,000)
                                                             -----------    -----------
Net cash used in operating activities ....................      (257,852)      (112,021)
                                                             -----------    -----------

Cash flows from investing activities:
       Purchases of marketable securities ................    (1,519,715)          --
       Proceeds from sales of mature marketable securities     2,030,271           --
       Purchases of equipment, furniture and fixtures ....      (268,228)       (23,744)
       Purchases of patent rights ........................                      (11,202)
                                                             -----------    -----------
Net cash provided by (used in) investing activities ......       242,328        (34,946)
                                                             -----------    -----------

Cash flows from financing activities:
       Principal payments on capital lease obligations ...        (5,526)          (555)
                                                             -----------    -----------
Net cash used in financing activities ....................        (5,526)          (555)
                                                             -----------    -----------

Net decrease in cash and cash equivalents ................       (21,050)      (147,522)
Cash and cash equivalents:
       Beginning of period ...............................     3,745,851      2,852,285
                                                             -----------    -----------
       End of period .....................................   $ 3,724,801    $ 2,704,763
                                                             ===========    ===========


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company's 1998 audited financial statements and notes thereto.

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3.   INVENTORIES

     Inventories consist of the following:

                                  December 31, 1998      March 31, 1999
                                  -----------------      --------------

         Raw Material              $     132,884         $     113,891
         Work in-process                  95,157                93,469
         Finished goods                  364,144               190,439
                                   -------------         -------------
                                   $     592,185         $     397,799
                                   =============         =============

4.   REVERSE STOCK SPLIT

     On January 28, 1999, the Company declared a one-for-five reverse stock split. All common shares and per share amounts in the financial statements have been retroactively restated to give effect to this reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 1998 and 1999

Total revenues for the three months ended March 31, 1998 and 1999 were $912,973 and $1,591,988, respectively. These figures reflect an increase in the quarter of $679,015, or 74% compared to the same period in 1998. Product sales decreased $41,524 or 7% in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decrease is primarily attributable to a 23% decrease in revenue from disposable products.

Licensing and product development fee income increased by $720,539 or 237% in the three months ended March 31, 1999 as compared to the prior year period. This increase reflects the funds received from Schering-Plough Corporation to settle mutual obligations of the parties under a contract dated January 20, 1998. The Company received a one-time payment of $783,317 from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months ended March 31, 1998 and 1999 were relatively comparable in dollar terms; however, gross margins decreased from 23.2% to 16.7% due primarily to reduced average selling prices resulting from a larger portion of sales going to distributors.

Research and development expenses totaled $592,486 and $ 660,522 in the three months ended March 31, 1998 and 1999, respectively. The increase of $68,036 or 11% is mainly due to utilization of certain production employees for development activities and higher clinical study expenses.

General and administrative expenses totaled $544,812 and $485,683 in the three months ended March 31, 1998 and 1999, respectively. These figures represent a decrease of $59,129 or 11%. The largest component of the decrease is attributable to staffing reductions which were completed in October 1998. Payroll expenses decreased by approximately $44,000 compared to the prior year period.

Sales and marketing expenses totaled $246,843 and $264,205 in the three months ended March 31, 1998 and 1999, respectively. This increase of $17,362 or 7% is primarily due to an increase in advertising and consulting services of approximately $36,000 offset by a decrease in payroll expense of approximately $20,000. Payroll decreases resulted from the staffing reductions completed in October 1998.

Net other income (expense) for the three months ended March 31, 1999 decreased by 67,387 or 72% relative to the prior year three-month period ending March 31. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances.

Liquidity and Capital Resources
Cash and cash equivalents totaled $2,852,285 on December 31, 1998 compared to $2,704,763 on March 31, 1999. This decrease of $147,522 results primarily from a net loss of $265,121 adjusted for charges of depreciation and amortization and changes in operating assets and liabilities of which the significant components were a decline in inventory of $194,386 offset by a decline in deferred revenue of $216,000.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. The Company believes that cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through December 1999. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private debt or equity offerings. The Company can provide no assurance, however, that cash available will be sufficient to meet the Company's needs during the next nine months or beyond, that the Company will ever become profitable or that the Company will be able to raise additional capital when and if needed, on terms acceptable to the Company, or at all.

Impact of the Year 2000
The Company is addressing the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of the computing difficulties that the millennium issue presents for the Year 2000.

The Company has identified a team to address the information technology (IT) systems used for internal purposes at the Company and to also address the non-IT systems. The Company intends to have all systems analyzed, reprogrammed and tested by June 30, 1999. To date, confirmations have been received from virtually all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology, or by the failure of vendors to correct their Year 2000 issues. The majority of the Company's current standard product lines and manufacturing equipment are not date sensitive and therefore are not affected by the Year 2000 issues.

The Company incurred approximately $8,000 of expense to address the Year 2000 problem to date and expects that it will incur approximately $20,000 in total expense. The Company is in the process of establishing a contingency plan if the Company's IT and non-IT systems are not Year 2000 compliant. It is anticipated that the contingency plan and all related Year 2000 compliance initiatives will be completed by June 30,1999.

Reverse Stock Split

On January 28, 1999, the Company declared a one-for-five reverse stock split of its outstanding common stock, applicable to shareholders of record at close of trading on January 28, 1999. The reverse split was affected in response to the Nasdaq National Market listing requirements which require that the Company maintain a minimum value of public float of $5,000,000 and a minimum bid price of $1.00 per share. After the reverse split, the Company met the requirements for continued listing on the Nasdaq Small Cap Market, which require the Company to maintain a minimum bid price of $1.00 per share and to maintain a minimum value of public float of

$1,000,000. After the reverse split, the Company had 1,424,729 shares of common stock outstanding as fractional shares were paid out in cash to respective shareholders. All common share and per share amounts in this report have been retroactively restated to give effect to this reverse stock split.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

There have been no material changes in reported market risks faced by the Company since December 31, 1998.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             3.1 Second Amended and Restated Articles of Incorporation of the Company.(a)

             4.2    Second Amended and Restated Bylaws of the Company.(a)

             3.3    Certificates of Designations for Series A Preferred
                    Stock.(e)

             4.1    Form of Certificate for Common Stock.(a)

             4.2 Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

             4.3 Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

             4.4    Warrant, dated March 24,1995, issued to Robert Fullerton.(a)

             4.5    Warrant, dated March 24,1995, issued to Michael Trautner.(a)

             4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company (filed herewith as Exhibit 10.7).(a)

             4.7 Warrant issued to Elan International Services, Ltd. on November 10, 1998.(e)

             10.1 Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto.(a)

             10.3 Security Agreement, dated September 30, 1994, by and between the Company and Kelsey Lake Limited Partnership and Kerry Lake Company, a Limited Partnership.(a)

             10.4   Reserved.

             10.5   Reserved.

             10.6 Loan Agreement, dated as of December 22,1995, by and between Ethical Holdings plc and the Company, including the related Promissory Note, dated December 22, 1995, issued to Ethical Holdings plc.(a)

             10.7 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company.(a)

             10.8* Employment Agreement, dated as of January 1, 1997, between the Company and Franklin Pass, MD.(c)

             10.9*  Reserved

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

             10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997.(b)

             10.22* 1998 Stock Option Plan for Non-Employee Directors.(d)

             10.23* Letter consulting agreement dated February 20, 1998 between the Company and Geoffrey W. Guy.(d)

             10.24# Agreement with Becton Dickinson and Company dated January 1,
                    1999.(e)

             10.25 Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998.(e)

             10.26# License & Development Agreement with Elan Corporation, plc, dated November 10, 1998.(e)

             27     Financial Data Schedule

             99     Cautionary Statement.(b)

----------
*    Indicates management contract or compensatory plan or arrangement.

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

(e) Incorporated by reference to the Company's Form 10-K for the year ended December 31,1998.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEDI-JECT CORPORATION




April 30, 1999           /s/ Franklin Pass
--------------------     ----------------------------------
Date                     Franklin Pass, MD, Chairman/CEO



April 30, 1999           /s/ Lawrence M. Christian
--------------------     ----------------------------------
Date                     Lawrence M. Christian, Vice President--
                         Finance & Administration/CFO
                         (principal financial & accounting officer)