Form 10-Q
period 1999-06-30
MEDI JECT CORP /MN/
filed 1999-08-12
CIK 1016169

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  For the quarterly period ended June 30, 1999

Commission File Number 0-20945

                             MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100
                         Minneapolis, Minnesota  55441

                                 (612) 475-7700


A Minnesota Corporation                         IRS Employer ID No. 41-1350192



                               ----------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        ------       ------

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 11, 1999, was 1,424,729.


===============================================================================

                             MEDI-JECT CORPORATION

                                     INDEX



                                                                           PAGE
                                                                           ----
PART I.        FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)


               Balance Sheets, as of December 31, 1998 and
               June 30, 1999................................................  3

               Statements of Operations for the six and three months ended
               June 30, 1998 and 1999.......................................  4

               Statements of Cash Flows for the six months ended
               June 30, 1998 and 1999.......................................  5

               Notes to Financial Statements................................  6


     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  7

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk... 10


PART II.       OTHER INFORMATION


     ITEM 6.   Exhibits and Reports on Form 8-K............................. 11

     SIGNATURES............................................................. 15

                             MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                     December 31,   June 30,
                                                                         1998         1999
                                                                     -----------  -------------
                         ASSETS
Current assets:

     Cash and cash equivalents.....................................   $2,852,285  $  1,645,947
     Accounts receivable, less allowance for doubtful accounts of
      $25,000 and $25,000, respectively............................      275,694       211,449
     Inventories...................................................      592,185       374,336
     Prepaid expenses and other assets.............................       52,006        56,846
                                                                      ----------  ------------
                                                                       3,772,170     2,288,578
                                                                      ----------  ------------

Equipment, furniture and fixtures, net.............................    1,278,456     1,199,171
                                                                      ----------  ------------

Patent rights, net.................................................      283,805       278,624
                                                                      ----------  ------------

                                                                      $5,334,431  $  3,766,373
                                                                      ==========  ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.............................................  $    250,512  $    250,586
     Accrued expenses and other liabilities.......................       236,191       183,874
     Deferred Revenue.............................................       216,000            --
     Capital lease obligations - current maturities...............         1,721           593
                                                                      ----------  ------------
                                                                         704,424       435,053
                                                                      ----------  ------------

Shareholders' equity:
     Series A Convertible Preferred Stock: $0.01 par; authorized
       10,000 shares; 1,000 issued and outstanding at
       December 31,1998, and June 30, 1999, respectively;
       aggregate liquidation preference of $1 million.............            10            10
     Common Stock: $0.01 par; authorized 3,400,000 shares;
       1,424,752 and 1,424,729 issued and outstanding at
       December 31, 1998 and June 30, 1999, respectively..........        14,247        14,247
     Additional paid-in capital...................................    24,911,694    24,926,137
     Accumulated deficit..........................................   (20,295,944)  (21,609,074)
                                                                    ------------  ------------
                                                                       4,630,007     3,331,320
                                                                    ------------  ------------

                                                                    $  5,334,431  $  3,766,373
                                                                    ============  ============

See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         For Three Months Ended                        For Six Months Ended
                              ------------------------------------------    ------------------------------------------
                                   June 30, 1998        June 30, 1999            June 30, 1998        June 30, 1999
                              ------------------------------------------    ------------------------------------------
Revenues:
 Product Sales........................  $   624,670        $   391,604             $ 1,233,865        $   959,275
 Licensing & product development......      130,847            185,291                 434,625          1,209,608
                                        -----------        -----------             -----------        -----------
                                            755,517            576,895               1,668,490          2,168,883
                                        -----------        -----------             -----------        -----------


Operating Expenses:
 Cost of sales........................      536,778            348,092               1,004,601            820,839
 Research and development.............      601,170            525,063               1,193,656          1,185,585
 General and administrative...........      566,815            488,526               1,111,627            974,209
 Sales and marketing..................      198,869            224,030                 445,712            488,235
                                        -----------        -----------             -----------        -----------
                                          1,903,632          1,585,711               3,755,596          3,468,868
                                        -----------        -----------             -----------        -----------

Net operating loss....................   (1,148,115)        (1,008,816)             (2,087,106)        (1,299,985)
                                        -----------        -----------             -----------        -----------

Other income (expense):
 Interest and other income............       83,460             23,347                 178,053             49,446
 Interest and other expense...........      (10,233)           (12,538)                (11,391)           (12,589)
                                        -----------        -----------             -----------        -----------
                                             73,227             10,809                 166,662             36,857
                                        -----------        -----------             -----------        -----------

Net loss..............................  $(1,074,888)       $  (998,007)            $(1,920,444)       $(1,263,128)
                                        ===========        ===========             ===========        ===========

Preferred stock dividends.............          --             (25,000)                     --            (50,000)
                                        -----------        -----------             -----------        -----------

Net loss applicable to common shares..  $(1,074,888)       $(1,023,007)            $(1,920,444)       $(1,313,128)
                                        ===========        ===========             ===========        ===========

Basic and diluted net loss
  per common share....................  $      (.76)       $      (.72)            $     (1.35)       $      (.92)
                                        ===========        ===========             ===========        ===========

Basic and diluted weighted average
   common shares outstanding              1,420,287          1,424,729               1,417,319          1,424,733


See accompanying notes to financial statements.

                             MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For Six Months Ended
                                                              ----------------------------------------------
                                                                    June 30, 1998          June 30, 1999
                                                              ----------------------------------------------
Cash flows from operating activities:
         Net loss.................................................  $(1,920,444)            $(1,263,128)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization.......................      215,682                 211,655
              Loss from disposal of assets........................        9,445                  35,444
              Interest on marketable debt securities..............      (93,147)                     --
              Non-cash compensation                                          --                  14,443
              Other...............................................        3,816                      --
         Changes in operating assets and liabilities:
              Accounts receivable.................................      409,516                  64,245
              Inventories.........................................     (194,588)                217,849
              Prepaid expenses and other assets...................        3,295                  (4,840)
              Accounts payable....................................      (74,105)                     74
              Accrued expenses and other liabilities..............      (11,843)               (102,317)
              Deferred revenue....................................           --                (216,000)
                                                                    -----------             -----------
Net cash used in operating activities.............................   (1,652,373)             (1,042,575)
                                                                    -----------             -----------

Cash flows from investing activities:
         Purchases of marketable securities.......................   (2,729,831)                     --
         Proceeds from sales of mature marketable securities......    2,600,195                      --
         Purchases of equipment, furniture and fixtures...........     (393,561)               (144,755)
         Proceeds from sale of equipment, furniture and fixtures..        2,200                      --
         Purchases of patent rights...............................      (50,341)                (17,879)
                                                                    -----------             -----------
Net cash used in investing activities.............................     (571,338)               (162,634)
                                                                    -----------             -----------

Cash flows from financing activities:
         Principal payments on capital lease obligations..........       (6,028)                 (1,129)
         Proceeds from issuance of common stock...................       64,580                      --
                                                                    -----------             -----------
Net cash provided by (used in) financing activities...............       58,552                  (1,129)
                                                                    -----------             -----------

Net decrease in cash and cash equivalents.........................   (2,165,159)             (1,206,338)
Cash and cash equivalents:
         Beginning of period......................................    3,745,851               2,852,285
                                                                    -----------             -----------
         End of period............................................  $ 1,580,692             $ 1,645,947
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

2.   INTERIM FINANCIAL STATEMENTS

     Operating results for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3.   INVENTORIES

     Inventories consist of the following:



                             December 31, 1998          June 30, 1999
                             -----------------          -------------

Raw Material                      $132,884                 $149,828
Work in-process                     95,157                   99,933
Finished goods                     364,144                  124,575
                                  --------                 --------
                                  $592,185                 $374,336
                                  ========                 ========


4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest during the six month periods ended June 30, 1998 and 1999 was $1,063 and $84, respectively.

     Cash paid for taxes during the six month periods ended June 30, 1998 and 1999 was $849 and $250, respectively.

5.   REVERSE STOCK SPLIT

     On January 28, 1999, the Company declared a one-for-five reverse stock split. All common shares and per share amounts in the financial statements have been retroactively restated to give effect to this reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three and Six Months Ended June 30, 1999 and 1998

Total revenues for the three and six months ended June 30, 1999 were $576,895 and $2,168,883, respectively. These figures reflect a decrease of $178,622, or 24% for the same three month period in 1998 and an increase of $500,393, or 30% compared to the same six month period in 1998. Product sales decreased $233,066 or 37% in the three month period and $274,590 or 22% in the six month period ended June 30, 1999, compared to the same periods in the prior year. The decrease is primarily attributable to a 40% decrease in revenue from product sales used with human growth hormone in international markets that had strong sales early in 1998 due to initial market entry. These strong 1998 sales returned to a more normal level after the first half.

Licensing and product development fee income increased by $54,444 or 42% in the three month period and $774,983 or 178% in the six month period ended June 30, 1999, as compared to the prior year periods. This increase reflects the funds received from Schering-Plough Corporation to settle mutual obligations of the parties under a contract dated January 20, 1998. The Company received a one-time payment of $783,317 from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months and six months ended June 30, 1999 reflect decreases of $188,686 or 35% and $183,762 or 18% respectively when compared to prior year periods. The decreases are the result of lower product sales, primarily products used with human growth hormone applications.

Research and development expenses totaled $525,063 and $ 1,185,585 in the three and six month periods ended June 30, 1999, respectively. Theses figures reflect decreases from the prior year periods of $76,107 or 13% and $8,071 or 1%, respectively due primarily to managed reductions in employee headcount and overhead spending.

General and administrative expenses totaled $488,526 and $974,209 in the three and six month periods ended June 30, 1999, respectively. These figures represent a decrease of $78,289 or 14% and $137,418 or 12% when compared to the same periods in 1998. The largest component of the decrease is attributable to staffing reductions which were completed in October 1998.

Sales and marketing expenses totaled $224,030 and $488,235 in the three and six month periods ended June 30, 1999, respectively. These figures reflect an increase in the three month period of $25,161 or 13% and an increase in the six month period of $42,523 or 10%. The main components of these increases are expenses related to a new web site and new sales literature related to the change to OTC status for our domestic insulin product.

Net other income for the three and six months ended June 30, 1999 decreased by $62,418 or 85% and $129,805 or 78% relative to the prior year three-month and six-month periods ending June 30. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances.

New Product Research and Development
The Company continues to dedicate much of its financial resources and personnel toward developing new products and technology. The newest injector, the Medi-Jector VISION, will be released to the market in the fourth quarter of this year. Beta testing of this new product produced numerous favorable comments regarding ease of use, light weight and small size.

Development activities on two additional product platforms, the MJ-8 Injector and the AJ-1 Injector, remain on schedule with prototypes due later this year and commercialization planned for 2001.

Liquidity and Capital Resources
Cash and cash equivalents totaled $1,645,947 on June 30, 1999, compared to $2,852,285 on December 31, 1998. This decrease of $1,206,338 results primarily from a net loss of $1,263,128 adjusted for charges of depreciation and amortization and changes in operating assets and liabilities. Significant components were a management-planned decline in inventory of $217,849 in an effort to reduce working capital offset by a decline in deferred revenue of $216,000 due to income recognition as development was completed, and a decline in accrued expenses and other liabilities of $102,317. Purchases of fixed assets in the amount of $144,755 further lowered the cash balance.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. The Company believes that cash on hand, interest expected to be earned thereon and anticipated revenues, will meet its needs through December 1999. In order to meet its capital needs beyond this period, the Company may be required to raise additional capital through public or private debt or equity offerings. The Company can provide no assurance, however, that cash available will be sufficient to meet the Company's needs during the next six months or beyond due to fluctuations in product development expenses and receipt of estimated license fees, that the Company will ever become profitable, or that the Company will be able to raise additional capital when and if needed, on terms acceptable to the Company, or at all.

Impact of the Year 2000
The Company is addressing the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches.

The Company had all internal systems analyzed, reprogrammed and tested by June 30, 1999. To date, confirmations have been received from virtually all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology, or by the failure of vendors to correct their Year 2000 issues. The majority of the Company's current standard product lines and manufacturing equipment are not date sensitive and therefore are not affected by the Year 2000 issues.

The Company has incurred only minimal expense to address the Year 2000 problem to date and expects that it will incur only minimal expenses in total. The volume of transactions and operations, processed by the Company's automated systems, that could potentially be affected can be handled manually or by outside vendors, if need be, to prevent any interruptions in Company operations. To mitigate any risk associated with receiving materials from sole source suppliers, the Company will be purchasing additional reserve inventory related to selected critical items. Currently, management does not foresee any negative impact from Year 2000 issues upon the Company's operations.

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

Forward Looking Statements
Certain statements included in this Form 10-Q are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. The words "may," "should," "expect," "plan," "anticipate," "believe," "estimate," predict," "intend," "potential," or "continue" and similar expressions are generally intended to identify forward looking statements. Factors that may affect future results and performance are set forth on Exhibit 99, "Cautionary Statements," which was filed with the United States Securities and Exchange Commission as an Exhibit to Form 10-K, December 31, 1996.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure
There have been no material changes in reported market risks faced by the Company since December 31, 1998.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     None.


Item 2.   Changes in Securities

     None.


Item 3.   Defaults Upon Senior Securities.

     None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

     On May 14, 1999, an annual meeting of the shareholders was held at the offices of the Company. The first item submitted to the shareholders at the meeting was the election of two directors, Franklin Pass, M.D. and Stanley Goldberg. Dr. Pass was reelected to the Board of Directors with votes cast in favor totaling 1,173,667 and votes withheld totaling 35,085. Mr. Goldberg was reelected to the Board of Directors with votes cast in favor totaling 1,173,467 and votes withheld totaling 35,285. Continuing directors of the Company who did not stand for reelection at this meeting were Kenneth Evenstad, Karl E. Groth, Geoffrey Guy, M.D., and Fred L. Shapiro, M.D. The second item submitted to the shareholders at the meeting was the ratification of the Company's independent auditors for the year ending December 31, 1999. This item was approved with votes cast for totaling 1,200,103, votes cast against totaling 3,745, abstentions totaling 4,904, and broker non-votes of 0.


Item 5.   Other Information.

     None


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1 Second Amended and Restated Articles of Incorporation of the Company.(a)

          3.2    Second Amended and Restated Bylaws of the Company.(a)

          3.3    Certificates of Designations for Series A Preferred Stock.(e)

          3.4 Amendment to Second Amended and Related Articles of Incorporation.(f)

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

          10.1   Reserved.

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

(c) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(d) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997.
(e) Incorporated by reference to the Company's Form 10-K for the year ended December 31,1998.
(f)  Filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MEDI-JECT CORPORATION




August 11, 1999                             /s/ Franklin Pass
----------------------------------------    -----------------------------------
Date                                        Franklin Pass, MD, Chairman/CEO



August 11, 1999                             /s/ Lawrence M. Christian
----------------------------------------    -----------------------------------
Date                                        Lawrence M. Christian, Vice
                                            President- Finance & Administration
                                            /CFO
                                            (principal financial & accounting
                                            officer)