Form 10-Q
period 1999-09-30
MEDI JECT CORP /MN/
filed 1999-11-01
CIK 1016169

==========================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

               For the quarterly period ended September 30, 1999

Commission File Number 0-20945

                             MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100
                         Minneapolis, Minnesota  55441

                                 (612) 475-7700


A Minnesota Corporation            IRS Employer ID No. 41-1350192


                              -------------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        ------      -----

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 29, 1999, was 1,424,729.

                              -------------------


=============================================================

                             MEDI-JECT CORPORATION

                                     INDEX




                                                                             PAGE
                                                                             ----
PART I.        FINANCIAL INFORMATION


     ITEM 1.   Financial Statements (Unaudited)
               Balance Sheets as of  December 31, 1998 and
               September 30, 1999............................................  3

               Statements of Operations for the three and nine months ended
               September 30, 1998 and 1999...................................  4

               Statements of Cash Flows for the nine months ended
               September 30, 1998 and 1999...................................  5

               Notes to Financial Statements.................................  6

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ....................................  7

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.... 10


PART II.                    OTHER INFORMATION

     ITEM 1.    Legal Proceedings...........................................  10

     ITEM 2.    Changes in Securities and Use of Proceeds ..................  10

     ITEM 6.    Exhibits and Reports on Form 8-K............................  11

     SIGNATURES.............................................................  14


                                              MEDI-JECT CORPORATION
                                                  BALANCE SHEETS
                                                    (UNAUDITED)

                                                                                  DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                                                  -----------------     ------------------
                              ASSETS
Current assets:
         Cash and cash equivalents.....................................               $   2,852,285         $     633,187
         Accounts receivable, less allowance for doubtful accounts of
             $25,000 and $25,000, respectively.........................                     275,694               208,230
         Inventories...................................................                     592,185               417,716
         Prepaid expenses and other assets.............................                      52,006                33,315
                                                                                      -------------         -------------
                                                                                         3,772,170              1,292,448
                                                                                      ------------          -------------

Equipment, furniture and fixtures, net.................................                  1,278,456              1,196,914
                                                                                      ------------          -------------

Patent rights, net.....................................................                     283,805               279,382
                                                                                      -------------         -------------

                                                                                       $  5,334,431         $   2,768,744
                                                                                      =============         =============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable..............................................               $     250,512         $     387,260
         Accrued expenses and other liabilities........................                     236,191               285,198
         Deferred Revenue..............................................                     216,000                    --
         Capital lease obligations - current maturities................                       1,721
                                                                                      -------------         -------------
                                                                                            704,424               672,458
                                                                                      -------------         -------------

Shareholders' equity:
         Series A Convertible Preferred Stock: $0.01 par; authorized
             10,000 shares; 1,000 issued and outstanding at
             December 31,1998, and September 30, 1999, respectively;
             aggregate liquidation preference of $1 million..............                        10                    10
         Common Stock: $0.01 par; authorized 3,400,000 shares;
             1,424,752 and 1,424,729 issued and outstanding at
             December 31, 1998 and September 30, 1999, respectively ...                      14,247                14,247
         Additional paid-in capital ...................................                  24,911,694            24,883,151
         Accumulated deficit...........................................                 (20,295,944)          (22,801,122)
                                                                                      -------------         --------------
                                                                                          4,630,007             2,096,286
                                                                                      -------------         -------------

                                                                                      $   5,334,431         $   2,768,744
                                                                                      =============         =============


See accompanying notes to financial statements.

                                               MEDI-JECT CORPORATION
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                       THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                         -----------------------------------------------    ----------------------------------------
                                                         SEPTEMBER 30,                                      SEPTEMBER 30,
                                         -----------------------------------------------    ----------------------------------------
                                                  1998                    1999                       1998                   1999
                                         ----------------------- -----------------------    ----------------------- ----------------
Revenues:
      Product sales......................  $       594,809        $      481,914             $   1,828,675         $     1,441,189
      Licensing & product development....           92,739                27,144                   527,364               1,236,752
                                           ---------------        --------------             -------------            ------------
                                                   687,548               509,058                 2,356,039               2,677,941
                                           ---------------        --------------             -------------            ------------


Operating Expenses:
      Cost of sales......................          500,249               412,854                 1,504,851               1,233,693
      Research and development...........          680,026               559,552                 1,873,682               1,745,137
      General and administrative.........          615,355               367,725                 1,726,982               1,341,934
      Sales and marketing................          220,763               312,046                   666,475                 800,281
                                           ---------------        --------------             -------------            ------------
                                                 2,016,393             1,652,177                 5,771,990               5,121,045
                                           ---------------        --------------             -------------            ------------

Net operating loss.......................       (1,328,845)           (1,143,119)               (3,415,951)             (2,443,104)
                                           ----------------       ---------------            --------------           -------------

Other income (expense):
      Interest and other income..........           67,004                13,881                   244,757                  63,197
      Interest and other expense.........             (201)                  (13)                  (11,292)                (12,472)
                                           ----------------       ---------------            --------------           -------------
                                                    66,803                13,868                   233,465                  50,725
                                           ---------------        --------------             -------------            ------------

Net loss.................................  $    (1,262,042)       $   (1,129,251)            $  (3,182,486)           $  (2,392,379)
                                           ===============        ===============            =============            =============

Preferred stock dividends................               --               (62,797)                       --                 (112,797)
                                           ---------------        ---------------            -------------            --------------

Net loss applicable to common shares.....  $    (1,262,042)       $   (1,192,048)            $  (3,182,486)           $  (2,505,176)
                                           ================       ===============            ==============           ==============


Basic and diluted net loss
         per common share................  $          (.89)       $        (.84)             $       (2.24)           $       (1.76)
                                           ===============        ==============             =============            ==============

Basic and diluted weighted average
      common shares outstanding..........        1,424,752             1,424,729                 1,419,824               1,424,731

See accompanying notes to financial statements.

                                               MEDI-JECT CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           FOR NINE MONTHS ENDED
                                                                            ----------------------------------------------------
                                                                               SEPTEMBER 30, 1998         SEPTEMBER 30, 1999
                                                                            -------------------------- -------------------------
Cash flows from operating activities:
         Net loss......................................................         $  (3,182,486)            $  (2,392,379)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization............................               332,119                   328,286
              Loss from disposal of assets.............................                 9,445                    35,444
              Interest on marketable debt securities...................              (140,548)                       --
              Non-cash compensation....................................                    --                    21,457
              Other....................................................                 5,724                        --
         Changes in operating assets and liabilities:
              Accounts receivable......................................               453,073                    67,464
              Inventories..............................................              (225,736)                  174,469
              Prepaid expenses and other assets........................               (11,552)                   18,691
              Accounts payable.........................................              (122,955)                  136,748
              Accrued expenses and other liabilities...................               (38,247)                  (63,790)
              Deferred revenue.........................................                    --                  (216,000)
                                                                                -------------             --------------
Net cash used in operating activities..................................            (2,921,163)               (1,889,610)
                                                                                --------------            --------------

Cash flows from investing activities:
         Purchases of marketable securities............................            (2,729,831)                       --
         Proceeds from sales of mature marketable securities...........             3,130,779                        --
         Purchases of equipment, furniture and fixtures................              (574,287)                 (245,108)
         Proceeds from sale of equipment, furniture and fixtures.......                 2,200                        --
         Purchases of patent rights....................................               (50,341)                  (32,658)
                                                                                --------------            --------------
Net cash used in investing activities..................................              (221,480)                 (277,766)
                                                                                --------------            --------------

Cash flows from financing activities:
         Principal payments on capital lease obligations...............                (6,547)                   (1,722)
         Proceeds from issuance of common stock .......................                64,580                        --
         Offering costs................................................                   --                    (50,000)
                                                                                -------------             --------------
Net cash provided by (used in) financing activities....................                58,033                   (51,722)
                                                                                -------------             --------------

Net decrease in cash and cash equivalents..............................            (3,084,610)               (2,219,098)
Cash and cash equivalents:
         Beginning of period...........................................             3,745,851                 2,852,285
                                                                                -------------             -------------
         End of period.................................................         $     661,241             $     633,187
                                                                                =============             =============


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

2.       INTERIM FINANCIAL STATEMENTS
         Operating results for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

3.       INVENTORIES
         Inventories consist of the following:

                                           DECEMBER 31, 1998           SEPTEMBER 30, 1999
                                           -----------------           ------------------

         Raw Material                       $     132,884                $     196,908
         Work in-process                           95,157                       75,251
         Finished goods                           364,144                      145,557
                                            -------------                -------------
                                            $     592,185                $     417,716
                                            =============                =============

4.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for interest during the nine month periods ended September 30, 1998 and 1999 was $1,328 and $96, respectively.

         Cash paid for taxes during the nine month periods ended September 30, 1998 and 1999 was $2,063 and $250, respectively.

5.       REVERSE STOCK SPLIT
         On January 28, 1999, the Company declared a one-for-five reverse stock split. All common shares and per share amounts in the financial statements have been retroactively restated to give effect to this reverse split. As a result of the reverse split, all fractional shares were repurchased by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues for the three and nine months ended September 30, 1999 were $509,058 and $2,677,941, respectively. These figures reflect a decrease of $178,490, or 26% for the same three month period in 1998 and an increase of $321,902, or 14% compared to the same nine month period in 1998. Product sales decreased $112,895 or 19% in the three month period and $387,486 or 21% in the nine month period ended September 30, 1999, compared to the same periods in the prior year. The decrease is primarily attributable to a 49% decrease in revenue from product sales used with human growth hormone in international markets that had strong sales in 1998 due to initial market entry. These strong 1998 sales leveled off after initial demand for product was met.

Licensing and product development fee income decreased by $65,595 or 71% in the three month period and increased by $709,388 or 135% in the nine month period ended September 30, 1999, as compared to the prior year periods. The large increase in the nine-month period reflects the funds received from Schering-Plough Corporation in satisfaction of mutual contractual obligations of the parties. The Company received a one-time payment of $783,317 from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months and nine months ended September 30, 1999 reflect decreases of $87,395 or 17% and $271,158 or 18% respectively when compared to prior year periods. The decreases are the result of lower product sales, primarily attributable to products used in human growth hormone applications.

Research and development expenses totaled $559,552 and $1,745,137 in the three and nine month periods ended September 30, 1999, respectively. Theses figures reflect decreases from the prior year periods of $120,474 or 18% and $128,545 or 7%, respectively, due primarily to managed reductions in employee headcount and overhead spending.

General and administrative expenses totaled $367,725 and $1,341,934 in the three and nine month periods ended September 30, 1999, respectively. These figures represent a decrease of $247,630 or 40% and $385,048 or 22% when compared to the same periods in 1998. The largest component of the decrease is attributable to staffing reductions which were completed in October 1998, primarily in the product development and general & administrative segments.

Sales and marketing expenses totaled $312,046 and $800,281 in the three and nine month periods ended September 30, 1999, respectively. These figures reflect an increase in the three month period of $91,283 or 41% and an increase in the six month period of $133,806 or 20%. The main components of these increases are expenses related to a new web site and new sales literature related to the change to "over-the-counter" sales status for our domestic insulin product and to the preparation for the launch of new products.

Net other income for the three and nine months ended September 30, 1999 decreased by $52,935 or 79% and $182,740 or 78% relative to the prior year three-month and nine-month periods ending September 30. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $633,187 on September 30, 1999, compared to $2,852,285 on December 31, 1998. This decrease of $2,219,098 results primarily from net cash used by operating activities. Significant components of the cash flow deficiency from operations were a net loss of $2,392,379 adjusted for a management-planned reduction in inventory of $174,469 and an increase in accounts payable of $136,748, and a decline in deferred revenue of $216,000 due to income recognition as related product development was completed. Purchases of fixed assets in the amount of $245,108 and deferred financing costs of $50,000 further reduced cash on hand.

The Company's long term capital requirements will depend on numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and the receipt of revenues from sales of the Company's products. The Company believes that cash on hand, interest expected to be earned thereon, anticipated revenues and cash management strategies will allow the Company to meet its obligations through December 1999. In order to meet its capital needs beyond this year, the Company has engaged a financial advisor in an effort to secure additional working capital. The terms of this additional working capital, if any, will be determined and negotiated directly with the investors. The terms of the agreement with the financial advisor require a retainer of $50,000 and a warrant for 10,000 shares of Common Stock. Additional fees will be payable upon closing of a successful financing transaction.

The Company can provide no assurance, however, that cash available will be sufficient to meet the Company's needs during the next three months or beyond due to fluctuations in product development expenses and receipt of estimated license fees, that the Company will ever become profitable, or that the Company will be able to raise additional capital on terms acceptable to the Company, or at all.

IMPACT OF THE YEAR 2000
The Company had all internal systems analyzed, reprogrammed and tested by September 30, 1999. To date, confirmations have been received from virtually all of the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems, which are composed predominantly of third party software and hardware technology, or by the failure of vendors to correct their Year 2000 issues. The majority of the Company's current standard product lines and manufacturing equipment are not date sensitive and therefore are not affected by the Year 2000 issues.

The Company has incurred less than $10,000 in expenses to address the Year 2000 problem to date and expects that it will incur less than $20,000 in expenses in total. The volume of transactions and operations, processed by the Company's automated systems, that could potentially be affected can be handled manually or by outside vendors, if need be, to prevent any interruptions in Company operations. To mitigate any risk associated with receiving materials from sole source suppliers, the Company will be purchasing additional reserve inventory related to selected critical items. Currently, management does not foresee any negative impact from Year 2000 issues upon the Company's operations.

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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is a party to a license and supply agreement with Bio-Technology General ("BTG") pursuant to which the Company agreed to exclusively design, develop and provide to BTG certain needleless injectors for use in connection with human growth hormone in the United States. To date, no sales of devices by the Company to BTG have occurred because BTG has been preliminarily enjoined from importing or selling human growth hormone in the United States pursuant to a court proceeding. In June of 1999, the Company notified BTG that it was in breach of contractual obligations to use best reasonable efforts to create a demand for the licensed products and to diligently market and sell the licensed products in the relevant territory. The Company also notified BTG that the license and supply agreement would terminate 90 days from the date of the letter unless BTG cured its breach of contract. BTG subsequently demanded arbitration on August 25, 1999, pursuant to the rules of the American Arbitration Association seeking a determination that it is not in breach of the license and supply agreement and seeking to maintain in force the agreement and its exclusive rights thereunder. Both parties have requested mediation. An initial mediation conference has not yet occurred, and while the Company believes the actions it took were valid, the Company cannot predict the outcome of the action at this time.


Item 2.  Changes in Securities and Use of Proceeds.

         On September 23, 1999, the Company issued Warrants to purchase 10,000 shares of its Common Stock to a financial advisor as a retainer pursuant to an agreement whereby financial advisor will assist the Company in its efforts to secure additional working capital. The Warrants are exercisable for a period of five years at an exercise price of $2.40 per share. The Company claims an exemption under Section 4(2) of the Securities Act because the transaction was a privately negotiated transaction with only one offeree who is highly sophisticated and experienced in the industry.

Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.


Item 5.  Other Information.

         None


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  3.1         Second Amended and Restated Articles of Incorporation of the Company.(a)

                  3.2         Second Amended and Restated Bylaws of the Company.(a)

                  3.3         Certificates of Designations for Series A Preferred Stock.(e)

                  3.4         Amendment to Second Amended and Related Articles of Incorporation. (f)

                  4.1         Form of Certificate for Common Stock.(a)

                  4.2         Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

                  4.3         Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

                  4.4         Warrant, dated March 24,1995, issued to Robert Fullerton.(a)

                  4.5         Warrant, dated March 24,1995, issued to Phil Trautner.(a)

                  4.6         Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, between the Company and Becton Dickinson and Company (filed herewith as Exhibit
                              10.7).(a)

                  4.7         Warrant issued to Elan International Services, Ltd. on November 10, 1998,
                              transferred to Elan Pharmaceutical Investments, Ltd., June 29, 1999. (e)

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

                  10.9 *      Reserved

                  10.10 *     Reserved.

                  10.11 *     Employment Agreement, dated as of January 3, 1995, between the Company and Peter
                              Sadowski.(a)

                  10.12 *     1993 Stock Option Plan.(a)

                  10.13 *     Form of incentive stock option agreement for use with 1993 Stock Option Plan.(a)

                  10.14 *     Form of non-qualified stock option agreement for use with 1993 Stock Option Plan.(a)

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

                  10.21       Office-Warehouse lease with Carlson Real Estate Company, dated February 11,
                              1997.(b)

                  10.22*      1998 Stock Option Plan for Non-Employee Directors.(d)

                  10.23*      Letter  consulting  agreement  dated  February  20,  1998  between  the  Company  and
                              Geoffrey W. Guy.(d)

                  10.24#      Agreement with Becton Dickinson and Company dated January 1, 1999.(e)

                  10.25       Securities Purchase Agreement with Elan International Services, Ltd. dated
                              November 10, 1998, transferred to Elan Pharmaceutical Investments, Ltd., June 29,
                              1999.(e)

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

(f)      Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MEDI-JECT CORPORATION



October 29, 1999                              /s/ Franklin Pass
-----------------------------------------     ---------------------------------------------------
Date                                              Franklin Pass, MD, Chairman/CEO



October 29, 1999                              /s/ Lawrence M. Christian
-----------------------------------------     ---------------------------------------------------
Date                                          Lawrence M. Christian, Vice President- Finance &
                                              Administration/CFO
                                              (principal financial & accounting officer)
