Form 10-K405
period 1999-12-31
MEDI JECT CORP /MN/
filed 2000-03-30
CIK 1016169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission file number 0-20945

                              MEDI-JECT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-1350192
---------------------------------        ---------------------------------------
State or other jurisdiction              (I.R.S. Employer Identification Number)
of incorporation or organization

                 161 Cheshire Lane, Minneapolis, Minnesota 55441
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:             (763) 475-7700
                                                                --------------

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

                                     YES     [X]     NO     [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 2000, was approximately $7,012,000 (based upon the last reported sale price of $5.06 per share on March 17, 2000, on the Nasdaq Small Cap Market).

There were 1,424,729 shares of our common stock outstanding as of March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G, certain responses in Part III are incorporated herein by reference to information contained in the Company's definitive Proxy Statement for its 2000 annual meeting to be filed on or before April 29, 2000.

Forward Looking Statements

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


                                     PART I

Item 1.       BUSINESS

General

     Medi-Ject Corporation ("Medi-Ject") develops, manufactures and markets novel medical devices, called jet injectors, that allow people to self-inject drugs without using a needle. We make a small spring-action device and the attached disposable plastic syringes to hold the drug. A liquid drug is drawn up into the syringe through a small hole at the end. When the syringe is held against the body and the spring is released, a piston drives the fluid stream into the tissues beneath the skin. A person may re-arm the device and repeat the process or attach a new sterile syringe between injections. These devices operate without a needle at very high energy forces. Recently we have developed a variation of the jet injector by adding a very small hidden needle. We are thus able to greatly reduce the energy needed for injection and successfully build small disposable injectors. Many people find our injectors to be less threatening than ordinary needles and syringes, yet the market for such devices remains small. We believe that the key to widespread market acceptance of our injectors depends upon continued improvements in technology and improved awareness among pharmaceutical companies, healthcare professionals and consumers.

     We believe that people will benefit from Medi-Ject injection systems for several reasons. Needle-free injection (i) eliminates the need to pierce oneself with needles for each injection, which should lead to increased compliance with a prescribed injection regimen and, consequently, reduce health complications and associated costs, (ii) provides the ability to inject oneself discreetly, and (iii) eliminates the need for sharps disposal of used needles.

     The injection systems with small hidden needles provide similar advantages while (i) accommodating drugs that require additional delivery features, such as, higher liquid volume, and (ii) providing a less expensive and totally disposable system in situations that call for only a few injections in the home. The small hidden needle devices are in advanced clinical testing and are anticipated to reach the market in a few years.

     All parties involved in healthcare may benefit from injection systems that improve home drug delivery. For example, health insurance companies may benefit from the decrease in the cost linked to poor patient compliance or the cost associated with hospitalization. Based upon recent industry interest, we believe that pharmaceutical companies are prepared to use jet injection to differentiate their products in the marketplace, which may result in increased sales and larger market share. Physicians and patients benefit from the many new, self-injected drugs that treat previously unmanageable diseases.

     Medi-Ject was a pioneer in the invention of home needle-free injection systems in the late 1970s. Earlier needle-free injection systems were powered by large air compressors, so their use was limited to vaccinations by the military or school health programs. Early injectors were painful in comparison to today's injectors, and they were large. Our first home insulin injector was five times as heavy as the current injector, which weighs five ounces. Acceptance of our insulin injectors has gradually expanded as functionality and ease of use have improved and the purchase price has been reduced. Our first growth hormone injector was introduced in Europe in 1994. Distribution of growth hormone injectors has expanded to include Japan and other Asian countries.

     Medi-Ject is a Minnesota corporation, incorporated in February 1979. Our offices are located at 161 Cheshire Lane, Minneapolis, Minnesota 55441; telephone (612) 475-7700.

Industry Trends

     We believe that the requirement to inject drugs has and will continue to hinder their acceptance, reducing patient compliance with treatment programs. We believe that most people view piercing their skin with a needle as unpleasant. In addition, treating diabetes often involves taking insulin during the working or school day, and people are often reluctant to use needles in public because needles are frequently associated with illegal drug use and cause fear of accidental needle sticks in others. The failure to take all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for insurance companies. In addition, conventional syringe needles require special and often costly disposal methods.

     These factors have led pharmaceutical manufacturers to explore many alternatives to needle delivery, including transdermal patches, special oral delivery formulations and inhalation devices. In Western Europe, pharmaceutical and medical products companies market popular, attractive pen-like injection systems with small needles. Many Europeans are willing to pay a premium for these systems over traditional needles and syringes. Despite promising alternatives on the horizon, we believe that injection will continue as the major delivery method. Many drugs are protein biopharmaceuticals which are destroyed in the gastrointestinal tract, do not readily penetrate the skin or are not easily formulated to be absorbed through the lungs. Furthermore, the re-formulation of these medications for alternative delivery systems is a costly, lengthy and risky endeavor.

     In addition to the increase in the number of drugs requiring self-injection, changes in the frequency of insulin injections for the treatment of diabetes also may contribute to an increase in the number of self-injections. For many years, standard treatment protocol was for insulin to be administered once or twice daily for the treatment of diabetes. However, according to recent studies, tightly controlling the disease by, among other things, administration of insulin as many as four to six times a day, can decrease its debilitating effects. We believe that as the benefits of tightly controlling diabetes become more widely known, the number of insulin injections self-administered by people with diabetes will increase. The need to increase the number of insulin injections given per day may also motivate diabetics to seek an alternative to traditional needles and syringes.

     While our marketing efforts are not currently focused on drug applications administered by healthcare professionals, needle-free injection systems may be attractive to hospitals, doctors' offices and clinics, and we may explore such applications in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles as well as the practice of giving injections through intravenous tubing to reduce the number of contaminated needles. In 1998, the State of California banned the use of exposed needles in hospitals and doctors' offices. We believe that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles. Furthermore, certain drugs, particularly experimental DNA vaccines, may actually be more effective if delivered by jet injection.

Market Opportunity

     An estimated nine to 12 billion needles and syringes are sold annually worldwide according to industry sources. We believe that a significant portion of these are used for the administration of drugs that could be delivered using our injectors but that only a small percentage of people who self-administer drugs currently use jet injection systems.

     Our focus is on the market for the delivery of self-administered injectable drugs. The largest and most mature segments of this market consist of the delivery of insulin for diabetics and human growth hormone for children with growth retardation. In the U.S., over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and we believe that the number of insulin injections will increase with time as the result of new diabetes management techniques which recommend more frequent injections. A second, attractive market has developed with growth hormone; children suffering from growth retardation take daily hormone injections for an average of five years. Most children are exceptionally needle adverse, and our distributors in Europe, Japan and Asia have made significant inroads using our injectors in their markets. Other injectable drugs that are presently self-administered and may be suitable for injection with our systems include therapies for the prevention of blood clots and the treatment of multiple sclerosis, migraine headaches, impotence, hormone therapy, AIDS and hepatitis. We also believe that many injectable drugs that are now under development will be given by self-injection once they reach the market.

Products and Technology

     Based in part upon the results of marketing and clinical studies performed by us, we believe that injections using a Medi-Ject injection system are considered more comfortable and more discreet than injections using a conventional needle and syringe.

Current Needle-Free Injection Systems

     Currently, we market two needle-free systems. The Medi-Jector Choice was introduced in December 1996 and consists of a coil spring mechanism, a dosage meter, a multi-use disposable needle-free syringe and a plastic vial adapter. A small, easier to use model, the Medi-Jector Vision was introduced in October 1999. The Vision replaced the Choice in the U.S. insulin market and will gradually replace the Choice in international markets. Each injector model is operated by first compressing a coil spring mechanism and then filling the attached disposable plastic syringe from a multi-use medication vial. The proper dosage is displayed in the dosage window. An injection is given by holding the injector perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. An injector is recommended for 3,000 injections, and the needle-free plastic syringes are recommended for 7-21 injections, depending upon the drug and schedule of injections.

     The U.S. retail price of the Medi-Jector Vision insulin device (excluding the needle-free syringe) is $299. The total annual cost to the end user of needle-free syringes and related supplies is approximately $250 per year (based upon an average of two injections per day). The needle-free syringes used with any of the injector systems do not require special disposal. Once a needle-free syringe is removed from the device portion of the system, it cannot pierce the skin; consequently, the risk of cross-infection from discarded needle-free syringes is reduced significantly over the risk associated with needles.

New Product Research and Development

     We continue to dedicate much of our financial resources and personnel toward improving our existing products and developing new products and technology. Specifically, we are currently developing three new injector platforms. One platform, code named the MJ-8, represents a new concept in needle-free delivery, incorporating a smaller power pack with a self-contained medicinal cartridge. A second platform, referred to as the AJ-1, combines a very low energy power source with a small hidden needle to offer a totally disposable, single injection system best suited for high volume doses or medications that require infrequent injections. A third platform, referred to as the MJ-10, is a needle-free version of the disposable injector. We believe that this diverse development program will offer pharmaceutical manufacturers a broad and attractive array of delivery choices while providing consumers with less expensive and more user-friendly injectors.

     MJ-8 Injector. We believe the major obstacle to widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and easy to use injector. Although we have reduced the size and complexity of our injectors over the years, we believe further reduction in size is possible by limiting delivery of a single dose to 0.25ml or less. To this end, we have targeted the European insulin market where most people with diabetes take four injections daily of 0.10ml to 0.15ml. Smaller doses require less energy and smaller energy sources. The space conserved by reducing the energy source is used to store a vial cartridge within the device, adding further user convenience. Prototypes of this platform are scheduled to be tested in clinical trials during the second quarter of 2000 and to reach the market in 2001.

     AJ-1 Injector. The coil springs of our commercial needle-free injectors limit injection volume to 0.5ml; larger fluid volumes require larger springs and are therefore impractical. Nevertheless, injection volumes of 1.0ml or more are not uncommon. In 1998, our engineers found that they could greatly reduce the size of the coil spring by adding a very short, hidden needle. They concluded that breaking the very outer layers of the skin with a small needle allows very low energy jet injection. At lower energies, the devices could hold the drug in small, standard, single dose cartridges. We built and successfully tested a small, pre-filled, totally disposable small needle injector during 1999.

     Engineers with Elan Corporation plc ("Elan"), a drug delivery company based in Ireland, had developed additional proprietary technologies that complement the Medi-Ject AJ-1 design, and in November 1998, Medi-Ject licensed the

Elan technology for certain applications. During the fourth quarter of 1999, we collaborated with an undisclosed pharmaceutical manufacturer to successfully adapt the design to a novel drug formulation. Should this project continue to market, introduction could occur in 2003.

     MJ-10 Injector. Several needle-free injection companies and pharmaceutical manufacturers are pursuing needle-free versions of the AJ-1 device with only limited success. Our engineers believe that they have identified unique opportunities in this field, and we are proceeding with product development. Prototype disposable needle-free injectors will be built and tested toward the end of 2000.

     We have expended approximately $2,413,000, $3,517,000 and $2,418,000 on research and development efforts during fiscal years 1997, 1998 and 1999, respectively. Of these amounts, approximately $2,030,000, $527,000 and $1,381,000, respectively, were funded by third-party sponsored development programs and licensing fees.

Target Markets

     We intend to target the following markets for use of the injector systems. To date, the Medi-Ject systems have been approved for use in the U.S., Japan, European and certain South East Asian countries for the administration of only insulin and human growth hormone.

Insulin

     Approximately 3.2 million people in the U.S. (approximately 40% of the worldwide market) take insulin daily for the control of high blood sugar observed in individuals with diabetes, according to the National Institutes of Health. In the U.S., most individuals take two injections daily, often combining short acting insulin and long acting insulin. In the U.S., the vast majority of insulin users use disposable plastic syringes and needles, while in Western Europe and Japan, the majority use pen-like injectors that hold small vial cartridges of insulin and use small needles. The management of diabetes has been found to be benefited by a more disciplined approach to glucose management, including, among other things, more frequent injections. Such regimens are referred to as "tight control" and have been proven to reduce long-term complications such as heart disease, strokes, neuropathy (degeneration of the nervous system), kidney failure and loss of vision. Needle-free injectors have been available to, and used by, diabetes patients with a serious aversion to needles for many years, and for these patients, the cost and complexity of earlier injectors was not a significant barrier to use. We believe that another, much larger group of individuals, not seriously averse to needles yet still reluctant to pierce themselves, find it difficult to comply with injection regimens. We believe that recent improvements in our technology make our injectors more attractive to users in this market segment. This belief is supported by small but significant sales and market share gains in the past two years. Also, it is evident by recent interest expressed in the Medi-Jector Vision by a number of prominent diabetes product distributors in the U.S. and Europe with the signing of two new distributors in the first quarter 2000 and the anticipated signing of an additional two in the second quarter.

Human Growth Hormone

     Approximately 52,000 children worldwide receive frequent injections of human growth hormone for the treatment of growth retardation according to industry sources. The disease may be diagnosed as early as age three, with injections administered until bone maturity is reached at age seventeen or beyond. The hormone drug used for the treatment of this condition costs an estimated $20,000 or more at the wholesale level annually. Despite the use of pen-like needle injection systems, which are more convenient to use than traditional needles, compliance with the prescribed injection regimen continues to be a problem. A study in Germany found that 36% of children on human growth hormone therapy did not fully comply with the therapy using needle injections. In addition, a study performed in the Netherlands showed that a majority of children in the study preferred to have their human growth hormone administered using a Medi-Ject needle-free system rather than a pen-like needle injector. We believe that our needle-free injector system offers a marketing advantage to the three pharmaceutical companies now distributing our growth hormone injectors. Erectile Dysfunction

     Studies estimate the number of men in the U.S. suffering from impotence at over 15 million. The causes, earlier thought to be mainly psychogenic, are now thought to be most often a natural result of aging or a complication of diabetes, prostate cancer surgery or other physiological causes. Over ten years ago, it was observed that penile injections of vasoactive (blood vessel relaxing) drugs caused temporary erections sufficient to allow satisfactory sexual intercourse. Despite the recent introduction of an oral impotence therapy, penile injection remains an important therapy for men with advanced stages of the disease. The first drug approved for injection in the U.S. was the generic drug prostaglandin E1, also called alprostadil. However, we believe that use of this drug has been hindered because penile self-injection is difficult and viewed as unpleasant by most men. As a result, one company has introduced an intra-urethral alprostadil applicator, but this method of treatment is not as effective as the injections. The fluid stream from our insulin or growth hormone injectors does not penetrate deep enough to reach the penile erectile tissues, but we have added several design changes and can now effectively deliver saline to the proper location needle-free. We plan to complete one or more clinical studies using active drug in 2000 to determine whether our injector will be effective in the treatment of erectile dysfunction.

Other Target Markets

     We have targeted other injectable drugs that are regularly self-administered. These include narcotic analgesics, the anticoagulant heparin used to prevent blood clots, certain hormone therapies and drugs to treat osteoporosis, multiple sclerosis, AIDS and other blood disorders.

     Although we have chosen to focus initially on self-injection opportunities, similar opportunities exist in hospitals, doctors' offices, clinics, nursing homes and hospices. Certain opportunities may address the concern for well being, such as the vaccination of small children, and others may be prompted by the danger of accidental needle sticks in high risk environments, such as the emergency room of a hospital.

     One area of intense research activity is the delivery of DNA vaccines. In 1999, a study was published demonstrating enhanced efficacy of DNA vaccines using our injector. We have entered into a joint venture with BioSante Pharmaceuticals to evaluate the efficacy of their experimental DNA vaccine technology with our injectors.

Patents

     We, when appropriate, actively seek protection for our products and proprietary information by means of U.S. and foreign patents and trademarks. We currently hold eight U.S. patents, one Japanese patent, one Taiwanese patent and one Canadian patent. We also have 14 other patent applications being considered in the U.S. and various countries throughout the world.

     Some of our technology is developed on our behalf by independent outside contractors. To protect the rights of our proprietary know-how and technology, our policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company-sponsored activities. Companies with which we have entered into development agreements have the right to certain technology developed in connection with such agreements.

Manufacturing

     We operate a manufacturing facility in compliance with current Quality System Regulations ("QSR") established by the Food and Drug Administration ("FDA") and by the centralized European regulatory authority (ISO 9001 and EN 46,001). Injector and disposable parts are manufactured by third-party suppliers and assembled at our facility in Plymouth, Minnesota. Quality control and final packaging are performed on site. We anticipate a need to invest in automated assembly equipment as volume increases in the future. Becton Dickinson has the right to manufacture the disposable plastic components of certain injector systems for us in exchange for royalty payments. In 1999, we manufactured two injector prototypes in Asia.

Marketing

     Our basic business strategy is to develop and manufacture new products specific to certain pharmaceutical applications but to market through the existing distribution systems of pharmaceutical and medical device companies. In some instances pharmaceutical companies may choose to give the injection systems and disposable components to users without charge as an inducement to customers to use their products. In other instances, the marketing partner may be a medical device distributor with distribution skills unique to a specific drug.

     With respect to current selling efforts, our relationship with Ferring, NV best reflects this basic strategy. Ferring is selling human growth hormone throughout Europe with a marketing campaign tied exclusively to the Medi-Ject needle-free delivery system. Ferring has been successful in establishing a user base of more that 1,000 children for its drug using the Medi-Ject needle-free system. In the Netherlands, where they enjoy their largest market share, 22% of children taking growth hormone use our injector. In 1999, SciTech Genetics began Asian distribution of our growth hormone injectors along with their drug.

     During 1999, our international sales revenue accounted for 68% of our total product sales revenue. Europe (primarily Germany) accounted for 73% of international product sales revenue with the remainder coming primarily from Asia. Two customers accounted for 85% of international product sales revenue and 58% of worldwide product sales revenue.

     Our business development efforts are focused on entering into collaborative agreements with pharmaceutical companies. The table below summarizes our current collaborative and distribution agreements.

------------------------------------------ -------------------------------------
                       Company                              Market
========================================== =====================================
Ferring NV..............................                Growth Hormone
                                                           (Europe)
------------------------------------------ -------------------------------------
JCR Pharmaceuticals Co., Ltd............                Growth Hormone
                                                            (Japan)
------------------------------------------ -------------------------------------
SciGen Pte Ltd..........................                Growth Hormone
                                                        (Asia/Pacific)
------------------------------------------ -------------------------------------
Bio-Technology General Corporation .....                Growth Hormone
                                                        (United States)
------------------------------------------ -------------------------------------
Chronimed (February 2000)...............            Insulin - Direct Sales
                                                        (United States)
------------------------------------------ -------------------------------------
drugstore.com ..........................             Insulin - E-Commerce
                                                        (United States)
------------------------------------------ -------------------------------------
MediSense (Abbott Laboratories) ........            Insulin - Distribution
                                                       (Norway, Sweden)
------------------------------------------ -------------------------------------
Beijing Wilcon, Ltd. ...................            Insulin - Distribution
                                                            (China)
------------------------------------------ -------------------------------------
Direct Trading International ...........            Insulin - Distribution
                                                       (Czech Republic)
------------------------------------------ -------------------------------------
Prosamed ...............................            Insulin - Distribution
                                                           (Germany)
------------------------------------------ -------------------------------------
Organon, a division of Akzo Nobel.......        Undisclosed Development Program

------------------------------------------ -------------------------------------
Becton Dickinson and Company (1) .......       Manufacturing - All Applications
                                                          (worldwide)
------------------------------------------ -------------------------------------
BioSante Pharmaceuticals ...............             DNA vaccine research
                                                          (worldwide)
------------------------------------------ -------------------------------------

(1) Becton Dickinson has certain manufacturing rights to our disposable needle-free syringes for any indication.

     In January 1996, we entered into a strategic alliance with Becton Dickinson that included an exclusive Development and Licensing Agreement, an equity purchase and a seat on the Board of Directors. The agreement provided Becton Dickinson with exclusive rights to market the Medi-Jector Vision insulin injector and subsequent generations of injectors developed as a result of collaborative development. In addition, Becton Dickinson held the right to manufacture the disposable components of injector systems. In turn, Becton Dickinson contributed funding and other resources, including dedicated engineering skills, to the development program. We believe that with time, both parties reached the conclusion that the Vision product and its disposable components would not fulfill the marketing or manufacturing requirements of Becton Dickinson. Therefore, the Development and Licensing Agreement of 1996 was terminated in February 1999 and replaced with a new agreement. Under the terms of the new agreement, we are free to market the Vision insulin injector and manufacture disposables in exchange for a payment to Becton Dickinson of a royalty on sales. Becton Dickinson retains an option to manufacture the disposable components of the Vision system under certain conditions.

     Over the past year, we have taken several steps to increase our U.S. insulin injector distribution while lowering the associated expense. In February 1999, we established an E-commerce distribution channel that allows purchase through the Internet, and in October 1999, we began E-commerce distribution with drugstore.com, a leading Internet pharmacy. In April 1999, the FDA granted us permission to sell our insulin injectors without requiring a prescription. In February 2000, we transferred responsibility for the majority of our direct sales to the Home Service Medical division of Chronimed, a leading direct diabetes consumer marketing organization.

     The most common retail price of a U.S. insulin injector (which can be used over a period of several years) is $299, and disposable components for the system cost approximately $250 annually. This compares to an annual cost of approximately $140 to use two syringes with needles daily. We anticipate that the retail price of future generations of injector systems will be less than the current retail price.

     We have made progress recently in the European insulin market. Since establishing distribution and reimbursement in Norway during 1997, we have extended our European insulin marketing efforts. We have signed insulin injector distribution agreements with the MediSense division of Abbott Laboratories in Norway and Sweden, with Prosamed in Germany and with Direct Trading International in the Czech Republic.

Competition

     Competition in the injectable drug delivery market is intensifying. We face competition from traditional needle syringes, newer pen-like and sheathed needle syringes and other needle-free injection systems as well as alternative drug delivery methods including oral, transdermal and pulmonary delivery systems. Nevertheless, the vast majority of injections currently are administered using needles. Because injection is typically only used when other drug delivery methods are not feasible, our needle-free injection systems may be made obsolete by the development or introduction of drugs or drug delivery methods which do not require injection for the treatment of conditions we have currently targeted. In addition, because we intend to enter into collaborative arrangements with pharmaceutical companies, our competitive position will depend upon the competitive position of the pharmaceutical company with which we collaborate for each drug application.

     While competition in the needle-free injection market currently is limited to small companies with modest financial resources, the barriers to entry are not great, and we anticipate additional competition from companies with greater financial, commercial, personnel and development resources in the future. Two companies currently sell injectors to the U.S. insulin market. Medi-Ject believes that it retains the largest market share and competes on the basis of device size, price and ease of use.

     Another company, Bioject, Inc., has sold a CO2 powered injector since 1993. Their injector is designed for and used almost exclusively for vaccinations in doctors' offices or public clinics. In 1998, Bioject purchased the insulin injector business of Vitajet, and after some months of redesign, they entered the U.S. insulin injector market. Powderject Pharmaceuticals, Plc, a British research company, is developing a needle-free injection system, as is Weston Medical Ltd., another U.K. based company. Both Powderject and Weston Medical compete actively and successfully for licensing agreements with pharmaceutical manufacturers.

     Even though we expect the needle-free injection market to expand, improvements continue to be made in needle syringes, including syringes with hidden needles and pen-like needle injectors. We expect we will compete with existing needle injection methods as well as new needle injection methods yet to be developed.

Government Regulation

     Our products and manufacturing operations are subject to extensive government regulations, both in the United States and abroad. In the United States, the FDA administers the Federal Food Drug and Cosmetic Act (the "FDC Act") and has adopted regulations, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FDC Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

     Drug delivery systems such as our injectors may be approved or cleared for sale as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application ("NDA") or a Product License Application ("PLA"). To the extent permitted under the FDC Act and current FDA policy, we intend to seek the required approvals and clearance for the use of our new injectors, as modified for use in specific drug applications such as the treatment of erectile dysfunction, under the medical device provisions, rather than under the new drug provisions, of the FDC Act.

     Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, unless otherwise exempted from the FDC Act and regulations thereunder. There are two methods for obtaining such clearance or approvals. Certain products qualify for a pre-market notification under Section 510(k) of the FDC Act ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product (that is, that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with a 510(k) notification, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval ("PMA") application under Section 515 of the FDC Act. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification, typically requiring more extensive pre-filing testing and a longer FDA review process. We believe that injection systems, when indicated for use with drugs or biologicals approved by the Agency, will be regulated as medical devices and are eligible for clearance through the 510(k) notification process. There can be no assurance, however, that the FDA will not require a PMA in the future.

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

     If the FDA concludes that any or all of our new injectors must be handled under the new drug provisions of the FDC Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. Our injectors may be required to be approved as part of the drug delivery system under a supplemental NDA for use with previously approved drugs. Under these circumstances, our device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be labeled for use with that drug.

     To the extent that our modified injectors are handled as drug accessories or part of a drug delivery system, rather than as medical devices, they are subject to all of the requirements that apply to new drugs. These include drug manufacturing requirements, drug adverse reaction reporting requirements, and all of the restrictions that apply to drug labeling and advertising. In general, the drug requirements under the FDC Act are more onerous than medical device requirements. These requirements could have a substantial adverse impact on our ability to commercialize our products and our operations.

     We received 510(k) marketing clearance from the FDA allowing us to market the Medi-Jector EZ system in February 1987, the Medi-Jector V system in October 1988, the Medi-Jector V system to administer Bio-Technology General Corporation's human growth hormone in April 1996, and the Medi-Jector Choice system in October 1996.

     We expect in the future to submit 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

     The FDC Act also regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the current Quality System Regulations ("QSR"). The FDA's interpretation and enforcement of these requirements have been increasingly strict in recent years and seems likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might violate the QSR, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to QSR requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of our devices from the marketplace.

     The FDA's Medical Device Reporting Regulation requires that we provide information to the FDA on the occurrence of any death or serious injuries alleged to have been associated with the use of our products, as well as any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believed that we were not in compliance with these regulations, it could institute proceedings to detain or seize our devices, issue a recall, seek injunctive relief or assess civil and criminal penalties against us or our executive officers, directors or employees.

     We also are subject to the Occupational Safety and Health Act ("OSHA") and other federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances.

     Sales of medical devices outside of the U.S. are subject to foreign legal and regulatory requirements. Our injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. We rely upon the companies marketing our injectors in foreign countries to obtain the necessary regulatory approvals for sales of our injectors in those countries. Generally, devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization.

     We have obtained ISO 9001/EN 46001 systems. This certification shows that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidence compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries.

Employees

     As of December 31, 1999, we employed 36 full-time and 4 part-time employees. None of our employees are represented by any labor union or other collective bargaining unit. We believe that our relations with our employees is good.

Liability Insurance

     The business of the Company entails the risk of product liability claims. Although we have not experienced any material product liability claims to date, any such claims could have a material adverse impact on our business. We maintain product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $5 million. We evaluate our insurance requirements on an ongoing basis.

Item 2.  DESCRIPTION OF PROPERTY.

     We lease approximately 23,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 2002. We believe our facility will be sufficient to meet our requirements through such time.

Item 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

           Name                    Age         Position
           ----                    ---         --------
     Franklin Pass, M.D. .......   63   President, Chief Executive Officer and
                                        Chairman of the Board of Directors

     Lawrence Christian ........   57   Vice President, Finance and
                                        Administration, Chief Financial Officer
                                        and Secretary

     Peter Sadowski, Ph.D. .....   52   Executive Vice President and Chief
                                        Technology Officer

     Franklin Pass, M.D., joined the Company as a director and consultant in January 1992 and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since February 1993. From 1990 to 1992, Dr. Pass served as President of International Agricultural Investments, Ltd., an agricultural technology consulting and investment company. Dr. Pass, a physician and scientist, was Director of the Division of Dermatology at Albert Einstein College of Medicine from 1967 to 1973, the Secretary and Treasurer of the American Academy of Dermatology from 1978 to 1981 and the co-founder and Chief Executive Officer of Molecular Genetics, Inc., now named MGI Pharma, Inc., from 1979 to 1986. He is the author of more than 40 published medical and scientific articles. Dr. Pass serves on the board of directors of Verdant Brands Inc., a manufacturer of lawn and garden care products.

     Lawrence Christian joined the Company in March 1999 as Vice President, Finance & Administration, Chief Financial Officer and Secretary. Mr. Christian took early retirement from 3M after a 16-year career. Since 1996 Mr. Christian had been 3M Financial Manager - World-Wide Corporate R&D and Government Contracts involved in organizing new business venture units and commercialization of new technologies. Prior to 1996 Mr. Christian served as Financial Merger - Government Contracts, European Controller and Division Controller within 3M. Prior to joining 3M in 1982, Mr. Christian was Vice President/CFO of APC Industries, Inc., a closely-held telecommunications manufacturing company in Texas.

     Peter Sadowski, Ph.D., joined the Company in March 1994 as Vice President, Product Development. He was promoted to Executive Vice President and Chief Technology Officer in 1999. From October 1992 to February 1994, Dr. Sadowski served as Manager, Product Development for GalaGen, Inc., a biopharmaceutical company. From 1988 to 1992, he was Vice President, Research and Development for American Biosystems, Inc., a medical device company. Dr. Sadowski holds a Ph.D. in microbiology.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our Common Stock has traded on the Nasdaq Small Cap Market of the Nasdaq Stock Market since March 8, 1999. Prior to that time, the Common Stock traded on the Nasdaq National Market of the Nasdaq Stock Market. The Common Stock is traded under the symbol MEDJ. The following table sets forth the per share high and low sales prices of our Common Stock for each quarterly period during the two most recent fiscal years. Sales prices are as reported by the Nasdaq Stock Market. All figures have been adjusted for a one-for-five reverse split effective January 28, 1999.

                             High                                   Low
                             ----                                   ---
1998:
First Quarter               $14.375                                 $7.500
Second Quarter               12.500                                  6.500
Third Quarter                 9.688                                  5.625
Fourth Quarter                5.625                                  1.563
1999:
First  Quarter                5.375                                  1.625
Second Quarter                7.000                                  1.281
Third  Quarter                4.219                                  1.875
Fourth Quarter                3.875                                  1.500


Common Shares Holders

     As of March 17, 2000, there were 127 holders of record of the Company's common stock, with another estimated 2,099 shareholders whose stock is held by nominees or broker dealers.

Dividends

     We have not paid or declared any cash dividends on our common stock during the past five years. We have no intention of paying cash dividends in the foreseeable future on common stock. We are liable to pay semi-annual dividends on Series A Convertible Preferred Stock at a rate of 10%, payable on May 10 and November 10 each year. In addition to the stated 10% dividend, we are also obligated to pay foreign tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends since they are non-recoverable.

Sales of Unregistered Securities

     On November 10, 1998, we sold 1,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 56,000 shares of Common Stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carries a 10% dividend which is payable semi-annually. In addition to the stated 10% dividend, we are also obligated to pay foreign tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends since they are non-recoverable. The Series A is redeemable at our option at any time and is convertible into Common Stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. Under certain limited circumstances where certain conditions fail to be met, the Series A may be converted at our election within 30 days of the second anniversary of the date of issuance at the market price of the Common Stock at such time. The warrants to purchase Common Stock may be exercised at any time prior to November 10, 2005, at a price of $15.00 per share. The proceeds from the sale of these securities were used primarily to fund the purchase of certain technology from Elan Corporation. There was no underwriter involved and no fees were paid to any other parties in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

     On December 22, 1999, we sold 250 shares of Series B Convertible Preferred Stock ("Series B") to Bio-Technology General Corporation for total consideration of $250,000. The Series B does not carry a dividend rate. The Series B will convert to Common Stock on the latter of (i) the date of occurrence of Permissible Conversion Events or (ii) June 30, 2001. The Permissible Conversion Events are a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. The conversion price will be the lower of
(i) the average of the closing prices per share of our Common Stock for the twenty (20) consecutive trading days immediately preceding the conversion date, or (ii) $2.50 per share. The Series B has certain preference rights over holders of Common Stock and is subordinated to Series A. The proceeds from the sale of these securities were used primarily for working capital. There was no underwriter involved and no fees were paid to any other parties in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA


                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)


                                                                          At December 31,
                                                   -----------------------------------------------------------
                                                     1995         1996         1997        1998        1999
                                                   ----------   ---------   ---------   ----------   ---------
Balance Sheet Data:
     Cash and cash equivalents................     $    36      $ 11,039    $   7,283   $   2,852    $     85
     Working capital (deficit)................        (650)       11,187        7,804       3,068        (198)
     Total assets.............................       1,240        12,956       10,047       5,334       2,010
     Long-term liabilities, less current
     maturities...............................         136             8            2           -          54
     Accumulated deficit......................      (9,302)      (11,540)     (14,512)    (20,296)    (24,148)

     Total shareholders' equity (deficit).....     $   (74)     $ 12,120    $   9,337   $   4,630    $  1,053


                                                                      Year Ended December 31,
                                                   -----------------------------------------------------------
                                                       1995         1996         1997        1998        1999
                                                   ----------   ---------   ---------   ----------   ---------
Statement of Operations Data:
     Sales....................................     $ 1,654      $  1,838    $   1,687    $  2,172    $  2,101
Licensing and product development.............         921         1,854        2,030         527       1,381
                                                   -------      --------    ---------    --------    --------
       Revenues...............................       2,575         3,692        3,717       2,699       3,482
                                                   -------      --------    ---------    --------    --------
     Cost of sales............................       1,049         1,136        1,221       1,854       1,786
     Research and development.................       1,195         2,585        2,413       3,517       2,418
Sales and marketing...........................         887         1,019        1,540         948       1,058
     General and administrative...............       1,237         1,397        1,983       2,426       1,831
                                                   -------      --------    ---------    --------    --------
       Operating expenses.....................       4,368         6,137        7,157       8,745       7,093
                                                   -------      --------    ---------     -------    --------
     Net operating loss.......................      (1,793)       (2,445)      (3,440)     (6,046)     (3,611)
     Net other income (expense)...............         (89)          207          468         276         (92)
                                                   -------      --------    ---------    --------    ---------
     Net loss.................................     $(1,882)     $ (2,238)   $  (2,972)   $ (5,770)   $ (3,703)
                                                   =======      =========   ==========   ========    ========

Net loss per common share (1), (2), (3) ......     $(43.03)     $  (4.22)   $   (2.12)   $  (4.07)  $   (2.70)
                                                   =======      =========   ==========   ========   ==========

Weighted average number of
common shares (3) ............................          44           530        1,402       1,421          1,425


(1) Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2) We have not paid any dividends on our Common Stock since inception. In November 1998, we issued a new Series A Convertible Preferred Stock which requires the payment of dividends. The 1998 and 1999 loss per common share has been adjusted to reflect the accrual of these dividends.
(3) All share and per share figures have been retroactively adjusted for a one-for-five reverse stock split effective January 28, 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Medi-Ject Corporation designs, manufactures and markets needle-free and small-needle injection systems. In 1993, we hired a new management team with the goal of revitalizing and redefining our strategic direction. Since that time, product development efforts have increased, emphasizing reductions in the cost of our systems to make them more competitive in the marketplace. In addition, marketing efforts have been focused on expanding the use of needle-free injection systems for injectable drugs other than insulin. As part of this effort to encourage broader use of needle-free injection systems, the Company began entering into technology and product license agreements to sell injector systems. The licensing and development income from these agreements has been used primarily to fund increased product development efforts. Development efforts have resulted in new generations of injector systems; the Medi-Jector Choice system, introduced in December 1996, which incorporates molded plastic components rather than tooled steel components and a disposable needle-free syringe, and the Medi-Jector Vision system, introduced in October 1999, which is easier to use and provides a longer life disposable needle-free syringe. Current development efforts are primarily oriented toward improved injection quality, improved features, ease of use, and continued size and cost reduction.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1999

     Revenues increased from approximately $2,699,000 in 1998 to approximately $3,482,000 in 1999, or approximately 29%. This increase was primarily due to an increase in licensing and development fee income of approximately $854,000 or 162% offset in part by a decrease in product sales of approximately $71,000 or 3%. Product sales include sales of injectors, related parts, disposable components, and repairs. The total number of devices sold decreased from 4,178 in 1998 to 3,970 in 1999, a decrease of 5%, while revenue from the sale of disposable parts increased 5%.

     The product sales decrease is due primarily to the decreased sales of growth hormone injectors in international markets that reflected strong sales in 1998 due to initial market entry. The decrease was offset in part by higher sales in the domestic insulin market following FDA approval of the sale of our device without prescription, increased advertising and a new model introduction in the fourth quarter.

     Licensing and development fee income increased primarily due to settlement in March 1999 of obligations under a contract with Schering-Plough Corporation dated January 20, 1999. We received a one-time payment of an undisclosed amount from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. We expect that licensing and development fee income will continue to fluctuate on a quarter to quarter basis, depending on a number of factors including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since we do not recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of our research and development efforts.

     Cost of sales decreased from approximately $1,854,000 in 1998 to approximately $1,785,000 in 1999, a decrease of 4%. This decrease relates primarily to the 21% decrease in unit sales of products used in growth hormone applications, partially offset by an increase in cost of sales due to increases in disposables production.

     Manufacturing overhead decreased from $1,139,000 in 1998 to $872,000 in 1999, a decrease of 23%. The substantial portion of this decrease was due to the staffing reduction completed in October 1998.

     Research and development expenses decreased from approximately $3,517,000 in 1998 to approximately $2,418,000 in 1999, a decrease of 31%. The decrease in 1999 is mainly due to the one-time purchase of proprietary needle-based injection technology in 1998 from Elan Corporation, plc.

     Sales and marketing expenses increased approximately $110,000 or 12% from $948,000 in 1998 to $1,058,000 in 1999. This increase is due primarily to increased expenses generated for advertising, web-site introduction, preparation for e-commerce sales and literature related to the launch of a new line of products in the fourth quarter of 1999.

     General and administrative expenses decreased from approximately $2,427,000 in 1998 to approximately $1,831,000 in 1999, a decrease of $595,000 or 25%. This decrease was primarily driven by three factors. The first was a decrease in payroll costs of approximately $197,000 attributable to staffing reductions completed in October 1998. The second factor was a decrease of $161,000 in patent amortization and depreciation expense. This decrease relates primarily to a 1998 write down of capitalized patent costs related to a novel injector energy source. The third factor contributing to the decrease in general and administrative expenses for the period was a decrease of approximately $72,000 in travel expenses mainly due to reduced staffing in this department. Legal and business insurance expense also decreased by $72,000 related to planned spending reductions.

     Interest and other income decreased from approximately $292,000 in 1998 to approximately $66,000 in 1999, a decrease of $226,000. This decrease is attributable to reduced interest earnings on lower average cash reserves during 1999. Interest and other expense increased by $143,000 from $15,000 in 1998 to $158,000 in 1999 due primarily to a settlement of a product development dispute.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998

     Revenues decreased from approximately $3,717,000 in 1997 to approximately $2,699,000 in 1998, a decrease of approximately 27%. This decrease was primarily due to a decrease in licensing and development fee income of approximately $1,503,000 or 74% offset in part by an increase in product sales of approximately $485,000 or 29%. Product sales include sales of injectors, related parts and disposable components, repairs and freight. The total number of devices sold increased from 3,391 in 1997 to 4,178 in 1998, an increase of 23%, and revenue from the sale of disposable parts increased 63%.

     The product sales increase is due primarily to the increased sales in the human growth hormone market. The increase was offset in part by lower sales in the domestic insulin market following a reduction in sales efforts in this area. The increase in disposable parts revenue is primarily due to the increase in device sales in the human growth hormone market.

     Licensing and development fee income decreased primarily due to completion in December 1997 of a two year product development funding contract with Becton Dickinson Company. We expect that licensing and development fee income will continue to fluctuate on a quarter to quarter basis, depending on a number of factors including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since we do not recognize project based fee income until related development work has been performed, quarterly results will fluctuate with the timing of our research and development efforts.

     The product sales increase is due primarily to the increased sales in the human growth hormone market. The increase was offset in part by lower sales in the domestic insulin market following a reduction in sales efforts in this area. The increase in disposable parts revenue is primarily due to the increase in device sales in the human growth hormone market.

     Cost of sales increased from approximately $1,221,000 in 1997 to approximately $1,854,000 in 1998, an increase of approximately 52%. This increase relates primarily to an increase in the amount of product sold in 1998 along with higher overall manufacturing overhead. Manufacturing overhead increased primarily due to increased scrap, depreciation and compensation expense. A majority of the approximately $100,000 increase in scrap expense relates to the discontinuance of an older product line and the cost to relieve inventory of certain parts. The depreciation expense increase is primarily due to the introduction of certain new product tooling. Compensation expense increased due to scale up efforts in anticipation of a large order from Schering Plough that did not materialize.

     Research and development expenses increased from approximately $2,413,000 in 1997 to approximately $3,517,000 in 1998, an increase of approximately 46%. This increase is mainly due to the purchase of proprietary needle based injection technology from Elan Corporation, plc.

     Sales and marketing expenses decreased from approximately $1,540,000 in 1997 to approximately $948,000 in 1998, a decrease of approximately 38%. Reduced expenses in the sales and marketing program reflect our planned reduction in sales efforts in the U.S. insulin market. This reduction was initiated in late 1997 and is consistent with our long term strategy of selling our products through pharmaceutical and medical products companies.

     General and administrative expenses increased from approximately $1,983,000 in 1997 to approximately $2,427,000 in 1998, an increase of approximately $444,000 or 22%. This increase was primarily driven by three factors. The first is an increase of $173,000 related to on-going quality assurance efforts and non-recurring expenses incurred in the ISO certification process completed in June 1998. The second factor is an increase of $157,000 in depreciation and patent amortization expense. This increase relates primarily to a patent amortization charge in the fourth quarter following the suspension of development activities relating to a novel injector energy source. Activities on this project were temporarily suspended after improvements on coil spring designs became available. Management believes the novel energy source has certain features which may be valuable in future generation injection systems and therefore will continue to monitor the recoverability of the remaining patent asset on an ongoing basis. A third major factor contributing to the increase in general and administrative expenses for the period is an expense of $75,000 relating to our repurchase of certain distributor rights in the human growth hormone market from one of our distributors. The repurchase of these rights has allowed us to sign a new agreement that is expected to generate fee income and has begun to result in product sales.

     Interest and other income decreased from approximately $505,000 in 1997 to approximately $292,000 in 1998, a decrease of approximately $213,000. This decrease is attributable to reduced interest earnings on lower average cash reserves during 1998.

Liquidity and Capital Resources

     Our cash decreased from approximately $2,852,000 on December 31, 1998 to approximately $85,000 at December 31, 1999. The decrease is primarily due to a net loss of approximately $3,703,000 and fixed asset purchases of approximately $303,000 offset in part by a sale of preferred stock to Bio-Technology General Corporation, non-cash depreciation and amortization expenses, and by accelerated collections on accounts receivable balances at the end of 1999.

     During the year ended December 31, 1999, cash used to fund operating activities was approximately $2,633,000. The major components of this amount included a net loss of approximately $3,703,000 and a decrease in deferred revenue of approximately $216,000, offset by depreciation and amortization totaling approximately $461,000, loss on disposal of assets of approximately $174,000, decrease in accounts receivable, inventories and prepaid expense of approximately $108,000, $163,000, and $29,000, respectively, along with increases in accounts payable and accrued liabilities of $87,000 and $234,000, respectively. Net cash used in investing activities totaled approximately $378,000 principally due to additions to fixed assets of approximately $303,000, and an additional investment in patent rights totaling approximately $75,000. Net cash provided by financing activities totaled approximately $244,000, resulting primarily from the issuance of convertible preferred stock for $250,000.

     Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. Our Auditors Report has a going concern qualification raising doubt about our ability to continue as a viable company. We incurred net losses of approximately $2,972,000, $5,769,000 and $3,703,000 in 1997, 1998 and 1999, respectively. In addition, we incurred net losses and have had negative cash flows from operating activities since inception.

     We expect to report a net loss for the year ending December 31, 2000 as we continue to incur marketing and development costs related to bringing future generations of products to market. Our long term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

     To continue our existence, we will be required to raise additional working capital or merge with another entity or both. We currently anticipate the business combination transaction with Permatec Holding AG, discussed in Notes 2 and 13(b), will be consummated. The business combination is contingent on the parties raising $10 million to fund both operations after closing of the transaction. If the Permatec business combination does not occur, a note payable, incurred in conjunction with the anticipated transaction, will be payable in full December 31, 2000, and we will need to seek other sources of capital or pursue other business combinations. We can provide no assurance that we will ever become profitable or that we will be able to raise additional capital, on terms acceptable to us, or at all.

     Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern

Impact of the Year 2000

     Based on our assessment of operations through March 15, 2000, we have not experienced any significant Year 2000 issues. We will continue to monitor areas of concern throughout the Year 2000 transition period as additional information becomes available. There can be no assurance that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal operating systems, which are composed primarily of third party software and hardware technology, or by the inability of our vendors or customers to correct their Year 2000 issues. The majority of our current standard product lines and manufacturing equipment are not date sensitive and therefore are not directly affected by the Year 2000 issues.

Stock Option Repricing

     On July 21, 1998, our Board of Directors approved the repricing of all outstanding options held by employees, other than our Chief Executive Officer, which had an exercise price greater than $7.20 per share. This repricing action reduced the exercise price to $7.20 per share for stock option agreements representing approximately 100,000 shares which had exercise prices ranging from $7.80 to $25.00. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 8, 1998, our Board of Directors approved the repricing of one stock option agreement held by our Chief Executive Officer, which had an exercise price of $26.90 per share. This option agreement totals 80,000 shares and its exercise price was reduced to $7.20 per share. Following the repricing, all other terms and conditions of this option agreement were unchanged, including its vesting schedule.

     On May 20, 1999, our Board of Directors approved the repricing of all outstanding Non-Qualified Stock Options held by our directors which had an exercise price greater than $3.50 per share. This repricing action reduced the exercise price to $3.50 per share for Non-Qualified Stock Option Agreements representing approximately 24,115 shares which had exercise prices ranging from $9.05 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 21, 1999, our Board of Directors approved the repricing of all outstanding Qualified and Non-Qualified Stock Options, as of January 3, 2000, held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements, representing approximately 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

Recent Developments

     In January 2000, we signed a non-binding letter of intent with Permatec Holding AG, a privately-held drug delivery company located in Basel, Switzerland, to combine operations. Under the terms of the letter of intent, the parties are currently negotiating the purchase of certain Permatec subsidiaries by us in exchange for up to approximately 60% of our Common Stock. Permatec is owned by Jacques Gonella, an entrepreneur and founder of Jago Pharma, now part of SkyePharma plc. Permatec develops and licenses certain pharmaceutical formulation technologies, including transdermal patches and topical gels. In January and March 2000, Permatec invested a total of $500,000 in a Medi-Ject convertible note, which will convert to common stock at the completion of the business combination. If the Permatec transaction does not close, the note will be payable in full on December 31, 2000.

     In February 2000, we signed an agreement with Chronimed for distribution of our needle-free injection devices and supplies to the U.S. diabetes market. Chronimed is a publicly-held, diversified healthcare company that develops, markets and distributes pharmaceuticals, medical products and other specialized services for people with long-term conditions such as diabetes, HIV/AIDS, organ transplants and select diseases treated with self-injectable drugs. The distribution agreement is with Home Service Medical & Pharmacy (HSM), the direct marketing division of Chronimed, which sells medical supplies and prescription drugs to the consumer through mail order catalogs.

New Accounting Pronouncements

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for the year ending December 31, 2001, will require derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. At the present time, we have not yet made a determination of the impact the adoption will have on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt the new standard beginning with the second quarter of fiscal 2000. The impact of adoption on our financial statements is not yet quantifiable.

Item 7(a).    MARKET RISK ASSESSMENT

     Under Items 305(b) and 9A of Regulation S-K, we believe that we have no material exposure to market risks. All foreign sales are denominated and transacted in U.S. dollars and our outstanding shares of convertible preferred stock have either a fixed coupon rate or are non-interest bearing.

Item 8.  FINANCIAL STATEMENTS.


                              MEDI-JECT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.....................................................................................20

Balance Sheets as of December 31, 1998 and 1999..................................................................21

Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999....................................22

Statements of Shareholders' Equity for the Years Ended December 31, 1997,
  1998 and 1999..................................................................................................23

Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999....................................24

Notes to Financial Statements....................................................................................25

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Medi-Ject Corporation:


     We have audited the accompanying balance sheets of Medi-Ject Corporation (the Company) as of December 31, 1998 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Ject Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 13(b) to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 13(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     KPMG LLP

Minneapolis, Minnesota
February 18 , 2000

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                        1998            1999
                                                                                    ------------    ------------
                              ASSETS
Current Assets:
         Cash ...................................................................   $  2,852,285    $     85,136
         Accounts receivable, less allowances for doubtful accounts of
           $25,000 and $25,000, respectively ....................................        275,694         167,301
         Inventories ............................................................        592,185         429,472
         Prepaid expenses and other assets ......................................         52,006          23,263
                                                                                    ------------    ------------
                                                                                       3,772,170         705,172
                                                                                    ------------    ------------

Equipment, furniture and fixtures, net ..........................................      1,278,456       1,002,554
                                                                                    ------------    ------------

Patent rights, net ..............................................................        283,805         302,410
                                                                                    ------------    ------------

                                                                                    $  5,334,431    $  2,010,136
                                                                                    ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable .......................................................   $    250,512    $    337,927
         Accrued expenses and other liabilities .................................        236,191         551,104
         Deferred revenue .......................................................        216,000            --
         Capital lease obligations - current maturities .........................          1,721            --
         Note payable obligations - current maturities ..........................           --            14,156
                                                                                    ------------    ------------
                                                                                         704,424         903,187
                                                                                    ------------    ------------

Note payable, less current maturities ...........................................           --            54,094

Shareholders' equity:
     Preferred Stock:  $0.01 par; authorized 1,000,000 shares:
         Series A Convertible Preferred Stock:  $0.01 par; authorized
           10,000 shares; 1,000 issued and outstanding at
           December 31, 1998 and 1999, aggregate liquidation
           preference of $1 million .............................................             10              10
         Series B Convertible Preferred Stock:  $0.01 par; authorized 250 shares;
           250 issued and outstanding at December 31, 1999, aggregate liquidation
           preference of $250,000 ...............................................           --                 3
     Common Stock: $0.01 par; authorized 3,400,000 shares;
           1,424,752 and 1,424,729 issued and outstanding at
           December 31, 1998 and 1999, respectively .............................         14,247          14,247
     Additional paid-in capital .................................................     24,911,694      25,186,430
     Accumulated deficit ........................................................    (20,295,944)    (24,147,835)
                                                                                    ------------    ------------
                                                                                       4,630,007       1,052,855
                                                                                    ------------    ------------

Commitments (Notes 4, 5 and 6)
                                                                                    $  5,334,431    $  2,010,136
                                                                                    ============    ============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                       1997           1998           1999
                                                   -----------    -----------    -----------
Revenues:
      Sales ....................................   $ 1,686,588    $ 2,171,881    $ 2,100,735
      Licensing & product development ..........     2,030,435        527,364      1,381,127
                                                   -----------    -----------    -----------
                                                     3,717,023      2,699,245      3,481,862
                                                   -----------    -----------    -----------


Operating Expenses:
      Cost of sales ............................     1,221,051      1,853,715      1,785,464
      Research and development .................     2,413,366      3,516,856      2,417,779
      Sales and marketing ......................     1,539,504        947,866      1,058,364
      General and administrative ...............     1,983,024      2,426,639      1,831,229
                                                   -----------    -----------    -----------
                                                     7,156,945      8,745,076      7,092,836
                                                   -----------    -----------    -----------

Net operating loss .............................    (3,439,922)    (6,045,831)    (3,610,974)
                                                   -----------    -----------    -----------

Other income (expense):
      Interest and other income ................       505,295        291,521         66,018
      Interest and other expense ...............       (37,140)       (15,154)      (158,483)
                                                   -----------    -----------    -----------
                                                       468,155        276,367        (92,465)
                                                   -----------    -----------    -----------

Net loss .......................................    (2,971,767)    (5,769,464)    (3,703,439)

Preferred stock dividends ......................          --          (14,246)      (148,452)
                                                   -----------    -----------    -----------

Net loss applicable to common shares ...........   $(2,971,767)   $(5,783,710)   $(3,851,891)
                                                   ===========    ===========    ===========

Basic and diluted net loss per common share ....   $     (2.12)   $     (4.07)   $     (2.70)
                                                   ===========    ===========    ===========

Basic and diluted weighted average common shares
      outstanding ..............................     1,402,140      1,421,066      1,424,731


See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         Convertible Preferred Stock
                                             -----------------------------------------------------
                                                    Series A                    Series B                     Common stock
                                             ------------------------   --------------------------    ----------------------------
                                               Shares       Amount         Shares         Amount          Shares          Amount
                                             ---------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1996 ...............        --     $       --             --     $       --        1,385,127    $     13,851
   Exercise of  stock options and warrants        --             --             --             --           29,191             292
   Compensation expense, stock options ...        --             --             --             --             --              --
   Net loss ..............................        --             --             --             --             --              --
                                             ---------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1997 ...............        --             --             --             --        1,414,318          14,143
   Issuance of Series A preferred stock ..       1,000             10           --             --             --              --
   Dividends payable on preferred stock ..        --             --             --             --             --              --
   Financing cost ........................        --             --             --             --             --              --
   Exercise of stock options and warrants         --             --             --             --           10,434             104
   Compensation expense, stock options ...        --             --             --             --             --              --
   Net loss ..............................        --             --             --             --             --              --
                                             ---------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1998 ...............       1,000             10           --             --        1,424,752          14,247
   Issuance of Series B preferred stock ..        --             --              250              3           --              --
   Dividends payable on preferred stock ..        --             --             --             --             --              --
   Financing cost ........................        --             --             --             --             --              --
   Redemption of fractional shares .......        --             --             --             --              (23)           --
   Compensation expense, stock options ...        --             --             --             --             --              --
   Net loss ..............................        --             --             --             --             --              --
                                             ---------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999 ...............       1,000   $         10            250   $          3      1,424,729    $     14,247
                                             =========   ============   ============   ============   ============    ============

                                              Additional
                                               paid-in        Accumulated
                                               capital          deficit          Total
                                             ------------    ------------    ------------
Balance, December 31, 1996 ...............   $ 23,646,292    $(11,540,467)   $ 12,119,676
   Exercise of  stock options and warrants        183,934            --           184,226
   Compensation expense, stock options ...          4,995            --             4,995
   Net loss ..............................           --        (2,971,767)     (2,971,767)
                                             ------------    ------------    ------------
Balance, December 31, 1997 ...............     23,835,221     (14,512,234)      9,337,130
   Issuance of Series A preferred stock ..        999,990            --         1,000,000
   Dividends payable on preferred stock ..        (14,246)        (14,246)
   Financing cost ........................        (18,937)           --           (18,937)
   Exercise of stock options and warrants          64,476            --            64,580
   Compensation expense, stock options ...         30,944            --            30,944
   Net loss ..............................           --        (5,769,464)     (5,769,464)
                                             ------------    ------------    ------------
Balance, December 31, 1998 ...............     24,911,694     (20,295,944)      4,630,007
   Issuance of Series B preferred stock ..        249,997            --           250,000
   Dividends payable on preferred stock ..       (148,452)       (148,452)
   Financing cost ........................         (4,934)           --            (4,934)
   Redemption of fractional shares .......            (66)           --               (66)
   Compensation expense, stock options ...         29,739            --            29,739
   Net loss ..............................           --        (3,703,439)     (3,703,439)
                                             ------------    ------------    ------------
Balance, December 31, 1999 ...............   $ 25,186,430    $(24,147,835)   $  1,052,855
                                             ============    ============    ============


                 See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      -----------------------------------------
                                                                          1997           1998           1999
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
         Net loss .................................................   $(2,971,767)   $(5,769,464)   $(3,703,439)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization ............................       326,065        596,727        461,343
         Loss on disposal and abandonment of assets ...............        17,079          9,445        173,682
         Interest on marketable debt securities ...................      (246,813)      (176,086)          --
         Compensation expense .....................................         4,995         30,944         29,739
         Changes in operating assets and liabilities:
           Accounts receivable ....................................      (223,193)       485,254        108,393
           Inventories ............................................       (45,742)      (195,113)       162,713
           Prepaid expenses and other assets ......................        15,094         19,489         28,743
           Accounts payable .......................................       (31,698)       (71,246)        87,415
           Accrued liabilities ....................................        48,330       (157,831)       233,921
           Deferred revenue .......................................       (14,019)       216,000       (216,000)
                                                                      -----------    -----------    -----------
Net cash used in operating activities .............................    (3,121,669)    (5,011,881)    (2,633,490)
                                                                      -----------    -----------    -----------

Cash flows from investing activities:
         Purchases of marketable securities .......................    (6,975,059)    (2,729,831)          --
         Proceeds from sales of marketable securities .............     5,148,666      6,443,400           --
         Purchases of equipment, furniture and fixtures ...........      (859,373)      (516,186)      (302,743)
         Proceeds from sale of equipment, furniture & fixtures ....          --            2,200           --
         Payments for patent rights ...............................       (77,790)      (119,828)       (74,985)
                                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities ...............    (2,763,556)     3,079,755       (377,728)
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
              Proceeds from note payable ..........................          --             --           72,425
         Principal payments on capital lease obligations ..........        (7,083)        (1,721)
         Principal payments on note payable obligations ...........          --             --           (4,175)
         Proceeds from issuance of common stock, net ..............       184,226         64,580           --
         Redemption of fractional shares ..........................          --             --              (66)
         Proceeds from issuance of convertible preferred stock, net          --          981,063        245,066
         Payment of dividends and related tax liability ...........          --             --          (67,460)
         Principal payments on notes payable ......................       (96,097)          --             --
                                                                      -----------    -----------    -----------
Net cash provided by financing activities .........................        55,836      1,038,560        244,069
                                                                      -----------    -----------    -----------

Net decrease in cash and cash equivalents .........................    (5,829,389)      (893,566)    (2,767,149)
Cash and cash equivalents:
         Beginning of year ........................................     9,575,240      3,745,851      2,852,285
                                                                      -----------    -----------    -----------
         End of year ..............................................   $ 3,745,851    $ 2,852,285    $    85,136
                                                                      ===========    ===========    ===========

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999




1.   Description of Business and Summary of Significant Accounting Policies

Business

     We are primarily a manufacturer and distributor of needle-free and small-needle injection devices and disposables for the injection of insulin and human growth hormone. Products are sold throughout the United States, Europe, the Middle East, and Asia.

Net Loss Per Share

     Basic EPS is computed by dividing net income or loss available to Common Shareholders by the weighted-average number of Common Shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common Stock. For the years ended December 31, 1997, 1998 and 1999, the effects of potential Common Shares were excluded from the calculation of diluted EPS because their effect was antidilutive.

Cash Equivalents

     We consider highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

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

Licensing and Product Development Revenue Recognition

      Licensing and product development revenue is recognized when underlying performance criteria for payment have been met and we have an unconditional right to such payment. Depending on a license or product development agreement's terms, recognition criteria may be satisfied upon achievement of milestones, passage of time, or product sales by the licensee. Payments we receive in excess of amounts earned are classified as deferred revenue.

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

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

Product Warranty

     We recognize the estimated cost of warranty obligations to our customers at the time the products are shipped.

Research and Development

     All of our sponsored research and development expenses related to both present and future products are expensed as incurred.

Patent Rights

     We capitalize the cost of obtaining patent rights. These capitalized costs are amortized on a straight-line basis over seven years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Recoverability of such patent assets is evaluated on a quarterly basis.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

Fair Value of Financial Instruments

     All financial instruments are carried at amounts that approximate estimated fair value.

Advertising Expense

     Advertising expense (including production and communication costs) for 1997, 1998 and 1999 was $333,515, $201,521 and $342,627, respectively.
Production costs related to advertising are expensed as incurred.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

New Accounting Pronouncements

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for the year ending December 31, 2001, will require derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. At the present time, we have not yet made a determination of the impact the adoption will have on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt the new standard beginning with the second quarter of fiscal 2000. The impact of adoption on our financial statements is not yet quantifiable.

2.   Going Concern

     Our accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. We incurred net losses of approximately $2,972,000, $5,769,000 and $3,703,000 in 1997, 1998
and 1999, respectively. In addition, we incurred net losses and have had negative cash flows from operating activities since inception.

     We expect to report a net loss for the year ending December 31, 2000, as we continue to incur marketing and development costs related to bringing future generations of products to market. Our long term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from the sales of products.

     To continue our existence, we will be required to raise additional working capital or merge with another entity. We currently anticipate the business combination transaction with Permatec Holdings, AG, discussed in Note 13(b) will be consummated. The business combination is contingent on the parties raising $10 million to fund both operations after closing of the transaction. If the business combination transaction does not occur, we will seek other sources of capital, or pursue other business combinations. We can provide no assurance that we will ever become profitable or that we will be able to raise additional capital, on terms acceptable to us, or at all.

     Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

3.   Composition of Certain Financial Statement Captions

                                                       December 31,
                                                --------------------------
                                                    1998           1999
                                                -----------    -----------
Inventories:
     Raw material ...........................   $   132,884    $   219,903
     Work-in-process ........................        95,157         60,998
     Finished goods .........................       364,144        148,571
                                                -----------    -----------
                                                $   592,185    $   429,472
                                                ===========    ===========
Equipment, furniture and fixtures:
     Furniture, fixtures and office equipment   $   933,296    $ 1,392,568
     Production equipment ...................     1,518,675      1,014,310
     Less accumulated depreciation ..........    (1,173,515)    (1,404,324)
                                                -----------    -----------
                                                $ 1,278,456    $ 1,002,554
                                                ===========    ===========
Patent rights:
     Patent rights ..........................   $   542,628    $   617,612
     Less accumulated amortization ..........      (258,823)      (315,202)
                                                -----------    -----------
                                                $   283,805    $   302,410
                                                ===========    ===========
Accrued expenses and other liabilities:
     Product warranty and returns ...........   $    56,000    $    50,000
     Payroll ................................        34,715         46,326
     Inventory purchases received ...........        29,877        107,131
     Legal and patent fees ..................          --           32,146
     Other ..................................       101,353         87,269
     Dividend payable .......................        14,246         95,238
     Product development dispute settlement .          --          132,994
                                                -----------    -----------
                                                $   236,191    $   551,104
                                                ===========    ===========


4.   Leases

     We have a non-cancelable operating lease for our office and manufacturing facility that expires in April 2002. This lease requires us to pay all executory costs such as maintenance and property taxes.

     Lease expense incurred for the years ended December 31, 1997, 1998 and 1999 was $161,339, $214,093 and $243,674, respectively.

Future minimum lease payments are as follows as of December 31, 1999:

2000............................................     $   258,543
2001............................................         278,833
2002............................................          98,508
2003............................................              --
                                                     -----------
                                                     $   635,884
                                                     ===========

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

5.       Note Payable

     We are obligated under a non-cancelable 48-month lease for information system software classified as a note payable. The lease calls for monthly payments of $2,275 with an expiration date of August 2003. Upon payment of a $1.00 buy-out fee, we retain ownership of the software.
The note payable consists of the following:

    Secured note payable, imputed interest at 18.33%..........    $    68,250
    Current maturities .......................................        (14,156)
                                                                  -----------
    Note payable, less current maturities.....................    $    54,094
                                                                  ===========

     Future minimum note payments are as follows as of December 31, 1999:

                        2000             $    27,302
                        2001                  27,302
                        2002                  27,302
                        2003                  18,201
                                         -----------
                                         $   100,107
                                         ===========

6.       Agreement Restructuring

     (a) Becton Dickinson Agreement

     On February 8, 1999, we executed an agreement with Becton Dickinson to restructure the original agreement entered into in January 1996. The original agreement involved a strategic alliance with Becton Dickinson that included an exclusive Development and Licensing Agreement, which provided Becton with marketing and manufacturing rights to our products and technology. The revised agreement is based upon the realization of both parties that the MJ-7 product and its disposable components would not fulfill the marketing or manufacturing requirements of Becton Dickinson. Under the terms of the new agreement, we are free to market the MJ-7 insulin injector and manufacture disposables in exchange for a royalty on sales. Becton Dickinson retains an option that allows it, for a limited time, to negotiate for marketing rights for a future generation MJ-8 injector and a similar option to negotiate for the right to manufacture disposables under certain conditions.

     (b) Schering-Plough Contract

     In March 1999, we signed an agreement with Schering-Plough Corporation to settle mutual obligations under a contract dated January 20, 1998. The original agreement called for an exclusive sales arrangement where we would sell our products to Schering-Plough for distribution with its drug Intron-A. Schering-Plough agreed to pay us an undisclosed sum in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses.

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

7.       Income Taxes

     We incurred losses for both book and tax purposes in each of the years in the three year period ended December 31, 1999, and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1997, 1998 and 1999 as follows:

                                                          1997             1998              1999
                                                        --------          -------           -------
Statutory federal income tax rate ...................     (34.0)%          (34.0)%           (34.0)%
Valuation allowance increase.........................      35.7             39.0              43.0
State income taxes, net of federal benefit...........      (2.0)            (3.6)             (5.0)
Research and experimentation credit..................       --               (1.6)            (4.6)
Other................................................       0.3              0.2               0.6
                                                         -------          -------           -------
                                                            0.0%             0.0%              0.0%
                                                         =======          =======           =======

Deferred tax assets as of December 31, 1998 and 1999 consist of the following:

                                                              1998                     1999
                                                         ------------             -------------
     Inventory reserve...............................    $     18,000             $      31,000
     Net operating loss carryforward.................       7,383,000                 8,717,000
     Research credit carryforward....................         372,000                   544,000
     Other...........................................         109,000                   181,000
                                                         ------------             -------------
                                                            7,882,000                 9,473,000
Less valuation allowance.............................      (7,882,000)               (9,473,000)
                                                         -------------            --------------
                                                         $          0             $           0
                                                         ============             =============

     At December 31, 1999, we had net operating loss carryforwards ("NOL") of approximately $23,000,000 for federal income tax purposes which if unused will begin to expire in 2009. Additionally, the Company had research credit carryforwards of approximately $544,000.

      The net operating loss is subject to annual limitation as defined by
Section 382 of the Internal Revenue Code. The annual limitation for utilization of the net operating loss carryforwards is approximately $750,000. Subsequent equity changes could further limit the net operating losses available in particular, the proposed transaction described in Notes 2 and 13(b) will further limit net operating losses availability.

8.       Shareholders' Equity

Authorized Shares

     At December 31, 1999, the total number of shares authorized for all classes of stock was 4,400,000 shares: 3,400,000 common shares and 1,000,000 preferred shares with 10,000 preferred shares designated as Series A and 250 preferred shares designated as Series B. The authorized common share figure has been adjusted for a one for five reverse stock split effective on January 28, 1999. The reverse stock split had no effect on the authorized preferred shares.

 Reverse Stock Split

     On January 28, 1999, we declared a one-for-five reverse stock split of our outstanding Common Stock, applicable to shareholders of record at close of trading on January 28, 1999. After the reverse split, we had

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

1,424,752 shares of common stock outstanding. All common share and per share amounts in this report have been retroactively restated to give effect to this reverse stock split.

Series A Convertible Preferred Stock

     On November 10, 1998, we sold 1,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 56,000 shares of common stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carries a 10% dividend which is payable semi-annually. In addition to the stated 10% dividend, we are also obligated to pay foreign tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends since they are non-recoverable. The Series A is redeemable at our option at any time and is convertible into common stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. Under certain limited circumstances where certain conditions fail to be met, the Series A may be converted at our election within 30 days of the second anniversary of the date of issuance at the market price of the Common Stock at such time. The warrants to purchase Common Stock may be exercised at any time prior to November 10, 2005, at a price of $15.00 per share. The proceeds from the sale of these securities were used primarily to fund the purchase of certain technology from Elan Corporation.

Series B Convertible Preferred Stock

     On December 22, 1999, we sold 250 shares of Series B Convertible Preferred Stock ("Series B") to Bio-Technology General Corp. for total consideration of $250,000. The Series B does not carry a stated dividend rate. The Series B will convert to Common Stock on the latter of (i) the date of occurrence of Permissible Conversion Events or (ii) June 30, 2001. The Permissible Conversion Events are a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. The conversion price will be the lower of
(i) the average of the closing prices per share of our Common Stock for the twenty (20) consecutive trading days immediately preceding the conversion date, or (ii) $2.50 per share. The Series B has certain preference rights over holders of Common Stock and is subordinated to Series A. The proceeds from the sale of these securities were used primarily for working capital.

Stock Option Repricing

     On July 21, 1998, our Board of Directors approved the repricing of all outstanding options held by employees, other than our Chief Executive Officer and directors which had an exercise price greater than $7.20 per share. This repricing action reduced the exercise price to $7.20 per share for stock option agreements representing approximately 100,000 shares which had exercise prices ranging from $7.80 to $25.00. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 8, 1998, our Board of Directors approved the repricing of one stock option agreement held by our Chief Executive Officer, which had an exercise price of $26.90 per share. This option agreement totals 80,000 shares and its exercise price was reduced to $7.20 per share. Following the repricing, all other terms and conditions of this option agreement were unchanged, including its vesting schedule.

     On May 20, 1999, our Board of Directors approved the repricing of all outstanding Non-Qualified Stock Options held by our directors which had an exercise price greater than $3.50 per share. This repricing action reduced the exercise price to $3.50 per share for Non-Qualified Stock Option Agreements representing approximately 24,115 shares which had exercise prices ranging from $9.05 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

     On December 21, 1999, our Board of Directors approved the repricing of all outstanding Qualified and Non-Qualified Stock Options, as of January 3, 2000, held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements, representing approximately 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     No compensation expense has been recorded for these repricings since the adjusted exercise price equaled or exceeded the market price of the underlying stock at the date of repricing.

Stock Options and Warrants

     Our stock option plans allow for the grants of options to officers, directors, consultants and employees to purchase up to 369,010 shares of Common Stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and vest in varying periods.

Stock option and warrant activity is summarized as follows:

                                                                                               Weighted
                                                                             Number            average
                                                                           of Shares            prices
                                                                          -----------        -----------
Outstanding at December 31, 1996.......................................       706,677              25.15
    Granted............................................................       121,700              22.25
    Exercised..........................................................       (29,190)              6.50
    Canceled...........................................................       (19,141)             22.35
                                                                          -----------        -----------
Outstanding at December 31, 1997.......................................       780,046              25.40
    Granted............................................................       301,190               8.40
    Exercised..........................................................       (10,434)              6.23
    Canceled...........................................................      (210,684)             19.47
                                                                          -----------             ------
Outstanding at December 31, 1998.......................................       860,118        $     21.11
    Granted ...........................................................        74,215        $      2.73
    Exercised .........................................................            --                 --
    Canceled ..........................................................       (85,483)       $      9.45
                                                                          -----------        -----------
Outstanding at December 31, 1999.......................................       848,850        $     20.68
                                                                          ===========        ===========

The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range:

--------------------- --------------------------------------------------------- --------------------------------------
                                            Outstanding                                      Exercisable
--------------------- --------------------------------------------------------- --------------------------------------
                                          Weighted Average
                       Number of Shares     Remaining Life    Weighted Average                       Weighted Average
    Price Range          Outstanding          In Years        Exercise Price    Number Exercisable    Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Pursuant to Option
Plans:
$ 1.75 to 3.50                88,313              8.5               $2.86              31,413           $   3.04
  6.55 to 9.40               152,714              6.5                7.20              85,454               7.11
14.70 to 25.00                40,243              4.9               21.71              29,443              20.90
                             -------                                                  -------
                             281,270              6.9                7.91             146,310               9.01
                             =======                                                  =======
Warrants:
$2.40 to 23.00               142,772              5.9              $18.39             142,772             $18.39
29.55 to 33.00               424,807              5.6               29.91             424,807              29.91
                             -------                                                  -------
                             567,579              5.7               27.01             567,579              27.01
                             =======                                                  =======
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

     We apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, our net loss and loss per share would have increased to the pro-forma amounts shown below:

                                                              1997              1998             1999
                                                              ----              ----             ----
Net loss applicable to common shareholders:
     As reported.....................................     $(2,971,767)     $(5,783,710)      $(3,851,891)
     Pro forma.......................................     $(3,672,000)     $(6,667,938)      $(4,591,675)
Net loss per common share:
     As reported.....................................     $(2.12)          $(4.07)           $(2.70)
     Pro forma.......................................     $(2.62)          $(4.69)           $(3.22)

     The per share weighted-average fair value of stock based awards granted during 1997, 1998 and 1999 is estimated as $17.15, $9.19 and $1.82 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              1997              1998             1999
                                                              ----              ----             ----
Risk-free interest rate..............................         6.0%              5.5%             5.5%
Annualized volatility................................         99%               100%             100%
Weighted average expected life, in years.............         5.0               5.0              5.0
Expected dividend yield..............................         0.0%              0.0%             0.0%

9.       Employee Savings Plan

     We have an employee savings plan that covers all employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 20% of their compensation into the plan. At the discretion of the Board of Directors, we may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee's salary, or both. No elective contributions have been made for the years ended December 31, 1997, 1998 and 1999.

10.      Supplemental Disclosures of Cash Flow Information

     Cash paid for interest during the years ended December 31, 1997, 1998 and 1999 was $9,339, $1,398 and $4,427, respectively.

     Cash paid for taxes during the years ended December 31, 1997, 1998 and 1999 was $300, $2,758 and $700 respectively.

11.      Additional Sales Information

     We are primarily a manufacturer and distributor of needle-free and small-needle injection devices and disposables for the injection of insulin and human growth hormone. For reporting purposes, these operations are considered to be one segment.

     International sales for the years ended 1997, 1998, and 1999 were approximately 52%, 74%, and 68%, respectively of total sales. International sales by country are summarized as follows:

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

International Sales Revenue:                                   1997            1998            1999
                                                          -------------   -------------   ------------
Europe (primarily Germany)...........................     $     759,168   $   1,173,364   $  1,041,661
Other (primarily Asia)...............................           113,044         440,923        390,152
                                                          -------------   -------------   ------------
    Total............................................     $     872,212   $   1,614,287   $  1,431,813
                                                          =============   =============   ============

    The following summarizes significant customers comprising 10% or more of our customer sales and outstanding accounts receivable as of and for the years ended:

Significant Customer Revenue:                                  1997            1998            1999
                                                          -------------   -------------   ------------
Ferring .............................................     $     632,004   $   1,095,779   $    945,173
JCR .................................................            43,902         365,388        269,393

Significant Customer Receivable Balances:                      1997            1998            1999
                                                          -------------   -------------   ------------
Ferring .............................................     $     230,379   $      71,911   $     69,127
JCR .................................................                 0          20,531          4,428

12.      Quarterly Financial Data (unaudited)

                                                   First             Second            Third            Fourth
                                                   -----             ------            -----            ------
1998:
Total revenues                                   $   912,973       $   755,517       $   687,548      $   343,207
Net loss                                            (845,556)       (1,074,888)       (1,262,042)      (2,601,224)
Net loss applicable to common shares                   (.60)             (.76)             (.89)           (1.83)
Weighted average shares (1)                        1,414,318         1,420,287         1,424,752        1,424,752

1999:
Total revenues                                   $ 1,591,988       $   576,895       $   509,058      $   803,921
Net loss                                            (290,121)       (1,023,007)       (1,192,048)      (1,346,715)
Net loss applicable to common shares                   (.20)             (.72)             (.84)            (.95)
Weighted average shares (1)                        1,424,736         1,424,729         1,424,729        1,424,729

(1) Loss per Common Share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential Common Shares is anti-dilutive.


13.      Subsequent Events

(a)      Stock Option Repricing

     On December 21, 1999, our Board of Directors approved the repricing of all outstanding Qualified and Non-Qualified Stock Options, as of January 3, 2000, held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements representing approximately 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

(b)      Business Combination Agreement

     In January 2000, we signed a non-binding letter of intent with Permatec Holding AG, a privately-held drug delivery company located in Basel, Switzerland, to combine operations. Under the terms of the letter of intent, the

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

parties are currently negotiating the purchase of certain Permatec subsidiaries by us in exchange for up to approximately 60% of our Common Stock. Permatec is owned by Jacques Gonella, an entrepreneur and founder of Jago Pharma, now part of SkyePharma plc. Permatec develops and licenses certain pharmaceutical formulation technologies, including transdermal patches and topical gels. In January and March 2000, Permatec invested a total of $500,000 in a Medi-Ject convertible note, which will convert to common stock at the completion of the business combination. If the Permatec transaction does not close, the note will be payable in full on December 31, 2000.

     (c) Chronimed Distribution Agreement

     In February 2000, we signed an agreement with Chronimed for distribution of our needle-free injection devices and supplies to the U.S. diabetes market. Chronimed is a publicly-held, diversified healthcare company that develops, markets and distributes pharmaceuticals, medical products and other specialized services for people with long-term conditions such as diabetes, HIV/AIDS, organ transplants and select diseases treated with self-injectable drugs. The distribution agreement is with Home Service Medical & Pharmacy (HSM), the direct marketing division of Chronimed, which sells medical supplies and prescription drugs to the consumer through mail order catalogs.

     In this new distribution arrangement, Home Service Medical will take over all of our direct-to-patient sales of devices and disposable supplies for the U.S. diabetes market. We will retain retail pharmacy-based distribution as well as our existing online selling alliance with drugstore.com.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2000 Annual Meeting of Shareholders is incorporated by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers is set forth in
Part 1 of the Form 10-K under separate caption.


Item 11.      EXECUTIVE COMPENSATION

     The information included under the heading "Executive Compensation" in our Proxy Statement for our 2000 Annual Meeting of Shareholders is incorporated by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for our 2000 Annual Meeting of Shareholders is incorporated by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for our 2000 Annual Meeting of Shareholders is incorporated by reference.

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

     (3)  Item 601 Exhibits- see list of Exhibits below

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the fourth quarter of 1999.

(c)  Exhibits

     3.1  Second Amended and Restated Articles of Incorporation.(a)

     3.2  Second Amended and Restated Bylaws.(a)

     3.3  Certificate of Designations for Series A Convertible Preferred Stock

     3.4  Certificate of Designations for Series B Convertible Preferred Stock

     4.1  Form of Certificate for Common Stock.(a)

     4.2 Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

     4.3 Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

     4.4  Warrant, dated March 24, 1995, issued to Robert Fullerton.(a)

     4.5  Warrant, dated March 24, 1995, issued to Michael Trautner.(a)

     4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (filed herewith as Exhibit 10.7).(a)

     4.7  Warrant issued to Elan International Services, Ltd. on November 10,
          1998

     4.8  Warrant issued to Grayson & Associates, Inc. on September 23, 1999

     10.1 Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto.(a)

     10.3 Security Agreement, dated September 30, 1994, with Kelsey Lake Limited Partnership and Kerry Lake Company, a Limited Partnership.(a)

     10.4 Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999

     10.5 Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999

     10.6 Loan Agreement, dated December 22, 1995, with Ethical Holdings plc, including the related Promissory Note, dated December 22, 1995, issued to Ethical Holdings plc.(a)

     10.7 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company.(a)

    10.8* Employment Agreement, dated January 1, 1997, with Franklin Pass,
          MD.(c)

   10.8.1 Employment Agreement, dated December 21, 1999, with Franklin Pass,
          M.D.

    10.9* Employment Agreement, dated December 21, 1999 with Lawrence
          Christian

   10.10* Reserved.

   10.11* Employment Agreement, dated January 3, 1995, with Peter
          Sadowski.(a)

  10.11.1 Employment Agreement, dated December 21, 1999, with Peter Sadowski.

   10.12* 1993 Stock Option Plan.(a)

   10.13* Form of incentive stock option agreement for use with 1993 Stock
          Option Plan.(a)

   10.14* Form of non-qualified stock option agreement for use with 1993
          Stock Option Plan.(a)

   10.15* 1996 Stock Option Plan, with form of stock option agreement.(a)

   10.20+ Development and License Agreement with Becton Dickinson and
          Company, effective January 1, 1996 (terminated January 1, 1999). See
          Exhibit 10.24 (a)

    10.21 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997. (b)

   10.22* 1998 Stock Option Plan for Non-Employee Directors. (d)

   10.23* Letter consulting agreement dated February 20, 1998 with Geoffrey
          W. Guy. (d)

   10.24# Agreement with Becton Dickinson dated January 1, 1999

    10.25 Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998

   10.26# License & Development Agreement with Elan Corporation, plc, dated
          November 10, 1998

     23   Consent of KPMG LLP

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

     # Pursuantto Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.24 and 10.26 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

     (a) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.

     (b) Incorporated by reference to our Form 10-K for the year ended December 31, 1996.

     (c) Incorporated by reference to our Form 10-Q for the quarter ended March 31, 1997.

     (d) Incorporated by reference to our Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 30, 2000.

                                           MEDI-JECT CORPORATION


                                           /s/Franklin Pass, M.D.
                                           -----------------------------------
                                           Franklin Pass, MD
                                           President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

        Signature                                   Title
        ---------                                   -----

/s/Franklin Pass, M.D.           President, Chief Executive Officer and Director
-----------------------------    (principal executive officer)
Franklin Pass, M.D.


/s/Lawrence M. Christian         Vice President of Finance & Administration,
-----------------------------    Chief Financial Officer and Secretary
Lawrence M. Christian            (principal financial and accounting officer)

/s/Kenneth Evenstad              Director
-----------------------------
Kenneth Evenstad

/s/Geoffrey Guy                  Director
-----------------------------
Geoffrey Guy

/s/Fred Shapiro, M.D.            Director
-----------------------------
Fred Shapiro, M.D.

/s/Stanley Goldberg              Director
-----------------------------
Stanley Goldberg

/s/Karl Groth                    Director
-----------------------------
Karl Groth