Form 10-K405/A
period 1999-12-31
MEDI JECT CORP /MN/
filed 2000-05-01
CIK 1016169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission file number 0-20945

                              MEDI-JECT CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                   41-1350192
------------------------------          ---------------------------------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                    Identification Number)

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

                               YES   X       NO
                                  --------     --------

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


-----------------------------------------------------------------------------------------
                       Company                                    Market
-----------------------------------------------------------------------------------------
Ferring NV.......................................             Growth Hormone
                                                                 (Europe)
-----------------------------------------------------------------------------------------
JCR Pharmaceuticals Co., Ltd.....................             Growth Hormone
                                                                  (Japan)
-----------------------------------------------------------------------------------------
SciGen Pte Ltd...................................             Growth Hormone
                                                              (Asia/Pacific)
-----------------------------------------------------------------------------------------
Bio-Technology General Corporation ..............             Growth Hormone
                                                              (United States)
-----------------------------------------------------------------------------------------
Chronimed (February 2000)........................         Insulin - Direct Sales
                                                              (United States)
-----------------------------------------------------------------------------------------
drugstore.com ...................................          Insulin - E-Commerce
                                                              (United States)
-----------------------------------------------------------------------------------------
MediSense (Abbott Laboratories) .................         Insulin - Distribution
                                                             (Norway, Sweden)
-----------------------------------------------------------------------------------------
Beijing Wilcon, Ltd. ............................         Insulin - Distribution
                                                                  (China)
-----------------------------------------------------------------------------------------
Direct Trading International ....................         Insulin - Distribution
                                                             (Czech Republic)
-----------------------------------------------------------------------------------------
Prosamed ........................................         Insulin - Distribution
                                                                 (Germany)
-----------------------------------------------------------------------------------------
Organon, a division of Akzo Nobel................     Undisclosed Development Program
-----------------------------------------------------------------------------------------
Becton Dickinson and Company (1) ................    Manufacturing - All Applications
                                                                (worldwide)
-----------------------------------------------------------------------------------------
BioSante Pharmaceuticals ........................          DNA vaccine research
                                                                (worldwide)
-----------------------------------------------------------------------------------------

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

           Name               Age                  Position
           ----               ---                  --------

   Franklin Pass, M.D. ....    63    President, Chief Executive Officer and
                                     Chairman of the Board of Directors

   Lawrence Christian .....    57    Vice President, Finance and
                                     Administration, Chief Financial Officer
                                     and Secretary

   Peter Sadowski, Ph.D. ..    52    Executive Vice President and Chief
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

Item 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                          At December 31,
                                                   ----------------------------------------------------------
                                                    1995          1996         1997        1998        1999
                                                   -------      --------    ---------   ---------    --------
Balance Sheet Data:
     Cash and cash equivalents................     $    36      $ 11,039    $   7,283   $   2,852    $     85
     Working capital (deficit)................        (650)       11,187        7,804       3,068        (198)
     Total assets.............................       1,240        12,956       10,047       5,334       2,010
     Long-term liabilities, less current maturities    136             8            2           -          54
     Accumulated deficit......................      (9,302)      (11,540)     (14,512)    (20,296)    (24,148)
                                                   -------      --------    ---------   ---------    --------
     Total shareholders' equity (deficit).....     $   (74)     $ 12,120    $   9,337   $   4,630    $  1,053



                                                                      Year Ended December 31,
                                                   ----------------------------------------------------------
                                                    1995          1996         1997        1998        1999
                                                   -------      --------    ---------   ---------    --------
Statement of Operations Data:
     Sales....................................     $ 1,654      $  1,838    $   1,687    $  2,172    $  2,101
Licensing and product development.............         921         1,854        2,030         527       1,381
                                                   -------      --------    ---------    --------    --------
       Revenues...............................       2,575         3,692        3,717       2,699       3,482
                                                   -------      --------    ---------    --------    --------
     Cost of sales............................       1,049         1,136        1,221       1,854       1,786
     Research and development.................       1,195         2,585        2,413       3,517       2,418
Sales and marketing...........................         887         1,019        1,540         948       1,058
     General and administrative...............       1,237         1,397        1,983       2,426       1,831
                                                   -------      --------    ---------    --------    --------
       Operating expenses.....................       4,368         6,137        7,157       8,745       7,093
                                                   -------      --------    ---------     -------    --------
     Net operating loss.......................      (1,793)       (2,445)      (3,440)     (6,046)     (3,611)
     Net other income (expense)...............         (89)          207          468         276         (92)
                                                   -------      --------    ---------    --------    ---------
     Net loss.................................     $(1,882)     $ (2,238)   $  (2,972)   $ (5,770)   $ (3,703)
                                                   =======      =========   ==========   ========    ========

Net loss per common share (1), (2), (3) ......     $(43.03)     $  (4.22)   $   (2.12)   $  (4.07)  $   (2.70)
                                                   =======      =========   ==========   ========   ==========

Weighted average number of
common shares (3) ............................          44           530        1,402       1,421       1,425


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

Item 8.  FINANCIAL STATEMENTS.


                              MEDI-JECT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................20

Balance Sheets as of December 31, 1998 and 1999.......................................21

Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.........22

Statements of Shareholders' Equity for the Years Ended December 31, 1997,
  1998 and 1999.......................................................................23

Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.........24

Notes to Financial Statements.........................................................25

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



                                       KPMG LLP

Minneapolis, Minnesota
February 18, 2000

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS

                                                                                                     December 31,
                                                                                         -----------------------------------
                                                                                              1998                   1999
                                                                                         --------------           ----------
                              ASSETS
Current Assets:
         Cash ....................................................................       $    2,852,285        $     85,136
         Accounts receivable, less allowances for doubtful accounts of
           $25,000 and $25,000, respectively......................................              275,694             167,301
         Inventories..............................................................              592,185             429,472
         Prepaid expenses and other assets........................................               52,006              23,263
                                                                                         --------------        ------------
                                                                                              3,772,170             705,172
                                                                                         --------------        ------------

Equipment, furniture and fixtures, net............................................            1,278,456           1,002,554
                                                                                         --------------        ------------

Patent rights, net................................................................              283,805             302,410
                                                                                         --------------        ------------

                                                                                         $    5,334,431        $  2,010,136
                                                                                         ==============        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable............................................................... $      250,512        $    337,927
         Accrued expenses and other liabilities.........................................        236,191             551,104
         Deferred revenue...............................................................        216,000                  --
         Capital lease obligations - current maturities.................................          1,721                  --
         Note payable obligations - current maturities .................................             --              14,156
                                                                                         --------------        ------------
                                                                                                704,424             903,187
                                                                                         --------------        ------------

Note payable, less current maturities                                                                --              54,094

Shareholders' equity:
     Preferred Stock:  $0.01 par; authorized 1,000,000 shares:
         Series A Convertible Preferred Stock:  $0.01 par; authorized
           10,000 shares; 1,000 issued and outstanding at
           December 31, 1998 and 1999, aggregate liquidation
            preference of $1 million....................................................             10                  10
         Series B Convertible Preferred Stock:  $0.01 par; authorized 250 shares;
           250 issued and outstanding at December 31, 1999, aggregate liquidation
           preference of $250,000 ......................................................             --                   3
     Common Stock: $0.01 par; authorized 3,400,000 shares;
           1,424,752 and 1,424,729 issued and outstanding at
           December 31, 1998 and 1999, respectively.....................................         14,247              14,247
     Additional paid-in capital.........................................................     24,911,694          25,186,430
     Accumulated deficit................................................................    (20,295,944)        (24,147,835)
                                                                                         --------------        ------------
                                                                                              4,630,007           1,052,855
                                                                                         --------------        ------------

Commitments (Notes 4, 5 and 6)
                                                                                         $    5,334,431        $  2,010,136
                                                                                         ==============        ============

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

See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Convertible Preferred Stock
                                              ---------------------------------------------------------
                                                      Series A                     Series B                  Common stock
                                              -------------------------   ------------------------     -------------------------
                                                  Shares        Amount        Shares       Amount         Shares        Amount
                                              -------------   ---------   -------------  ---------     ----------    ------------
Balance, December 31, 1996 .................             --   $      --             --   $      --      1,385,127    $     13,851
   Exercise of  stock options and warrants .             --          --             --          --         29,191             292
   Compensation expense, stock options .....             --          --             --          --             --              --
   Net loss ................................             --          --             --          --             --              --
                                               ------------   ---------   ------------   ---------   ------------    ------------
Balance, December 31, 1997 .................             --          --             --          --      1,414,318          14,143
   Issuance of Series A preferred stock ....          1,000          10             --          --             --              --
   Dividends payable on preferred stock ....             --          --             --          --             --              --
   Financing cost ..........................             --          --             --          --             --              --
   Exercise of stock options and warrants ..             --          --             --          --         10,434             104
   Compensation expense, stock options .....             --          --             --          --             --              --
     Net loss ..............................             --          --             --          --             --              --
                                               ------------   ---------   ------------   ---------   ------------    ------------
Balance, December 31, 1998 .................          1,000          10             --          --      1,424,752          14,247
   Issuance of Series B preferred stock ....             --          --            250           3             --              --
   Dividends payable on preferred stock ....             --          --             --          --             --              --
   Financing cost ..........................             --          --             --          --             --              --
   Redemption of fractional shares .........             --          --             --          --            (23)             --
   Compensation expense, stock options .....             --          --             --          --             --              --
     Net loss ..............................             --          --             --          --             --              --
                                               ------------   ---------   ------------   ---------   ------------    ------------
Balance, December 31, 1999 .................          1,000   $      10            250   $       3      1,424,729    $     14,247
                                               ============   =========   ============   =========   ============    ============

                                                Additional
                                                 paid-in        Accumulated
                                                 capital         deficit          Total
                                               ------------    ------------    ------------
Balance, December 31, 1996 .................   $ 23,646,292    $(11,540,467)   $ 12,119,676
   Exercise of  stock options and warrants .        183,934              --         184,226
   Compensation expense, stock options .....          4,995              --           4,995
   Net loss ................................             --      (2,971,767)     (2,971,767)
                                               ------------    ------------    ------------
Balance, December 31, 1997 .................     23,835,221     (14,512,234)      9,337,130
   Issuance of Series A preferred stock ....        999,990              --       1,000,000
   Dividends payable on preferred stock ....        (14,246)        (14,246)
   Financing cost ..........................        (18,937)             --         (18,937)
   Exercise of stock options and warrants ..         64,476              --          64,580
   Compensation expense, stock options .....         30,944              --          30,944
     Net loss ..............................             --      (5,769,464)     (5,769,464)
                                               ------------    ------------    ------------
Balance, December 31, 1998 .................     24,911,694     (20,295,944)      4,630,007
   Issuance of Series B preferred stock ....        249,997              --         250,000
   Dividends payable on preferred stock ....       (148,452)       (148,452)
   Financing cost ..........................         (4,934)             --          (4,934)
   Redemption of fractional shares .........            (66)             --             (66)
   Compensation expense, stock options .....         29,739              --          29,739
     Net loss ..............................             --      (3,703,439)     (3,703,439)
                                               ------------    ------------    ------------
Balance, December 31, 1999 .................   $ 25,186,430    $(24,147,835)   $  1,052,855
                                               ============    ============    ============

                 See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1997           1998           1999
                                                                      ------------   ------------   ------------
Cash flows from operating activities:
         Net loss .................................................   $(2,971,767)   $(5,769,464)   $(3,703,439)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization ............................       326,065        596,727        461,343
         Loss on disposal and abandonment of assets ...............        17,079          9,445        173,682
         Interest on marketable debt securities ...................      (246,813)      (176,086)            --
         Compensation expense .....................................         4,995         30,944         29,739
         Changes in operating assets and liabilities:
           Accounts receivable ....................................      (223,193)       485,254        108,393
           Inventories ............................................       (45,742)      (195,113)       162,713
           Prepaid expenses and other assets ......................        15,094         19,489         28,743
           Accounts payable .......................................       (31,698)       (71,246)        87,415
           Accrued liabilities ....................................        48,330       (157,831)       233,921
           Deferred revenue .......................................       (14,019)       216,000       (216,000)
                                                                      -----------    -----------    -----------
Net cash used in operating activities .............................    (3,121,669)    (5,011,881)    (2,633,490)
                                                                      -----------    -----------    -----------

Cash flows from investing activities:
         Purchases of marketable securities .......................    (6,975,059)    (2,729,831)            --
         Proceeds from sales of marketable securities .............     5,148,666      6,443,400             --
         Purchases of equipment, furniture and fixtures ...........      (859,373)      (516,186)      (302,743)
         Proceeds from sale of equipment, furniture & fixtures ....            --          2,200             --
         Payments for patent rights ...............................       (77,790)      (119,828)       (74,985)
                                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities ...............    (2,763,556)     3,079,755       (377,728)
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
              Proceeds from note payable ..........................            --             --         72,425
         Principal payments on capital lease obligations ..........        (7,083)        (1,721)
         Principal payments on note payable obligations ...........            --             --         (4,175)
         Proceeds from issuance of common stock, net ..............       184,226         64,580             --
         Redemption of fractional shares ..........................            --             --            (66)
         Proceeds from issuance of convertible preferred stock, net            --        981,063        245,066
         Payment of dividends and related tax liability ...........            --             --        (67,460)
         Principal payments on notes payable ......................       (96,097)            --             --
                                                                      -----------    -----------    -----------
Net cash provided by financing activities .........................        55,836      1,038,560        244,069
                                                                      -----------    -----------    -----------

Net decrease in cash and cash equivalents .........................    (5,829,389)      (893,566)    (2,767,149)
Cash and cash equivalents:
         Beginning of year ........................................     9,575,240      3,745,851      2,852,285
                                                                      -----------    -----------    -----------
         End of year ..............................................   $ 3,745,851    $ 2,852,285    $    85,136
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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


3.   Composition of Certain Financial Statement Captions

                                                            December 31,
                                                   ----------------------------
                                                       1998             1999
                                                   ------------    ------------
Inventories:
     Raw material................................  $   132,884    $   219,903
     Work-in-process.............................       95,157         60,998
     Finished goods..............................      364,144        148,571
                                                   -----------    -----------
                                                   $   592,185    $   429,472
                                                   ===========    ===========
Equipment, furniture and fixtures:
     Furniture, fixtures and office equipment....  $   933,296    $ 1,392,568
     Production equipment........................    1,518,675      1,014,310
     Less accumulated depreciation...............   (1,173,515)    (1,404,324)
                                                   -----------    -----------
                                                   $ 1,278,456    $ 1,002,554
                                                   ===========    ===========
Patent rights:
     Patent rights...............................  $   542,628    $   617,612
     Less accumulated amortization...............     (258,823)      (315,202)
                                                   -----------    -----------
                                                   $   283,805    $   302,410
                                                   ===========    ===========
Accrued expenses and other liabilities:
     Product warranty and returns................  $    56,000    $    50,000
     Payroll.....................................       34,715         46,326
     Inventory purchases received................       29,877        107,131
     Legal and patent fees.......................           --         32,146
     Other.......................................      101,353         87,269
Dividend payable.................................       14,246         95,238
     Product development dispute settlement......           --        132,994
                                                   -----------    -----------
                                                   $   236,191    $   551,104
                                                   ===========    ===========

4.   Leases

     We have a non-cancelable operating lease for our office and manufacturing facility that expires in April 2002. This lease requires us to pay all executory costs such as maintenance and property taxes.

     Lease expense incurred for the years ended December 31, 1997, 1998 and 1999 was $161,339, $214,093 and $243,674, respectively.

Future minimum lease payments are as follows as of December 31, 1999:

2000.....................................................  $258,543
2001.....................................................   278,833
2002.....................................................    98,508
2003.....................................................        --
                                                           --------
                                                           $635,884

5.   Note Payable

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

     We are obligated under a non-cancelable 48-month lease for information system software classified as a note payable. The lease calls for monthly payments of $2,275 with an expiration date of August 2003. Upon payment of a $1.00 buy-out fee, we retain ownership of the software. The note payable consists of the following:

         Secured note payable, imputed interest at 18.33%........... $ 68,250
         Current maturities ........................................  (14,156)
                                                                     --------
         Note payable, less current maturities...................... $ 54,094
                                                                     ========

     Future minimum note payments are as follows as of December 31, 1999:

                        2000             $ 27,302
                        2001               27,302
                        2002               27,302
                        2003               18,201
                                         --------
                                         $100,107
                                         ========

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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


7.   Income Taxes

     We incurred losses for both book and tax purposes in each of the years in the three year period ended December 31, 1999, and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1997, 1998 and 1999 as follows:

                                                 1997       1998       1999
                                                ------     -------    ------
Statutory federal income tax rate .............  (34.0)%    (34.0)%   (34.0)%
Valuation allowance increase...................   35.7       39.0      43.0
State income taxes, net of federal benefit.....   (2.0)      (3.6)     (5.0)
Research and experimentation credit............    --         (1.6)    (4.6)
Other..........................................    0.3        0.2       0.6
                                                 -----      -----     -----
                                                   0.0%       0.0%      0.0%
                                                 =====      =====     =====

Deferred tax assets as of December 31, 1998 and 1999 consist of the following:

                                              1998             1999
                                           -----------      -----------
     Inventory reserve..................   $    18,000      $    31,000
     Net operating loss carryforward....     7,383,000        8,717,000
     Research credit carryforward.......       372,000          544,000
     Other..............................       109,000          181,000
                                           -----------      -----------
                                             7,882,000        9,473,000
Less valuation allowance................    (7,882,000)      (9,473,000)
                                           -----------      -----------
                                           $         0      $         0
                                           ===========      ===========

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

 Reverse Stock Split

     On January 28, 1999, we declared a one-for-five reverse stock split of our outstanding Common Stock, applicable to shareholders of record at close of trading on January 28, 1999. After the reverse split, we had 1,424,752 shares of common stock outstanding. All common share and per share amounts in this report have been retroactively restated to give effect to this reverse stock split.

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


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

Stock option and warrant activity is summarized as follows:

                                                               Weighted
                                                 Number         average
                                                of Shares       prices
                                                ---------      --------
Outstanding at December 31, 1996.............    706,677         25.15
    Granted..................................    121,700         22.25
    Exercised................................    (29,190)         6.50
    Canceled.................................    (19,141)        22.35
                                                --------        ------
Outstanding at December 31, 1997.............    780,046         25.40
    Granted..................................    301,190          8.40
    Exercised................................    (10,434)         6.23
    Canceled.................................   (210,684)        19.47
                                                --------        ------
Outstanding at December 31, 1998.............    860,118        $21.11
    Granted .................................     74,215        $ 2.73
    Exercised ...............................         --            --
    Canceled ................................    (85,483)       $ 9.45
                                                --------        ------
Outstanding at December 31, 1999.............    848,850        $20.68
                                                ========        ======


The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range:

--------------------- --------------------------------------------------- -----------------------------
                                          Outstanding                              Exercisable
--------------------- --------------------------------------------------- -----------------------------
                                        Weighted Average
    Price Range       Number of Shares   Remaining Life  Weighted Average   Number     Weighted Average
                         Outstanding        In Years      Exercise Price  Exercisable   Exercise Price
--------------------- ---------------- ----------------- ---------------- ----------- -----------------
Pursuant to Option
Plans:
$ 1.75 to 3.50              88,313              8.5             $2.86        31,413       $   3.04
  6.55 to 9.40             152,714              6.5              7.20        85,454           7.11
14.70 to 25.00              40,243              4.9             21.71         29,443         20.90
                           -------                                          --------
                           281,270              6.9              7.91       146,310           9.01
                           =======                                          =======
Warrants:
$2.40 to 23.00             142,772              5.9            $18.39       142,772         $18.39
29.55 to 33.00             424,807              5.6             29.91       424,807          29.91
                           -------                                          -------
                           567,579              5.7             27.01       567,579          27.01
                           =======                                          =======
--------------------- ---------------- ----------------- ---------------- ----------- -----------------

     We apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Accordingly, no compensation expense has been recognized for our stock-based compensation plans. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No.

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


123, Accounting and Disclosure of Stock-Based Compensation, our net loss and loss per share would have increased to the pro-forma amounts shown below:

                                                      1997            1998          1999
                                                      ----            ----          ----
Net loss applicable to common shareholders:
     As reported................................  $(2,971,767)   $(5,783,710)   $(3,851,891)
     Pro forma..................................  $(3,672,000)   $(6,667,938)   $(4,591,675)
Net loss per common share:
     As reported................................  $(2.12)        $(4.07)        $(2.70)
     Pro forma..................................  $(2.62)        $(4.69)        $(3.22)

     The per share weighted-average fair value of stock based awards granted during 1997, 1998 and 1999 is estimated as $17.15, $9.19 and $1.82 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  1997         1998       1999
                                                  ----         ----       ----
Risk-free interest rate.........................  6.0%         5.5%       5.5%
Annualized volatility...........................  99%          100%       100%
Weighted average expected life, in years........  5.0          5.0        5.0
Expected dividend yield.........................  0.0%         0.0%       0.0%

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

     International sales for the years ended 1997, 1998, and 1999 were approximately 52%, 74%, and 68%, respectively of total sales. International sales by country are summarized as follows:

International Sales Revenue:              1997         1998          1999
                                       ---------   -----------   -----------
Europe (primarily Germany)...........  $ 759,168   $ 1,173,364   $ 1,041,661
Other (primarily Asia)...............    113,044       440,923       390,152
                                       ---------   -----------   -----------
    Total............................  $ 872,212   $ 1,614,287   $ 1,431,813
                                       =========   ===========   ===========

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


     The following summarizes significant customers comprising 10% or more of our customer sales and outstanding accounts receivable as of and for the years ended:

Significant Customer Revenue:                  1997         1998         1999
                                            ---------   -----------   ---------
Ferring ..................................  $ 632,004   $ 1,095,779   $ 945,173
JCR ......................................     43,902       365,388     269,393

Significant Customer Receivable Balances:      1997         1998         1999
                                            ---------   -----------   ---------
Ferring ..................................  $ 230,379   $    71,911   $  69,127
JCR ......................................          0        20,531       4,428

12.  Quarterly Financial Data (unaudited)

                                            First          Second         Third          Fourth
                                            -----          ------         -----          ------
1998:
Total revenues                          $   912,973    $   755,517    $   687,548    $   343,207
Net loss                                   (845,556)    (1,074,888)    (1,262,042)    (2,601,224)
Net loss applicable to common shares           (.60)          (.76)          (.89)         (1.83)
Weighted average shares (1)               1,414,318      1,420,287      1,424,752      1,424,752

1999:
Total revenues                          $ 1,591,988    $   576,895    $   509,058    $   803,921
Net loss                                   (290,121)    (1,023,007)    (1,192,048)    (1,346,715)
Net loss applicable to common shares           (.20)          (.72)          (.84)          (.95)
Weighted average shares (1)               1,424,736      1,424,729      1,424,729      1,424,729

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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE REGISTRANT


  Directors Whose Terms Continue Until the 2000 Annual Meeting of Shareholders

                       Age
                       ---

Kenneth Evenstad       56     Mr. Evenstad joined the Board of Directors in May
                              1993 and is a member of the Audit Committee of the Board of Directors. Since 1969, Mr. Evenstad has been the Chairman and Chief Executive Officer of Upsher-Smith Laboratories, Inc., a private pharmaceutical company specializing in branded generic cardiovascular drugs. Mr. Evenstad is a trained pharmacist.

Karl E. Groth          52     Mr. Groth joined the Board of Directors in
                              February 1998 and is a member of the Compensation
                              Committee of the Board of Directors. Mr. Groth is the President/Chief Executive Officer of First
                              Circle Medical Inc., a medical device company that produces equipment related to the treatment of AIDS and hepatitis using hyperthermia. From 1996 to 1997, he was the President and Chief Executive
                              Officer of Browne Medical Systems, Inc., a medical device company that produces equipment for the urodynamic market. From 1992 to 1996, Mr. Groth was the Director of Clinical and Regulatory
                              Affairs & Vice President Sales and Marketing of
                              InStent Inc., a medical products company. He also has held positions with Medtronic, Inc., the University of Minnesota and Upjohn Pharmaceutical
                              Company.


  Directors Whose Terms Continue Until the 2001 Annual Meeting of Shareholders

Geoffrey Guy, M.D.     45     Dr. Guy joined the Board of Directors in November
                              1993 and is a member of the Compensation Committee of the Board of Directors. In 1985, Dr. Guy founded Ethical Holdings plc ("Ethical"), a company that develops new transdermal and oral drug delivery systems and was its Chairman and Chief Executive Officer until December 1997. Dr.
                              Guy is a director of GW Pharmaceuticals Ltd, a pharmaceutical company located in the U.K. and he holds a Diploma of Pharmaceutical Medicine from the British Royal College of Physicians.

Fred L. Shapiro, M.D.  65     Dr. Shapiro joined the Board of Directors in
                              September 1992. He is Chairman of the Compensation
                              Committee of the Board of Directors. Dr. Shapiro was president of Hennepin Faculty Associates, an organization of the medical staff of the Hennepin
                              County Medical Center in Minneapolis, Minnesota, from 1983 until his retirement in 1995. Dr.
                              Shapiro is a nephrologist who has authored or co-authored more than 100 published medical and scientific articles. Dr. Shapiro was also a co-founder of Minntech, a company that designs and manufactures medical equipment. He has been a director of Minntech since its incorporation in 1974.

  Directors Whose Terms Continue Until the 2002 Annual Meeting of Shareholders

Franklin Pass, M.D.    63     Dr. Pass joined our Company as a director and
                              consultant in January 1992 and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since February 1993. From
                              1990 to 1992, Dr. Pass served as President of
                              International Agricultural Investments, Ltd., an agricultural technology consulting and investment company. Dr. Pass, a physician and scientist, was Director of the Division of Dermatology at Albert
                              Einstein College of Medicine from 1967 to 1973, the Secretary and Treasurer of the American
                              Academy of Dermatology from 1978 to 1981 and the co-founder and Chief Executive Officer of Molecular Genetics, Inc., now named MGI Pharma,
                              Inc., from 1979 to 1986. He is the author of more than 40 published medical and scientific articles.
                              Dr. Pass also serves on the board of directors of Verdant Brands, Inc. (formerly Ringer
                              Corporation), a leading manufacturer of garden pesticides.

Stanley Goldberg       53     Mr. Goldberg joined the Board of Directors in
                              February 1998 and is a member of the Audit
                              Committee of the Board of Directors. Mr. Goldberg has been the Chairman of Verdant Brands, Inc.
                              (formerly Ringer Corporation) since 1996, Chief
                              Executive Officer since 1993 and its President since September 1992. From 1990 to 1992, Mr.
                              Goldberg was Vice President and General Manager of
                              Thomson, S.A., World Wide Audio Division, and, from 1988 to 1990, General Manager of Thomson
                              S.A., Audio Americas Operations. Thomson, S.A. is a defense and electronics company. From 1986 to 1988, Mr. Goldberg was Manager of Product
                              Development for General Electric Company, a consumer and industrial products and defense company. Mr. Goldberg also held various positions in marketing and management at General Electric.
                              Mr. Goldberg also is a director of
                              Destron-Fearing.

     None of the above directors are related to one another or to any executive officer of our Company.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers is set forth in
Part 1 of the Form 10-K under separate caption.

Information Concerning the Board of Directors

     The Board of Directors met eleven times during 1999. The Board of Directors acted by written action one time during 1999. The Board of Directors has an Audit and a Compensation Committee.

     The Audit Committee, consisting of Mr. Evenstad, Mr. Goldberg and Dr. Shapiro met one time during 1999. The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors, as well as our accounting principles and our systems of internal controls, and reports the results of its review to the full Board of Directors and to management.

     The Compensation Committee, consisting of Dr. Shapiro, Dr. Guy and Mr. Groth, met two times during 1999. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees and administers our 1993 Stock Option Plan (the "1993 Plan"). The Board of Directors as a whole administers our 1996 Incentive and Stock Option Plan (the "1996 Plan") and our 1998 Stock Option Plan for Non-Employee Directors (the "Directors Plan").

     During 1999, each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the Committees on which he serves with the exception of Karl Groth who attended 64% of the Board of Directors meetings held during the year and Mr. Jacobs who did not stand for re-election.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16 (a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by the SEC's rules to furnish us with copies of all Section 16(a) reports they file.

     Specific due dates for such reports have been established by the SEC and we are required to disclose in this Proxy Statement any failure to file reports by such dates. Based solely on its review of the copies of such reports received by us or by written representations from certain reporting persons, we believe that during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were complied with.

Item 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     We have not in the past paid directors' fees. All directors may be reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. In the past, the Board of Directors has made annual discretionary grants of options to purchase shares of Common Stock under our 1993 Plan and our 1996 Plan to certain members of the Board of Directors. The size of these grants has varied from year to year. In accordance with the Directors' Plan, eligible non-employee directors will receive an automatic grant of an option to purchase 1,000 shares of our Common Stock as of the first business day of each calendar year. The Directors' Plan also provides for an initial option grant of 2,000 shares of our Common Stock on the day they are first elected to the Board of Directors.

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by us to or on behalf of the Chief Executive Officer and the two other most highly compensated executive officers (the "Named Executive Officers") as of the year ended December 31, 1999, for services in all capacities as well as compensation earned by such person for the previous two fiscal years (if the person was an executive officer during any part of such fiscal year):


                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                     Annual Compensation       Compensation
                                             --------------------------------- ------------
          Name and                                               Other Annual     Stock
          Principal                Fiscal    Salary      Bonus   Compensation    Options
          Position                  Year       ($)        ($)       ($)(1)         (#)
---------------------------         ----     --------    -----   -------------   -------
Franklin Pass, M.D.,                1999      216,300       --        16,545          --
  Chairman, President               1998      216,300       --        21,958      80,000(2)
   and Chief Executive              1997      210,000       --        15,698      80,000
   Officer

Lawrence Christian,                 1999       68,538(3)    --            --      21,000
   Vice President, Finance &
   Administration and Chief
   Financial Officer, Secretary

Peter Sadowski, Executive Vice      1999      118,300       --            --       3,000


   President and Chief              1998      115,360       --            --      19,215(2)
   Technology Officer               1997      112,000       --            --       3,000

----------
(1) Represents premiums paid for disability and life insurance policies with coverage limits in excess of those provided under our standard employee insurance policies.
(2) All options granted to named executives in 1998 represent options issued at an exercise price of $7.20 following the cancellation of an equal number of options issued in previous years. See "Report on Repricing of Options".
(3)  Represents salary paid from employment date of March 23, 1999.

Employment Agreements with Executive Officers

     We have written employment agreements with Franklin Pass, M.D., Lawrence Christian and Peter Sadowski, Ph.D.

     Employment Agreement with Dr. Pass. Dr. Pass' employment agreement became effective as of December 22, 1999 (the "1999 Agreement").

     The 1999 Agreement provides for a base salary of $210,000 with 1997 as the base year and, as to subsequent years, for a base salary to be mutually agreed upon prior to the beginning of each year but, in no event, shall his salary for subsequent years be less than his 1997 salary as adjusted for inflation. Pursuant to the terms of a prior agreement, we granted to Dr. Pass an option to purchase 80,000 shares of Common Stock at an exercise price equal to $26.90 per share, later canceled and reissued at a price of $7.20 per share. The option vests in equal monthly installments over a period of four years. The option shall become 100% vested upon Dr. Pass's death or disability or upon a change in control (as such terms are defined in the 1999 Agreement). The 1999 Agreement also contains provisions regarding participation in benefits plans, repayment of expenses, participation as a director or consultant to other companies (which is permitted provided that such participation does not materially detract from his obligations to our Company or violate the terms of the 1999 Agreement), protection of confidential information, noncompetition and ownership of intellectual property. In addition, the 1999 Agreement contains covenants that Dr. Pass will devote substantially all of his time to our Company during the term of his employment. The 1999 Agreement has a term through December 31, 2002. The 1999 Agreement may be terminated prior to the end of the term or any extension thereof upon, among other things, (i) at least 90 days' prior written notice of our intent to terminate the 1999 Agreement or (ii) our material breach of the 1999 Agreement.

     Employment Agreements with Lawrence Christian and Peter Sadowski. Mr. Christian and Dr. Sadowski entered into employment agreements with us as of December 22, 1999, (each, an "Employment Agreement"). The Employment Agreements provided for 2000 base salaries of $102,000, and $135,820 for Mr. Christian and Dr. Sadowski, respectively. The Employment Agreements also contain provisions regarding participation in benefits plans, repayment of expenses, participation as a director or consultant to other companies (which is permitted provided that such participation does not materially detract from their respective obligations to our Company or otherwise violate the terms of their Employment Agreements), protection of confidential information and ownership of intellectual property. In addition, the Employment Agreements contain covenants not to compete and covenants with respect to non-solicitation and non-interference with our customers, suppliers or employees. Mr. Christian's employment agreement is for twelve months continuing each day on a rolling twelve-month basis. Dr. Sadowski's employment agreement has a term through December 31, 2001. We may terminate the Employment Agreements upon 90 days' notice.

Option Grants During 1999

     The table below sets forth individual grants of stock options made to the Named Executive Officers during the year ended December 31, 1999. Each of the options granted was issued following the cancellation of a similar option with a higher exercise price.

                                                                             Potential Realizable
                                                                                Value at Assumed
                                     Percent of                                  Annual Rates
                       Number of    Total Options   Exercise                    of Stock Price
                       Securities     Granted to    Price or                     Appreciation
                       Underlying     Employees       Base                    for Option Term (1)
                        Options         During      Price/sh.  Expiration    ---------------------
      Name             Granted(#)     the Year(%)      ($)       Date         5%($)        10%($)
--------------------------------------------------------------------------------------------------
Lawrence Christian(2)    21,000          63.4          1.75      03/23/09    23,100        58,380

Peter Sadowski(3)         3,000           9.1          3.50      05/20/09     6,600        16,740

----------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future Common Stock prices.
(2) Incentive stock option granted pursuant to the Company's 1996 Incentive and Stock Option Plan on March 23, 1999. This option vests in three equal installments on March 23 of each of 1999, 2000, 2001.
(3) Incentive stock option granted pursuant to the Company's 1996 Incentive and Stock Option Plan on May 20, 1999. This option vests in five equal installments on May 20 of each of 2000, 2001, 2002, 2003 and 2004.

Aggregated Option Exercises in 1999 and Year End Option Values

     The following table provides information concerning stock option exercises and the value of unexercised options at December 31, 1999 for the Named Executive Officers:

                                                    Number of                      Value of
                      Shares                  Securities Underlying               Unexercised
                     Acquired                      Unexercised               In-The-Money Options
                        on        Value       Options at Year End(#)             at Year End($)
                     Exercise   Realized   ----------------------------   ---------------------------
Name                   (#)         ($)     Exercisable    Unexercisable   Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------
Franklin Pass            0          0         81,056          49,600           0               0

Lawrence Christian       0          0          7,000          14,000           0               0

Peter Sadowski           0          0         15,255           6,960           0               0


Report on Repricing of Options

     In May 1999, after a significant decrease in the price of the Company's Common Stock, the Compensation Committee of the Board of Directors determined that options to purchase an aggregate of 24,115 shares of Common Stock previously granted to five outside directors of the Company no longer provided a meaningful incentive as originally intended. These option agreements had been granted on four separate occasions between January 3, 1995, and February 11, 1998, had original exercise prices ranging from $9.05 to $25.00 per share, and were granted pursuant to either the Company's 1996 Incentive and Stock Option Plan, its 1993 Stock Option Plan or its 1998 Directors Plan. In order to provide meaningful incentives to the Company's Board of Directors in the future, the Board of Directors canceled these option agreements and then reissued them at an exercise price of $3.50 per share, the market price on the day of the reissue. All of the other terms and conditions of the original option agreements, including the vesting periods, were unchanged following reissue.

                                                                                                Years
                                               Market Price                                   Remaining
                                  Number of         of           Exercise                    in Original
                                  Underlying     Stock at        Price at           New      Option Term
                                    Shares       Time of         Time of         Exercise     on Date of
    Name               Date        Repriced     Repricing       Repricing          Price      Repricing
    ----               ----        --------     ---------       ---------          -----      ---------
Ken Evenstad         01/03/95          762         $3.50          $16.45           $3.50          0.6
Ken Evenstad         03/14/96        1,143          3.50           19.70            3.50          6.6
Ken Evenstad         10/22/96        1,800          3.50           25.00            3.50          7.4
Ken Evenstad         02/11/98        1,000          3.50            9.05            3.50          8.7

Stanley Goldberg     02/11/98        1,000          3.50            9.05            3.50          8.7
Stanley Goldberg     02/11/98        2,000          3.50            9.05            3.50          8.7

Karl Groth           02/11/98        3,000          3.50            9.05            3.50          8.7

Geoffrey Guy         01/03/95          762          3.50           16.45            3.50          0.6
Geoffrey Guy         03/14/96        1,143          3.50           19.70            3.50          6.6
Geoffrey Guy         10/22/96        1,800          3.50           25.00            3.50          7.4
Geoffrey Guy         02/11/98        4,000          3.50            9.05            3.50          8.7
Geoffrey Guy         02/11/98        1,000          3.50            9.05            3.50          8.7

Fred Shapiro         01/03/95          762          3.50           16.45            3.50          0.6
Fred Shapiro         03/14/96        1,143          3.50           19.70            3.50          6.6
Fred Shapiro         10/22/96        1,800          3.50           25.00            3.50          7.4
Fred Shapiro         02/11/98        1,000          3.50            9.05            3.50          8.7


----------

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

     The Compensation Committee is responsible for establishing compensation policies for all executive officers of the Company, including the three most highly compensated executive officers named in the accompanying tables (the "Named Executives Officers"). The members of the Compensation Committee are Dr. Shapiro, Dr. Guy and Mr. Groth. The Compensation Committee establishes the total compensation for the executive officers in light of these policies. The Compensation Committee is composed entirely of outside Directors.

     The objectives of the Company's executive compensation program are:

     1. to attract and retain superior talent and reward individual performance;

     2. to support the achievement of the Company's financial and strategic goals; and

     3. through stock based compensation, align the executive officers' interests with those of the shareholders of the Company.

     The following report addresses the Company's executive compensation policies and discusses factors considered by the Compensation Committee in determining the compensation of the Company's President and Chief Executive Officer and other executive officers for the year ended December 31, 1999.

Compensation Policies for Executive Officers

     The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual and long term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. To that end, the Compensation Committee has established certain parameters of corporate performance that must be met before the discretionary features of its executive compensation plans apply. These discretionary features include stock option grants and performance bonuses based upon an executive officer's base salary. Absent the discretionary features, the Company's executive officers are paid base salaries that are subject to annual cost-of-living increases, along with periodic adjustments to make such salaries competitive with other similar sized companies in the drug delivery industry. The Company's executive officers are also given the opportunity to participate in certain other broad-based employee benefit plans. As a result of the Company's emphasis on tying executive compensation to corporate performance, in any particular year the Company's executives may be paid more or less than the executives of other companies in the drug delivery industry. The Company's use of stock option grants as a key component of its executive compensation plans reflects the Compensation Committee's position that stock ownership by management and stock based compensation arrangements are beneficial in aligning management's and shareholders' interests to enhance shareholder value.

     The annual salary of the Chief Executive Officer was increased in 2000 by 5.5% pursuant to the terms of the executive officers' employment agreements. The annual salary of the Chief Financial Officer and the Chief Technology Officer was increased 13.3% and 14.3%, respectively.

Bonuses

     Cash bonuses are used to reward executive officers for achievement of financial and technical milestones, as well as for individual performance. No bonuses were awarded to executive officers during 1999.

Stock Options

     Stock options awarded under the Company's 1993 and 1996 Plans are intended as incentive compensation and have historically been granted annually to officers, other key employees and consultants based on the Company's financial performance and achievement of technical and regulatory milestones. During 1999, stock options to purchase a total of 24,115 shares held by the five outside directors were canceled and reissued at an exercise price of $3.50 per share. Also, on January 3, 2000, options to purchase a total of 31,829 shares held by the five outside directors, options to purchase a total of 160,924 shares held by three executive officers and options to purchase a total of 86,200 shares held by 37 employees were canceled and reissued at an exercise price of $1.5625 per share (see report on repricing of options below). In addition, stock options totaling 2,000, 24,000 and 9,100 were granted to one consultant, two executive officers and 4 employees respectively, during 1999. The 1999 annual stock option grant totaling 50,000 and 26,200 shares, with a grant date of January 3, 2000, were granted to three executive officers and 37 employees, respectively. These grants were made to provide ongoing incentives to the Company's consultants, outside directors and employees.

Chief Executive Officer's Compensation


     Compensation for Dr. Franklin Pass during 1999, as reflected in the Summary Compensation Table on page 11 herein, consisted of base compensation and certain employee benefits. Dr. Pass' base compensation for 1999 was not increased from his base salary in 1998.


     At this time the Committee has no formal long-trange written plan for CEO compensation separate and apart from the employment agreement (see below).


SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:


                Fred Shapiro   Karl Groth   Geoffrey Guy



Performance Graph

     The graph below provides an indication of cumulative total shareholder returns ("Total Return") for the Company as compared with the Nasdaq Composite Index and the Nasdaq Non-Financial Stock Index weighted by market value at each measurement point.

     This graph covers the period beginning October 3, 1996, when the Company's Common Stock was first traded on the Nasdaq National Market, through December 31, 1999. The graph assumes $100 was invested in each of the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Non-Financial Stock Index on October 3, 1996 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

                                  [LINE GRAPH]

                    October 3,   December 31,   December 31,   December 31,   December 31
                       1996          1996           1997          1998            1999
                       ----          ----           ----          ----            ----
Medi-Ject             $100.00     $  69.05       $  38.10      $   7.14          $1.50

Nasdaq Composite
   Index               100.00       104.47         128.20        180.09

Nasdaq Non-
   Financial Stocks    100.00       103.41         121.35        177.52


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning beneficial ownership of our Common Stock as of March 17, 2000, with respect to (i) all persons known to be the beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

                                            Shares             Percentage of
                                         Beneficially           Outstanding
      Name of Beneficial Owner             Owned(1)               Shares

Becton Dickinson and Company (2)            609,292                 30.0%
Franklin Pass, M. D. (3)(4)                 112,042                  7.4%
Kenneth Evenstad (3)(5)                       6,279                  *
Stanley Goldberg (3)(6)                       4,000                  *
Karl Groth (3)(7)                             4,000                  *
Geoffrey Guy, M.D. (3)(8)                     8,984                  *
Fred L. Shapiro, M. D. (3)(9)                16,942                  1.2%
Lawrence Christian (3)(10)                   17,000                  1.2%
Peter Sadowski (3)(11)                       11,447                  *
All directors and executive officers
  as a group (8 persons) (12)               180,693                 11.5%

----------
*    Less than 1%.
(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 16, 1999, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.
(2) Includes 456,969 shares of Common Stock issuable to Becton Dickinson upon the exercise of outstanding options and warrants. The address of Becton Dickinson is 1 Becton Drive, Franklin Lakes, NJ 07417.
(3) The director's or officer's address is 161 Cheshire Lane, Suite 100, Plymouth, MN 55441.
(4) Includes 91,917 shares of Common Stock issuable to Dr. Pass upon the exercise of outstanding options.
(5) Includes 4,223 shares of Common Stock issuable to Mr. Evenstad upon the exercise of outstanding options.
(6) Includes 4,000 shares of Common Stock issuable to Mr. Goldberg upon the exercise of outstanding options.
(7) Includes 4,000 shares of Common Stock issuable to Mr. Groth upon the exercise of outstanding options.
(8) Includes 8,223 shares of Common Stock issuable to Dr. Guy upon the exercise of outstanding options.
(9) Includes 4,223 shares of Common Stock issuable to Dr. Shapiro upon the exercise of outstanding options.
(10) Includes 14,000 shares of Common Stock issuable to Mr. Christian upon the exercise of outstanding options.
(11) Includes 11,447 shares of Common Stock issuable to Dr. Sadowski upon the exercise of outstanding options.
(12) Includes 142,032 shares of Common Stock issuable to all directors and executive officers as a group upon the exercise of outstanding options.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None to report.

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

         Signature                               Title
         ---------                               -----

/s/Franklin Pass, M.D.          President, Chief Executive Officer and Director
------------------------------  (principal executive officer)
Franklin Pass, M.D.

/s/Lawrence M. Christian        Vice President of Finance & Administration,
------------------------------  Chief Financial Officer and Secretary
Lawrence M. Christian           (principal financial and accounting officer)

/s/Kenneth Evenstad             Director
------------------------------
Kenneth Evenstad

/s/Geoffrey Guy                 Director
------------------------------
Geoffrey Guy

/s/Fred Shapiro, M.D.           Director
------------------------------
Fred Shapiro, M.D.

/s/Stanley Goldberg             Director
------------------------------
Stanley Goldberg

/s/Karl Groth                   Director
------------------------------
Karl Groth