Form 10-Q
period 2000-03-31
MEDI JECT CORP /MN/
filed 2000-05-16
CIK 1016169

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

Commission File Number 0-20945

                              MEDI-JECT CORPORATION

                          161 Cheshire Lane, Suite 100

                          Minneapolis, Minnesota 55441

                                 (763) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192




                      ------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 15, 2000, was 1,424,869.


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

                  Balance Sheets, as of December 31, 1999 and
                  March 31, 2000..............................................3

                  Statements of Operations for the three months ended
                  March 31, 1999 and 2000.....................................4

                  Statements of Cash Flows for the three months ended
                  March 31, 1999 and 2000.....................................5

                  Notes to Financial Statements...............................6


         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................8

         ITEM 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................9

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K...........................10

SIGNATURES ..................................................................13

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            December 31,      March 31,
                                                                                1999             2000
                                                                            ------------    ------------
                              ASSETS
Current Assets:
         Cash and cash equivalents ......................................   $     85,136    $     49,584
         Accounts receivable, less allowance for doubtful accounts of
             $25,000 and $23,094, respectively ..........................        167,301          98,359
         Inventories ....................................................        429,472         559,321
         Prepaid expenses and other assets ..............................         23,263          37,634
                                                                            ------------    ------------
                                                                                 705,172         744,898

Equipment, furniture and fixtures, net ..................................      1,002,554         925,080

Patent rights, net ......................................................        302,410         286,103
                                                                            ------------    ------------

                                                                            $  2,010,136    $  1,956,081
                                                                            ============    ============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable ...............................................   $    337,927    $    591,033
         Accrued expenses and other liabilities .........................        551,104         616,947
         Convertible note payable .......................................           --           500,000
         Note payable obligations - current maturities ..................         14,156          14,592
                                                                            ------------    ------------
                                                                                 903,187       1,722,572

Note payable, less current maturities ...................................         54,094          51,474
                                                                            ------------    ------------
Total liabilities .......................................................        957,281       1,774,046
                                                                            ------------    ------------
Shareholders' Equity:
     Preferred Stock: $0.01 par; authorized 1,000,000 shares:
         Series A Convertible Preferred Stock: $0.01 par; authorized
             10,000 shares; 1,000 issued and outstanding at
             December 31,1999, and March 31, 2000;
             aggregate liquidation preference of $1 million .............             10              10
         Series B Convertible Preferred Stock: $0.01 par; authorized
             250 shares; 250 issued and outstanding at December 31, 1999,
             aggregate liquidation preference of $250,000 ...............              3               3
         Common Stock: $0.01 par; authorized 3,400,000 shares:
             1,424,729 and 1,424,729 issued and outstanding at
             December 31, 1999 and March 31, 2000, respectively .........         14,247          14,247
         Additional paid-in capital .....................................     25,186,430
                                                                                              25,193,796
         Accumulated deficit ............................................    (24,147,835)    (25,026,021)
                                                                            ------------    ------------
                                                                               1,052,855         182,035
                                                                            ------------    ------------

                                                                            $  2,010,136    $  1,956,081
                                                                            ============    ============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Quarter Ended
                                           -------------------------------
                                           March 31, 1999   March 31, 2000
                                           --------------   --------------

Revenues:
      Product sales ...................     $   551,991      $   461,259
      Licensing & product development..       1,024,317           22,788
                                            -----------      -----------
                                              1,576,308          484,047
                                            -----------      -----------


Operating Expenses:
      Cost of sales ...................         470,469          321,571
      Research and development ........         660,522          273,868
Marketing and sales ...................         250,803          171,955
      General and administrative ......         485,683          557,599
                                            -----------      -----------
                                              1,867,477        1,324,993
                                            -----------      -----------

Net operating loss ....................        (291,169)        (840,946)
                                            -----------      -----------

Other Income (Expense):
      Interest and other income .......          26,099               26
      Interest and other expense ......             (51)          (1,552)
                                            -----------      -----------
                                                 26,048           (1,526)
                                            -----------      -----------

Net loss ..............................        (265,121)        (842,472)

Preferred stock dividends .............         (25,000)         (35,714)
                                            -----------      -----------

Net loss applicable to common shares...     $  (290,121)     $  (878,186)
                                            ===========      ===========

Basic and diluted net loss
         per common share .............     $      (.20)     $      (.62)
                                            ===========      ===========


Basic and diluted weighted average
      common shares outstanding .......       1,424,736        1,424,729
                                            ===========      ===========

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For Three Months Ended
                                                                 -----------------------------------
                                                                 March 31, 1999       March 31, 2000
                                                                 --------------       --------------
Cash flows from operating activities:
         Net loss ......................................          $  (265,121)          $  (842,472)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization .................              122,052               109,360
         Loss on disposal and abandonment of assets ....                 --                   3,646
         Non-cash compensation .........................                7,430                 7,366
         Changes in operating assets and liabilities:
           Accounts receivable .........................               47,814                68,942
           Inventories .................................              194,386              (129,849)
           Prepaid expenses and other assets ...........              (30,969)              (14,371)
           Accounts payable ............................               60,324               253,106
           Accrued expenses and other liabilities ......              (31,937)               30,129
           Deferred revenue ............................             (216,000)                 --
                                                                  -----------           -----------
         Net cash used in operating activities .........             (112,021)             (514,143)
                                                                  -----------           -----------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures               (23,744)              (19,225)
         Purchases of patent rights ....................              (11,202)                 --
                                                                  -----------           -----------
Net cash used in investing activities ..................              (34,946)              (19,225)
                                                                  -----------           -----------

Cash flows from financing activities:
         Proceeds from convertible note payable ........                 --                 500,000
         Principal payments on capital lease obligations                 (555)               (2,184)
                                                                  -----------           -----------
Net cash (provided by) used in financing activities ....                 (555)              497,816
                                                                  -----------           -----------

Net decrease in cash and cash equivalents ..............             (147,522)              (35,552)
Cash and cash equivalents:
         Beginning of period ...........................            2,852,285                85,136
                                                                  -----------           -----------
         End of period .................................          $ 2,704,763           $    49,584
                                                                  ===========           ===========

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our 1999 audited financial statements and notes thereto.

2.   INTERIM FINANCIAL STATEMENTS
     Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.   INVENTORIES
     Inventories consist of the following:

                                December 31, 1999        March 31, 2000
                                -----------------        --------------

         Raw Material                $219,903               $165,703
         Work in-process               60,998                 91,502
         Finished goods               148,571                302,116
                                     --------               --------
                                     $429,472               $559,321
                                     ========               ========

4.   STOCK OPTION REPRICING
     On December 21, 1999, our Board of Directors approved the repricing, as of January 3, 2000, of all outstanding Qualified and Non-Qualified Stock Options held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements representing approximately 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

5.   NEW ACCOUNTING PRONOUNCEMENTS
     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt the new standard beginning with the second quarter of fiscal 2000. The impact of adoption on our financial statements is not yet quantifiable.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, which clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. Our stock option repricing in January 2000 will be accounted for, as a variable plan, on a prospective basis on July 1, 2000, in accordance with FIN 44.

6.   BUSINESS COMBINATION AGREEMENT
     On January 25, 2000, we signed a non-binding letter of intent with Permatec Holding AG, a privately-held drug delivery company located in Basel, Switzerland, to combine operations. Under the terms of the letter of intent, the parties are currently negotiating the purchase of certain Permatec subsidiaries by us in exchange for up to approximately 60% of our Common Stock outstanding at the completion of the business combination. Permatec develops and licenses certain pharmaceutical formulation technologies, including transdermal patches and topical gels.

     In January and February 2000, Permatec invested a total of $500,000 in Medi-Ject convertible notes, which will convert to common stock at the completion of the business combination at a conversion price of $2.00 per share. If the Permatec transaction does not close, these notes will be payable in full on December 31, 2000. In April 2000, we negotiated a master Convertible Note Purchase Agreement in the amount of $4 million with Permatec with a conversion price of $2.00 per share. In April and May to date 2000, Permatec invested a total of $750,000 in Medi-Ject convertible promissory notes, issued under the master Convertible Note Purchase Agreement. These notes may convert to common stock at a future date, at the discretion of the note holder. If the Permatec transaction does not close, these notes will be payable in full on July 1, 2000. Contingent imputed interest expense related to the conversion features of the convertible notes issued during the first quarter 2000 would be approximately $106,000.

7.   NASDAQ LISTING REQUIREMENTS
     On April 7, 2000, we were notified by Nasdaq/Amex that we no longer met certain requirements for continued listing on The Nasdaq SmallCap Market. As a result, our eligibility for continued listing on The Nasdaq Stock Market is being reviewed. In May we provided to Nasdaq a plan for achieving compliance during the second and third quarter of this year. This plan included, among other things, the business combination agreement with Permatec Holding AG and additional equity financing. If the plan is not accepted by Nasdaq, our stock will be taken off the Nasdaq SmallCap Market and we will seek to have it traded in the over-the-counter market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 1999 and 2000

Total revenues for the three months ended March 31, 1999 and 2000 were $1,576,308 and $484,047, respectively. These figures reflect a decrease in the quarter of $1,092,261, or 69% compared to the same period in 1999. Product sales decreased $90,732 or 16% in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease is primarily attributable to a 72% decrease in revenue from unit sales in the human growth hormone market, partially offset by a 52% increase in revenue from sales of disposables.

Licensing and product development fee income decreased by $1,001,529 or 98% in the three months ended March 31, 2000 as compared to the prior-year period. This decrease results from having received funds from Schering-Plough Corporation during the first quarter of 1999 to settle mutual obligations of the parties under a contract dated January 20, 1998. We received a one-time payment from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months ended March 31, 1999 and 2000 decreased $148,898 or 32%, and gross margins increased from 14.8% to 30.3% due primarily to the Company's efforts to assemble all disposable products in house to absorb more overhead cost.

Research and development expenses totaled $660,522 and $ 273,868 in the three months ended March 31, 1999 and 2000, respectively. The decrease of $386,654 or 59% is mainly due to lower utilization of certain production employees for development activities and lower clinical study expenses. Certain production employees are utilized in either production or research and development depending on departmental work load demand and will fluctuate from time to time. Clinical study activity has been relatively low during this quarter but will increase slightly for the remainder of the year.

General and administrative expenses totaled $485,683 and $557,599 in the three months ended March 31, 1999 and 2000, respectively. These figures represent an increase of $71,916 or 15%. The largest component of the increase is attributable to payroll increases due to accruals for anticipated incentive payments and due to the reassignment of marketing staff to the new business development area within general and administrative expenses. The incentive payments are contingent upon new business development agreements being negotiated and the business combination, as explained in Item 1, Note 4 above, being completed.

Sales and marketing expenses totaled $250,803 and $171,955 in the three months ended March 31, 1999 and 2000, respectively. This decrease of $78,8498 or 31% is primarily due to a decrease in outside marketing services of approximately $23,000 and a decrease in payroll expense of approximately $27,000. Payroll decreases resulted from the staffing reassignments to the general and administrative department and some staffing reductions as a result of outsourcing our domestic insulin direct sales process. We anticipate these staffing levels to remain consistent for the remainder of the year.

Net other income (expense) for the three months ended March 31, 2000 decreased by $27,574 or 106% relative to the prior year three-month period ending March
31. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances used in short-term investments.

Liquidity and Capital Resources

Cash and cash equivalents totaled $85,136 on December 31, 1999 compared to $49,584 on March 31, 2000. This decrease of $35,552 results primarily from a net loss of $842,472 adjusted for charges of depreciation and amortization and changes in operating assets and liabilities of which the significant components were an increase in inventory of $129,849 offset by an increase in accounts payable of $253,106.

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

To continue our existence, we will be required to raise additional working capital or merge with another entity or both. We are currently pursuing the business combination transaction with Permatec Holding AG, as more fully explained in Item 1, Note 4 above. Regarding this transaction, we have been financing our operations through advances from Permatec under the convertible promissory notes described above. To date, Permatec has provided $1,250,000 to us under such notes. Even with such business combination, we will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise the needed additional capital on acceptable terms or at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

     There have been no material changes in reported market risks that we face since December 31, 1999.

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

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MEDI-JECT CORPORATION




May 15, 2000                            /s/ Franklin Pass
----------------------------------      -------------------------------
Date                                    Franklin Pass, MD, Chairman/CEO



May 15, 2000                            /s/ Lawrence M. Christian
----------------------------------      -------------------------------
Date                                    Lawrence M. Christian, Vice President,
                                        Finance & Administration/CFO (principal
                                        financial & accounting officer)