Form 10-Q
period 2000-06-30
MEDI JECT CORP /MN/
filed 2000-08-10
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 9, 2000, was 1,427,149.

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

            Balance Sheets as of December 31, 1999 and
            June 30, 2000....................................................3

            Statements of Operations for the six and three months ended
            June 30, 1999 and 2000...........................................4

            Statements of Cash Flows for the six months ended
            June 30, 1999 and 2000...........................................5

            Notes to Financial Statements....................................6


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................8

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......10


PART II. OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K................................11

   SIGNATURES ..............................................................14

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  December 31,        June 30,
                                                                                     1999                2000
                                                                                  ------------      ------------
                              ASSETS
Current assets:
         Cash and cash equivalents ..........................................     $     85,136      $    141,497
         Accounts receivable, less allowance for doubtful accounts of
             $25,000 and $20,384, respectively ..............................          167,301           379,681
         Inventories ........................................................          429,472           432,063
         Prepaid expenses and other assets ..................................           23,263            39,844
                                                                                  ------------      ------------
                                                                                       705,172           993,085
                                                                                  ------------      ------------

Equipment, furniture and fixtures, net ......................................        1,002,554           848,502
                                                                                  ------------      ------------

Patent rights, net ..........................................................          302,410           288,381
                                                                                  ------------      ------------

                                                                                  $  2,010,136      $  2,129,968
                                                                                  ============      ============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ...................................................     $    337,927      $    207,335
         Accrued expenses and other liabilities .............................          551,104           529,516
         Convertible notes payable ..........................................                0         1,950,000
         Note payable obligations - current maturities ......................           14,156            15,040
                                                                                  ------------      ------------
                                                                                       903,187         2,701,891
                                                                                  ------------      ------------
Note payable, less current maturities .......................................           54,094            48,774
                                                                                  ------------      ------------
Total liabilities ...........................................................          957,281         2,750,665
                                                                                  ------------      ------------
Shareholders' equity:
         Preferred Stock: $0.01 par; authorized 1,000,000 shares:
                  Series A Convertible Preferred Stock: $0.01 par; authorized
                  10,000 shares; 1,000 and 1,100 issued and outstanding at
                  December 31,1999, and June 30, 2000, respectively;
                  aggregate liquidation preference of $1 million and
                  $1.1 million at December 31, 1999 and June 30, 2000,
                  respectively ..............................................               10                11
                  Series B Convertible Preferred Stock: $0.01 par; authorized
                  250 shares; 250 issued and outstanding at December 31, 1999 and June 30, 2000, respectively; aggregate liquidation
                  preference of $250,000 ....................................                3                 3
         Common Stock: $0.01 par; authorized 3,400,000 shares;
             1,424,729 and 1,424,869 issued and outstanding at
             December 31, 1999 and June 30, 2000, respectively ..............           14,247            14,249
         Additional paid-in capital .........................................       25,186,430        25,194,610
         Accumulated deficit ................................................      (24,147,835)      (25,829,570)
                                                                                  ------------      ------------
                                                                                     1,052,855          (620,697)
                                                                                  ------------      ------------

                                                                                  $  2,010,136      $  2,129,968
                                                                                  ============      ============


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For Three Months Ended             For Six Months Ended
                                          ----------------------------      ----------------------------
                                            June 30,         June 30,         June 30,         June 30,
                                             1999             2000             1999             2000
                                          -----------      -----------      -----------      -----------
Revenues:
      Product Sales ...................   $   407,285      $   766,854      $   959,275      $ 1,228,113
      Licensing & product development..       185,291                0        1,209,608           22,788
                                          -----------      -----------      -----------      -----------
                                              592,576          766,854        2,168,883        1,250,901
                                          -----------      -----------      -----------      -----------


Operating Expenses:
      Cost of sales ...................       350,370          563,799          820,839          885,370
      Research and development ........       525,063          288,840        1,185,585          562,708
      General and administrative ......       488,526          661,828          974,209        1,219,427
      Sales and marketing .............       237,433          167,425          488,235          339,380
                                          -----------      -----------      -----------      -----------
                                            1,601,392        1,681,892        3,468,868        3,006,885
                                          -----------      -----------      -----------      -----------

Net operating loss ....................    (1,008,816)        (915,038)      (1,299,985)      (1,755,984)
                                          -----------      -----------      -----------      -----------

Other income (expense):
      Interest and other income .......        23,347                0           49,446               26
      Interest and other expense ......       (12,538)          (2,002)         (12,589)          (3,554)
                                          -----------      -----------      -----------      -----------
                                               10,809           (2,002)          36,857           (3,528)
                                          -----------      -----------      -----------      -----------

Net loss ..............................   $  (998,007)     $  (917,040)     $(1,263,128)     $(1,759,512)
                                          ===========      ===========      ===========      ===========

Preferred stock dividends .............       (25,000)         (17,460)         (50,000)         (17,460)
                                          -----------      -----------      -----------      -----------

Net loss applicable to common shares...   $(1,023,007)     $  (934,500)     $(1,313,128)     $(1,776,972)
                                          ===========      ===========      ===========      ===========

Basic and diluted net loss
         per common share .............   $      (.72)     $      (.66)     $      (.92)     $     (1.25)
                                          ===========      ===========      ===========      ===========

Basic and diluted weighted average
      common shares outstanding .......     1,424,729        1,424,832        1,424,733        1,424,781


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For Six Months Ended
                                                               ---------------------------------
                                                               June 30, 1999       June 30, 2000
                                                               -------------       -------------
Cash flows from operating activities:
         Net loss .........................................     $(1,263,128)        $(1,759,512)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization ...............         211,655             215,555
              Loss from disposal of assets ................          35,444               3,646
Non-cash compensation .....................................          14,443               7,963
         Changes in operating assets and liabilities:
              Accounts receivable .........................          64,245            (212,380)
              Inventories .................................         217,849              (2,591)
              Prepaid expenses and other assets ...........          (4,840)            (16,581)
              Accounts payable ............................              74            (130,592)
              Accrued expenses and other liabilities ......        (102,317)             56,188
              Deferred revenue ............................        (216,000)
                                                                -----------         -----------
Net cash used in operating activities .....................      (1,042,575)         (1,838,304)
                                                                -----------         -----------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures            (144,755)            (36,178)
         Purchases of patent rights .......................         (17,879)            (14,940)
                                                                -----------         -----------
Net cash used in investing activities .....................        (162,634)            (51,118)
                                                                -----------         -----------

Cash flows from financing activities:
         Proceeds from convertible notes payable ..........            --             1,950,000
         Principal payments on capital lease obligations...          (1,129)             (4,436)
         Proceeds from issuance of common stock ...........            --                   219
                                                                -----------         -----------
Net cash provided by (used in) financing activities .......          (1,129)          1,945,783
                                                                -----------         -----------

Net increase (decrease) in cash and cash equivalents ......      (1,206,338)             56,361
Cash and cash equivalents:
         Beginning of period ..............................       2,852,285              85,136
                                                                -----------         -----------
         End of period ....................................     $ 1,645,947         $   141,497
                                                                ===========         ===========

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company's 1999 audited financial statements and notes thereto.

2.       INTERIM FINANCIAL STATEMENTS
         Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.       INVENTORIES
         Inventories consist of the following:

                              December 31, 1999          June 30, 2000
                              -----------------          -------------

         Raw Material              $219,903                $285,079
         Work in-process             60,998                       ?
         Finished goods             148,571                 146,984
                                   --------                --------
                                   $429,472                $432,063
                                   ========                ========

4.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for interest during the six-month periods ended June 30, 1999 and 2000 was $84 and $4,070, respectively.

         Cash paid for taxes during the six-month periods ended June 30, 1999 and 2000 was $250.

5.       NEW ACCOUNTING PRONOUNCEMENTS
         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt the new standard beginning with the fourth quarter of fiscal 2000. The impact of adoption on our financial statements is not yet quantifiable.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, which clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. Our stock option repricing in January 2000 will be accounted for, as a variable plan, on a prospective basis on July 1, 2000, in accordance with FIN 44. See note 6 for further details.

6.       STOCK OPTION REPRICING
         On December 21, 1999, our Board of Directors approved the repricing, as of January 3, 2000, of all outstanding Qualified and Non-Qualified Stock Options held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements representing 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

         Beginning in the third quarter of 2000 and in accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), the Company will be recognizing expense on the remaining 250,417 unexpired repriced shares. Expense of at least $234,512 relates to 87,260 shares of repriced unvested stock options and will be recognized over a maximum period of five years. Future expense related to vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced stock options are exercised, forfeited or expire and is therefore unknown at this time.

7.       SHARE TRANSACTION AGREEMENT
         On January 25, 2000, we signed a non-binding letter of intent with Permatec Holding AG, a privately-held drug delivery company located in Basel, Switzerland, to purchase three subsidiaries from Permatec in exchange for our Common Stock representing up to approximately 67% of our outstanding Common Stock (the "Share Transaction"). On July 14, 2000, we signed a definitive Stock Purchase Agreement involving the Share Transaction. These subsidiaries develop and license certain pharmaceutical formulation technologies, including transdermal patches and topical gels.

         In the first half of 2000, Permatec invested a total of $1,950,000 in Medi-Ject convertible notes, which will convert at the closing of the Share Transaction into a number of shares of Series C Convertible Preferred Stock equal to the outstanding principal balance of the notes divided by $200. The Medi-Ject Series C Convertible Preferred Stock will convert, at the option of the holder, into shares of Medi-Ject common stock at any time after the closing of the Share Transaction or after October 31, 2000, if the Share Transaction is not completed by such date. If the Share Transaction is not completed by October 31, 2000, the outstanding balance of the notes will accrue interest at an annual rate of 10%. Upon conversion of these notes, a one-time interest expense charge of approximately $1,764,000 related to the in-the-money conversion features of the outstanding convertible notes will be recorded by the Company.

8.       NASDAQ LISTING REQUIREMENTS
         On April 7, 2000, we were notified by Nasdaq/Amex that we no longer met certain requirements for continued listing on The Nasdaq SmallCap Market. As a result, our eligibility for continued listing on The Nasdaq Stock Market is being reviewed. In May we provided to Nasdaq a plan for achieving compliance during the second and third quarter of this year. This plan included, among other things, the business combination agreement with Permatec Holding AG and additional equity financing. If the plan is not accepted by Nasdaq, our stock will be taken off the Nasdaq SmallCap Market and we will seek to have it traded in the over-the-counter market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three and Six Months Ended June 30, 2000 and 1999

Total revenues for the three and six months ended June 30, 2000 were $766,854 and $1,250,901, respectively. These figures reflect an increase of $174,278, or 29% for the same three month period in 1999 and a decrease of $917,982, or 42% compared to the same six month period in 1999. Product sales increased $359,569 or 88% in the three month period and $268,838 or 28% in the six month period ended June 30, 2000, compared to the same periods in the prior year. The increase in product sales in the three-month period is primarily attributable to a 201% increase in revenue from sales in the human growth hormone market.

Licensing and product development fee income decreased by $185,291 in the three-month period and $1,186,820 or 98% in the six-month period ended June 30, 2000, as compared to the prior-year periods. This decrease results from having received funds from Schering-Plough Corporation during the first quarter of 1999 to settle mutual obligations of the parties under a contract dated January 20, 1998. We received a one-time payment from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months and six months ended June 30, 2000 reflect increases of $213,429 or 61% and $64,531 or 8% respectively when compared to prior-year periods. The increases are the result of higher product sales, primarily products used with human growth hormone applications.

Research and development expenses totaled $288,840 and $562,708 in the three- and six-month periods ended June 30, 2000, respectively. These figures reflect decreases from the prior-year periods of $236,223 or 45% and $622,877 or 53%, respectively mainly due to lower utilization of certain production employees for development activities and lower clinical study expenses.

General and administrative expenses totaled $661,828 and $1,219,427 in the three- and six-month periods ended June 30, 2000, respectively. These figures represent an increase of $173,302 or 35% and $245,218 or 25% when compared to the same periods in 1999. The largest component of the increase is attributable to expenses associated with the Permatec Share Transaction activities totaling $202,189 for the six months ended June 30, 2000.

Sales and marketing expenses totaled $167,425 and $339,380 in the three and six month periods ended June 30, 2000, respectively. These figures reflect a decrease in the three month period of $70,008 or 29% and a decrease in the six month period of $148,855 or 30%. The main components of these decreases are a decrease in outside marketing services of approximately $33,000 and a decrease in payroll expense of approximately $66,000. Payroll decreases resulted from staffing reassignments to the general and administrative department and some staffing reductions as a result of outsourcing our domestic insulin direct sales process. We anticipate these staffing levels to remain consistent for the remainder of the year.

Net other income for the three and six months ended June 30, 2000 decreased by $12,811 or 119% and $40,385 or 110% relative to the prior-year three-month and six-month periods ending June 30. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances.

Liquidity and Capital Resources
Cash and cash equivalents totaled $85,136 on December 31, 1999, compared to $141,497 on June 30, 2000. This increase of $56,361 results primarily from proceeds from convertible notes payable in the amount of $1,950,000 offset by a net loss of $1,759,512 adjusted for charges for depreciation and amortization and changes in operating and treasury activities. Significant components of changes in operating assets and liabilities include an increase in accounts receivable of $212,380 and a decrease in accounts payable of $130,592.

We expect to report a net loss for the year ended December 31, 2000 as we continue to incur marketing and development cost related to bringing future generations of products to market. Our long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

To continue our existence, we will be required to raise additional working capital or combine with another entity or both. We are currently pursuing the share transaction with Permatec Holding AG, as more fully explained in Item 1,
Note 7 above. Regarding this transaction, we have been financing our operations through advances from Permatec under convertible promissory notes described above. To date, Permatec has provided $1,950,000 to us under such notes. Even with such share transaction, we will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise the needed additional capital on acceptable terms or at all.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure
There have been no material changes in reported market risks faced by the Company since December 31, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              3.1   Second Amended and Restated Articles of Incorporation.(a)

              3.2   Second Amended and Restated Bylaws.(a)

              3.3 Certificate of Designations for Series A Convertible Preferred Stock.

              3.4 Certificate of Designations for Series B Convertible Preferred Stock.

              4.1   Form of Certificate for Common Stock.(a)

              4.2 Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

              4.3 Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

              4.4   Reserved.

              4.5   Reserved.

             4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (filed herewith as Exhibit 10.7).(a)

             4.7 Warrant issued to Elan International Services, Ltd. on November 10, 1998.

             4.8 Warrant issued to Grayson & Associates, Inc. on September 23, 1999.

            10.1 Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto.(a)

            10.3 Development and Supply Agreement with Ferring N.V., dated December 31, 1993 and amendments.

            10.4 Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999.

            10.5 Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999.

            10.6     Reserved.

            10.7 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company.(a)

            10.8* Employment Agreement, dated December 21, 1999, with Franklin Pass, M.D.

            10.9* Employment Agreement, dated December 21, 1999 with Lawrence Christian.

            10.9.1* Employment Agreement, dated May 1, 2000, with Lawrence Christian.

            10.10*   Reserved.

            10.11* Employment Agreement, dated December 21, 1999, with Peter Sadowski.

            10.11.1* Employment Agreement, dated May 1, 2000, with Peter
                     Sadowski.

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

            10.22*   1998 Stock Option Plan for Non-Employee Directors.(c)

            10.23* Letter consulting agreement dated February 20, 1998 with Geoffrey W. Guy.(c)

            10.24#   Agreement with Becton Dickinson dated January 1, 1999

            10.25 Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998

            10.26# License & Development Agreement with Elan Corporation, plc, dated November 10, 1998

            27       Financial Data Schedule

            99       Cautionary Statement (b)

*        Indicates management contract or compensatory plan or arrangement.
+ Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.20 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
# Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.24 and 10.26 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(a) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
(b) Incorporated by reference to our Form 10-K for the year ended December 31, 1996.
(c) Incorporated by reference to our Form 10-K for the year ended December 31, 1997.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDI-JECT CORPORATION




August 9, 2000                      /s/ Franklin Pass
----------------------------------  ------------------------------------------
Date                                Franklin Pass, MD, Chairman/CEO



August 9, 2000                      /s/ Lawrence M. Christian
----------------------------------  ------------------------------------------
Date                                Lawrence M. Christian, Vice President-
                                    Finance & Administration/CFO
                                    (principal financial & accounting officer)