Form 10-K405/A
period 1999-12-31
MEDI JECT CORP /MN/
filed 2000-10-20
CIK 1016169

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

     Medi-Ject was a pioneer in the invention of home needle-free injection systems in the late 1970s. Earlier needle-free injection systems were powered by large air compressors, so their use was limited to vaccinations by the military or school health programs. Early injectors were painful in comparison to today's injectors, and they were large. Our first home insulin injector was five times as heavy as the current injector, which weighs five ounces. Acceptance of our insulin injectors has gradually expanded as functionality and ease of use have improved and the retail consumer purchase price has been reduced from $399 to $299. Our first growth hormone injector was introduced in Europe in 1994. Distribution of growth hormone injectors has expanded to include Japan and other Asian countries.

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

     Due to the substantial costs involved, our marketing efforts are not currently focused on drug applications administered by healthcare professionals. Needle-free injection systems, however, may be attractive to hospitals, doctors' offices and clinics, and we may explore such applications in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles as well as the practice of giving injections through intravenous tubing to reduce the number of contaminated needles. In 1998, the State of California banned the use of exposed needles in hospitals and doctors' offices. We believe that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles. Furthermore, certain drugs, particularly experimental DNA vaccines, may actually be more effective if delivered by jet injection.

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

     We have expended approximately $2,413,000, $3,517,000 and $2,551,000 on research and development efforts during fiscal years 1997, 1998 and 1999, respectively. Of these amounts, approximately $2,030,000, $527,000 and $1,381,000, respectively, were funded by third-party sponsored development programs and licensing fees.

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

Human Growth Hormone

     Frequent injections of human growth hormone are received by children being treated for growth retardation. The disease may be diagnosed as early as age three, with injections administered until bone maturity is reached at age seventeen or beyond. The hormone drug used for the treatment of this condition costs an estimated $20,000 or more at the wholesale level annually. Despite the use of pen-like needle injection systems, which are more convenient to use than traditional needles, compliance with the prescribed injection regimen continues to be a problem. A study in Germany found that 36% of children on human growth hormone therapy did not fully comply with the therapy using needle injections. In addition, a study performed in the Netherlands showed that a majority of children in the study preferred to have their human growth hormone administered using a Medi-Ject needle-free system rather than a pen-like needle injector. We believe that our needle-free injector system offers a marketing advantage to the three pharmaceutical companies now distributing our growth hormone injectors.

Erectile Dysfunction

     Studies estimate the number of men in the U.S. suffering from impotence to be 10 to 20 million. The causes, earlier thought to be mainly psychogenic, are now thought to be most often a natural result of aging or a complication of diabetes, prostate cancer surgery or other physiological causes. Over ten years ago, it was observed that penile injections of vasoactive (blood vessel relaxing) drugs caused temporary erections sufficient to allow satisfactory sexual intercourse. Despite the recent introduction of an oral impotence therapy, penile injection remains an important therapy for men with advanced stages of the disease. The first drug approved for injection in the U.S. was the generic drug prostaglandin E1, also called alprostadil. However, we believe that use of this drug has been hindered because penile self-injection is difficult and viewed as unpleasant by most men. As a result, one company has introduced an intra-urethral alprostadil applicator, but this method of treatment is not as effective as the injections. The fluid stream from our insulin or growth hormone injectors does not penetrate deep enough to reach the penile erectile tissues, but we have added several design changes and can now effectively deliver saline to the proper location needle-free. We plan to complete one or more clinical studies using active drug in 2000 to determine whether our injector will be effective in the treatment of erectile dysfunction.

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

Patents

     We, when appropriate, actively seek protection for our products and proprietary information by means of U.S. and foreign patents and trademarks. We currently hold eight U.S. patents, one Japanese patent, one Taiwanese patent and one Canadian patent. Our patents have expiration dates ranging from March 2002 to April 2019. We also have 14 other patent applications being considered in the U.S. and various countries throughout the world.

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

     On December 22, 1999, we sold 250 shares of Series B Convertible Preferred Stock ("Series B") to Bio-Technology General Corporation for total consideration of $250,000. The Series B does not carry a dividend rate. A holder of Series B Stock may choose to convert the Series B Stock into Medi-Ject Common Stock after the "Permissible Conversion Events," which is defined as a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. In the event that a holder does not convert, an Automatic Conversion will occur on the later of (i) the date of occurrence of Permissible Conversion Events or (ii) June 30, 2001. The conversion price will be the lower of (i) the average of the closing prices per share of our Common Stock for the twenty (20) consecutive trading days immediately preceding the conversion date, or (ii) $2.50 per share. The Series B has certain preference rights over holders of Common Stock and is subordinated to Series A in liquidation rights. The proceeds from the sale of these securities were used primarily for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal fees, in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                          At December 31,
                                                      --------------------------------------------------------
                                                        1995        1996        1997        1998        1999
                                                      --------    --------    --------    --------    --------
Balance Sheet Data:
     Cash and cash equivalents ....................   $     36    $ 11,039    $  7,283    $  2,852    $     85
     Working capital (deficit) ....................       (650)     11,187       7,804       3,068        (198)
     Total assets .................................      1,240      12,956      10,047       5,334       2,010
     Long-term liabilities, less current maturities        136           8           2        --            54
     Mandatorily redeemable preferred stock .......       --          --          --          --           250
     Accumulated deficit ..........................     (9,302)    (11,540)    (14,512)    (20,296)    (24,148)

     Total shareholders' equity (deficit) .........   $    (74)   $ 12,120    $  9,337    $  4,630    $    803


                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                        1995        1996        1997        1998        1999
                                                      --------    --------    --------    --------    --------
Statement of Operations Data:
     Sales ........................................   $  1,654    $  1,838    $  1,687    $  2,172    $  2,101
     Licensing and product development ............        921       1,854       2,030         527       1,381
                                                      --------    --------    --------    --------    --------
       Revenues ...................................      2,575       3,692       3,717       2,699       3,482
                                                      --------    --------    --------    --------    --------
     Cost of sales ................................      1,049       1,136       1,221       1,854       1,786
     Research and development .....................      1,195       2,585       2,413       3,517       2,551
     Sales and marketing ..........................        887       1,019       1,540         948       1,058
     General and administrative ...................      1,237       1,397       1,983       2,426       1,831
                                                      --------    --------    --------    --------    --------
       Operating expenses .........................      4,368       6,137       7,157       8,745       7,226
                                                      --------    --------    --------    --------    --------
     Net operating loss ...........................     (1,793)     (2,445)     (3,440)     (6,046)     (3,744)
     Net other income (expense) ...................        (89)        207         468         276          41
                                                      --------    --------    --------    --------    --------
     Net loss .....................................   $ (1,882)   $ (2,238)   $ (2,972)   $ (5,770)   $ (3,703)
                                                      ========    ========    ========    ========    ========

Net loss per common share (1), (2), (3) ...........   $ (43.03)   $  (4.22)   $  (2.12)   $  (4.07)   $  (2.70)
                                                      ========    ========    ========    ========    ========

Weighted average number of
common shares (3) .................................         44         530       1,402       1,421       1,425


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

     Manufacturing overhead decreased from $1,139,000 in 1998 to $872,000 in 1999, a decrease of 23%. This primarily resulted from decreasing manufacturing staffing by four people in October 1998 - a purchasing manager, a manufacturing engineer and two quality inspectors/analysts charged to manufacturing overhead. Other than a severance payment of $8,257 paid at termination, there were no future financial obligations relating to this staff reduction.

     Research and development expenses decreased from approximately $3,517,000 in 1998 to approximately $2,551,000 in 1999, a decrease of 27%. The decrease in 1999 is primarily due to the 1998 one-time purchase of intellectual property rights to proprietary small-needle injection technology from Elan Corporation, plc, partially offset by the agreed settlement of a product development dispute of $134,000. The technology purchased in 1998 must be proven technically feasible and additional investments made in order to advance to a viable product; accordingly, the cost of the rights were charged to operating expense in 1998.

     Sales and marketing expenses increased approximately $110,000 or 12% from $948,000 in 1998 to $1,058,000 in 1999. This increase is due primarily to increased expenses generated for advertising, web-site introduction, preparation for e-commerce sales and literature related to the launch of a new line of products in the fourth quarter of 1999.

     General and administrative expenses decreased from approximately $2,427,000 in 1998 to approximately $1,831,000 in 1999, a decrease of $595,000 or 25%. This decrease was primarily driven by three factors. The first was a decrease in payroll costs of approximately $197,000 attributable to staffing reductions completed in October 1998. The second factor was a decrease of $161,000 in patent amortization and depreciation expense. This decrease relates primarily to a 1998 write down of $125,000 capitalized patent costs related to a novel injector energy source. The write down was taken in 1998 as activities on this project were temporarily suspended after improvements on coil spring designs became available. Management believes the novel energy source has certain features which may be valuable in future generation injection systems and, after the write down, has a reasonable future value; therefore, we will continue to monitor the recoverability of the remaining patent asset on an ongoing basis. The third factor contributing to the decrease in general and administrative expenses for the period was a decrease of approximately $72,000 in travel expenses mainly due to reduced staffing in this department. Legal and business insurance expense also decreased by $72,000 related to planned spending reductions.

     Interest and other income decreased from approximately $292,000 in 1998 to approximately $66,000 in 1999, a decrease of $226,000. This decrease is attributable to reduced interest earnings on lower average cash reserves during 1999. Interest and other expense increased by approximately $10,000 from approximately $15,000 in 1998 to approximately $25,000 in 1999 due primarily to interest on a note payable.

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

     Research and development expenses increased from approximately $2,413,000 in 1997 to approximately $3,517,000 in 1998, an increase of approximately 46%. This increase is primarily due to the purchase of intellectual property rights to proprietary small-needle injection technology from Elan Corporation, plc. This technology must be proven technically feasible and additional investments made in order to advance to a viable product; accordingly, the cost of the rights were charged to operating expense.

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

     General and administrative expenses increased from approximately $1,983,000 in 1997 to approximately $2,427,000 in 1998, an increase of approximately $444,000 or 22%. This increase was primarily driven by three factors. The first is an increase of $173,000 related to on-going quality assurance efforts and non-recurring expenses incurred in the ISO certification process completed in June 1998. The second factor is an increase of $157,000 in depreciation and patent amortization expense. This increase relates primarily to a patent amortization write down of $125,000 in the fourth quarter following the suspension of development activities relating to a novel injector energy source. Activities on this project were temporarily suspended after improvements on coil spring designs became available. Management believes the novel energy source has certain features which may be valuable in future generation injection systems and, after the write down, has a reasonable future value; therefore, we will continue to monitor the recoverability of the remaining patent asset on an ongoing basis. A third major factor contributing to the increase in general and administrative expenses for the period is an expense of $75,000 relating to our repurchase of certain distributor rights in the human growth hormone market from one of our distributors. The repurchase of these rights has allowed us to sign a new agreement that is expected to generate fee income and has begun to result in product sales.

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

     During the year ended December 31, 1999, cash used to fund operating activities was approximately $2,633,000. The major components of this amount included a net loss of approximately $3,703,000 and a decrease in deferred revenue of approximately $216,000, offset by depreciation and amortization totaling approximately $461,000, loss on disposal of assets of approximately $174,000, decrease in accounts receivable, inventories and prepaid expense of approximately $108,000, $163,000, and $29,000, respectively, along with increases in accounts payable and accrued liabilities of $87,000 and $234,000, respectively. Net cash used in investing activities totaled approximately $378,000 principally due to additions to fixed assets of approximately $303,000, and an additional investment in patent rights totaling approximately $75,000. Net cash provided by financing activities totaled approximately $245,000, resulting primarily from the issuance of mandatorily redeemable convertible preferred stock for $250,000.

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

     As discussed in Note 8, the accompanying financial statements have been restated to reclassify the Series B convertible preferred stock outside of permanent equity.



                                       KPMG LLP

Minneapolis, Minnesota
February 18, 2000, except as to the
effect of matters discussed in Note 14,
which is as of September 15, 2000

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS

                                                                                 December 31,
                                                                         ----------------------------
                                                                             1998            1999
                                                                         ------------    ------------
                               ASSETS                                                   (as restated,
                                                                                         see Note 14)
Current Assets:
         Cash ........................................................   $  2,852,285    $     85,136
         Accounts receivable, less allowances for doubtful accounts of
           $25,000 and $25,000, respectively .........................        275,694         167,301
         Inventories .................................................        592,185         429,472
         Prepaid expenses and other assets ...........................         52,006          23,263
                                                                         ------------    ------------
                                                                            3,772,170         705,172
                                                                         ------------    ------------

Equipment, furniture and fixtures, net ...............................      1,278,456       1,002,554
                                                                         ------------    ------------

Patent rights, net ...................................................        283,805         302,410
                                                                         ------------    ------------

                                                                         $  5,334,431    $  2,010,136
                                                                         ============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ............................................   $    250,512    $    337,927
         Accrued expenses and other liabilities ......................        236,191         551,104
         Deferred revenue ............................................        216,000            --
         Capital lease obligations - current maturities ..............          1,721            --
         Note payable obligations - current maturities ...............           --            14,156
                                                                         ------------    ------------
                                                                              704,424         903,187
                                                                         ------------    ------------

Note payable, less current maturities ................................           --            54,094
                                                                         ------------    ------------

Total liabilities ....................................................        704,424         957,281
                                                                         ------------    ------------

Mandatorily Redeemable Series B Convertible Preferred Stock:
     $0.01 par; authorized 250 shares; 250 issued and outstanding at
     December 31, 1999 ...............................................           --           250,000

Shareholders' equity:
     Preferred Stock:  $0.01 par; authorized 1,000,000 shares:
         Series A Convertible Preferred Stock:  $0.01 par; authorized
           10,000 shares; 1,000 issued and outstanding at
           December 31, 1998 and 1999, aggregate liquidation
            preference of $1 million .................................             10              10
     Common Stock: $0.01 par; authorized 3,400,000 shares;
           1,424,752 and 1,424,729 issued and outstanding at
           December 31, 1998 and 1999, respectively ..................         14,247          14,247
     Additional paid-in capital ......................................     24,911,694      24,936,433
     Accumulated deficit .............................................    (20,295,944)    (24,147,835)
                                                                         ------------    ------------
                                                                            4,630,007         802,855
                                                                         ------------    ------------
Commitments (Notes 4, 5 and 6)
                                                                         $  5,334,431    $  2,010,136
                                                                         ============    ============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                       1997           1998           1999
                                                   -----------    -----------    -----------
                                                                                (as restated,
                                                                                 see Note 14)
Revenues:
      Sales ....................................   $ 1,686,588    $ 2,171,881    $ 2,100,735
      Licensing & product development ..........     2,030,435        527,364      1,381,127
                                                   -----------    -----------    -----------
                                                     3,717,023      2,699,245      3,481,862
                                                   -----------    -----------    -----------


Operating Expenses:
      Cost of sales ............................     1,221,051      1,853,715      1,785,464
      Research and development .................     2,413,366      3,516,856      2,550,773
      Sales and marketing ......................     1,539,504        947,866      1,058,364
      General and administrative ...............     1,983,024      2,426,639      1,831,229
                                                   -----------    -----------    -----------
                                                     7,156,945      8,745,076      7,225,830
                                                   -----------    -----------    -----------

Net operating loss .............................    (3,439,922)    (6,045,831)    (3,743,968)
                                                   -----------    -----------    -----------

Other income (expense):
      Interest and other income ................       505,295        291,521         66,018
      Interest and other expense ...............       (37,140)       (15,154)       (25,489)
                                                   -----------    -----------    -----------
                                                       468,155        276,367         40,529
                                                   -----------    -----------    -----------

Net loss .......................................    (2,971,767)    (5,769,464)    (3,703,439)

Preferred stock dividends ......................          --          (14,246)      (148,452)
                                                   -----------    -----------    -----------

Net loss applicable to common shares ...........   $(2,971,767)   $(5,783,710)   $(3,851,891)
                                                   ===========    ===========    ===========

Basic and diluted net loss per common share ....   $     (2.12)   $     (4.07)   $     (2.70)
                                                   ===========    ===========    ===========

Basic and diluted weighted average common shares
      outstanding ..............................     1,402,140      1,421,066      1,424,731


See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                           (as restated, see Note 14)

                                               Convertible
                                                Preferred
                                                  Stock
                                             --------------
                                                Series A           Common stock        Additional
                                             --------------   ---------------------      paid-in       Accumulated
                                             Shares  Amount     Shares       Amount      capital          deficit          Total
                                             ------  ------   ----------    --------   ------------    ------------    ------------

Balance, December 31, 1996 ...............       --   $  --    1,385,127    $ 13,851   $ 23,646,292    $(11,540,467)   $ 12,119,676
   Exercise of  stock options and warrants       --      --       29,191         292        183,934              --         184,226
   Compensation expense, stock options ...       --      --           --          --          4,995              --           4,995
   Net loss ..............................       --      --           --          --             --      (2,971,767)     (2,971,767)
                                             ------   -----   ----------    --------   ------------    ------------    ------------
Balance, December 31, 1997 ...............       --      --    1,414,318      14,143     23,835,221     (14,512,234)      9,337,130
   Issuance of Series A preferred stock ..    1,000      10           --          --        999,990              --       1,000,000
   Dividends payable on preferred stock ..       --      --           --          --             --         (14,246)        (14,246)
   Financing cost ........................       --      --           --          --        (18,937)             --         (18,937)
   Exercise of stock options and warrants        --      --       10,434         104         64,476              --          64,580
   Compensation expense, stock options ...       --      --           --          --         30,944              --          30,944
     Net loss ............................       --      --           --          --             --      (5,769,464)     (5,769,464)
                                             ------   -----   ----------    --------   ------------    ------------    ------------
Balance, December 31, 1998 ...............    1,000      10    1,424,752      14,247     24,911,694     (20,295,944)      4,630,007
   Dividends payable on preferred stock ..       --      --           --          --             --        (148,452)       (148,452)
   Financing cost ........................       --      --           --          --         (4,934)             --          (4,934)
   Redemption of fractional shares .......       --      --          (23)         --            (66)             --             (66)
   Compensation expense, stock options ...       --      --           --          --         29,739              --          29,739
     Net loss ............................       --      --           --          --             --      (3,703,439)     (3,703,439)
                                             ------   -----   ----------    --------   ------------    ------------    ------------
Balance, December 31, 1999 ...............    1,000   $  10    1,424,729    $ 14,247   $ 24,936,433    $(24,147,835)   $    802,855
                                             ======   =====   ==========    ========   ============    ============    ============

                 See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                      -----------------------------------------
                                                                          1997          1998            1999
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
         Net loss .................................................   $(2,971,767)   $(5,769,464)   $(3,703,439)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization ............................       326,065        596,727        461,343
         Loss on disposal and abandonment of assets ...............        17,079          9,445        173,682
         Interest on marketable debt securities ...................      (246,813)      (176,086)            --
         Compensation expense .....................................         4,995         30,944         29,739
         Changes in operating assets and liabilities:
           Accounts receivable ....................................      (223,193)       485,254        108,393
           Inventories ............................................       (45,742)      (195,113)       162,713
           Prepaid expenses and other assets ......................        15,094         19,489         28,743
           Accounts payable .......................................       (31,698)       (71,246)        87,415
           Accrued liabilities ....................................        48,330       (157,831)       233,921
           Deferred revenue .......................................       (14,019)       216,000       (216,000)
                                                                      -----------    -----------    -----------
Net cash used in operating activities .............................    (3,121,669)    (5,011,881)    (2,633,490)
                                                                      -----------    -----------    -----------

Cash flows from investing activities:
         Purchases of marketable securities .......................    (6,975,059)    (2,729,831)            --
         Proceeds from sales of marketable securities .............     5,148,666      6,443,400             --
         Purchases of equipment, furniture and fixtures ...........      (859,373)      (516,186)      (302,743)
         Proceeds from sale of equipment, furniture & fixtures ....            --          2,200             --
         Payments for patent rights ...............................       (77,790)      (119,828)       (74,985)
                                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities ...............    (2,763,556)     3,079,755       (377,728)
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
              Proceeds from note payable ..........................            --             --         72,425
         Principal payments on capital lease obligations ..........                       (7,083)        (1,721)
         Principal payments on note payable obligations ...........            --             --         (4,175)
         Proceeds from issuance of common stock, net ..............       184,226         64,580             --
         Redemption of fractional shares ..........................            --             --            (66)
         Proceeds from issuance of convertible preferred stock, net            --        981,063             --
         Proceeds from issuance of mandatorily redeemable
           convertible preferred stock, net .......................            --             --        245,066
         Payment of dividends and related tax liability ...........            --             --        (67,460)
         Principal payments on notes payable ......................       (96,097)            --             --
                                                                      -----------    -----------    -----------
Net cash provided by financing activities .........................        55,836      1,038,560        244,069
                                                                      -----------    -----------    -----------

Net decrease in cash and cash equivalents .........................    (5,829,389)      (893,566)    (2,767,149)
Cash and cash equivalents:
         Beginning of year ........................................     9,575,240      3,745,851      2,852,285
                                                                      -----------    -----------    -----------
         End of year ..............................................   $ 3,745,851    $ 2,852,285    $    85,136
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

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact previously reported net loss or net loss per share.

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

8.   Mandatorily Redeemable Series B Convertible Preferred Stock

     On December 22, 1999, we sold 250 shares of Series B Convertible Preferred Stock ("Series B") to Bio-Technology General Corporation for total consideration of $250,000. The Series B does not carry a dividend rate. A holder of Series B Stock may choose to convert the Series B Stock into Medi-Ject Common Stock after the "Permissible Conversion Events," which is defined as a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. In the event that a holder does not convert, an Automatic Conversion will occur on the later of (i) the date of occurrence of Permissible Conversion Events or (ii) June 30, 2001. If the Permissible Conversion Events do not occur before December 22, 2000, the company must redeem all 250 shares at 105% of the liquidation preference which is $1,050 per share or $262,500 in total. As such, the Series B has been classified as mandatorily redeemable preferred stock. The conversion price will be the lower of (i) the average of the closing prices per share of our Common Stock for the twenty (20) consecutive trading days immediately preceding the conversion date, or (ii) $2.50 per share. The Series B has certain preference rights over holders of Common Stock and is subordinated to Series A in liquidation rights. The proceeds from the sale of these securities were used primarily for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal fees, in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

9.   Shareholders' Equity

Authorized Shares

     At December 31, 1999, the total number of shares authorized for all classes of stock was 4,400,000 shares: 3,400,000 common shares and 1,000,000 preferred shares with 10,000 preferred shares designated as Series A. The authorized common share figure has been adjusted for a one for five reverse stock split effective on January 28, 1999. The reverse stock split had no effect on the authorized preferred shares.

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

                             MEDI-JECT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


Series A Convertible Preferred Stock

     On November 10, 1998, we sold 1,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 56,000 shares of common stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carries a 10% dividend which is payable semi-annually. In addition to the stated 10% dividend, we are also obligated to pay foreign tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends since they are non-recoverable. The Series A is redeemable at our option at any time and is convertible into common stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. Under certain limited circumstances where certain conditions fail to be met, the Series A may be converted at our election within 30 days of the second anniversary of the date of issuance at the market price of the Common Stock at such time. The warrants to purchase Common Stock may be exercised at any time prior to November 10, 2005, at a price of $15.00 per share. The proceeds from the sale of these securities were used to fund the purchase of intellectual property rights to proprietary small-needle injection technology from Elan Corporation, plc. The technology must be proven technically feasible and additional investments made in order to advance to a viable product; accordingly, the entire cost of the rights, of $1,000,000, was charged to product development operating expenses.

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

     Our warrants were issued in connection with debt financing and technology procurement during 1996 through 1998. The terms of the warrants do not exceed ten years and vest in varying periods. All performance obligations by warrant recipients have been completed.

Stock option and warrant activity is summarized as follows:

                                                               Weighted
                                                 Number         average
                                                of Shares       prices
                                                ---------      --------
Outstanding at December 31, 1996.............    706,677        $25.15
    Granted..................................    121,700         22.25
    Exercised................................    (29,190)         6.50
    Canceled.................................    (19,141)        22.35
                                                --------        ------
Outstanding at December 31, 1997.............    780,046         25.40
    Granted..................................    301,190          8.40
    Exercised................................    (10,434)         6.23
    Canceled.................................   (210,684)        19.47
                                                --------        ------
Outstanding at December 31, 1998.............    860,118         21.11
    Granted .................................     74,215          2.73
    Exercised ...............................         --            --
    Canceled ................................    (85,483)         9.45
                                                --------        ------
Outstanding at December 31, 1999.............    848,850        $20.68
                                                ========        ======
    January 3, 2000, repricing...............    848,850        $18.67
                                                ========        ======


The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range after the January 3, 2000, repricing:

--------------------- --------------------------------------------------------- --------------------------------------
                                            Outstanding                                      Exercisable
--------------------- --------------------------------------------------------- --------------------------------------
                                          Weighted Average
    Price Range       Number of Shares     Remaining Life    Weighted Average         Number        Weighted Average
                         Outstanding          In Years        Exercise Price        Exercisable       Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Pursuant to Option
Plans:
$         1.56               273,852              6.9               $1.56             142,092           $   1.56
 2.31 to 14.70                 3,600              8.9                6.88               1,000              11.31
15.65 to 19.70                 3,818              3.5               16.66               3,218              16.85
                             -------                                                  -------
                             281,270              6.9                1.84             146,310               1.97
                             =======                                                  =======
Warrants:
$2.40 to 23.00               142,772              5.9              $18.39             142,772             $18.39
29.55 to 33.00               424,808              5.6               29.91             424,808              29.91
                             -------                                                  -------
                             567,580              5.7               27.01             567,580              27.01
                             =======                                                  =======
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

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

10.  Employee Savings Plan

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

11.  Supplemental Disclosures of Cash Flow Information

     Cash paid for interest during the years ended December 31, 1997, 1998 and 1999 was $9,339, $1,398 and $4,427, respectively.

     Cash paid for taxes during the years ended December 31, 1997, 1998 and 1999 was $300, $2,758 and $700 respectively.

12.  Additional Sales Information

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

13.  Quarterly Financial Data (unaudited)

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

14.  Reclassifications

     During the year ended December 31, 1999, the Company issued 250 shares of Series B Convertible Preferred Stock, which was previously recorded as permanent equity. Subsequent to the issuance of the Company's 1999 financial statements and upon closer examination of the Series B Convertible Preferred Stock Agreement, it was determined that the $250,000 of Series B Convertible Preferred Stock should have been classified outside of permanent equity for the year ended December 31, 1999. See Note 8. In addition, during the year ended December 31, 1999, the Company reached a $133,000 settlement with a third party that was recorded as other expense. Subsequent to the issuance of the Company's 1999 financial statements, it was determined that the settlement should have been recorded as a product development expense. As a result, the Company's 1999 financial statements have been adjusted for these reclassifications in accordance with accounting principles generally accepted in the United States of America. There was no effect on net loss as a result of the reclassifications.

15.  Subsequent Events

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

                                  [LINE GRAPH]

                    October 3,   December 31,   December 31,   December 31,   December 31
                       1996          1996           1997          1998            1999
                       ----          ----           ----          ----            ----
Medi-Ject             $100.00     $  69.05       $  38.10      $   7.14        $  1.50

Nasdaq Composite
   Index               100.00       104.47         128.20        180.09         334.25

Biotechnology
   Stocks              100.00        94.86          99.19        143.19         311.70


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

                                         Shares       Outstanding  Percentage of
                                      Beneficially     Options &     Outstanding
     Name of Beneficial Owner           Owned(1)      Warrants(2)      Shares

Becton Dickinson and Company (3)         609,292         456,969        30.0%
Franklin Pass, M. D. (4)                 112,042          91,917         7.4%
Kenneth Evenstad (4)                       6,279           4,223         *
Stanley Goldberg (4)                       4,000           4,000         *
Karl Groth (4)                             4,000           4,000         *
Geoffrey Guy, M.D. (4)                     8,984           8,223         *
Fred L. Shapiro, M. D. (4)                16,942           4,223         1.2%
Lawrence Christian (4)                    17,000          14,000         1.2%
Peter Sadowski (11)                       11,447          11,447         *
All directors and executive
  officers as a group (8 persons)        180,693         142,032        11.5%
----------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 16, 1999, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.
(2) Shares of Medi-Ject Common Stock issuable upon the exercise of outstanding options and warrants.
(3)  The address of Becton Dickinson is 1 Becton Drive, Franklin Lakes, NJ
     07417.
(4) The director's or officer's address is 161 Cheshire Lane, Suite 100, Plymouth, MN 55441.


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