Form 10-Q/A
period 2000-03-31
MEDI JECT CORP /MN/
filed 2000-10-20
CIK 1016169

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

         ITEM 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................9

PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K...........................10

SIGNATURES ..................................................................13

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     December 31, 1999       March 31, 2000
                                                                     -----------------     -----------------
                                      ASSETS                         (as restated, see     (as restated, see
                                                                         Note 2)                 Note 2)
Current Assets:
         Cash and cash equivalents ..................................   $     85,136          $     49,584
         Accounts receivable, less allowance for doubtful accounts of
             $25,000 and $23,094, respectively ......................        167,301                98,359
         Inventories ................................................        429,472               559,321
         Prepaid expenses and other assets ..........................         23,263                37,634
                                                                        ------------          ------------
                                                                             705,172               744,898

Equipment, furniture and fixtures, net ..............................      1,002,554               925,080

Patent rights, net ..................................................        302,410               286,103
                                                                        ------------          ------------

                                                                        $  2,010,136          $  1,956,081
                                                                        ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable ...........................................   $    337,927          $    591,033
         Accrued expenses and other liabilities .....................        551,104               536,547
         Convertible note payable ...................................           --                 500,000
         Note payable obligations - current maturities ..............         14,156                14,592
                                                                        ------------          ------------
                                                                             903,187             1,642,172

Note payable, less current maturities ...............................         54,094                51,474
                                                                        ------------          ------------
Total liabilities ...................................................        957,281             1,693,646
                                                                        ------------          ------------

Mandatorily Redeemable Series B Convertible Preferred Stock:
     $0.01 par; authorized 250 shares; 250 issued and outstanding at
     December 31, 1999 and March 31, 2000 ...........................        250,000               250,000
                                                                        ------------          ------------

Shareholders' Equity:
     Preferred Stock: $0.01 par; authorized 1,000,000 shares:
         Series A Convertible Preferred Stock: $0.01 par; authorized
             10,000 shares; 1,000 issued and outstanding at
             December 31,1999, and March 31, 2000;
             aggregate liquidation preference of $1 million .........             10                    10
         Common Stock: $0.01 par; authorized 3,400,000 shares:
             1,424,729 and 1,424,729 issued and outstanding at
             December 31, 1999 and March 31, 2000, respectively .....         14,247                14,247
         Additional paid-in capital .................................     24,936,433            24,943,799
         Accumulated deficit ........................................    (24,147,835)          (24,945,621)
                                                                        ------------          ------------
                                                                             802,855                12,435
                                                                        ------------          ------------

                                                                        $  2,010,136          $  1,956,081
                                                                        ============          ============


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Quarter Ended
                                         -------------------------------
                                         March 31, 1999   March 31, 2000
                                         --------------   --------------
                                           (as restated, see Note 2)

Revenues:
      Product sales .................     $   551,991      $   461,259
      Licensing & product development       1,024,317           22,788
                                          -----------      -----------
                                            1,576,308          484,047
                                          -----------      -----------


Operating Expenses:
      Cost of sales .................         470,469          321,571
      Research and development ......         660,522          273,868
Marketing and sales .................         250,803          171,955
      General and administrative ....         485,683          477,199
                                          -----------      -----------
                                            1,867,477        1,244,593
                                          -----------      -----------

Net operating loss ..................        (291,169)        (760,546)
                                          -----------      -----------

Other Income (Expense):
      Interest and other income .....          26,099               26
      Interest and other expense ....             (51)          (1,552)
                                          -----------      -----------
                                               26,048           (1,526)
                                          -----------      -----------

Net loss ............................        (265,121)        (762,072)

Preferred stock dividends ...........         (25,000)         (35,714)
                                          -----------      -----------

Net loss applicable to common shares      $  (290,121)     $  (797,786)
                                          ===========      ===========

Basic and diluted net loss
         per common share ...........     $      (.20)     $      (.56)
                                          ===========      ===========


Basic and diluted weighted average
      common shares outstanding .....       1,424,736        1,424,729
                                          ===========      ===========

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For Three Months Ended
                                                             ---------------------------------
                                                             March 31, 1999     March 31, 2000
                                                             --------------     --------------
                                                                                 (as restated,
                                                                                  see Note 2)
Cash flows from operating activities:
         Net loss ......................................       $  (265,121)       $  (762,072)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization .................           122,052            109,360
         Loss on disposal and abandonment of assets ....              --                3,646
         Non-cash compensation .........................             7,430              7,366
         Changes in operating assets and liabilities:
           Accounts receivable .........................            47,814             68,942
           Inventories .................................           194,386           (129,849)
           Prepaid expenses and other assets ...........           (30,969)           (14,371)
           Accounts payable ............................            60,324            253,106
           Accrued expenses and other liabilities ......           (31,937)           (50,271)
           Deferred revenue ............................          (216,000)              --
                                                               -----------        -----------
         Net cash used in operating activities .........          (112,021)          (514,143)
                                                               -----------        -----------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures            (23,744)           (19,225)
         Purchases of patent rights ....................           (11,202)              --
                                                               -----------        -----------
Net cash used in investing activities ..................           (34,946)           (19,225)
                                                               -----------        -----------

Cash flows from financing activities:
         Proceeds from convertible note payable ........              --              500,000
         Principal payments on capital lease obligations              (555)            (2,184)
                                                               -----------        -----------
Net cash (provided by) used in financing activities ....              (555)           497,816
                                                               -----------        -----------

Net decrease in cash and cash equivalents ..............          (147,522)           (35,552)
Cash and cash equivalents:
         Beginning of period ...........................         2,852,285             85,136
                                                               -----------        -----------
         End of period .................................       $ 2,704,763        $    49,584
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

2.   RESTATEMENT OF RESULTS
     The Company has restated its results for the three-month period ended March 31, 2000, to eliminate accruals for incentive compensation that were not yet earned. These accruals were for bonuses relating to an unsigned license agreement with the company and an unrelated third party, and the Permatec Share Transaction, both of which were anticipated to be consummated by May 2000. The company determined these accruals were contingent upon future events and should not be recorded as an expense and related liability until either of these transactions is consummated. As a result, operating expenses, net loss applicable to common shares and basic and diluted loss per share for the three-month period ended March 31, 2000, were restated from $1,324,993, $(878,186) and $ (0.62) to $1,244,593, $ (797,786) and $
     (0.56), respectively.

     In addition, the Company has reclassified the Series B Convertible Preferred Stock as a mandatorily redeemable preferred stock outside of permanent equity. The company determined a holder of Series B Stock may choose to convert the Series B Stock into Medi-Ject Common Stock after the "Permissible Conversion Events," which is defined as a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. If the Permissible Conversion Events do not occur before December 22, 2000, the company must redeem all 250 shares at 105% of the liquidation preference which is $1,050 per share or $262,500 in total. As such, the Series B has been classified as mandatorily redeemable preferred stock. This resulted in a $250,000 decrease in stockholder equity as of March 31, 2000, and December 31, 1999.

3.   INTERIM FINANCIAL STATEMENTS
     Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

4.   INVENTORIES
     Inventories consist of the following:

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
                                     ========               ========

5.   STOCK OPTION REPRICING
     On December 21, 1999, our Board of Directors approved the repricing, as of January 3, 2000, of all outstanding Qualified and Non-Qualified Stock Options held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements representing approximately 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

6.   NEW ACCOUNTING PRONOUNCEMENTS
     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt the new standard beginning with the second quarter of fiscal 2000. The impact of adoption on our financial statements is not yet quantifiable.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, which clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. Our stock option repricing in January 2000 will be accounted for, as a variable plan, on a prospective basis on July 1, 2000, in accordance with FIN 44. See Note 5 for further details.

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

     In January and February 2000, Permatec invested a total of $500,000 in Medi-Ject convertible notes, which will convert to common stock at the completion of the business combination at a conversion price of $2.00 per share. If the Permatec transaction does not close, these notes will be payable in full on December 31, 2000. In April 2000, we negotiated a master Convertible Note Purchase Agreement in the amount of $4 million with Permatec with a conversion price of $2.00 per share. In April and May to date 2000, Permatec invested a total of $750,000 in Medi-Ject convertible promissory notes, issued under the master Convertible Note Purchase Agreement. All these notes bear interest of 10% per annum after July 1, 2000, and may convert to common stock at a future date, at the discretion of the note holder. If the Permatec transaction does not close, these notes will be payable in full on July 1, 2000. Contingent interest related to the conversion features of the convertible notes issued during the first quarter 2000 would be approximately $106,000 and will be recorded when contingencies are resolved at closing of the Share Transaction with Permatec Holding AG.

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

General and administrative expenses totaled $485,683 and $477,199 in the three months ended March 31, 1999 and 2000, respectively. These figures represent a decrease of $8,484 or 2%.

Sales and marketing expenses totaled $250,803 and $171,955 in the three months ended March 31, 1999 and 2000, respectively. This decrease of $78,848 or 31% is primarily due to a decrease in outside marketing services of approximately $23,000 and a decrease in payroll expense of approximately $27,000. Payroll decreases resulted from the staffing reassignments to the general and administrative department and some staffing reductions as a result of outsourcing our domestic insulin direct sales process. We anticipate these staffing levels to remain consistent for the remainder of the year.

Net other income (expense) for the three months ended March 31, 2000 decreased by $27,574 or 106% relative to the prior year three-month period ending March
31. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances used in short-term investments.

Liquidity and Capital Resources

Cash and cash equivalents totaled $85,136 on December 31, 1999 compared to $49,584 on March 31, 2000. This decrease of $35,552 results primarily from a net loss of $762,072 adjusted for charges of depreciation and amortization and changes in operating assets and liabilities of which the significant components were an increase in inventory of $129,849 offset by an increase in accounts payable of $253,106.

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