Form 10-Q/A
period 2000-06-30
MEDI JECT CORP /MN/
filed 2000-10-20
CIK 1016169

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

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......10


PART II. OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K................................11

   SIGNATURES ..............................................................14

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 December 31, 1999    June 30, 2000
                                                                                 -----------------    -------------
                                     ASSETS                                        (as restated,       (as restated,
                                                                                     see Note 2)        see Note 2)
Current assets:
         Cash and cash equivalents ..........................................       $     85,136        $    141,497
         Accounts receivable, less allowance for doubtful accounts of
             $25,000 and $20,384, respectively ..............................            167,301             379,681
         Inventories ........................................................            429,472             432,063
         Prepaid expenses and other assets ..................................             23,263              39,844
                                                                                    ------------        ------------
                                                                                         705,172             993,085
                                                                                    ------------        ------------

Equipment, furniture and fixtures, net ......................................          1,002,554             848,502
                                                                                    ------------        ------------

Patent rights, net ..........................................................            302,410             288,381
                                                                                    ------------        ------------

                                                                                    $  2,010,136        $  2,129,968
                                                                                    ============        ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable ...................................................       $    337,927        $    207,335
         Accrued expenses and other liabilities .............................            551,104             447,105
         Convertible notes payable ..........................................                  0           1,950,000
         Note payable obligations - current maturities ......................             14,156              15,040
                                                                                    ------------        ------------
                                                                                         903,187           2,619,480
                                                                                    ------------        ------------
Note payable, less current maturities .......................................             54,094              48,774
                                                                                    ------------        ------------
Total liabilities ...........................................................            957,281           2,668,254
                                                                                    ------------        ------------

Mandatorily Redeemable Series B Convertible Preferred Stock:
         $0.01 par; authorized 250 shares, 250 issued and outstanding
         at December 31, 1999, and June 30, 2000, respectively ..............            250,000             250,000
                                                                                    ------------        ------------

Shareholders' equity (deficit):
         Preferred Stock: $0.01 par; authorized 1,000,000 shares:
                  Series A Convertible Preferred Stock: $0.01 par; authorized
                  10,000 shares; 1,000 and 1,100 issued and outstanding at
                  December 31,1999, and June 30, 2000, respectively;
                  aggregate liquidation preference of $1 million and
                  $1.1 million at December 31, 1999 and June 30, 2000,
                  respectively ..............................................                 10                  11
         Common Stock: $0.01 par; authorized 3,400,000 shares;
             1,424,729 and 1,424,869 issued and outstanding at
             December 31, 1999 and June 30, 2000, respectively ..............             14,247              14,249
         Additional paid-in capital .........................................         24,936,433          25,044,611
         Accumulated deficit ................................................        (24,147,835)        (25,847,157)
                                                                                    ------------        ------------
                                                                                         802,855            (788,286)
                                                                                    ------------        ------------

                                                                                    $  2,010,136        $  2,129,968
                                                                                    ============        ============


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For Three Months Ended                       For Six Months Ended
                                             ----------------------------------       ------------------------------------
                                             June 30, 1999        June 30, 2000       June 30, 1999          June 30, 2000
                                             -------------        -------------       -------------          -------------
                                                                  (as restated,                              (as restated,
                                                                   see Note 2)                                see Note 2)
Revenues:
      Product Sales .....................     $   407,285          $   766,854          $   959,275          $ 1,228,113
      Licensing & product development....         185,291                    0            1,209,608               22,788
                                              -----------          -----------          -----------          -----------
                                                  592,576              766,854            2,168,883            1,250,901
                                              -----------          -----------          -----------          -----------


Operating Expenses:
      Cost of sales .....................         350,370              563,799              820,839              885,370
      Research and development ..........         525,063              288,840            1,185,585              562,708
      General and administrative ........         488,526              608,228              974,209            1,085,427
      Sales and marketing ...............         237,433              167,425              488,235              339,380
                                              -----------          -----------          -----------          -----------
                                                1,601,392            1,628,292            3,468,868            2,872,885
                                              -----------          -----------          -----------          -----------

Net operating loss ......................      (1,008,816)            (861,438)          (1,299,985)          (1,621,984)
                                              -----------          -----------          -----------          -----------

Other income (expense):
      Interest and other income .........          23,347                    0               49,446                   26
      Interest and other expense ........         (12,538)              (2,002)             (12,589)              (3,554)
                                              -----------          -----------          -----------          -----------
                                                   10,809               (2,002)              36,857               (3,528)
                                              -----------          -----------          -----------          -----------

Net loss ................................     $  (998,007)         $  (863,440)         $(1,263,128)         $(1,625,512)
                                              ===========          ===========          ===========          ===========


Preferred stock dividends ...............         (25,000)             (38,096)             (50,000)             (73,810)
                                              -----------          -----------          -----------          -----------

Net loss applicable to common shares....      $(1,023,007)         $  (901,536)         $(1,313,128)         $(1,699,322)
                                              ===========          ===========          ===========          ===========


Basic and diluted net loss
         per common share ...............     $      (.72)         $      (.63)         $      (.92)         $     (1.19)
                                              ===========          ===========          ===========          ===========



Basic and diluted weighted average
      common shares outstanding .........       1,424,729            1,424,832            1,424,733            1,424,781


See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For Six Months Ended
                                                               -----------------------------------
                                                               June 30, 1999         June 30, 2000
                                                               -------------         -------------
                                                                                     (as restated,
                                                                                      see Note 2)
Cash flows from operating activities:
         Net loss...........................................     $(1,263,128)         $(1,625,512)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization ................         211,655              215,555
              Loss from disposal of assets .................          35,444                3,646
Non-cash compensation ......................................          14,443                7,963
         Changes in operating assets and liabilities:
              Accounts receivable ..........................          64,245             (212,380)
              Inventories ..................................         217,849               (2,591)
              Prepaid expenses and other assets ............          (4,840)             (16,581)
              Accounts payable .............................              74             (130,592)
              Accrued expenses and other liabilities .......        (102,317)             (77,812)
              Deferred revenue .............................        (216,000)
                                                                 -----------          -----------
Net cash used in operating activities ......................      (1,042,575)          (1,838,304)
                                                                 -----------          -----------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures             (144,755)             (36,178)
         Purchases of patent rights ........................         (17,879)             (14,940)
                                                                 -----------          -----------
Net cash used in investing activities ......................        (162,634)             (51,118)
                                                                 -----------          -----------

Cash flows from financing activities:
         Proceeds from convertible notes payable ...........            --              1,950,000
         Principal payments on capital lease obligations....          (1,129)              (4,436)
         Proceeds from issuance of common stock ............            --                    219
                                                                 -----------          -----------
Net cash provided by (used in) financing activities ........          (1,129)           1,945,783
                                                                 -----------          -----------

Net increase (decrease) in cash and cash equivalents .......      (1,206,338)              56,361
Cash and cash equivalents:
         Beginning of period ...............................       2,852,285               85,136
                                                                 -----------          -----------
         End of period .....................................     $ 1,645,947          $   141,497
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

2.       RESTATEMENT OF RESULTS
         The Company has restated its results for the three- and six-month periods ended June 30, 2000, to eliminate accruals for incentive compensation that were not yet earned. These accruals were for bonuses relating to an unsigned license agreement with the company and an unrelated third party, and the Permatec Share Transaction, both of which were anticipated to be consummated by May 2000. The company determined these accruals were contingent upon future events and should not be recorded as an expense and related liability until either of these transactions is consummated. As a result, operating expenses, net loss applicable to common shares and basic and diluted net loss per share for the three-month period ended June 30, 2000, were restated from $1,681,892, $(934,500) and $(0.66) to $1,628,292, $(901,536) and
         $(0.63), respectively. Correspondingly, operating expenses, net loss applicable to common shares and basic and diluted loss per share for the six-month period ended June 30, 2000, were restated from $3,006,885, $(1,776,972) and $(1.25) to $2,872,885, $(1,699,322) and
         $(1.19), respectively.

         In addition, the Company has reclassified the Series B Convertible Preferred Stock as a mandatorily redeemable preferred stock outside of permanent equity. The company determined a holder of Series B Stock may choose to convert the Series B Stock into Medi-Ject Common Stock after the "Permissible Conversion Events," which is defined as a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. If the Permissible Conversion Events do not occur before December 22, 2000, the company must redeem all 250 shares at 105% of the liquidation preference which is $1,050 per share or $262,500 in total. As such, the Series B has been classified as mandatorily redeemable preferred stock. This resulted in a $250,000 decrease in stockholder equity as of June 30, 2000 and December 31, 1999.

3.       INTERIM FINANCIAL STATEMENTS
         Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

4.       INVENTORIES
         Inventories consist of the following:

                              December 31, 1999          June 30, 2000
                              -----------------          -------------

         Raw Material              $219,903                $285,079
         Work in-process             60,998                     --
         Finished goods             148,571                 146,984
                                   --------                --------
                                   $429,472                $432,063
                                   ========                ========

5.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for interest during the six-month periods ended June 30, 1999 and 2000 was $84 and $4,070, respectively.

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

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, which clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. Our stock option repricing in January 2000 will be accounted for, as a variable plan, on a prospective basis on July 1, 2000, in accordance with FIN 44. See
         Note 7 for further details.

7.       STOCK OPTION REPRICING
         On December 21, 1999, our Board of Directors approved the repricing, as of January 3, 2000, of all outstanding Qualified and Non-Qualified Stock Options held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements representing 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

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

8.       SHARE TRANSACTION AGREEMENT
         On January 25, 2000, we signed a non-binding letter of intent with Permatec Holding AG, a privately-held drug delivery company located in Basel, Switzerland, to purchase three subsidiaries from Permatec in exchange for our Common Stock representing up to approximately 67% of our outstanding Common Stock (the "Share Transaction"). On July 14, 2000, we signed a definitive Stock Purchase Agreement involving the Share Transaction. These subsidiaries develop and license certain pharmaceutical formulation technologies, including transdermal patches and topical gels.

         In the first quarter of 2000, Permatec invested a total of $500,000 in Medi-Ject convertible notes that, at the time, would have converted into common stock at the completion of the business combination at a conversion price of $2.00 per share. During the second quarter of 2000, Permatec invested an additional $1,450,000 in Medi-Ject convertible notes for a total of $1,950,000 during the first half of 2000. Also during the second quarter of 2000, all of the Medi-Ject notes that Permatec had invested in during the first half of 2000 were restructured where the notes will automatically convert into Medi-Ject Series C Convertible Preferred Stock on the later of (1) the date we have amended our Articles of Incorporation increasing our authorized common stock to at least 10,000,000 shares or (2) the closing of the Share Transaction with Permatec. The notes will convert at the closing of the Share Transaction into a number of shares of Series C Convertible Preferred Stock equal to the outstanding principal balance of the notes divided by $200. The Series C Convertible Preferred Stock will convert, at the option of the holder, into shares of Medi-Ject common stock at any time after the closing of the Share Transaction or after October 31, 2000, if the Share Transaction is not completed by such date. If the Share Transaction is not completed by October 31, 2000, the outstanding balance of the notes will accrue interest at an annual rate of 10%. Upon conversion of the Series C Preferred Stock to common stock, a deemed dividend to the preferred shareholders of approximately $1,764,000 related to the in-the-money conversion features will be recorded by the Company which will be reflected as an adjustment to net loss available for common shareholders.

9.       NASDAQ LISTING REQUIREMENTS
         On April 7, 2000, we were notified by Nasdaq/Amex that we no longer met certain requirements for continued listing on The Nasdaq SmallCap Market. As a result, our eligibility for continued listing on The Nasdaq Stock Market is being reviewed. In May we provided to Nasdaq a plan for achieving compliance during the second and third quarter of this year. This plan included, among other things, the business combination agreement with Permatec Holding AG and additional equity financing. If the plan is not accepted by Nasdaq, our stock will be taken off the Nasdaq SmallCap Market and we will seek to have it traded in the over-the-counter market.

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

General and administrative expenses totaled $608,228 and $1,085,427 in the three- and six-month periods ended June 30, 2000, respectively. These figures represent an increase of $119,702 or 25% and $111,218 or 11% when compared to the same periods in 1999. The largest component of the increase is attributable to expenses associated with the Permatec Share Transaction activities totaling $202,189 for the six months ended June 30, 2000.

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

Liquidity and Capital Resources
Cash and cash equivalents totaled $85,136 on December 31, 1999, compared to $141,497 on June 30, 2000. This increase of $56,361 results primarily from proceeds from convertible notes payable in the amount of $1,950,000 offset by a net loss of $1,625,512 adjusted for charges for depreciation and amortization and changes in operating and treasury activities. Significant components of changes in operating assets and liabilities include an increase in accounts receivable of $212,380 and a decrease in accounts payable of $130,592.

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

To continue our existence, we will be required to raise additional working capital or combine with another entity or both. We are currently pursuing the share transaction with Permatec Holding AG, as more fully explained in Item 1,
Note 8 above. Regarding this transaction, we have been financing our operations through advances from Permatec under convertible promissory notes described above. To date, Permatec has provided $1,950,000 to us under such notes. Even with such share transaction, we will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise the needed additional capital on acceptable terms or at all.


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