Form 10-Q
period 2000-09-30
MEDI JECT CORP /MN/
filed 2000-11-14
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 13, 2000, was 1,429,211.




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

            Balance Sheets as of December 31, 1999 and
            September 30, 2000................................................3

            Statements of Operations for the three and nine months ended
            September 30, 1999 and 2000.......................................4

            Statements of Cash Flows for the nine months ended
            September 30, 1999 and 2000.......................................5

            Notes to Financial Statements.....................................6


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................9

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......10


PART II. OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K.................................11

   SIGNATURES ...............................................................14

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                 December 31, 1999  September 30, 2000
                                                                                 -----------------  ------------------
                                       ASSETS
Current assets:
         Cash and cash equivalents ..........................................       $     85,136        $    229,792
         Accounts receivable, less allowance for doubtful accounts of
             $25,000 and $20,384, respectively ..............................            167,301             262,672
         Inventories ........................................................            429,472             414,890
         Prepaid expenses and other assets ..................................             23,263              41,978
                                                                                    ------------        ------------
                                                                                         705,172             949,332

Equipment, furniture and fixtures, net ......................................          1,002,554             796,069

Patent rights, net ..........................................................            302,410             279,394
                                                                                    ------------        ------------

                                                                                    $  2,010,136        $  2,024,795


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable ...................................................       $    337,927        $    176,729
         Accrued expenses and other liabilities .............................            551,104             481,144
         Convertible notes payable ..........................................                 --           2,900,000
         Note payable obligations - current maturities ......................             14,156              15,741
                                                                                    ------------        ------------
                                                                                         903,187           3,573,614
Note payable, less current maturities .......................................             54,094              44,566
                                                                                    ------------        ------------
Total liabilities ...........................................................            957,281           3,618,180
                                                                                    ------------        ------------

Mandatorily Redeemable Series B Convertible Preferred Stock:
         $0.01 par; authorized 250 shares, 250 issued and outstanding
         at December 31, 1999, and September 30, 2000, respectively .........            250,000             250,000
                                                                                    ------------        ------------

Shareholders' equity (deficit):
         Preferred Stock: $0.01 par; authorized 1,000,000 shares:
                  Series A Convertible Preferred Stock: $0.01 par; authorized
                  10,000 shares; 1,000 and 1,100 issued and outstanding at
                  December 31,1999, and September 30, 2000, respectively;
                  aggregate liquidation preference of $1 million and
                  $1.1 million at December 31, 1999 and September 30, 2000,
                  respectively ..............................................                 10                  11
         Common Stock: $0.01 par; authorized 3,400,000 shares;
             1,424,729 and 1,427,611 issued and outstanding at
             December 31, 1999 and September 30, 2000, respectively .........             14,247              14,276
         Additional paid-in capital .........................................         24,936,433          25,154,053
         Accumulated deficit ................................................        (24,147,835)        (27,011,725)
                                                                                    ------------        ------------
                                                                                         802,855          (1,843,385)
                                                                                    ------------        ------------

                                                                                    $  2,010,136        $  2,024,795
                                                                                    ============        ============

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For Three Months Ended                        For Nine Months Ended
                                       ---------------------------------------    ---------------------------------------
                                       September 30, 1999   September 30, 2000    September 30, 1999   September 30, 2000
                                       ------------------   ------------------    ------------------   ------------------
Revenues:
      Product Sales .................     $   481,914          $   444,900            $ 1,441,189          $ 1,673,013
      Licensing & product development          27,144               10,000              1,236,752               32,788
                                          -----------          -----------            -----------          -----------
                                              509,058              454,900              2,677,941            1,705,801
                                          -----------          -----------            -----------          -----------

Operating Expenses:
      Cost of sales .................         412,854              344,210              1,233,693            1,229,580
      Research and development ......         559,552              302,823              1,745,137              865,531
      General and administrative ....         367,725              765,316              1,341,934            1,850,743
      Sales and marketing ...........         312,046              164,959                800,281              504,339
                                          -----------          -----------            -----------          -----------
                                            1,652,177            1,577,308              5,121,045            4,450,193
                                          -----------          -----------            -----------          -----------

Net operating loss ..................      (1,143,119)          (1,122,408)            (2,443,104)          (2,744,392)
                                          -----------          -----------            -----------          -----------

Other income (expense):
      Interest and other income .....          13,751                   --                 63,197                   26
      Interest and other expense ....             117               (2,874)               (12,472)              (6,428)
                                          -----------          -----------            -----------          -----------
                                               13,868               (2,874)                50,725               (6,402)
                                          -----------          -----------            -----------          -----------

Net loss ............................     $(1,129,251)         $(1,125,282)           $(2,392,379)         $(2,750,794)
                                          -----------          -----------            -----------          -----------

Preferred stock dividends ...........         (62,797)             (39,286)              (112,797)            (113,096)
                                          -----------          -----------            -----------          -----------

Net loss applicable to common shares      $(1,192,048)         $(1,164,568)           $(2,505,176)         $(2,863,890)
                                          ===========          ===========            ===========          ===========

Basic and diluted net loss
         per common share ...........     $      (.84)         $      (.82)           $     (1.76)         $     (2.01)
                                          ===========          ===========            ===========          ===========

Basic and diluted weighted average
      common shares outstanding .....       1,424,729            1,426,733              1,424,731            1,425,436

See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For Nine Months Ended
                                                                --------------------------------------
                                                                September 30, 1999  September 30, 2000
                                                                ------------------  ------------------
Cash flows from operating activities:
         Net loss ..........................................      $(2,392,379)         $(2,750,794)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization ................          328,286              309,911
              Loss from disposal of assets .................           35,444                3,646
Non-cash compensation ......................................           21,457               25,727
               Non-cash expense for services ...............               --               95,800
              Changes in operating assets and liabilities...
                  Accounts receivable ......................           67,464              (95,371)
                  Inventories ..............................          174,469               14,582
                  Prepaid expenses and other assets ........           18,691              (18,715)
                  Accounts payable .........................          136,748             (161,198)
                  Accrued expenses and other liabilities....          (63,790)             (83,056)
                  Deferred revenue .........................         (216,000)                  --
                                                                  -----------          -----------
Net cash used in operating activities ......................       (1,889,610)          (2,659,468)
                                                                  -----------          -----------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures.....         (245,108)             (65,441)
         Purchases of patent rights ........................          (32,658)             (18,615)
                                                                  -----------          -----------
Net cash used in investing activities ......................         (277,766)             (84,056)
                                                                  -----------          -----------

Cash flows from financing activities:
         Proceeds from convertible notes payable ...........               --            2,900,000
         Principal payments on capital lease obligations....           (1,722)              (7,943)
         Proceeds from issuance of common stock ............               --                4,502
         Offering costs ....................................          (50,000)              (8,379)
                                                                  -----------          -----------
Net cash provided by (used in) financing activities.........          (51,722)           2,888,180
                                                                  -----------          -----------

Net increase (decrease) in cash and cash equivalents........       (2,219,098)             144,656
Cash and cash equivalents:
         Beginning of period ...............................        2,852,285               85,136
                                                                  -----------          -----------
         End of period .....................................      $   633,187          $   229,792
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

2.       INTERIM FINANCIAL STATEMENTS
         Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.       INVENTORIES
         Inventories consist of the following:

                             December 31, 1999      September 30, 2000
                             -----------------      ------------------

         Raw Material             $219,903                $237,182
         Work in-process            60,998                   26,918
         Finished goods            148,571                 150,790
                                  --------                --------
                                  $429,472                $414,890
                                  ========                ========


4.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for interest during the nine-month periods ended September 30, 1999 and 2000 was $97 and $6,941, respectively.

         Cash paid for taxes during the nine-month periods ended September 30, 1999 and 2000 was $250 and $700, respectively.


5.       NEW ACCOUNTING PRONOUNCEMENTS
         In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We will be required to adopt the new standard beginning with the fourth quarter of fiscal 2000. The impact of adoption on our financial statements is not yet quantifiable.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, which clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. Our stock option repricing in January 2000 is accounted for as a variable plan, on a prospective basis on July 1, 2000, in accordance with FIN 44. See Note 6 for further details.

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

         Beginning in the third quarter of 2000 and in accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), the Company is recognizing expense on the remaining 239,450 unexpired repriced shares. In connection with implementing FIN 44 on July 1, 2000, $14,875 of expense is recognized in the third quarter. Expense of at least $50,404 relates to 79,060 shares of repriced unvested stock options and will be recognized over the remaining vesting period. Future expense related to vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced stock options are exercised, forfeited or expire and is therefore unknown at this time.

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

         We have submitted a proxy to the SEC asking for approval to submit to our shareholders proposals to approve, among other things, the Stock Purchase Agreement, an amendment to our Articles of Incorporation to increase our authorized shares, to approve the conversion of Series B Convertible Preferred Stock into common stock and to approve the future conversation of Series C Convertible Preferred Stock into common stock. This transaction is currently being reviewed by the SEC.

         In the first quarter of 2000, Permatec invested a total of $500,000 in Medi-Ject convertible notes that, at the time, would have converted into common stock at the completion of the business combination at a conversion price of $2.00 per share. During the second quarter of 2000, Permatec invested an additional $1,450,000 in Medi-Ject convertible notes for a total of $1,950,000 during the first half of 2000. In the third quarter of 2000, Permatec invested an additional $950,000 in Medi-Ject convertible notes for a total of $2,900,000 during the nine-month period ended September 30, 2000. Also during the second quarter of 2000, all of the Medi-Ject notes that Permatec had invested in during the first half of 2000 were restructured where the notes will automatically convert into Medi-Ject Series C Convertible Preferred Stock on the later of (1) the date we have amended our Articles of Incorporation increasing our authorized common stock to at least 10,000,000 shares or (2) the closing of the Share Transaction with Permatec. The notes will convert at the closing of the Share Transaction into a number of shares of Series C Convertible Preferred Stock equal to the outstanding principal balance of the notes divided by $200. The Series C Convertible Preferred Stock will convert, at the option of the holder, into shares of Medi-Ject common stock at any time after the closing of the Share Transaction or after November 30, 2000, if the Share Transaction is not completed by such date. If the Share Transaction is not completed by November 30, 2000, the outstanding balance of the notes will accrue interest at an annual rate of 10%, starting with the original note date. All notes have due dates ranging from December 31, 2000, through September 22, 2002, unless our shareholders do not approve the amendment to our Articles of Incorporation increasing our authorized common stock to at least 10,000,000 shares, in which case the principal balance plus accrued interest will be immediately due and payable on the date of such shareholder meeting. Upon conversion of the Series C Preferred Stock to common stock, a deemed dividend to the preferred shareholders of approximately $2,700,000, related to the in-the-money conversion features, will be recorded by the Company which will be reflected as an adjustment to net loss available for common shareholders.

8.       MANDATORILY REDEEMABLE STOCK
         We have 250 shares of Mandatorily Redeemable Series B Convertible Preferred Stock that will become due and payable on December 22, 2000, if we do not complete the amendment to our Articles of Incorporation and obtain the necessary approvals. We are obligated to redeem all 250 shares of the Series B Stock at a price per share equal to 105% of the liquidation preference, which is $1,050 per share or $262,500 in the aggregate.

9.       NASDAQ LISTING REQUIREMENTS
         On April 7, 2000, we were notified by Nasdaq/Amex that we no longer met certain requirements for continued listing on The Nasdaq SmallCap Market. As a result, our eligibility for continued listing on The Nasdaq Stock Market is being reviewed. In May we provided to Nasdaq a plan for achieving compliance during the second and third quarter of this year. This plan included, among other things, the business combination agreement with Permatec Holding AG and additional equity financing. A representative from Nasdaq called in June to inquire about the status of the Share Transaction. Upon the filing of the preliminary proxy statement with the SEC, Lawrence Christian, our Chief Financial Officer, notified Nasdaq that the Purchase Agreement was signed and that the preliminary proxy statement was filed. We have spoken with representatives of Nasdaq to update them on the progress of the Share Transaction but have not received any formal notice of any action they may intend to take.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three and Nine Months Ended September 30, 2000 and 1999

Total revenues for the three and nine months ended September 30, 2000 were $454,900 and $1,705,801, respectively. These figures reflect a decrease of $54,158, or 11% for the same three- month period in 1999 and a decrease of $972,140, or 36% compared to the same nine-month period in 1999. Product sales decreased $37,014 or 8% in the three-month period and increased $231,824 or 16% in the nine-month period ended September 30, 2000, compared to the same periods in the prior year. The increase in product sales in the nine-month period is primarily attributable to a 43% increase in revenue from sales in the human growth hormone market.

Licensing and product development fee income decreased by $17,144 in the three-month period and $1,203,964 or 97% in the nine-month period ended September 30, 2000, as compared to the prior-year periods. This decrease results from having received funds from Schering-Plough Corporation during the first quarter of 1999 to settle mutual obligations of the parties under a contract dated January 20, 1998. We received a one-time payment from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. The Company expects that licensing and product development fee income will fluctuate on a quarterly basis, depending on a variety of factors; including the timing of execution of potential development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since the Company does not, in general, recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of the Company's research and development efforts.

Cost of sales in the three months and nine months ended September 30, 2000 reflect decreases of $68,644 or 17% and $4,113 respectively when compared to prior-year periods.

Research and development expenses totaled $302,823 and $865,531 in the three- and nine-month periods ended September 30, 2000, respectively. These figures reflect decreases from the prior-year periods of $256,729 or 46% and $879,606 or 50%, respectively mainly due to lower utilization of certain production employees for development activities and lower clinical study expenses.

General and administrative expenses totaled $765,316 and $1,850,743 in the three- and nine-month periods ended September 30, 2000, respectively. These figures represent an increase of

$397,591 or 108% and $508,809 or 38% when compared to the same periods in 1999. The largest component of the increase is attributable to expenses associated with the Permatec Share Transaction activities totaling $476,323 for the nine months ended September 30, 2000.

Sales and marketing expenses totaled $164,959 and $504,339 in the three- and nine-month periods ended September 30, 2000, respectively. These figures reflect a decrease in the three-month period of $147,087 or 47% and a decrease in the nine-month period of $295,942 or 37%. The main components of these decreases are a decrease in media creation services of approximately $71,000 and a decrease in payroll expense of approximately $122,000. Payroll decreases resulted from staffing reassignments to the general and administrative department and some staffing reductions as a result of outsourcing our domestic insulin direct sales process. We anticipate these staffing levels to remain consistent for the remainder of the year.

Net other income for the three and nine months ended September 30, 2000 decreased by $16,742 or 121% and $57,127 or 113% relative to the prior-year three-month and nine-month periods ending September 30. This decrease primarily reflects a decrease in interest income attributable to lower average cash balances.

Liquidity and Capital Resources
Cash and cash equivalents totaled $85,136 on December 31, 1999, compared to $229,792 on September 30, 2000. This increase of $144,656 results primarily from proceeds from convertible notes payable in the amount of $2,900,000 offset by a net loss of $2,750,794 adjusted for charges for depreciation and amortization and changes in operating and treasury activities. Significant components of changes in operating assets and liabilities include an increase in accounts receivable of $95,371and a decrease in accounts payable of $161,198.

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

To continue our existence, we will be required to raise additional working capital or combine with another entity or both. We are currently pursuing the share transaction with Permatec Holding AG, as more fully explained in Item 1,
Note 7 above. Regarding this transaction, we have been financing our operations through advances from Permatec under convertible promissory notes described above. To date, Permatec has provided $2,900,000 to us under such notes. Even with such share transaction, we will be required to raise additional capital to continue operations. There can be no assurance that we will be able to raise the needed additional capital on acceptable terms or at all.

We have submitted a proxy to the SEC asking for approval to submit to our shareholders proposals to approve, among other things, the Stock Purchase Agreement, an amendment to our Articles of Incorporation to increase our authorized shares, to approve the conversion of Series B Convertible Preferred Stock into common stock and to approve the future conversion of Series C

Convertible Preferred Stock into common stock. This transaction is currently being reviewed by the SEC.

We also have 250 shares of Mandatorily Redeemable Series B Convertible Preferred Stock that will become due and payable on December 22, 2000, if we do not complete the amendment to our Articles of Incorporation and obtain the necessary approvals. We are obligated to redeem all 250 shares of the Series B Stock at a price per share equal to 105% of the liquidation preference, which is $1,050 per share or $262,500 in the aggregate.



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

                  3.3      Reserved.

                  3.4      Reserved.

                  4.1      Form of Certificate for Common Stock.(a)

                  4.2 Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

                  4.3 Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company.(a)

                  4.4 Certificate of Designations for Series A Convertible Preferred Stock.

                  4.5 Certificate of Designations for Series B Convertible Preferred Stock.

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

                  10.22*   1998 Stock Option Plan for Non-Employee Directors.
                           (c)

                  10.23* Letter consulting agreement dated February 20, 1998 with Geoffrey W. Guy. (c)

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEDI-JECT CORPORATION


November 13, 2000                     /s/ Franklin Pass
----------------------                -----------------------------------------
Date                                  Franklin Pass, MD, Chairman/CEO



November 13, 2000                     /s/ Lawrence M. Christian
----------------------                -----------------------------------------
Date                                  Lawrence M. Christian, Vice
                                      President-Finance & Administration/CFO
                                      (principal financial & accounting officer)