Form 10-K405
period 2000-12-31
MEDI JECT CORP /MN/
filed 2001-04-16
CIK 1016169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission file number 0-20945

                              ANTARES PHARMA, INC.
                        (formerly Medi-Ject Corporation)
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 30, 2001, was approximately $9,927,248 (based upon the last reported sale price of $3.19 per share on March 30, 2001, on the Nasdaq Small Cap Market).

There were 8,788,839 shares of our common stock outstanding as of March 30, 200l.

                                     PART I

Item 1. BUSINESS

General

     In January 2001, Antares Pharma, Inc. ("Antares" or the "Company") (formerly known as Medi-Ject Corporation) completed a business combination to acquire the three operating subsidiaries of Permatec Holding AG ("Permatec"), headquartered in Basel, Switzerland. Upon consummation of the transaction, the acquired Permatec subsidiaries were renamed Antares Pharma AG, Antares Pharma IPL AG and Antares Pharma NV. The transaction is being accounted for as a reverse acquisition as Permatec's shareholders will initially hold approximately 67% of the outstanding stock of Antares. Accordingly, for accounting purposes, Permatec is deemed to have acquired Antares. Upon completion of the transaction, our name was changed to Antares Pharma, Inc. The following discussion of our business incorporates the Permatec transaction. References to the historical business of Medi-Ject Corporation are referred to as Medi-Ject and discussions related to the Permatec businesses are similarly referenced.

     Medi-Ject develops, manufactures and markets novel medical devices, called jet injectors, that allow people to self-inject drugs without using a needle. We make a small spring-action device and the attached disposable plastic syringes to hold the drug. A liquid drug is drawn up into the syringe through a small hole at the end. When the syringe is held against the body and the spring is released, a piston drives the fluid stream into the tissues beneath the skin. A person may re-arm the device and repeat the process or attach a new sterile syringe between injections. Recently we have developed a variation of the jet injector by adding a very small hidden needle to a pre-filled, single-use injector.

     With the Permatec combination, Antares is also committed to other methods of drug delivery, including trandsdermal patches, topical gel formulations and fast-dissolve oral and transbuccal delivery. These other drug delivery methods have become a material part of the business moving forward.

     Our proxy statement dated December 28, 2000, and our Form 8-K/A filed with the SEC on April 13, 2001, contain pro forma financial information regarding this transaction.

     From inception as a combined business entity, we will have fifty-three employees with thirty-five research and development personnel, engineers, formulation chemists and technicians, engaged in designing and formulating new products for the pharmaceutical industry.

     We were a pioneer in the invention of home needle-free injection systems in the late 1970s. Earlier needle-free injection systems were powered by large air compressors, so their use was limited to vaccinations by the military or school health programs. Early injectors were painful in comparison to today's injectors, and they were large. Our first home insulin injector was five times as heavy as the current injector, which weighs five ounces. Today's insulin injector sells at a retail price of $299 compared to $799 eight years ago. Our first growth hormone injector was introduced in Europe in 1994. This was our first success in achieving distribution through a license to a pharmaceutical manufacturer, and it has resulted in significant market penetration and a very high degree of customer satisfaction. Distribution of growth hormone injectors has expanded to include Japan and other Asian countries. Insulin injectors, which we market through small distributors of diabetes products, remain a novelty in the U.S. market.

     Permatec developed its first topical products in Argentina in the mid-1990s. This effort resulted in the commercialization of a seven-day estradiol patch in South America in 2000. Over time, the Argentine research effort moved away from the crowded transdermal patch field and focused on topical gel formulations, the ability to deliver estrogens, progestogens, testosterone and other drugs in a gel base without the need for an occlusive or irritating adhesive bandage. We believe that the commercial potential for topical gel therapies is attractive, and several agreements with pharmaceutical companies have led to the early and successful clinical evaluation of Antares formulations. The Argentine operations were moved to Basel, Switzerland in late 1999 and were consolidated with research efforts in fast-dissolve and transbuccal delivery.

     We plan to operate in the specialized drug delivery sector of the pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation (in our case this will include injection devices) to pharmaceutical manufacturers through licensing and development agreements. We view the pharmaceutical manufacturer as our customer. We have negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia) and the hormone replacement segment (transdermal delivery of estradiol in South America) and topical hormone gels (several development programs in place worldwide). In addition, we continue to market needle-free devices for the home administration of insulin in the U.S. market as we seek a distribution relationship with an insulin manufacturer.

     We are a Minnesota corporation, incorporated in February 1979. Our offices are located at 161 Cheshire Lane, Minneapolis, Minnesota 55441; telephone (763) 475-7700. We have wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG) and the Netherlands Antilles (Antares Pharma NV).

Industry Trends

     Based upon our experience in the industry, we believe the following significant trends in healthcare have important implications for the growth of our business.

     After a drug loses patent protection, the branded version of the drug often faces competition from generic alternatives. Often market share may be preserved by altering the delivery method, e.g., a single daily controlled release dosage form rather than four pills a day. We expect pharmaceutical manufacturers will continue to seek differentiating delivery characteristics to defend against generic competition. This may be an injection device or a novel formulation that offers convenience or improved dosage schedules.

     The increasing trend of pharmaceutical companies marketing directly to consumers and recent focus on patient rights may encourage the use of innovative, user-friendly drug delivery. Part of this trend involves offering patients a wider choice of dosage forms. We believe the patient-friendly attributes of our topical gel, fast-dissolve and jet injection technologies meet these market needs.

     Our focus on new topical formulations and transbuccal delivery in part complements our earlier experience with the new injection methods. We envision our program with topical gel formulation as second-generation technology, replacing the older transdermal patch products with more patient-friendly products. Topical gels will offer the patient more choices and added convenience with no compromise of efficacy. Although newer, the gel technology is based upon so-called GRAS ("Generally Recognized as Safe") substances, meaning the toxicology profiles of the ingredients are known and widely used. This approach has a major regulatory benefit and may reduce the cost and time of product development.

     Many drugs, including selected hormones and protein biopharmaceuticals, are destroyed in the gastrointestinal tract and may only be administered through the skin, the lung or by injection. Pulmonary delivery is complex and only in the early stages of commercialization, and injection remains the mainstay of protein delivery. Therefore, the growing number of protein biopharmaceuticals requiring injection may compromise patient compliance with treatment programs. The failure to take all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for insurance companies. In addition, conventional syringe needles require special and often costly disposal methods.

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

     The importance of vaccines in industrialized and emerging nations is expanding as the prevalence of infectious diseases increases. New vaccines and improved routes of administration are the subject of intense research in the pharmaceutical industry. In the past, Antares had focused only upon the injection of medication in the home, but in 2000 we began to research the feasibility of using our devices for vaccines and new vaccine ingredients.

     Due to the substantial costs involved, our marketing efforts are not currently focused on drug applications administered by healthcare professionals. Jet injection systems, however, may be attractive to hospitals, doctors' offices and clinics, and we may explore such applications in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles as well as the practice of giving injections through intravenous tubing to reduce the number of contaminated needles. In 1998, the State of California banned the use of exposed needles in hospitals and doctors' offices, and ten additional states have adopted similar legislation. We believe that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles. Furthermore, certain drugs, particularly experimental DNA vaccines, may actually be more effective if delivered by jet injection.

Market Opportunity

     An estimated nine to 12 billion needles and syringes are sold annually worldwide according to industry sources. We believe that a significant portion of these are used for the administration of drugs that could be delivered using our injectors but that only a small percentage of people who self-administer drugs currently use jet injection systems.

     Our focus is on the market for the delivery of self-administered injectable drugs. The largest and most mature segments of this market consist of the delivery of insulin for diabetics and human growth hormone for children with growth retardation. In the U.S., over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and we believe that the number of insulin injections will increase with time as the result of new diabetes management techniques which recommend more frequent injections. A second, attractive market has developed with growth hormone; children suffering from growth retardation take daily hormone injections for an average of five years. The numbers of children with growth retardation are small relative to diabetes, but most children are exceptionally needle adverse. Our distributors in Europe, Japan and Asia have made significant inroads using our injectors in their markets. Other injectable drugs that are presently self-administered and may be suitable for injection with our systems include therapies for the prevention of blood clots and the treatment of multiple sclerosis, migraine headaches, impotence, hormone therapy, AIDS and hepatitis. We also believe that many injectable drugs currently under development will be given by self-injection once they reach the market.

     According to one industry publication, the worldwide hormone replacement therapy market, the initial focus of our transdermal patch and topical gel formulation program, is expected to grow to $4.0 billion by 2002. As of 1998, only 15% of this market was composed of transdermal delivery systems in the U.S. However, we believe that the market is shifting away from oral systems, as evidenced in Europe, more specifically France, the leading country in the usage of transdermal hormone replacement therapy. According to an industry report, 64.8% of treated menopausal women in France used either patch (44.7%) or gel (20.1%) therapy. In the future, products may be formulated to address equally large market opportunities in other sectors of the pharmaceutical industry, including cardiovascular, osteoporosis, addiction and central nervous system therapies.

Products and Technology

Current Needle-Free Injection Systems

     A smaller, easier to use insulin injector, the Medi-Jector Vision(R), was introduced in October 1999, replacing the Medi-Jector Choice(R). The Vision replaced the Choice in the U.S. insulin market and will gradually replace the Choice in international growth hormone markets. Each injector model is operated by first compressing a coil spring mechanism and then filling the attached disposable plastic syringe from a multi-use medication vial. The proper dosage is displayed in the dosage window. An injection is given by holding the injector perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. An injector is recommended for 3,000 injections, and the needle-free plastic syringes are recommended for 7-21 injections, depending upon the drug and schedule of injections. The U.S. retail price of the Vision insulin device (excluding the needle-free syringe) is $299. The total annual cost to the end user of needle-free syringes and related supplies is approximately $250 per year (based upon an average of two injections per day). Based in part upon the results of marketing and clinical studies performed by us, we believe that injections using an Antares injection system are considered more comfortable and more discreet than injections using a conventional needle and syringe. The needle-free syringes used with any of the injector systems do not require special disposal. Once a needle-free syringe is removed from the device portion of the system, it cannot pierce the skin;

consequently, the risk of cross-infection from discarded needle-free syringes is reduced significantly from the risk associated with needles.

New Device Development

     We are currently developing three new injector platforms. One platform, code named the MJ-8, represents a new concept in needle-free delivery, incorporating a smaller power pack with a self-contained medicinal cartridge. This device has been designed to compete with cartridge-based pen-like devices, which use replaceable needles, common in the European insulin market and rapidly replacing conventional syringes in the U.S. insulin market. A second platform, referred to as the AJ-1, combines a very low energy power source with a small hidden needle to offer a totally disposable, single injection system best suited for high volume doses or medications that require infrequent injections. A modification of this device is being developed to deliver vaccines to the very superficial layers of skin, a popular direction of vaccine research. A third platform, referred to as the MJ-10, is a needle-free version of the disposable pre-filled injector. We believe that this diverse development program will offer pharmaceutical manufacturers a broad and attractive array of delivery choices while providing consumers with less expensive and more user-friendly injectors.

     MJ-8 Injector. We believe the major obstacle to widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and easy- to-use injector. Although we have reduced the size and complexity of our injectors over the years, we believe further reduction in size is possible by limiting delivery of a single dose to 0.25ml or less. To this end, we have targeted the insulin market where most people in Europe and a growing number in the U.S. take four injections daily of 0.10ml to 0.15ml. Smaller doses require less energy and smaller energy sources. The space conserved by reducing the energy source is used to store a vial cartridge within the device, adding further user convenience. Prototypes of this platform are scheduled to be tested in clinical trials during the third quarter of 2001 and to reach the market in 2002.

     AJ-1 Injector. The coil springs of our commercial needle-free injectors limit injection volume to 0.5ml; larger fluid volumes require larger springs and are therefore impractical. Nevertheless, injection volumes of 1.0ml or more are not uncommon. In 1998, our engineers found that they could greatly reduce the size of the coil spring by adding a very short, hidden needle (mini-needle). They concluded that breaking the very outer layers of the skin with a small needle allows very low energy jet injection. At lower energies, the devices could hold the drug in small, standard, single dose glass cartridges. We built and successfully tested a small, pre-filled, totally disposable mini-needle injector during 1999, and we have continued to refine this platform for the needs of interested pharmaceutical companies.

     Engineers with Elan Corporation plc ("Elan"), a drug delivery company based in Ireland, had developed additional proprietary technologies that complement our AJ-1 design, and in November 1998, we licensed the Elan technology for certain applications. During the fourth quarter of 1999, we collaborated with an undisclosed pharmaceutical manufacturer to adapt the design to a novel drug formulation, and tests of additional drugs are planned for 2001.

     MJ-10 Injector. Several needle-free injection companies and pharmaceutical manufacturers are pursuing needle-free versions of the AJ-1 device with only limited success. Our engineers believe that they have identified unique opportunities in this field, and we are proceeding with product development.

     We expended approximately $3,517,000, $2,551,000 and $1,223,000 on research and development efforts during fiscal years 1998, 1999 and 2000, respectively. Of these amounts, approximately $527,000, $1,381,000 and $33,000, respectively, were funded by third-party sponsored development programs and licensing fees.

Current Transdermal Patch Technology

         Permatec markets a seven-day estradiol patch for hormone replacement therapy in Brazil and Chile. Patches are small adhesive structures applied to the skin. The patch allows for the diffusion of one or more active compounds through the skin during an extended period of time. These patches are based upon the second generation of technology known as matrix patches where the active material is dispersed in the adhesive polymer. The seven-day estradiol patches are manufactured by contract in Germany. Permatec commenced sales of the seven-day estradiol patches in the fourth quarter of 2000.

New Formulation Products

     Permatec's Combi Gel(TM) product containing estradiol and norethindrone acetate ("NETA") was licensed to Solvay in Europe in 1999 and has progressed successfully through Phase I clinical evaluation. Phase II studies are scheduled to commence in 2001. In 2000, we signed an exclusive agreement with BioSante, an early stage U.S. pharmaceutical company, and began clinical studies of four Combi Gel(TM) hormone formulations for commercialization in the U.S. and other countries.

Patents

     When appropriate we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks. With the Medi-Ject injection device technology, we currently hold 21 patents and have an additional 38 applications pending in the U.S. and other countries. With Permatec's drug formulation technology we hold 29 patents and an additional 45 applications, in various countries, are pending. Our patents have expiration dates ranging from 2002 to 2019.

     Some of our technology is developed on our behalf by independent outside contractors. To protect the rights of our proprietary know-how and technology, our policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside our Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company-sponsored activities. Companies with which we have entered into development agreements have the right to certain technology developed in connection with such agreements.

Manufacturing

     We operate a U.S. device manufacturing facility in compliance with current Quality System Regulations ("QSR") established by the Food and Drug Administration ("FDA") and by the centralized European regulatory authority (ISO 9001 and EN 46,001). Injector and disposable parts are manufactured by third-party suppliers and assembled at our facility in Minneapolis, Minnesota. Quality control and final packaging are performed on site. We may need to invest in automated assembly equipment if volume increases in the future. We are obligated to allow Becton Dickinson to bid on manufacturing our disposable plastic components of certain injector systems. We pay Becton Dickinson royalties on sales of plastic components of certain injector systems.

     Permatec's transdermal estradiol patches are manufactured in Germany through a contract arrangement. Permatec's Combi Gel(TM) formulations for clinical studies are currently manufactured by contract under our supervision. Permatec has approximately 3,000 square feet of undeveloped space reserved in our Basel facility for pilot manufacturing of gel and fast-dissolve products.

Marketing

     Our basic business strategy is to develop and manufacture new products specific to certain pharmaceutical applications but to market through the existing distribution systems of pharmaceutical and medical device companies.

Injection Devices

     With respect to current injection device selling efforts, our relationship with Ferring NV best reflects this basic strategy. Ferring is selling human growth hormone throughout Europe with a marketing campaign tied exclusively to the Medi-Ject needle-free delivery system. Ferring has been successful in establishing a user base of more than 1,000 children for its drug using the Medi-Ject needle-free system. In the Netherlands, where they enjoy their largest market share, 22% of children taking growth hormone use our injector. During the past five years, a Japanese pharmaceutical company, JCR, has distributed small numbers of growth hormone injectors to hospital-based physicians. In 1999, SciTech Genetics began distribution in Asia of our growth hormone injectors along with their drug.

     During 2000, our international sales revenue accounted for 74% of our total product sales revenue. Europe (primarily Germany) accounted for 88% of international product sales revenue with the remainder coming primarily from Asia. Three customers (Ferring, JCR and SciGen) accounted for 93% of international product sales revenue and 69% of worldwide product sales revenue.

     There is no backlog of sales orders.

     The table below summarizes our current collaborative and distribution agreements in the injection device sector.

--------------------------------------------- ---------------------------------------------
                 Company                                         Market
============================================= =============================================
Ferring NV................................                   Growth Hormone
                                                                (Europe)
--------------------------------------------- ---------------------------------------------
JCR Pharmaceuticals Co., Ltd..............                   Growth Hormone
                                                                 (Japan)
--------------------------------------------- ---------------------------------------------
SciGen Pte Ltd............................                   Growth Hormone
                                                             (Asia/Pacific)
--------------------------------------------- ---------------------------------------------
Bio-Technology General Corporation .......                   Growth Hormone
                                                             (United States)
--------------------------------------------- ---------------------------------------------
Chronimed ................................               Insulin - Direct Sales
                                                             (United States)
--------------------------------------------- ---------------------------------------------
drugstore.com ............................                Insulin - E-Commerce
                                                             (United States)
--------------------------------------------- ---------------------------------------------
MediSense (Abbott Laboratories) ..........               Insulin - Distribution
                                                            (Norway, Sweden)
--------------------------------------------- ---------------------------------------------
Beijing Wilcon, Ltd. .....................               Insulin - Distribution
                                                                 (China)
--------------------------------------------- ---------------------------------------------
Direct Trading International .............               Insulin - Distribution
                                                            (Czech Republic)
--------------------------------------------- ---------------------------------------------
Prosamed .................................               Insulin - Distribution
                                                                (Germany)
--------------------------------------------- ---------------------------------------------
Organon, a division of Akzo Nobel.........           Undisclosed Development Program

--------------------------------------------- ---------------------------------------------
Becton Dickinson and Company (1) .........          Manufacturing - All Applications
                                                               (worldwide)
--------------------------------------------- ---------------------------------------------
BioSante Pharmaceuticals .................                DNA vaccine research
                                                               (worldwide)
--------------------------------------------- ---------------------------------------------
Infusiones Gove, S.A. DE C.V. ............               Insulin - Distribution
                                                                (Mexico)
--------------------------------------------- ---------------------------------------------
Comar Cardio Technology srl ..............               Insulin - Distribution
                                                                 (Italy)
--------------------------------------------- ---------------------------------------------
University of Minnesota ..................              DNA Porcine Vaccine Study
                                                               (worldwide)
--------------------------------------------- ---------------------------------------------
Pharmacia ................................                AJ1 PK Clinical Study
                                                               (worldwide)
--------------------------------------------- ---------------------------------------------
CVS.com ..................................                Insulin - E-Commerce
                                                             (United States)
--------------------------------------------- ---------------------------------------------
Bergen Brunswig ..........................               Insulin - Distribution
                                                             (United States)
--------------------------------------------- ---------------------------------------------
McKesson Corporation .....................               Insulin - Distribution
                                                             (United States)
--------------------------------------------- ---------------------------------------------
Donawa Italia srl ........................         Authorized European Representative
--------------------------------------------- ---------------------------------------------
Care Services, Inc. ......................         Insulin - Distribution - E-Commerce
                                                         (United States/Canada)
--------------------------------------------- ---------------------------------------------

(1) Becton Dickinson has certain manufacturing rights to our disposable needle-free syringes for any indication.

     In January 1996, we entered into a strategic alliance with Becton Dickinson that included an exclusive Development and Licensing Agreement, an equity purchase and a seat on the Board of Directors. The agreement provided Becton Dickinson with exclusive rights to market the Vision insulin injector and subsequent generations of injectors developed as a result of collaborative development. In addition, Becton Dickinson held the right to manufacture the disposable components of injector systems. In turn, Becton Dickinson contributed funding and other resources, including dedicated engineering skills, to the development program. We believe that with time, both parties reached the conclusion that the Vision product and its disposable components would not fulfill the marketing or manufacturing requirements of Becton Dickinson. Therefore, the Development and Licensing Agreement of 1996 was terminated in February 1999 and replaced with a new agreement. Under the terms of the new agreement, we are free to market the Vision insulin injector and manufacture disposables in exchange for a payment to Becton Dickinson of a royalty on sales. Becton Dickinson retains an option to manufacture the disposable components of the Vision system under certain conditions.

     Over the past year, we have taken several steps to increase our U.S. insulin injector distribution while lowering the associated expense. We have succeeded at lowering our expenses, but we have not materially increased sales volumes. In February 1999, we established an E-commerce distribution channel that allows purchase through the Internet, and in October 1999, we began E-commerce distribution with drugstore.com, a leading Internet pharmacy. Our effort to market through the Internet has proven unsatisfactory. In April 1999, the FDA granted us permission to sell our insulin injectors without requiring a prescription. In February 2000, we transferred responsibility for the majority of our direct sales to the Home Service Medical division of Chronimed, and more recently, in March 2001, we again transferred U.S. distribution to Diabetic Express, a division of Care Services, Inc. Antares has concluded that the successful distribution of insulin devices will require additional physician support and the marketing power of a major insulin manufacturer to succeed. However, our current effort will continue because our devices provide a vital service to the needle-phobic diabetic and provide us with considerable information regarding the needs of people required to self-administer drugs by injection.

Topical Delivery Products

     Currently we market the transdermal estradiol patch in Brazil and Chile. Market introduction is recent but we estimate that the markets for our products will remain small because of intense competition in this field. Over the short term, the majority of revenues generated from topical drug formulation will be through the fees generated by licensing and development agreements.

     The following table describes existing pharmaceutical relationships in the topical delivery sector.

---------------------------------------- ------------------------ --------------------------------- ----------------------
    Pharmaceutical Company Partner
                                                Compound                   Market Segment                Technology
---------------------------------------- ------------------------ --------------------------------- ----------------------
Solvay (The Netherlands)                 NETA/Estradiol           Hormone replacement therapy       Combi Gel(TM)
---------------------------------------- ------------------------ --------------------------------- ----------------------
Segix (Italy)                            Estradiol                Hormone replacement therapy       Patch
---------------------------------------- ------------------------ --------------------------------- ----------------------
Sigmapharma/Novaquimica (Brazil)         Estradiol                Hormone replacement therapy       Patch
---------------------------------------- ------------------------ --------------------------------- ----------------------
Recalcine (Chile)                        Estradiol                Hormone replacement therapy       Patch
---------------------------------------- ------------------------ --------------------------------- ----------------------
Lab Chile (Chile)                        Estradiol                Hormone replacement therapy       Patch
---------------------------------------- ------------------------ --------------------------------- ----------------------
BioSante (US)                            Progesterone/Estradiol/  Hormone replacement therapy       Combi Gel(TM)and Patch
                                         Testosterone
---------------------------------------- ------------------------ --------------------------------- ----------------------
Farmasierra                              Loperamide               Digestive disorder                Easy Tec
---------------------------------------- ------------------------ --------------------------------- ----------------------
Pharmacia (Sweden)                       Ibuprofen Gel            Pain                              Combi Gel(TM)
---------------------------------------- ------------------------ --------------------------------- ----------------------

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

     Three companies currently sell injectors to the U.S. insulin market. Antares believes that it retained the largest market share in 2000 and competes on the basis of device size, price and ease of use. In 1998, Bioject, Inc., the manufacturer of a needle-free vaccine injector, purchased the insulin injector business of Vitajet, and after some months of redesign, they entered the U.S. insulin injector market. Equidyne, Inc. entered the worldwide insulin injector market in mid-2000. Powderject Pharmaceuticals, Plc, a British research company, is developing a needle-free injection system based upon the principle of injecting a fine dry powder, and Weston Medical Ltd., another U.K. based company, is developing a single-use needle-free system. Both Powderject and Weston Medical compete actively and successfully for licensing agreements with pharmaceutical manufacturers and have accumulated large cash resources.

     Even though we expect the needle-free injection market to expand, improvements continue to be made in needle syringes, including syringes with hidden needles and pen-like needle injectors. We expect we will compete with existing needle injection methods as well as new delivery methods yet to be commercialized. For example, Inhale in partnership with Pfizer and Aventis is completing Phase III clinical testing of inhaled insulin which, if successful, could replace the use of injection in some patients.

     Competition in the formulation sector differs in that the market is considerably larger, more mature and dominated by much larger companies like ALZA and Elan plc. Other large competitors include SkyePharma and Alkermes. These companies have substantially greater capital resources, more experienced research teams, larger facilities and a broader range of products and technologies. Nevertheless, ALZA and Elan have focused in recent years on growth through the acquisition and sales of traditional pharmaceutical products.

Government Regulation

     Our products and manufacturing operations are subject to extensive government regulations, both in the United States and abroad. In the United States, the Food & Drug Administration (FDA) administers the Federal Food Drug and Cosmetic Act (the "FDC Act") and has adopted regulations, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FDC Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

     Drug delivery systems such as our injectors may be approved or cleared for sale as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application ("NDA") or a Product License Application ("PLA"). To the extent permitted under the FDC Act and current FDA policy, we intend to seek the required approvals and clearance for the use of our new injectors, as modified for use in specific drug applications under the medical device provisions, rather than under the new drug provisions, of the FDC Act.

     Products regulated as medical devices may not be commercially distributed in the United States unless they have been cleared or approved by the FDA, unless otherwise exempted from the FDC Act and regulations thereunder. There are two methods for obtaining such clearance or approvals. Certain products qualify for a pre-market notification under Section 510(k) of the FDC Act ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product (that is, that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with a 510(k) notification, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval ("PMA") application under Section 515 of the FDC Act. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification, typically requiring more extensive pre-filing testing and a longer FDA review process. We believe that injection systems, when indicated for use with drugs or biologicals approved by the FDA, will be regulated as medical devices and are eligible for clearance through the 510(k) notification process. There can be no assurance, however, that the FDA will not require a PMA in the future.

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

     We have received 510(k) marketing clearance from the FDA allowing us to market the Medi-Jector Choice and the Medi-Jector Vision systems.

     We expect in the future to submit 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

     In the European Union, a drug delivery device that is an integral combination with the drug to be delivered is considered part of the medicinal product and is regulated as a drug. Transdermal patches such as the estradiol patch are drug delivery devices which are, therefore, regulated as drugs and must comply with the requirements described in the Medicinal Products Directive 85/65/EEC.

     The FDC Act also regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the current Quality System Regulations ("QSR"). The FDA's interpretation and enforcement of these requirements have been increasingly strict in recent years and seem likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might violate the QSR, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to QSR requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of our devices from the marketplace.

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

     We are also subject to the Occupational Safety and Health Act ("OSHA") and other federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances.

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

     We have obtained ISO 9001/EN 46001 systems. This certification shows that our procedures and manufacturing facilities comply with standards for quality assurance and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidence compliance with the requirements enabling us to affix the CE Mark to our current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. Semi-annual audits by the notified body, British Standards Institute, are required to demonstrate continued compliance.

Forward Looking Statements

     We and our representatives may from time to time make written or oral forward-looking statements with respect to our annual or long-term goals, including statements contained in our filings with the Securities and Exchange Commission and in our reports to shareholders.

     The words or phrases "will likely result," "are expected to," "will continue to," "is anticipated," "estimate,", "project" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the important risk factors below that could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     We undertake no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

Risk Factors

     The following "risk factors" contain important information about us and our business and should be read in their entirety.

Uncertainty Of Market Acceptance; Limited Current Market For Injector Drug Delivery Technologies; Transdermal Patches; Transdermal Gels; Injectable Gels

     Our success will depend upon increasing market acceptance of our drug delivery technologies as an alternative to traditional delivery systems. During the time period since initial commercial introduction, our products have had only limited success competing with traditional drug delivery systems because, we believe, of the size, cost and complexity of use and maintenance of our drug delivery technologies and the relatively small number of drugs that have been self-administered. In order to increase market acceptance, we believe that we must successfully develop improvements in the design and functionality of future drug delivery technology that will reduce cost and increase appeal to users, thereby making these technologies desirable despite their premium cost over traditional drug delivery systems. Projected improvements in functionality and design may not adequately address the actual or perceived complexity of using our drug delivery technologies or adequately reduce cost. In addition, we believe that our future success depends upon our ability to enter into additional collaborative agreements with drug and medical device manufacturers, as discussed below. There can be no assurance that we will be successful in these efforts or that our drug delivery technologies will ever gain sufficient market acceptance to achieve and/or sustain profitable operations.

     Although transdermal patches are a well accepted method of drug delivery, many other companies compete in this sector. Because the cost of manufacturing equipment is high, most manufacturing is done by a limited number of contract manufacturers. Therefore, our costs will remain high and our pricing options will be limited. We may develop a superior patch, but we may not be able to price it competitively, or our margins may not justify maintaining the business if our market share is low. Patches are not central to our business strategy and may suffer from lack of attention. There can be no assurance that we will be successful in the transdermal patch market.

     Because transdermal gels are a newer, less understood method of drug delivery, our potential consumers (the pharmaceutical manufacturers) have little experience with manufacturing costs or pricing parameters. Our assumption of higher value may not be shared by the consumer. To date, transdermal gels have successful entry into only a limited number of markets. There can be no assurance that transdermal gels will ever gain sufficient market acceptance in those or other markets to achieve and/or sustain profitable operations.

     Although the injectable gel research field is active, there is essentially no data regarding consumer acceptance. Regulatory compliance and approvals can take a substantial amount of time due to clinical evaluations that are required for this type of method but not for other drug delivery methods. There can be no assurance that injectable gels will ever obtain the necessary regulatory approvals or gain sufficient market acceptance to achieve and/or sustain profitable operations.

Limited Operating History; Lack Of Profitability

     Medi-Ject recorded the first revenue from developing its injector technologies in 1979. In addition, there have been limited commercial sales of products utilizing our technologies and most of our technologies are still under development. Since 1993, we have generated revenues from product development fees and licensing arrangements, and from royalties. We do not have an operating history with the Permatec Subsidiaries.

     Currently, we are not profitable. Medi-Ject has accumulated aggregate net losses from inception through December 31, 2000, of approximately $29,084,000. The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. Permatec had net losses through December 31, 2000, of approximately $13,861,605 and amounts due from Medi-Ject of $5,133,296, and since inception has had net losses and negative cash flows from operating activities. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

          o    the demand for our technologies;
          o our ability to manufacture products efficiently and with the required quality;
          o    our ability to increase manufacturing capacity;
          o    the level of product and price competition;
          o our ability to develop additional commercial applications for our products;
          o    our ability to obtain regulatory approvals;
          o    our ability to control costs; and
          o    general economic conditions.

Need For Additional Capital And Capital Requirements

     After our privately placed capital investment of $10,000,000, received in February and March 2001, Antares' cash resources will be insufficient to fund our capital requirements beyond approximately mid-2002 and will not be sufficient for us to reach profitability. Accordingly, we will require equity and/or debt financing prior to mid-2002. There can be no assurance that sufficient additional equity or debt financing will be available. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug delivery technologies or their expansion of manufacturing capacity.

Expansion Strategy

     We intend to continue to enhance our current technologies and pursue additional proprietary drug delivery technologies. However, we may be unable to achieve our objectives of revenue growth and profitability. Even if enhanced or additional technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because:

          o    the potential technologies may fail clinical studies;
          o we may not find a pharmaceutical company to adopt the technologies;
          o it may be difficult to apply the technologies on a commercial scale; or
          o    the technologies may be uneconomical to market.

     Our future success depends to a significant degree on our ability to obtain regulatory approval for and commercialize the use of our drug delivery technologies. However, we have not yet completed research and development work or obtained regulatory approval for such improved systems or for use with any drugs other than insulin, human growth hormone and estradiol. There can be no assurance that any development work will ultimately be successful or that unforeseen difficulties will not occur in research and development, clinical testing, regulatory submissions and approval, product manufacturing and commercial scale up, marketing, or product distribution related to any such improved technologies or new uses. Any such occurrence could materially delay the commercialization of such improved technologies or new uses or prevent their market introduction entirely.

Dependence On Major Customers

     Our revenue currently depends on a limited number of customers. The loss of any one of these customers could cause revenues to decrease significantly, resulting in, or increasing, our losses from operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If that occurs, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.

Dependence On Single Source Suppliers

     Certain of our technologies contain a number of customized components manufactured by various third-parties. Regulatory requirements applicable to medical device and transdermal patch manufacturing can make substitution of suppliers costly and time-consuming. In the event that we could not obtain adequate quantities of these customized components from our suppliers, there can be no assurance that we would be able to access alternative sources of such components within a reasonable period of time, on acceptable terms or at all. The unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of components could have a material adverse effect on our ability to manufacture and market our products.

Risks Associated With Third-Party Reimbursement Of End Users

     Certain sales of our current and proposed technologies in certain markets are dependent in part on the availability of adequate reimbursement from third-party healthcare payors. Currently, insurance companies and other third-party payors reimburse the cost of certain technologies on a case-by-case basis and may refuse reimbursement if they do not perceive benefits to their use in a particular case. Third-party payors are increasingly challenging the pricing of medical products and services, and there can be no assurance that such third-party payors will not in the future increasingly reject claims for coverage of the cost of certain of our technologies. In addition, there can be no assurance that adequate levels of reimbursement will be available to enable us to achieve or maintain market acceptance of our technologies or maintain price levels sufficient to realize profitable operations. Furthermore, there is a possibility of increased government control or influence over a broad range of healthcare expenditures in the future. Any such trend could negatively impact the market for our drug delivery technologies.

Dependence On Collaborative Agreements With Pharmaceutical Companies

     We believe that the introduction and broad acceptance of our drug delivery technologies is in part dependent upon the success of our current and any future development and licensing arrangements with pharmaceutical and medical device companies covering the development, manufacture, use and marketing of drug delivery technologies with specific parenteral drug therapies. We anticipate that under these arrangements the pharmaceutical or medical device company will assist in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy. The pharmaceutical or medical device company also will be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories. We are currently a party to a number of such agreements. There can be no assurance that we will be successful in executing additional agreements with pharmaceutical or medical device companies or that existing or future agreements will result in the sale of our drug delivery technologies. If we do not enter into additional agreements in the future, or if our current or future agreements do not result in successful marketing of our products, our business, results of operations and financial condition could be adversely affected and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability. As a result of these arrangements, we are dependent upon the development, data collection and marketing efforts of such pharmaceutical and medical device companies. The amount and timing of resources such pharmaceutical and medical device companies devote to these efforts are not within our control, and such pharmaceutical and medical device companies could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations. In addition, factors that adversely impact the introduction and level of sales of any drug covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation may also negatively affect sales of our drug delivery technology.

     Additional risks that we face related to our collaborative agreements include:

          o inability to enter into collaborative agreements to develop additional products using drug delivery technologies;
          o any existing or future collaborative agreements may not result in additional commercial products;
          o additional commercial products that we may develop may not be successful;
          o we may not be able to meet the milestones established in our current or future collaborative agreements and thus, would not receive the fees; and
          o we may not be able to develop successful new drug delivery technologies that will be attractive to potential pharmaceutical company partners.

Limited Manufacturing Experience; Risks Associated With New Materials, New Assembly Procedures And Increased Production Levels

     Our past assembly, testing and manufacturing experience for certain of our technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In addition, our plans call for significantly increased levels of production and a shift to performing more manufacturing functions internally rather than relying on third-party suppliers, which will require us to eventually expand beyond our current facilities. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. There can be no assurance that we will be able to produce and manufacture successfully our drug delivery technology. Any failure to do so would negatively impact our business, financial condition and results of operations.

Dependence On Third Parties To Develop, Obtain Regulatory Approvals, Market, Distribute And Sell Our Products

     Pharmaceutical company partners help us develop, obtain regulatory approvals for, manufacture and sell our products. If one or more of these pharmaceutical company partners fail to pursue the development or marketing of the products as planned, our revenues and gross profits may not reach expectations or may decline. We may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. Further, we may incorporate certain of our drug delivery technologies into the oral dosage forms of products marketed and sold by pharmaceutical company partners. We do not have a direct marketing channel to consumers for drug delivery technologies. Therefore, the success of the marketing organizations of the pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies.

Acceptance Of Drug Delivery Technologies By Patients And Physicians

     Our revenues depend on ultimate patient and physician acceptance of our needle-free injectors, gels, patches and our other potential drug delivery technologies as an alternative to more traditional forms of drug delivery including injections using a needle, tablets and liquid formulas. If our drug delivery technologies are not accepted in the marketplace, the pharmaceutical company partners may be unable to successfully market and sell our products, which would limit our ability to generate revenues and to achieve and/or sustain profitability. The degree of acceptance of our drug delivery systems depend on a number of factors. These factors include:

          o    demonstrated clinical efficacy and safety;
          o    cost-effectiveness;
          o convenience and ease of administration of injectors, transdermal gels and patches;
          o    advantages over alternative drug delivery systems; and
          o    marketing and distribution support.

         Physicians may refuse to prescribe products incorporating our drug delivery technologies if the physicians believe that the active ingredient is better administered to a patient using alternative drug delivery technologies or the physicians believe that the delivery method will result in patient noncompliance. Factors, such as allergic reactions, patient perceptions that a gel is inconvenient and cosmetic considerations about patches, may cause patients to reject our drug delivery technologies.

     In addition, we expect that the pharmaceutical company partners will price products incorporating their drug delivery technologies slightly higher than conventional methods, which may impair their acceptance. Because only a limited number of products incorporating our drug delivery technologies are commercially available, we cannot yet assess the level of market acceptance of our drug delivery technologies.

Competition; Risk Of Technological Obsolescence

     Our current competition is primarily from traditional hypodermic needles and syringes which are used for the vast majority of injections administered today and from transdermal patch and gel products marketed by others. Currently, competition in the needle-free injection market is limited to small companies with modest financial and other resources, but the barriers to entry are currently low and additional competitors may enter the needle-free injection systems market, including companies with substantially greater resources and experience than us. There can be no assurance that we will be able to compete effectively against our current or potential competitors in the drug delivery market, or that such competitors will not succeed in developing or marketing products that will be more accepted in such market. Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

     In general, injection is used only with drugs for which other drug delivery methods are not possible, in particular with biopharmaceutical proteins (drugs derived from living organisms, such as insulin and human growth hormone) that cannot currently be delivered orally, transdermally (through the skin) or pulmonarily (through the lungs). Transdermal patches and gels are also used for drugs that cannot be delivered orally. Many companies, both large and small, are engaged in research and development efforts on novel techniques aimed at delivering such drugs through the skin, either without needle injection or by patch and gel. The successful development and commercial introduction of such a non-injection technique would likely have a material adverse effect on our business, financial condition, results of operations and general prospects.

Protection Of Technology And Proprietary Rights

     Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments.

     Any patent applications we may have made or may make relating to our potential products, processes and technologies may not result in patents being issued. Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business or are able to circumvent our patents. Further, we may not have the necessary financial resources to enforce our patents.

     To protect our trade secrets and proprietary technologies and processes, we rely, in part, on confidentiality agreements with employees, consultants and advisors. These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully develop the information.

We May Infringe The Proprietary Rights Of Others

     Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringe their patent rights. If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in court. If we could not obtain required licenses, are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. We may not have identified, or be able to identify in the future, United States or foreign patents that pose a risk of potential infringement claims.

     We enter into collaborative agreements with pharmaceutical companies to apply drug delivery technologies to drugs developed by others. Ultimately, we receive license revenues and product development fees, as well as revenues from the sale of products incorporating our technologies and royalties. The drugs to which our drug delivery technologies are applied are generally the property of the pharmaceutical companies. Those drugs may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies or third parties. If those patents or other forms of protection expire, become ineffective or are subject to the control of third parties, sales of the drugs by the collaborating pharmaceutical company may be restricted or may cease. Our revenues, in that event, may decline.

We May Incur Significant Costs Seeking Approval for Our Products

     The design, development, testing, manufacturing and marketing of pharmaceutical compounds, medical nutrition and diagnostic products and medical devices are subject to regulation by governmental authorities, including the United States Food and Drug Administration (the "FDA"), and comparable regulatory authorities in other countries. The approval process is generally lengthy, expensive and subject to unanticipated delays. Currently, we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities, in other countries and anticipate seeking regulatory approval from the FDA for products developed pursuant to the agreement with BioSante. Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by us or our partners. There can be no assurance as to when or whether such approvals from regulatory authorities will be received.

     Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new drug application also may cause delays or rejection of an approval. Even if the FDA approves a product, the approval may limit the uses or "indications" for which a product may be marketed, or may require further studies. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

     In other jurisdictions, we, and the pharmaceutical companies with whom we are developing technologies, must obtain required regulatory approvals from regulatory agencies and comply with extensive regulations regarding safety and quality. If approvals to market the products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues would be reduced. We may not be able to obtain all necessary regulatory approvals. We may be required to incur significant costs in obtaining or maintaining regulatory approvals.

We May Be Subject To Sanctions If We Fail To Comply With Regulatory Requirements

     If we, or pharmaceutical companies with whom we are developing technologies, fail to comply with applicable regulatory requirements, we, and the pharmaceutical companies, may be subject to sanctions, including:

          o    warning letters;
          o    fines;
          o    product seizures or recalls;
          o    injunctions;
          o refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;
          o    total or partial suspension of production;
          o    withdrawals of previously approved marketing applications; and
          o    criminal prosecutions.

Our Revenues May Be Limited If The Marketing Claims Asserted About Our Products Are Not Approved

     Once a drug product is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA's marketing surveillance department within the Center for Drugs, must approve marketing claims asserted by our pharmaceutical company partners. If a pharmaceutical company partner fails to obtain from the Division of Drug Marketing acceptable marketing claims for a product incorporating our drug technologies, our revenues from that product may be limited. Marketing claims are the basis for a product's labeling, advertising and promotion. The claims the pharmaceutical company partners are asserting about our drug delivery technologies, or the drug product itself, may not be approved by the Division of Drug Marketing.

We May Face Product Liability Claims Related To Participation In Clinical Trials Or The Use Or Misuse Of Our Products

     The testing, manufacturing and marketing of products utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with whom we are developing drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of, the product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. As the result either of adverse claim experience or of medical device or insurance industry trends, we may in the future have difficulty in obtaining product liability insurance or be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all.

We Must Keep Pace With The Rapid Technological Change And Meet The Intense Competition In The Industry

     Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include ALZA and Elan, along with many other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies, engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

     Competitors may succeed in developing competing technologies or obtaining governmental approval for products before we do. Competitors' products may gain market acceptance more rapidly than our products. Developments by competitors may render our products, or potential products, noncompetitive or obsolete.

Quarterly Fluctuations In Operating Results

     Our operating results may vary significantly from quarter to quarter, in part because of changes in consumer buying patterns, aggressive competition, the timing of the recognition of licensing or development fee payments and the timing of, and costs related to, any future technology or new drug use introductions. Our operating results for any particular quarter are not necessarily indicative of any future results. The uncertainties associated with the introduction of any new technology or drug use and with general market trends may limit management's ability to forecast short-term results of operations accurately. Fluctuations caused by variations in quarterly operating results or our failure to meet analysts' projections or public expectations as to results may adversely affect the market price of our Common Stock.

Possible Stock Price Volatility

     The trading prices of our Common Stock could be subject to wide fluctuations in response to events or factors, many of which are beyond our control. These could include, without limitation (i) quarter to quarter variations in our operating results, (ii) announcements by us or our competitors regarding the results of regulatory approval filings, clinical trials or testing, (iii) developments or disputes concerning proprietary rights, (iv) technological innovations or new commercial products, (v) material changes in our collaborative arrangements and (vi) general conditions in the medical technology industry. Moreover, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical technology and device companies and which have often been unrelated to the operating performance of such companies.

The Integration Of Our Companies

     Operating the former Permatec Subsidiaries as our subsidiaries involves technological, operational and personnel-related risks. The integration process will be complex, time-consuming and expensive, and will disrupt the business of the companies after completion of the transaction if not completed in a timely and efficient manner. We and our subsidiaries will utilize common information and communication systems, facilities, operating procedures, financial controls and human resources practices. We may encounter difficulties, costs and delays involved in integrating these operations, including:

     o Integrating the information and communications systems of our companies may be more challenging, expensive and time-consuming than we anticipate;

     o Combining other operational systems, such as product fulfillment and customer service, may be more difficult than we anticipate;

     o Maintaining the quality of products and services that we and the Permatec Subsidiaries have historically provided may be more challenging that we anticipate;

     o Coordinating geographically diverse organizations may be more challenging, expensive and time-consuming than we anticipate; and

     o Integrating our business culture and the Permatec Subsidiaries' business culture may be more difficult than we anticipate.

     If these difficulties, costs or delays occur, we may fail to realize the benefits that we currently expect to result from the transaction with Permatec and material adverse short and long-term effects on our operating results and financial condition could result.

Loss Of Certain Key Officers Or Employees; New Chief Executive Officer

     The success of our business is materially dependent upon the continued services of certain of our key officers and employees. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition. We plan on hiring personnel to work in the areas of: regulatory/clinical, device production, and administrative support. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining key personnel in the future.

     We have recently appointed Dr. Roger Harrison as chief executive officer to replace Franklin Pass, M.D., who will continue to serve as our vice chairman. Dr. Harrison joins us after a successful career with Eli Lilly and Company.

Uncertainties In Realizing Benefits From The Transaction

     Even if we are able to integrate the operations of the companies successfully, there can be no assurance that such integration will result in the realization of the full benefits that we currently expect to result from such integration or that such benefits will be achieved within the time frame that we currently expect. Potential risks, any of which could harm our business, results of operations or financial condition, relating to the integration of the companies include:

     o The benefits from the transaction may be offset by costs incurred in integrating the companies;

     o The process of integrating operations could cause an interruption of our ongoing business activities;

     o The benefits from the transaction may also be offset by increases in other expenses, by operating losses or by problems in the business unrelated to the transaction; and

     o The attention and effort devoted to the integration of the companies will significantly divert management's attention from other important issues.

Employees

     As of March 31, 2001, we employed 32 full-time and 3 part-time employees in Minnesota and the subsidiaries had 18 full-time employees in Switzerland. None of our employees are represented by any labor union or other collective bargaining unit. We believe that our relations with our employees are good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                  Name            Age               Position
                  ----            ---               --------
      Roger G. Harrison, Ph.D. ..  53  President, Chief Executive Officer and
                                       Director, from March 12, 2001

      Franklin Pass, M.D. .......  64  President, Chief Executive Officer and
                                       Chairman of the Board of Directors until March 12, 2001; currently Vice Chairman of the Board of Directors

      Lawrence Christian ........  58  Vice President - Finance, Chief Financial
                                       Officer and Secretary

      Peter Sadowski, Ph.D. .....  53  Vice President - Devices Group

      Dario Carrara, Ph.D. ......  37  Executive Director - Formulations Group

      Carlos Samayoa ............  35  Finance and Administration Manager -
                                       Formulations Group andAssistant Secretary


     Roger G. Harrison, Ph.D., joined us as Chief Executive Officer and a member of our Board of Directors in March 2001. Prior to that time, Dr. Harrison was Director of Alliance Management at Eli Lilly and Company. In this role he helped to create a renewed focus on generating value from corporate alliances as part of the company's core business strategy. In his 25-years at Eli Lilly and Company, his roles also included Global Product Team Leader and Director, Development Projects Management and Technology Development and Planning. He is the author of twelve publications, has contributed to four books and holds nine patents. Dr. Harrison earned a Ph.D. in organic chemistry and a B.Sc. in chemistry from Leeds University in the United Kingdom and conducted postdoctoral research work at Zurich University in Switzerland.

     Franklin Pass, M.D., joined us as a director and consultant in January 1992 and has served as our President, Chief Executive Officer and Chairman of the Board of Directors from February 1993 to March 2001. From 1990 to 1992, Dr. Pass served as President of International Agricultural Investments, Ltd., an agricultural technology consulting and investment company. Dr. Pass, a physician and scientist, was Director of the Division of Dermatology at Albert Einstein College of Medicine from 1967 to 1973, the Secretary and Treasurer of the American Academy of Dermatology from 1978 to 1981 and the co-founder and Chief Executive Officer of Molecular Genetics, Inc., now named MGI Pharma, Inc., from 1979 to 1986. He is the author of more than 40 published medical and scientific articles.

     Lawrence Christian is currently Vice President - Finance, Chief Financial Officer and Secretary. He joined us in March 1999 as Vice President, Finance & Administration, Chief Financial Officer and Secretary. Mr. Christian took early retirement from 3M after a 16-year career. Since 1996 Mr. Christian had been 3M Financial Manager - World-Wide Corporate R&D and Government Contracts involved in organizing new business venture units and commercialization of new technologies. Prior to 1996 Mr. Christian served as Financial Merger - Government Contracts, European Controller and Division Controller within 3M. Prior to joining 3M in 1982, Mr. Christian was Vice President/CFO of APC Industries, Inc., a closely-held telecommunications manufacturing company in Texas.

     Peter Sadowski, Ph.D., is currently Vice President - Devices Group, located in Minneapolis, Minnesota. He joined us in March 1994 as Vice President, Product Development. He was promoted to Executive Vice President and Chief Technology Officer in 1999. From October 1992 to February 1994, Dr. Sadowski served as Manager, Product Development for GalaGen, Inc., a biopharmaceutical company. From 1988 to 1992, he was Vice President, Research and Development for American Biosystems, Inc., a medical device company. Dr. Sadowski holds a Ph.D. in microbiology.

     Dario Carrara, Ph.D. is currently Executive Director - Formulations Group, located in Basel, Switzerland. He served as General Manager of Permatec's Argentinean subsidiary from 1995 until its liquidation in 2000. Prior to joining Permatec, Dr. Carrara worked as Pharmaceutical Technology Manager for Laboratorios Beta, a pharmaceutical laboratory in Argentina that ranks among the top ten pharmaceutical companies in Argentina, between 1986 and 1995. Dr. Carrara has extensive experience in developing transdermal drug delivery devices. He earned a double degree in Pharmacy and Biochemistry, as well as a Ph.D. in Pharmaceutical Technology from the University of Buenos Aires.

     Carlos Samayoa is currently Financial and Administration Manager - Formulations Group, located in Basel, Switzerland. He joined Permatec in January 1999, where he held various positions and played a key role both in the restructuring of the Permatec Group and in the closing of the Permatec/Medi-Ject transaction. From 1997 through 1998

Mr. Samayoa was a Consultant at Arthur D. Little's European Health Care Practice. From 1992 to 1996 Mr. Samayoa held positions as Assistant to the President and Head of Planning and Budgeting at JAGO Pharma AG. Mr. Samayoa holds an MBA from Cesma, Ecole de Management, Lyon France and a B.Sc. in Business Administration from Ohio State University in Columbus, Ohio.

Liability Insurance

     Our business entails the risk of product liability claims. Although we have not experienced any material product liability claims to date, any such claims could have a material adverse impact on our business. We maintain product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $5 million. We evaluate our insurance requirements on an ongoing basis.


Item 2. DESCRIPTION OF PROPERTY.

     We lease approximately 23,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 2002. We believe these facilities will be sufficient to meet our Minneapolis requirements through such time.

     We also lease approximately 1,000 square meters of facilities in Basel, Switzerland, with 300 square meters of laboratories (formulation and analytical) and an additional 300 square meters in expansion reserve. The lease will terminate in September 2008. We believe the facilities will be sufficient to meet our Switzerland requirements through the lease period.

Item 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 2000.



                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our Common Stock has traded on the Nasdaq Small Cap Market of the Nasdaq Stock Market since March 8, 1999. Prior to that time, the Common Stock traded on the Nasdaq National Market of the Nasdaq Stock Market. The Common Stock is traded under the symbol ANTR. The following table sets forth the per share high and low sales prices of our Common Stock for each quarterly period during the two most recent fiscal years. Sales prices are as reported by the Nasdaq Stock Market.

                                             High                  Low
                                             ----                  ---
1999:
First  Quarter                               $5.375                $1.625
Second Quarter                                7.000                 1.281
Third  Quarter                                4.219                 1.875
Fourth Quarter                                3.875                 1.500
2000:
First Quarter                                 7.875                 1.500
Second Quarter                                5.969                 3.500
Third Quarter                                 5.438                 3.250
Fourth Quarter                                6.125                 3.656

Common Shareholders

     As of March 30, 2001, we had 106 holders of record of our common stock, with another estimated 2,200 shareholders whose stock is held in nominee name.

Dividends

     We have not paid or declared any cash dividends on our common stock during the past six years. We have no intention of paying cash dividends in the foreseeable future on common stock. We are obligated to pay semi-annual dividends on Series A Convertible Preferred Stock at a rate of 10%, payable on May 10 and November 10 each year. In addition to the stated 10% dividend, we are also obligated to pay foreign tax withholding on the dividend payment, if paid in cash, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends, when paid in cash, since they are non-recoverable. The Series A Convertible Preferred Stock agreement has a provision which allows us to pay the dividend by issuance of the same stock when funds are not available. We have exercised this provision for the last three dividend payments.

Sales of Unregistered Securities

     On November 10, 1998, Medi-Ject sold 1,000 shares of Medi-Ject Series A Convertible Preferred Stock ("Series A") and warrants to purchase 56,000 shares of Common Stock to Elan International Services, Ltd., for total consideration of $1,000,000. Series A remains outstanding after the Permatec business combination. The Series A carries a 10% dividend which is payable semi-annually. In addition to the stated 10% dividend, we are also obligated to pay foreign tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends since they are non-recoverable. The Series A is redeemable at our option at any time and is convertible into Common Stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. The warrants to purchase Common Stock may be exercised at any time prior to November 10, 2005, at a price of $15.00 per share. The proceeds from the sale of these securities were used primarily to fund the purchase of certain technology from Elan Corporation. There was no underwriter involved and no fees were paid to any other parties in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

     On December 22, 1999, Medi-Ject sold 250 shares of Medi-Ject Series B Convertible Preferred Stock ("Series B") to Bio-Technology General Corporation for total consideration of $250,000. Series B remains outstanding after the Permatec business combination. The Series B does not carry a dividend rate. A holder of Series B Stock may choose to convert the Series B Stock into Antares Common Stock after the "Permissible Conversion Events," which is defined as a combination of increasing our authorized Common Stock from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. In the event that a holder does not convert, an Automatic Conversion will occur on the later of (i) the date of occurrence of Permissible Conversion Events or (ii) June 30, 2001. The conversion price will be the lower of (i) the average of the closing prices per share of our Common Stock for the twenty (20) consecutive trading days immediately preceding the conversion date, or (ii) $2.50 per share. If the Permissible Conversion Events do not occur before June 30, 2001, we must redeem all 250 shares at 105% of the liquidation preference which is $1,050 per share or $262,500 in total. As such, the Series B has been classified as mandatorily redeemable preferred stock. The Series B has certain preference rights over holders of Common Stock and is subordinated to Series A in liquidation rights. The proceeds from the sale of these securities were used primarily for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal fees, in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to
Section 4(2) of the Securities Act of 1933.

     On February 5, 2001 Antares issued 1,194,537 shares of common stock for $7,000,000, and on March 5, 2001, we issued 511,945 shares of common stock for $3,000,000 in connection with a private placement of Units. Each Unit, at a price of $23.44, consisted of (i) four shares of our common stock, $0.01 par value, and (ii) a warrant to purchase one share of our common stock. Each of the four warrants, to purchase in the aggregate 426,621 shares of common stock, issued in the private placement is exercisable for a period of five years at an exercise price of $7.03. The proceeds from the sale of these securities will primarily be used for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal and accounting fees, in connection with this transaction. These securities were exempt from registration because they were issued to four accredited investors in a private placement in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                            OF MEDI-JECT CORPORATION
                      (In thousands, except per share data)

                                                                          At December 31,
                                                     -----------------------------------------------------------
                                                       1996         1997         1998        1999        2000
                                                     ----------    --------     -------     --------    --------
Balance Sheet Data:
     Cash and cash equivalents ....................   $ 11,039    $  7,283    $  2,852    $     85    $    224
     Working capital (deficit) ....................     11,187       7,804       3,068        (198)     (5,103)
     Total assets .................................     12,956      10,047       5,334       2,010       2,972
     Long-term liabilities, less current maturities          8           2          54          39
     Mandatorily redeemable preferred stock .......         --          --          --         250         250
     Accumulated deficit ..........................    (11,540)    (14,512)    (20,296)    (24,148)    (29,084)

     Total shareholders' equity (deficit) .........   $ 12,120    $  9,337    $  4,630    $    803    $ (3,841)

                                                                      Year Ended December 31,
                                                     -----------------------------------------------------------
                                                       1996         1997         1998        1999        2000
                                                     ----------    --------     -------     --------    --------
Statement of Operations Data:
     Sales ........................................   $  1,838    $  1,687    $  2,172    $  2,101    $  1,960
     Licensing and product development ............      1,854       2,030         527       1,381          33
                                                      --------    --------    --------    --------    --------
       Revenues ...................................      3,692       3,717       2,699       3,482       1,993
                                                      --------    --------    --------    --------    --------
     Cost of sales ................................      1,136       1,221       1,854       1,786       1,646
     Research and development .....................      2,585       2,413       3,517       2,551       1,223
     Sales and marketing ..........................      1,019       1,540         948       1,058         628
     General and administrative ...................      1,397       1,983       2,426       1,831       3,368
                                                      --------    --------    --------    --------    --------
       Operating expenses .........................      6,137       7,157       8,745       7,226       6,865
                                                      --------    --------    --------    --------    --------
     Net operating loss ...........................     (2,445)     (3,440)     (6,046)     (3,744)     (4,872)
     Net other income (expense) ...................        207         468         276          41         (10)
                                                      --------    --------    --------    --------    --------
     Net loss .....................................   $ (2,238)   $ (2,972)   $ (5,770)   $ (3,703)   $ (4,882)
                                                      ========    ========    ========    ========    ========

Net loss per common share (1), (2), (3) ...........   $  (4.22)   $  (2.12)   $  (4.07)   $  (2.70)   $  (3.46)
                                                      ========    ========    ========    ========    ========

Weighted average number of
common shares (3) .................................        530       1,402       1,421       1,425       1,426


(1) Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2) We have not paid any dividends on our Common Stock since inception. In November 1998, we issued a new Series A Convertible Preferred Stock which requires the payment of dividends. The 1998, 1999 and 2000 loss per common share has been adjusted to reflect the accrual of these dividends.
(3) All share and per share figures have been retroactively adjusted for a one-for-five reverse stock split effective January 28, 1999.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS General

     In January 2001, Antares completed a business combination to acquire the three operating subsidiaries of Permatec Holding AG ("Permatec"), headquartered in Basel, Switzerland. Upon consummation of the transaction, the acquired Permatec subsidiaries were renamed Antares Pharma AG, Antares Pharma IPL AG and Antares Pharma NV. The transaction is being accounted for as a reverse acquisition as Permatec's shareholders will initially hold approximately 67% of the outstanding stock of Antares. Accordingly, for accounting purposes, Permatec is deemed to have acquired Antares. The historical financial statements of Permatec are filed on Form 8-K/A dated April 16, 2001. The following management discussion and analysis of financial results and liquidity and capital resources are those of Medi-Ject historical results prior to the consummation of the transaction with Permatec.

     Medi-Ject designs, manufactures and markets needle-free and small-needle injection systems. In 1993, we hired a new management team with the goal of revitalizing and redefining our strategic direction. Since that time, product development efforts have increased, emphasizing reductions in the cost of our systems to make them more competitive in the marketplace. In addition, marketing efforts have been focused on expanding the use of needle-free injection systems for injectable drugs other than insulin. As part of this effort to encourage broader use of needle-free injection systems, we began entering into technology and product license agreements to sell injector systems. The licensing and development income from these agreements has been used primarily to fund increased product development efforts. Development efforts have resulted in new generations of injector systems; the Choice system, introduced in December 1996, which incorporates molded plastic components rather than tooled steel components and a disposable needle-free syringe, and the Vision system, introduced in October 1999, which is easier to use and provides a longer life disposable needle-free syringe. Current development efforts are primarily oriented toward improved injection quality, improved features, ease of use, and continued size and cost reduction.

     With the Permatec combination, we are also committed to other methods of drug delivery, including trandsdermal patches, topical gel formulations and fast-dissolve oral and transbuccal delivery. Upon consummation of the Permatec transaction, we will be more complex and have multiple product lines, internationally dispersed locations and significantly different revenue generation methods. Therefore, Medi-Ject's historical results of operations will not be reflective of expected future operations. Our future operations will include expanded and accelerated research and development activities, milestone-based license agreements for Permatec's patch, gel and fast-dissolve technologies with ongoing royalty and manufacturing arrangements and the need to raise sufficient capital to support these initiatives. After the combination was completed January 31, 2001, we raised $10 million through the private placement of common stock.

     We expect to report a net loss for the year ending December 31, 2001 as we continue to incur marketing and development costs related to bringing future generations of products to market. Our long term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

Medi-Ject Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

     Revenues decreased from approximately $3,482,000 in 1999 to approximately $1,993,000 in 2000, or 43%. This decrease was primarily due to a decrease in licensing and development fee income of approximately $1,348,000 or 98% and was due in part to a decrease in product sales of approximately $141,000 or 7%. Product sales include sales of injectors, related parts, disposable components, and repairs. The total number of devices sold decreased from 3,970 in 1999 to 3,200 in 2000, a decrease of 19%. This decrease was partially offset by an increase of 15% or approximately $150,000 from sale of disposable products.

     The product sales decrease is due primarily to the decreased sales price from sales of insulin injectors in the United States. Domestic products are currently sold by distributors. Distributors pay between $190 and $250 for an injector and in turn, sell the device to the end user for $299. The average unit revenue for a domestic unit has decreased from $330 in 1999 to $220 in 2000 mainly due to the lowering of retail price and to the use of distributors for U.S. sales.

     Licensing and development fee income decreased primarily due to settlement in March 1999 of obligations under a contract with Schering-Plough Corporation dated January 20, 1999. We received a one-time payment of an undisclosed amount from Schering-Plough in exchange for cancellation of a product purchase order and as reimbursement for certain non-cancelable manufacturing expenses. We expect that licensing and development fee income will continue to fluctuate on a quarter to quarter basis, depending on a number of factors including the timing of the execution of new development and licensing agreements and the timing, nature and size of fee payments to be made under existing and new agreements. In addition, since we do not recognize project-based fee income until related development work has been performed, quarterly results will fluctuate with the timing of our research and development efforts.

     Cost of sales remained virtually the same as a percentage to sales, decreasing from 85% of sales value in 1999 to 84% of sales value in 2000. Cost of sales as a percentage to sales value improved several percentage points in 2000; however, most of this improvement was offset by unabsorbed burden during the latter part of the year due to lower than expected sales volumes.

     Manufacturing overhead increased from approximately $872,000 in 1999 to approximately $1,048,000 in 2000, an increase of 20%. This primarily resulted from an increase of approximately $138,000 in payroll expense due to the reduction in production salary allocated to the research and development department. Three employees in the production department had a significant portion of their salaries allocated to research and development during 1999 during the development of the Vision product.

     Research and development expenses decreased from approximately $2,551,000 in 1999 to approximately $1,223,000 in 2000, a decrease of 52%. The decrease in 2000 is primarily due to a decrease of approximately $531,000 in tooling and prototyping expense and a decrease of approximately $316,000 in clinical expense. These expenses were reduced due to the lack of cash flow in 2000.

     Sales and marketing expenses decreased approximately $430,000 or 41% from approximately $1,058,000 in 1999 to approximately $628,000 in 2000. This decrease is due primarily to decreased expenses needed for advertising and web-site work. A new product launch created the need for approximately $162,000 more expense in these areas during 1999. Staffing reductions during 2000 in this department resulted in a decrease in payroll costs of approximately $161,000 as the business development function was transferred to general and administrative expense. The remaining decrease of approximately $269,000 was primarily the result of decreased advertising expenses due to changing from direct domestic retail sales to a U. S. retail distributor.

     General and administrative expenses increased from approximately $1,831,000 in 1999 to approximately $1,973,000 in 2000, an increase of approximately $142,000. Most of this increase was due to business development activity being transferred from the sales and marketing function.

     Costs of approximately $1,394,000 were incurred in connection with the business combination with Permatec. In addition, approximately $461,000 of business combination cost was capitalized.

     Interest and other income/expense decreased from approximately $41,000 of net other income in 1999 to approximately $10,000 of net other expense in 2000, a decrease of $51,000. This decrease is primarily attributable to reduced interest income on lower average cash reserves during 2000.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1999

     Revenues increased from approximately $2,699,000 in 1998 to approximately $3,482,000 in 1999, or 29%. This increase was primarily due to an increase in licensing and development fee income of approximately $854,000 or 162%, offset in part by a decrease in product sales of approximately $71,000 or 3%. Product sales include sales of injectors, related parts, disposable components, and repairs. The total number of devices sold decreased from 4,178 in 1998 to 3,970 in 1999, a decrease of 5%, while revenue from the sale of disposable parts increased 5%.

     The product sales decrease is due primarily to the decreased sales of growth hormone injectors in international markets that reflected strong sales in 1998 due to initial market entry. The decrease was offset in part by higher sales in the domestic insulin market following FDA approval of the sale of our device without prescription, increased advertising and a new model introduction in the fourth quarter of 1999.

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

     Manufacturing overhead decreased from approximately $1,139,000 in 1998 to $872,000 in 1999, a decrease of 23%. This primarily resulted from decreasing manufacturing staffing by four people in October 1998 - a purchasing manager, a manufacturing engineer and two quality inspectors/analysts charged to manufacturing overhead. Other than a severance payment of $8,257 paid at termination, there were no future financial obligations relating to this staff reduction.

     Research and development expenses decreased from approximately $3,517,000 in 1998 to approximately $2,551,000 in 1999, a decrease of 27%. The decrease in 1999 is primarily due to the 1998 one-time purchase of intellectual property rights to proprietary small-needle injection technology from Elan Corporation, plc, partially offset by the agreed settlement of a product development dispute of approximately $134,000. The technology purchased in 1998 must be proven technically feasible and additional investments made in order to advance to a viable product; accordingly, the cost of the rights were charged to operating expense in 1998.

     Sales and marketing expenses increased $110,000 or 12% from approximately $948,000 in 1998 to approximately $1,058,000 in 1999. This increase is due primarily to increased expenses generated for advertising, web-site introduction, preparation for e-commerce sales and literature related to the launch of a new line of products in the fourth quarter of 1999.

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


Liquidity and Capital Resources

     Medi-Ject's cash increased from approximately $85,000 on December 31, 1999 to approximately $224,000 at December 31, 2000. The net increase of $139,000 is primarily due to issuing convertible promissory notes payable of $5,000,000 offset by approximately $3,732,000 of net cash used in operations and approximately $1,124,000 of cash used for capital and patent expenditures and deferred acquisition costs.

     During the year ended December 31, 2000, cash used to fund Medi-Ject's operating activities was approximately $3,732,000. The major components of this amount included a net loss of approximately $4,882,000 offset by depreciation and amortization totaling approximately $414,000 and increases in accounts payable and accrued expenses totaling $442,000 and $271,000, respectively. Net cash used in Medi-Ject's investing activities totaled approximately $1,124,000 principally due to additions to fixed assets of approximately $577,000, deferred acquisition costs of approximately $461,000 and an additional investment in patent rights totaling approximately $86,000. Net cash provided by financing activities totaled approximately $4,994,000, resulting primarily from the issuance of convertible notes payable for $5,000,000.

     In February and March 2001 Antares obtained a privately placed investment of capital of $10,000,000 in exchange for common stock and warrants to purchase common stock. We currently believe our existing working capital and projected product development and license revenues will provide us with sufficient liquidity well into 2002; however, we may seek additional private funding or issue additional equity through a public offering at any time. We can provide no assurance that we will ever become profitable or that we will be able to raise additional capital, on terms acceptable to us, or at all.

Stock Option Repricing

     On July 21, 1998, Medi-Ject's Board of Directors approved the repricing of all outstanding options held by employees, other than our Chief Executive Officer, which had an exercise price greater than $7.20 per share. This repricing action reduced the exercise price to $7.20 per share for stock option agreements representing approximately 100,000 shares which had exercise prices ranging from $7.80 to $25.00. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 8, 1998, Medi-Ject's Board of Directors approved the repricing of one stock option agreement held by our Chief Executive Officer, which had an exercise price of $26.90 per share. This option agreement totals 80,000 shares and its exercise price was reduced to $7.20 per share. Following the repricing, all other terms and conditions of this option agreement were unchanged, including its vesting schedule.

     On May 20, 1999, Medi-Ject's Board of Directors approved the repricing of all outstanding Non-Qualified Stock Options held by our directors which had an exercise price greater than $3.50 per share. This repricing action reduced the exercise price to $3.50 per share for Non-Qualified Stock Option Agreements representing approximately 24,115 shares which had exercise prices ranging from $9.05 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

     On December 21, 1999, Medi-Ject's Board of Directors approved the repricing of all outstanding Qualified and Non-Qualified Stock Options, as of January 3, 2000, held by our employees and directors, which had an exercise price greater than $1.5625 per share. This repricing action reduced the exercise price to $1.5625 per share for all such Stock Option Agreements, representing approximately 252,517 shares which had exercise prices ranging from $1.75 to $25.00 per share. Following the repricing, all other terms and conditions of these option agreements were unchanged, including the vesting schedules.

Recent Developments


In March 2001 Antares signed an agreement with Diabetic Express, a division of Care Services, Inc., for distribution of our devices and supplies to the U.S. diabetes market.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Under Items 305(b) and 9A of Regulation S-K, we believe that we have no material exposure to market risks. All foreign sales are denominated and transacted in U.S. dollars and our outstanding shares of convertible preferred stock have either a fixed coupon rate or are non-interest bearing.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              MEDI-JECT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report.................................................29

Balance Sheets as of December 31, 1999 and 2000..............................30

Statements of Operations for the Years Ended December 31, 1998,
 1999 and 2000...............................................................31

Statements of Shareholders' Equity (Deficit) for the Years Ended
  December 31, 1998, 1999 and 2000...........................................32

Statements of Cash Flows for the Years Ended December 31, 1998, 1999
  and 2000...................................................................33

Notes to Financial Statements................................................34

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Medi-Ject Corporation


     We have audited the accompanying balance sheets of Medi-Ject Corporation (the Company) as of December 31, 1999 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Ject Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                            KPMG LLP

Minneapolis, Minnesota
March 23, 2001

                              MEDI-JECT CORPORATION
                                 BALANCE SHEETS

                                                                                            December 31,
                                                                                    ----------------------------
                                                                                        1999             2000
                                                                                    ------------    ------------
                                        Assets
Current Assets:
       Cash .....................................................................   $     85,136    $    223,591
       Accounts receivable, less allowances for doubtful accounts of
          $25,000 and $17,864, respectively .....................................        167,301         213,801
       Inventories ..............................................................        429,472         490,256
       Prepaid expenses and other assets ........................................         23,263          32,869
       Deferred acquisition costs (note 12) .....................................             --         460,654
                                                                                    ------------    ------------
              Total current assets ..............................................        705,172       1,421,171

Equipment, furniture and fixtures, net ..........................................      1,002,554       1,217,665

Patent rights, net ..............................................................        302,410         332,848
                                                                                    ------------    ------------

              Total Assets ......................................................   $  2,010,136    $  2,971,684
                                                                                    ============    ============

                 Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
       Accounts payable .........................................................   $    337,927    $    779,900
       Accrued expenses and other liabilities ...................................        551,104         727,048
       Convertible note payable to Permatec (note 12) ...........................             --       5,000,000
       Note payable obligations - current maturities ............................         14,156          16,724
                                                                                    ------------    ------------
              Total current liabilities .........................................        903,187       6,523,672

Note payable, less current maturities ...........................................         54,094          38,651
                                                                                    ------------    ------------

Total liabilities ...............................................................        957,281       6,562,323
                                                                                    ------------    ------------

Mandatorily Redeemable Series B Convertible Preferred Stock:
       $0.01 par; authorized 250 shares; 250 issued and outstanding at
          December 31, 1999 and 2000, aggregate liquidation preference
          $262,500 ..............................................................        250,000         250,000
                                                                                    ------------    ------------

Shareholders' Equity (Deficit):
       Preferred Stock:  $0.01 par; authorized 3,000,000 shares; 989,750 shares undesignated at December 31, 1999 and 2000
              Series A Convertible Preferred Stock:  $0.01 par, authorized
                  10,000 shares; 1,000 and 1,150 issued and outstanding at
                  December 31, 1999 and 2000, respectively, aggregate liquidation
                  preference of $1,150,000 ......................................             10              12
       Common Stock:  $0.01 par; authorized 3,400,000 shares;
          1,424,729 and 1,430,336 issued and outstanding at
          December 31, 1999 and 2000, respectively ..............................         14,247          14,303
       Additional paid-in capital ...............................................     24,936,433      25,229,520
       Accumulated deficit ......................................................    (24,147,835)    (29,084,474)
                                                                                    ------------    ------------
                                                                                         802,855      (3,840,639)
                                                                                    ------------    ------------
Commitments (Notes 3 and 4)

              Total Liabilities and Shareholders' Equity (Deficit) ..............   $  2,010,136    $  2,971,684
                                                                                    ============    ============

                 See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                          Years Ended December 31,
                                                                  -----------------------------------------
                                                                     1998           1999            2000
                                                                  -----------    -----------    -----------
Revenues:
     Sales ....................................................   $ 2,171,881    $ 2,100,735    $ 1,960,453
     Licensing and product development ........................       527,364      1,381,127         32,788
                                                                  -----------    -----------    -----------
                                                                    2,699,245      3,481,862      1,993,241
                                                                  -----------    -----------    -----------

Operating Expenses:
     Cost of sales ............................................     1,853,715      1,785,464      1,646,589
     Research and development .................................     3,516,856      2,550,773      1,223,034
     Sales and marketing ......................................       947,866      1,058,364        627,909
     General and administrative ...............................     2,426,639      1,831,229      1,973,471
     Business combination costs ...............................            --             --      1,394,144
                                                                  -----------    -----------    -----------
                                                                    8,745,076      7,225,830      6,865,147
                                                                  -----------    -----------    -----------

Net operating loss ............................................    (6,045,831)    (3,743,968)    (4,871,906)
                                                                  -----------    -----------    -----------

Other income (expense):
     Interest and other income ................................       291,521         66,018            231
     Interest and other expense ...............................       (15,154)       (25,489)       (10,203)
                                                                  -----------    -----------    -----------
                                                                      276,367         40,529         (9,972)
                                                                  -----------    -----------    -----------

Net loss ......................................................    (5,769,464)    (3,703,439)    (4,881,878)

Preferred stock dividends .....................................       (14,246)      (148,452)       (54,761)
                                                                  -----------    -----------    -----------

Net loss applicable to common shares ..........................   $(5,783,710)   $(3,851,891)   $(4,936,639)
                                                                  ===========    ===========    ===========

Basic and diluted net loss per common share ...................   $     (4.07)   $     (2.70)   $     (3.46)
                                                                  ===========    ===========    ===========

Basic and diluted weighted average common shares outstanding ..     1,421,066      1,424,731      1,426,308


                 See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                Convertible
                                                 Preferred
                                                   Stock
                                                 Series A          Common Stock         Additional
                                              --------------   --------------------       Paid-in       Accumulated
                                              Shares  Amount     Shares      Amount       Capital         Deficit          Total
                                              ------  ------   ---------    --------   ------------    ------------    ------------
Balance, December 31, 1997 ................       --   $ --    1,414,318    $ 14,143   $ 23,835,221    $(14,512,234)   $  9,337,130
   Issuance of Series A preferred stock ...    1,000     10           --          --        999,990              --       1,000,000
   Preferred stock dividends payable ......       --     --           --          --             --         (14,246)        (14,246)
   Financing cost .........................       --     --           --          --        (18,937)             --         (18,937)
   Exercise of stock options and
       warrants ...........................       --     --       10,434         104         64,476              --          64,580
   Stock-based compensation expense .......       --     --           --          --         30,944              --          30,944
   Net loss ...............................       --     --           --          --             --      (5,769,464)     (5,769,464)
                                              ------   ----    ---------    --------   ------------    ------------    ------------
Balance, December 31, 1998 ................    1,000     10    1,424,752      14,247     24,911,694     (20,295,944)      4,630,007
   Preferred stock dividends payable ......       --     --           --          --             --        (148,452)       (148,452)
   Financing cost .........................       --     --           --          --         (4,934)             --          (4,934)
   Redemption of fractional shares ........       --     --          (23)         --            (66)             --             (66)
   Stock-based compensation expense .......       --     --           --          --         29,739              --          29,739
   Net loss ...............................       --     --           --          --             --      (3,703,439)     (3,703,439)
                                              ------   ----    ---------    --------   ------------    ------------    ------------
Balance, December 31, 1999 ................    1,000     10    1,424,729      14,247     24,936,433     (24,147,835)        802,855
   Preferred stock dividends payable ......       --     --           --          --             --         (54,761)        (54,761)
   Stock issuance in lieu of dividends ....      150      2           --          --        149,998              --         150,000
   Exercise of stock options and
       warrants ...........................       --     --        5,607          56          6,947              --           7,003
   Warrants issued for services ...........       --     --           --          --         95,800              --          95,800
   Stock-based compensation expense .......       --     --           --          --         40,342              --          40,342
   Net loss ...............................       --     --           --          --             --      (4,881,878)     (4,881,878)
                                              ------   ----    ---------    --------   ------------    ------------    ------------
Balance, December 31, 2000 ................    1,150   $ 12    1,430,336    $ 14,303   $ 25,229,520    $(29,084,474)   $ (3,840,639)
                                              ======   ====    =========    ========   ============    ============    ============


                 See accompanying notes to financial statements

                              MEDI-JECT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                            -----------------------------------------
                                                                               1998            1999           2000
                                                                            -----------    -----------    -----------
Cash flows from operating activities:
         Net loss .......................................................   $(5,769,464)   $(3,703,439)   $(4,881,878)
         Adjustments to reconcile net loss to net
            cash used in operating activities:
         Depreciation and amortization ..................................       596,727        461,343        413,701
         Loss on disposal and abandonment of assets .....................         9,445        173,682          3,646
         Interest on marketable debt securities .........................      (176,086)            --             --
         Stock-based compensation .......................................        30,944         29,739        136,142
         Changes in operating assets and liabilities:
            Accounts receivable .........................................       485,254        108,393        (46,500)
            Inventories .................................................      (195,113)       162,713        (60,784)
            Prepaid expenses and other assets ...........................        19,489         28,743         (9,606)
            Accounts payable ............................................       (71,246)        87,415        441,973
            Accrued expenses and other ..................................      (157,831)       233,921        271,183
            Deferred revenue ............................................       216,000       (216,000)            --
                                                                            -----------    -----------    -----------
Net cash used in operating activities ...................................    (5,011,881)    (2,633,490)    (3,732,123)
                                                                            -----------    -----------    -----------

Cash flows from investing activities:
         Purchases of marketable securities .............................    (2,729,831)            --             --
         Proceeds from sales of marketable securities ...................     6,443,400             --             --
         Payments for Permatec deferred acquisition costs ...............            --             --       (460,654)
         Purchases of equipment, furniture and fixtures .................      (516,186)      (302,743)      (577,131)
         Proceeds from sale of equipment, furniture & fixtures ..........         2,200             --             --
         Payments for patent rights .....................................      (119,828)       (74,985)       (85,765)
                                                                            -----------    -----------    -----------
Net cash provided by (used in) investing activities .....................     3,079,755       (377,728)    (1,123,550)
                                                                            -----------    -----------    -----------

Cash flows from financing activities:
              Proceeds from note payable ................................            --         72,425             --
              Proceeds from convertible notes payable ...................            --             --      5,000,000
         Principal payments on capital lease obligations ................        (7,083)        (1,721)       (12,875)
         Principal payments on note payable obligations .................            --         (4,175)            --
         Proceeds from issuance of common stock, net ....................        64,580             --          7,003
         Redemption of fractional shares ................................            --            (66)            --
         Proceeds from issuance of convertible preferred stock, net .....       981,063             --             --
         Proceeds from issuance of mandatorily redeemable
            convertible preferred stock, net ............................            --        245,066             --
         Payment of dividends and related tax liability .................            --        (67,460)            --
                                                                            -----------    -----------    -----------
Net cash provided by financing activities ...............................     1,038,560        244,069      4,994,128
                                                                            -----------    -----------    -----------

Net decrease in cash and cash equivalents ...............................      (893,566)    (2,767,149)       138,455
Cash and cash equivalents:
         Beginning of year ..............................................     3,745,851      2,852,285         85,136
                                                                            -----------    -----------    -----------
         End of year ....................................................   $ 2,852,285    $    85,136    $   223,591
                                                                            ===========    ===========    ===========

                 See accompanying notes to financial statements.

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000




1.   Description of Business and Summary of Significant Accounting Policies

Business

     The Company is primarily a manufacturer and distributor of needle-free and small-needle injection devices and disposables for the injection of insulin and human growth hormone. Products are sold throughout the United States, Europe, the Middle East, and Asia. As more fully described in Note 12, the Company completed a business combination to acquire the three operating subsidiaries of Permatec Holdings AG (Permatec) on January 31, 2001. At this time, the legal entity changed its name from Medi-Ject Corporation to Antares Pharma, Inc. ("Antares") and the acquired Permatec subsidiaries were renamed Antares Pharma AG, Antares Pharma IPL AG and Antares Pharma NV. The transaction is being accounted for as a reverse acquisition as Permatec's shareholders will initially hold approximately 67% of the outstanding stock of Antares. Accordingly, for accounting purposes, Permatec is deemed to have acquired Medi-Ject.

Net Loss Per Share

     Basic EPS is computed by dividing net loss available to Common Shareholders by the weighted-average number of Common Shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common Stock. For the years ended December 31, 1998, 1999 and 2000, the effects of potential Common Shares were excluded from the calculation of diluted EPS because their effect was antidilutive.

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

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

Research and Development

     All of our sponsored research and development expenses related to both present and future products are expensed as incurred. Sponsored research and development funds received are reflected as revenues.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

Fair Value of Financial Instruments

     All financial instruments are carried at amounts that approximate estimated fair value.

Advertising Expense

     Advertising expense (including production and communication costs) for 1998, 1999 and 2000 was $201,521, $342,627 and $180,750, respectively.
Production costs related to advertising are expensed as incurred.


2.   Composition of Certain Financial Statement Captions

                                                           December 31,
                                                   --------------------------
                                                       1999            2000
                                                   ------------    ------------
Inventories:
     Raw material................................  $    219,903    $    211,007
     Work-in-process.............................        60,998          93,688
     Finished goods..............................       148,571         185,561
                                                   ------------    ------------
                                                   $    429,472    $    490,256
                                                   ============    ============
Equipment, furniture and fixtures:
     Furniture, fixtures and office equipment....  $  1,392,568    $  1,097,819
     Production equipment........................     1,014,310       1,886,190
     Less accumulated depreciation...............    (1,404,324)     (1,766,344)
                                                   ------------    ------------
                                                   $  1,002,554    $  1,217,665
                                                   ============    ============
Patent rights:
     Patent rights...............................  $    617,612    $    699,731
     Less accumulated amortization...............      (315,202)       (366,883)
                                                   ------------    ------------
                                                   $    302,410    $    332,848
                                                   ============    ============
Accrued expenses and other liabilities:
     Product warranty and returns................  $     50,000    $     73,847
     Payroll.....................................        46,326          39,593
     Tooling development in process..............       107,131         214,431
     Legal and patent fees.......................        32,146           5,000
     Accrued shared transaction expenses.........            --         192,468
     Other.......................................        87,269          68,715
Dividend payable.................................        95,238              --
     Product development dispute settlement......       132,994         132,994
                                                   ------------    ------------
                                                   $    551,104    $    727,048
                                                   ============    ============


3.   Leases

     We have a non-cancelable operating lease for our office and manufacturing facility that expires in April 2002. This lease requires us to pay all executory costs such as maintenance and property taxes. We also lease certain computer equipment under operating leases.

     Lease expense incurred for the years ended December 31, 1998, 1999 and 2000 was $214,093, $243,674 and $266,829, respectively.

     Future minimum lease payments are as follows as of December 31, 2000:

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


     2001...................................................    $   271,752
     2002...................................................        102,754
     2003...................................................          2,086
                                                                -----------
                                                                $   376,593

4.   Note Payable

     We are obligated under a non-cancelable 48-month lease for information system software classified as a note payable. The lease calls for monthly payments of $2,275 with an expiration date of August 2003.

     The note payable consists of the following:

         Secured note payable, principal only.................    $    55,375
         Current maturities ..................................        (16,724)
                                                                  -----------
         Note payable, less current maturities................    $    38,651
                                                                  ===========

     Future minimum note payments, with imputed interest at 18.33%, are as follows as of December 31, 2000:

                        2001             $    27,302
                        2002                  27,302
                        2003                  18,201
                                         -----------
                                         $    72,805
                                         ===========


5.   Agreements

     (a) Becton Dickinson Agreement

     On February 8, 1999, we executed an agreement with Becton Dickinson to restructure the original agreement entered into in January 1996. The original agreement involved a strategic alliance with Becton Dickinson that included an exclusive Development and Licensing Agreement, which provided Becton Dickinson with marketing and manufacturing rights to our products and technology. The revised agreement is based upon the realization of both parties that the MJ-7 product and its disposable components would not fulfill the marketing or manufacturing requirements of Becton Dickinson. Under the terms of the new agreement, we are free to market the MJ-7 insulin injector and manufacture disposables in exchange for a royalty on sales. Becton Dickinson retains an option to negotiate for the right to manufacture disposables under certain conditions.

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


6.   Income Taxes

     We incurred losses for both book and tax purposes in each of the years in the three-year period ended December 31, 2000, and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1998, 1999 and 2000 as follows:

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

                                                      1998      1999      2000
                                                    --------  --------  --------
Statutory federal income tax rate ..............     (34.0)%   (34.0)%   (34.0)%
Valuation allowance increase ...................      39.0      43.0      31.2
State income taxes, net of federal benefit .....      (3.6)     (5.0)     (5.0)
Nondeductible business combination costs .......       --        --        9.8
Research and experimentation credit ............      (1.6)     (4.6)     (1.8)
Other ..........................................       0.2       0.6      (0.2)
                                                    --------  --------  --------
                                                       0.0%      0.0%      0.0%
                                                    ========  ========  ========


     Deferred tax assets as of December 31, 1999 and 2000 consist of the following:

                                                    1999              2000
                                               --------------    --------------
     Inventory reserve......................   $       31,000    $       28,000
     Net operating loss carryforward........        8,717,000        10,077,000
     Research credit carryforward...........          544,000           634,000
     Other..................................          181,000           258,000
                                               --------------    --------------
                                                    9,473,000        10,997,000
     Less valuation allowance...............       (9,473,000)       10,997,000
                                               --------------    --------------
                                               $            0    $            0
                                               ==============    ==============


     The valuation allowance for deferred tax assets as of December 31, 1999 and 2000 was $9,473,000 and $10,997,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 2000 was an increase of $1,591,000 and $1,524,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has placed a valuation allowance against the entire deferred tax asset.

     The Company has a federal net operating loss carryforward at December 31, 2000, of approximately $26,383,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2009 through 2020. Additionally, the Company has a research credit carryforward of approximately $634,000. These credits begin to expire in 2009.

     The net operating losses and tax credits of Antares Pharma, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, including the business combination with Permatec and private placements. Subsequent equity changes could further limit the utilization of the net operations losses and credits.


7.   Mandatorily Redeemable Series B Convertible Preferred Stock

     On December 22, 1999, we sold 250 shares of Series B Convertible Preferred Stock ("Series B") to Bio-Technology General Corporation for total consideration of $250,000. The Series B does not carry a dividend rate. A holder of Series B Stock may choose to convert the Series B Stock into Medi-Ject Common Stock after the "Permissible Conversion Events," which is defined as a combination of increasing our authorized Common Stock

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


from 3,400,000 shares to at least 10,000,000 shares and receiving necessary approvals under the Nasdaq listing requirements. In the event that a holder does not convert, an Automatic Conversion will occur on the later of (i) the date of occurrence of Permissible Conversion Events or (ii) June 30, 2001. The conversion price will be the lower of (i) the average of the closing prices per share of our Common Stock for the twenty (20) consecutive trading days immediately preceding the conversion date, or (ii) $2.50 per share. If the Permissible Conversion Events do not occur before June 30, 2001, we must redeem all 250 shares at 105% of the liquidation preference which is $1,050 per share or $262,500 in total. As such, the Series B has been classified as mandatorily redeemable preferred stock. The Series B has certain preference rights over holders of Common Stock and is subordinated to Series A in liquidation rights. The proceeds from the sale of these securities were used primarily for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal fees, in connection with this transaction. These securities were exempt from registration because they were issued to a single accredited investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933.


8.   Shareholders' Equity (Deficit)

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

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

     Compensation expense of $26,601 has been recorded for the January 3, 2000, repricing since the adjusted exercise price is below the market price of the underlying stock at December 31, 2000.

Stock Options and Warrants

     Our stock option plans allow for the grants of options to officers, directors, consultants and employees to purchase shares of Common Stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and vest in varying periods. As of December 31, 2000, these plans had 369,010 shares available for grant.

     Our warrants were issued in connection with debt financing, financial consulting and technology procurement during 1996 through 2000. The terms of the warrants do not exceed ten years and vest in varying periods.

     Stock option and warrant activity is summarized as follows:

                                                   Number          Weighted
                                                     of             average
                                                   Shares           prices
                                                 -----------     -----------
Outstanding at December 31, 1997..............       780,046           25.40
     Granted .................................       301,190            8.40
     Exercised ...............................       (10,434)           6.23
     Canceled ................................      (210,684)          19.47
                                                 -----------     -----------
Outstanding at December 31, 1998..............       860,118           21.11
     Granted .................................        74,215            2.73
     Exercised ...............................            --              --
     Canceled ................................       (85,483)           9.45
                                                 -----------     -----------
Outstanding at December 31, 1999..............       848,850           20.68
     Granted .................................       360,217            1.79
     Exercised ...............................        (5,607)           1.56
     Canceled ................................      (290,580)           7.41
                                                 ------------    -----------
Outstanding at December 31, 2000..............       912,880     $     17.55
                                                 ============    ===========


     The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range:

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

----------------------------------------------------------------------------------------------------------------------
                                            Outstanding                                      Exercisable
--------------------- --------------------------------------------------------- --------------------------------------
                                          Weighted Average
                       Number of Shares    Remaining Life     Weighted Average        Number         Weighted Average
     Price Range         Outstanding          In Years         Exercise Price       Exercisable       Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

Pursuant to Option
Plans:
$         1.56               311,364              7.0               $1.56             220,134             $ 1.56
 9.05 to 19.70                 8,047              6.4               12.29               4,847              13.24
         23.00                76,162              5.1               23.00              76,162              23.00
                             -------              ---               -----             -------             ------
                             395,573              6.6                5.91             301,143               7.17
                             -------              ---               -----             -------             ------
Warrants:
$2.40 to 15.00                92,500              4.7              $10.67              92,500             $10.67
29.55 to 33.00               424,807              4.6               29.91             424,807              29.91
                             -------              ---               -----             -------             ------
                             517,307              4.6               26.47             517,307              26.47
                             -------              ---               -----             -------             ------
Total Options &
Warrants                     912,880              5.5               17.56             818,450              19.37
                             =======              ===               =====             =======             ======

----------------------------------------------------------------------------------------------------------------------


     We apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Employee compensation expense of $26,601 has been recognized for our stock-based compensation plans. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, our net loss and loss per share would have increased to the pro-forma amounts shown below:

                                                              1998             1999             2000
                                                              ----             ----             ----
Net loss applicable to common shareholders:
     As reported.....................................     $(5,783,710)     $(3,851,891)     $(4,936,639)
     Pro forma.......................................     $(6,667,938)     $(4,591,675)     $(5,309,742)
Net loss per common share:
     As reported.....................................     $(4.07)          $(2.70)          $(3.46)
     Pro forma.......................................     $(4.69)          $(3.22)          $(3.71)

     The per share weighted-average fair value of stock based awards granted during 1998, 1999 and 2000 is estimated as $9.19, $1.82 and $1.20 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                         1998     1999     2000
                                                         ----     ----     ----
Risk-free interest rate..............................    5.5%     5.5%     5.5%
Annualized volatility................................    100%     100%     100%
Weighted average expected life, in years.............    5.0      5.0      5.0
Expected dividend yield..............................    0.0%     0.0%     0.0%

Stock Warrants

     During 2000, we granted 26,500 warrants to non-employees for services rendered during 2000. The fair value of the options issued at the date of grant was approximately $95,800 and this expense is reflected in the statement of operations as part of general and administrative as all warrants vested immediately. The fair market value was determined using the Black-Scholes option-pricing model with the following assumptions: Volatility of 100%, risk-free rate of interest of 6.00%, and an expected life of five years.


9.   Employee Savings Plan

     We have an employee savings plan that covers all employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 20% of their compensation into the plan. At the discretion of the Board of Directors, we may contribute elective amounts to the plan, allocated in proportion to

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


employee contributions to the plan, employee's salary, or both. No elective contributions have been made for the years ended December 31, 1998, 1999 and 2000.


10.  Supplemental Disclosures of Cash Flow Information

     Cash paid for interest during the years ended December 31, 1998, 1999 and 2000 was $1,398, $4,427 and $10,515, respectively.

     Cash paid for taxes during the years ended December 31, 1998, 1999 and 2000 was $2,758, $700 and $700 respectively.

     During 2000, the Company paid $150,000 of dividends payable to the Series A shareholder through the issuance of additional shares of Series A preferred stock.


11.  Additional Sales Information

     We are primarily a manufacturer and distributor of needle-free and small-needle injection devices and disposables for the injection of insulin and human growth hormone. For reporting purposes, these operations are considered to be one segment.

     International sales for the years ended 1998, 1999, and 2000 were approximately 74%, 68%, and 73%, respectively of total sales. International sales by country are summarized as follows:


International Sales Revenue:                                   1998            1999           2000
                                                          -------------   -------------   ------------
Europe (primarily Germany)...........................     $   1,173,364   $   1,041,661   $  1,286,005
Other (primarily Asia)...............................           440,923         390,152        171,052
                                                          -------------   -------------   ------------
     Total...........................................     $   1,614,287   $   1,431,813   $  1,457,057
                                                          =============   =============   ============

     The following summarizes significant customers comprising 10% or more of our customer sales and outstanding accounts receivable as of and for the years ended:


Significant Customer Revenue:                                  1998            1999           2000
                                                          -------------   -------------   ------------
Ferring .............................................     $   1,095,779   $     945,173   $  1,214,034
JCR .................................................           365,388         269,393         85,549
SciGen...............................................                --              --         53,735


Significant Customer Receivable Balances:                      1998            1999           2000
                                                          -------------   -------------   ------------
Ferring .............................................     $      71,911   $      69,127   $    119,069
JCR .................................................            20,531           4,428          2,639
SciGen...............................................                --              --         48,038


12.  Transactions with Permatec Holdings AG

     On January 25, 2000 the Company entered into a non-binding letter of intent to acquire the three operating subsidiaries (the Subsidiaries) of Permatec Holdings AG. The share purchase agreement signed on July 14, 2000 specifies that Permatec will transfer all of the issued and outstanding shares of the Subsidiaries to us in exchange for 2,900,000 shares of Antares common stock. On January 30, 2001, our shareholders' approval was obtained,

                              MEDI-JECT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


and the transaction was consummated on January 31, 2001. The transaction is being accounted for as a reverse acquisition as Permatec's shareholders initially hold approximately 67% of our outstanding stock. Accordingly, for accounting purposes, Permatec is deemed to have acquired us. Effective with the transaction, the legal entity changed its name from Medi-Ject Corporation to Antares Pharma, Inc.

     Pursuant to the acquisition agreement, Permatec agreed to provide up to $5,500,000 in convertible debt financing to us of which $5,000,000 was outstanding as of December 31, 2000. These notes bear interest at 10%, if the transaction is not consummated, and are convertible into shares of Antares Series C Redeemable Convertible Preferred Stock (Series C) upon consummation of the transaction. The face value of Series C shares are convertible into Antares common shares at a rate of $2 per share at the discretion of the Series C holder. The Series C shares were redeemable upon the closing of a $7 million or more equity investment in Antares. In January 2001, the Company borrowed an additional $500,000 from Permatec under this arrangement. Upon the closing of the Permatec transaction, the $5.5 million of notes were converted to 275,000 Series C shares and immediately converted into 2,750,000 shares of Antares common stock. Upon conversion of the Series C Preferred Stock to common stock, a deemed dividend to the preferred shareholders of approximately $4.8 million related to the in-the-money conversion features was recorded by Antares which will be reflected as an adjustment to net loss available for common shareholders of Antares in the quarter ended March 31, 2001.

     In connection with the transaction, Permatec billed the Company consulting and direct incremental acquisition and financing related expenses of $ 1,033,296. The Company expensed $572,642 of these costs and capitalized the remaining $460,654 which will be included in the acquisition cost of the Company. The Company directly incurred an additional $821,502 of acquisition costs during 2000 related to this transaction.


13.  Quarterly Financial Data (unaudited)

                                                    First             Second            Third            Fourth
                                                    -----             ------            -----            ------
1999:
Total revenues                                   $ 1,591,988       $   576,895       $   509,058      $   803,921
Net loss                                            (290,121)       (1,023,007)       (1,192,048)      (1,346,715)
Net loss applicable to common shares                    (.20)             (.72)             (.84)            (.95)
Weighted average shares (1)                        1,424,736         1,424,729         1,424,729        1,424,729

2000:
Total revenues                                   $   484,047       $   766,854       $   454,900      $   287,443
Net loss                                            (797,786)         (901,536)       (1,164,568)      (2,072,749)
Net loss applicable to common shares                    (.56)             (.63)             (.82)           (1.45)
Weighted average shares (1)                        1,424,729         1,424,832         1,426,733        1,428,904

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE REGISTRANT

  Directors Whose Terms Continue Until the 2001 Annual Meeting of Shareholders

                         Age
                         ---

Dr. Jacques Gonella       59        Dr. Gonella joined the Board of Directors in
                                    January 2001 as its Chairman. He is the
                                    founder of Permatec and has served as the Chairman of the Board of Directors of Permatec since its founding in June 1997.
                                    Prior to founding Permatec, Dr. Gonella
                                    founded JAGO Pharma AG in 1983 and served as the President and Chief Executive Officer from its founding until its acquisition in May 1996 by SkyePharma, a United Kingdom company listed on the London Stock Exchange.
                                    Dr. Gonella was recently a non-executive member of the Board of Directors of SkyePharma. Prior to founding JAGO, Dr.
                                    Gonella occupied various positions with
                                    Roche and Pfizer between 1968 and 1979. Dr.
                                    Gonella currently also sits on the board of directors of several private pharmaceutical companies and pharmaceutical investment funds. He holds a doctorate in analytical chemistry from the Polytechnic Institute of Lausanne, Switzerland.

Dr. Thomas Rinderknecht   47        Dr. Rinderknecht joined the Board of
                                    Directors in January 2001 and serves on its Audit Committee. He has also been a director of Permatec since its founding in June 1997.
                                    Dr. Rinderknecht has been a partner in the firm of Rinderknecht Klein & Stadelhofer in
                                    Zurich, Switzerland since 1985, and has been practicing commercial law in Europe since
                                    1982. He holds law degrees from the
                                    University of Zurich, Switzerland and the University of Munich, Germany.

  Directors Whose Terms Continue Until the 2002 Annual Meeting of Shareholders

Franklin Pass, M.D.       64        Dr. Pass has been a member of the Board of
                                    Directors since January 1992 and currently serves as Vice Chairman of the Board. He joined our company as a director and consultant in January 1992 and served as President, Chief Executive Officer and
                                    Chairman of the Board of Directors from
                                    February 1993 until March 2001. From 1990 to
                                    1992, Dr. Pass served as President of
                                    International Agricultural Investments,
                                    Ltd., an agricultural technology consulting and investment company. Dr. Pass, a physician and scientist, was Director of the Division of Dermatology at Albert Einstein
                                    College of Medicine from 1967 to 1973, the Secretary and Treasurer of the American
                                    Academy of Dermatology from 1978 to 1981 and the co-founder and Chief Executive Officer of Molecular Genetics, Inc., now named MGI

                                    Pharma, Inc., from 1979 to 1986. He is the author of more than 40 published medical and scientific articles.

Dr. Philippe Dro          38        Dr. Dro joined the Board of Directors in
                                    January 2001 and is a member of the Audit
                                    Committee. He is currently the Chief
                                    Operating Officer for Axovan Limited, a
                                    Swiss drug discovery biotechnology company.
                                    Dr. Dro served as the President and Chief
                                    Operating Officer of Permatec from January
                                    2000 through October 2000. From June 1997 to
                                    January 2000, Dr. Dro was the Executive
                                    Director of Permatec. From March 1995 to
                                    June 1997, Dr. Dro served as Executive
                                    Director of JAGO Pharma. From 1992 to 1995,
                                    Dr. Dro held various finance and controller positions at Sandoz Corporation in Basel, Switzerland. From 1989 to 1992, Dr. Dro held various positions in the production and development area at Ethypharm Corporation in France and India. He received a doctorate in Pharmacy from the School of Pharmacy of the University of Grenoble, France and holds an MBA from the Cranfield School of Management in the United Kingdom.

James L. Clark            53        Mr. Clark joined the Board of Directors in
                                    March 2001 and is Chairman of the
                                    Compensation Committee. Mr. Clark is the principal officer of Pharma Delivery
                                    Systems, which he founded in 1991, a drug delivery consultancy group that identifies and develops drug delivery technologies for use by multinational pharmaceutical companies. Holding degrees in chemistry and marketing from St. Joseph's University in Philadelphia, Mr. Clark has held senior management positions in the areas of medical devices, wound care and drug delivery.

  Directors Whose Terms Continue Until the 2003 Annual Meeting of Shareholders

Kenneth Evenstad          57        Mr. Evenstad joined the Board of Directors
                                    in May 1993 and is a member of the Audit
                                    Committee. Since 1969, Mr. Evenstad has been the Chairman and Chief Executive Officer of
                                    Upsher-Smith Laboratories, Inc., a private pharmaceutical company specializing in branded generic cardiovascular drugs. Mr.
                                    Evenstad holds a degree in pharmacy from the University of Minnesota College of Pharmacy.

Dr. Roger Harrison        53        Dr. Harrison joined us as Chief Executive
                                    Officer and a member of our Board of
                                    Directors in March 2001. Since 1984, Dr.
                                    Harrison held various positions at Eli Lilly and Company. His most recent role there was Director of Alliance Management from May
                                    1999 until March 2001. Other positions at
                                    Eli Lilly and Company included Global
                                    Product Team Leader from March 1997 to May
                                    1999 and Director, Development Projects
                                    Management and Technology Development and
                                    Planning from September 1993 to May 1997. He is the author of twelve publications, has contributed to four books and holds nine patents. Dr. Harrison earned a Ph.D. in organic chemistry and a B.Sc. in chemistry from Leeds University in the United Kingdom and conducted postdoctoral research work at Zurich University in Switzerland.

Professor Ubaldo Conte    59        Professor Conte has been a member of the
                                    Board of Directors since January 2001 and has been Permatec's Scientific Advisor since
                                    July 1997. Professor Conte is currently the head of the post-graduate school in Industrial Pharmacy at the University of Pavia in Italy, where he has held various professorships since 1965. From 1991 to 1997, he was the Dean of

                                    Faculty at the University of Pavia.
                                    Professor Conte is the author of 48 patents and has authored approximately 170 publications in scientific journals. Professor Conte is a member of a number of pharmacy and chemical societies.

     Dr. Jacques Gonella's step-son-in-law, Carlos Samayoa, is our assistant secretary.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers is set forth in
Part 1 of the Form 10-K under separate caption.

Information Concerning the Board of Directors

     The Board of Directors met nine times during 2000. The Board of Directors acted by written action three times during 2000. The Board of Directors has an Audit and a Compensation Committee.

     The Audit Committee, consisting of Mr. Evenstad, Mr. Goldberg and Dr. Shapiro met one time during 2000. The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors, as well as our accounting principles and our systems of internal controls, and reports the results of its review to or holds concurrent meetings with the full Board of Directors.

     The Compensation Committee, consisting of Dr. Shapiro, Dr. Guy and Mr. Groth, met informally during 2000 with compensation actions being considered by the full Board. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees and administers our 1993 Stock Option Plan (the "1993 Plan"). The Board of Directors as a whole administers our 1996 Incentive and Stock Option Plan (the "1996 Plan") and our 1998 Stock Option Plan for Non-Employee Directors (the "Directors Plan").

     During 2000, each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the Committees on which he serves with the exception of Karl Groth who attended 56% of the Board of Directors meetings held during the year due to his commitments with other business interests.

     No member of the Compensation Committee was, during the 2000 fiscal year or previously, an officer or employee of our company, nor did any member have any relationship or transaction with us which is required to be reported under Item 402(k) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

     Specific due dates for such reports have been established by the SEC and we are required to disclose in this Proxy Statement any failure to file reports by such dates. Based solely on a review of the copies of such reports received by us or by written representations from certain reporting persons, we believe that during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were met.

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

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by us to or on behalf of the Chief Executive Officer and the two other most highly compensated executive officers (the "Named Executive Officers") as of the year ended December 31, 2000, for services in all capacities as well as compensation earned by such person for the previous two fiscal years (if the person was an executive officer during any part of such fiscal year):

                           SUMMARY COMPENSATION TABLE


                                                                                                      Long-Term
                                                              Annual Compensation                   Compensation
                                                 --------------------------------------------    ------------------
          Name and                                                            Other Annual              Stock
          Principal                Fiscal         Salary        Bonus         Compensation             Options
          Position                  Year            ($)          ($)             ($)(1)                  (#)
---------------------------       --------       ---------    ---------    ------------------    ------------------
Franklin Pass, M.D.,                2000           228,300       12,000          39,798                 10,000
  Chairman, President               1999           216,300           --          16,545                     --
   and Chief Executive              1998           216,300           --          21,958                 80,000(2)
   Officer

Lawrence Christian,                 2000           114,833       12,000              --                 10,000
   Vice President, Finance &        1999            68,538(3)        --              --                 21,000
   Administration and Chief
   Financial Officer, Secretary

Peter Sadowski, Executive Vice      2000           135,820       12,000              --                 30,000
   President and Chief              1999           118,300           --              --                  3,000
   Technology Officer               1998           115,360           --              --                 19,215(2)

----------------
(1) Represents premiums paid for disability and life insurance policies with coverage limits in excess of those provided under our standard employee insurance policies.
(2) All options granted to named executives in 1998 represent options issued at an exercise price of $7.20 following the cancellation of an equal number of options issued in previous years. See "Report on Repricing of Options".
(3)  Represents salary paid from employment date of March 23, 1999.

Employment Agreements with Executive Officers

     We have written employment agreements with Roger Harrison, Ph.D., Franklin Pass, M.D., Lawrence Christian and Peter Sadowski, Ph.D.

     Employment Agreement with Dr. Harrison. Roger G. Harrison, Ph.D., was appointed to the position of Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include an annual salary of $275,000 and up to 216,000 restricted shares of common stock which will be granted after the achievement of certain time-based and performance-based milestones. In addition, if within twelve months of the commencement of his employment we sell all or substantially all of our assets to an unaffiliated third party, or merge with or into an unaffiliated third party in which we are not the surviving entity, then we shall pay to Dr. Harrison either (i) two percent of the aggregate cash, securities or other consideration received by us from the sale, or (ii) an amount, in cash, equal to two percent of the value of the aggregate cash, securities or other consideration distributed to our shareholders in the merger; provided, however, that we shall have no obligation to make any payment to Dr. Harrison if he is employed as the chief executive or chief operating officer of the acquiring or surviving entity in the transaction.

     Employment Agreement with Dr. Pass. Our employment agreement with Dr. Pass became effective as of January 31, 2001. Our agreement provides (a) employment for three years, unless terminated in accordance with this agreement; (b) a salary of $228,000 per year; (c) bonuses of (i) $25,000 payable at the closing of the Share Transaction and (ii) $25,000 payable at the closing of the Share Transaction if Dr. Pass is successful (as determined by Dr. Jacques Gonella) in negotiating revisions to a certain licensing agreement; and (d) an option to purchase 30,000 shares of our common stock with vesting over a three-year period at 33.5% per year. Dr. Pass shall serve as a member of our Board of Directors until the annual meeting of 2002. In addition to our normal employee benefits, we will pay directly, or reimburse Dr. Pass, for premiums on $2,000,000 additional personal life insurance, on the life of Dr. Pass, limited to a maximum of $25,000 per year. We also agree to provide employee benefits for a seven-year period following Dr. Pass' termination of employment.

     Employment Agreements with Lawrence Christian and Peter Sadowski. Mr. Christian and Dr. Sadowski entered into employment agreements with us as of December 22, 1999, with updated agreements as of May 1, 2000, (each, an "Employment Agreement"). The Employment Agreements provided for 2000 base salaries of $102,000 for Mr. Christian until May 1, 2000, and $124,000 thereafter and $135,820 for Dr. Sadowski. Salaries have subsequently been adjusted to $140,000 for Mr. Christian and $150,000 for Dr. Sadowski. Upon the closing of the Share Transaction, we paid Mr. Christian and Dr. Sadowski a bonus of $17,000. Upon the closing of the Share Transaction, we granted an option to purchase 20,000 shares of Antares common stock to Mr. Christian and 50,000 shares of Antares common stock to Dr. Sadowski. The Employment Agreements also contain provisions regarding participation in benefit plans, repayment of expenses, participation as a director or consultant to other companies (which is permitted provided that such participation does not materially detract from their respective obligations to our company or otherwise violate the terms of their Employment Agreements), protection of confidential information and ownership of intellectual property. In addition, the Employment Agreements contain covenants not to compete and covenants with respect to nonsolicitation and noninterference with our customers, suppliers or employees. Mr. Christian's Employment Agreement is for 365 days continuing each day on a rolling 365-day basis. Dr. Sadowski's Employment Agreement has a term through December 31, 2002.

Original Option Grants During 2000

     The table below sets forth individual grants of stock options made to the Named Executive Officers during the year ended December 31, 2000.

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
                          Options       During       Price/sh.   Expiration    --------------------
      Name               Granted(#)   the Year(%)      ($)        Date         5%($)        10%($)
---------------------------------------------------------------------------------------------------

Franklin Pass, M.D.(2)     10,000        13.1          1.56       01/03/10      9,800        24,900

Lawrence Christian(2)      10,000        13.1          1.56       01/03/10      9,800        24,900

Peter Sadowski(2)          30,000        39.4          1.56       01/03/10     29,400        74,700

-------------
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future Common Stock prices.

(2) Incentive stock option granted pursuant to the Company's 1993 Stock Option Plan on January 03, 2000. These options vest in five equal installments on January 03 of each of 2001, 2002, 2003, 2004 and 2005.

Aggregated Option Exercises in 2000 and Year End Option Values

     The following table provides information concerning stock option exercises and the value of unexercised options at December 31, 2000 for the Named Executive Officers:

                                                           Number of                           Value of
                       Shares                        Securities Underlying                    Unexercised
                      Acquired                            Unexercised                    In-The-Money Options
                        on          Value            Options at Year End(#)                 at Year End($)
                      Exercise     Realized       ----------------------------       ----------------------------
Name                    (#)          ($)          Exercisable    Unexercisable       Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------

Franklin Pass, M.D.      0            0              96,717          34,800            269,018          96,796

Lawrence Christian       0            0              14,000          17,000             38,941          47,286

Peter Sadowski           0            0              13,727          34,680             38,182          96,462

Report on Repricing of Options

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

                                                                                                  Years
                                                Market Price                                    Remaining
                                   Number of        of            Exercise                     in Original
                                  Underlying      Stock at        Price at          New        Option Term
                                    Shares        Time of         Time of         Exercise     on Date of
     Name              Date        Repriced      Repricing       Repricing         Price       Repricing

EXECUTIVE OFFICERS
------------------
Franklin Pass        07/01/93       15,232          1.56            6.55            1.56          3.6
Franklin Pass        03/14/96        2,285          1.56           19.70            1.56          6.0
Franklin Pass        10/22/96        8,000          1.56           25.00            1.56          6.9
Franklin Pass        10/22/96       16,000          1.56           25.00            1.56          6.9
Franklin Pass        02/21/97       80,000          1.56            7.20            1.56          7.1

Lawrence Christian   03/23/99       21,000          1.56            1.75            1.56          9.3

Peter Sadowski       02/28/94        5,848          1.56            7.20            1.56          3.9
Peter Sadowski       03/14/96        1,523          1.56            7.20            1.56          6.2
Peter Sadowski       10/22/96        5,400          1.56            7.20            1.56          6.9
Peter Sadowski       12/17/97        3,000          1.56            7.20            1.56          7.9
Peter Sadowski       05/20/99        3,000          1.56            3.50            1.56          9.4

--------------

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION


Overview

     The Compensation Committee is responsible for establishing compensation policies for all executive officers of the Company, including the three most highly compensated executive officers named in the accompanying tables (the "Named Executive Officers"). The members of the Compensation Committee are Dr. Shapiro, Dr. Guy and Mr. Groth. The Compensation Committee establishes the total compensation for the executive officers in light of these policies. The Compensation Committee is composed entirely of outside Directors.

     The objectives of our executive compensation program are:

          1. to attract and retain superior talent and reward individual performance;

          2.   to support the achievement of our financial and strategic goals;
               and

          3. through stock based compensation, align the executive officers' interests with those of our shareholders.

     The following report addresses our executive compensation policies and discusses factors considered by the Compensation Committee in determining the compensation of our President and Chief Executive Officer and other executive officers for the year ended December 31, 2000.

Compensation Policies for Executive Officers

     The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with our annual and long term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist us in attracting and retaining qualified executives. To that end, the Compensation Committee has established certain parameters of corporate performance that must be met before the discretionary features of its executive compensation plans apply. These discretionary features include stock option grants and performance bonuses based upon an executive officer's base salary. Absent the discretionary features, our executive officers are paid base salaries that are subject to annual cost-of-living increases, along with periodic adjustments to make such salaries competitive with other similar sized companies in the drug delivery industry. Our executive officers are also given the opportunity to participate in certain other broad-based employee benefit plans. As a result of our emphasis on tying executive compensation to corporate performance, in any particular year our executives may be paid more or less than the executives of other companies in the drug delivery industry. Our use of stock option grants as a key component of its executive compensation plans reflects the Compensation Committee's position that stock ownership by management and stock based compensation arrangements are beneficial in aligning management's and shareholders' interests to enhance shareholder value.

Bonuses

     Cash bonuses are used to reward executive officers for achievement of financial and technical milestones, as well as for individual performance. Bonuses of $12,000 were awarded to each of the executive officers in December 2000 in recognition of management of capital resources and furtherance of the share transaction with Permatec.

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

Chief Executive Officer's Compensation

     Compensation for Dr. Franklin Pass during 2000, as reflected in the Summary Compensation Table on page 48 herein, consisted of base compensation and certain employee benefits. The annual salary of the Chief Executive Officer was increased in 2000 by 5.5% pursuant to the terms of his employment agreement. Dr. Pass' base compensation for 2000 was $228,300.

     At this time the Committee has no formal long-range written plan for CEO compensation separate and apart from the employment agreement (see above).



SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:


                  Fred Shapiro   Karl Groth   Geoffrey Guy

Performance Graph

     The graph below provides an indication of cumulative total shareholder returns ("Total Return") for our company as compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Stocks weighted by market value at each measurement point.

     This graph covers the period beginning October 3, 1996, when the Company's Common Stock was first traded on the Nasdaq National Market, through December 31, 2000. The graph assumes $100 was invested in each of the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Stock Index on October 3, 1996 (based upon the closing price of each). Total Return assumes reinvestment of dividends.


                        [PERFORMANCE GRAPH APPEARS HERE]



                    October 3,   December 31,     December 31,      December 31,     December 31,     December 31,
                       1996          1996             1997              1998            1999             2000
                       ----          ----             ----              ----            ----             ----

Antares Pharma       $100.00      $  69.05         $  38.10           $  7.14         $  1.50          $  4.34

Nasdaq Composite
   Index              100.00        104.47           128.20            180.09          334.25           209.57

Biotechnology
 Stocks               100.00         94.86            99.19            143.19          311.70           324.00

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning beneficial ownership of our Common Stock as of March 31, 2001, with respect to (i) all persons known to be the beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

                                                                Shares            Percentage       Outstanding
                                                             Beneficially       of Outstanding       Options &
               Name of Beneficial Owner                        Owned(1)             Shares         Warrants (2)

Permatec Holding AG (3) (4)                                   5,650,000             64.3%                 --
Lombard Odier & Cie (5)                                         639,931              7.2%            127,986
HCI Healthcare Investments Limited (6)                          639,931              7.2%            127,986
Becton Dickinson and Company (7)                                609,292              6.6%            456,969
Dr. Jacques Gonella (8)                                          15,000              *                15,000
Franklin Pass, M. D. (8)                                        151,642              1.7%            161,517
Dr. Roger Harrison (8)                                               --             --                    --
James Clark (8)                                                  15,000              *                15,000
Prof. Ubaldo Conte (8)                                           15,000              *                15,000
Dr. Philippe Dro (8)                                             15,000              *                15,000
Kenneth Evenstad (8)                                             22,999              *                20,943
Dr. Thomas Rinderknecht (8)                                      15,000              *                15,000
Lawrence Christian (8)                                           34,000              *                51,000
Dario Carrara (8)                                                    --             --                60,000
Dr. Peter Sadowski (8)                                           19,727              *                98,407
Carlos Samayoa (8)                                                   --             --                30,000
All directors and executive officers as a group (10 persons)    283,641              3.9%            363,641

------------
* Less than 1%.
(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2001, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, we believe that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.
(2) Shares of Antares Common Stock issuable upon the exercise of outstanding options and warrants.
(3)  Dr. Jacques Gonella owns controlling interest.
(4) The address of Permatec Holding AG is Hardstrasse 18, 4132 Muttenz, Switzerland.
(5) The address of Lombard Odier & Cie is 11 Rue de La Corraterie, 1204 Geneva, Switzerland.
(6) The address of HCI Healthcare Investments Limited is Elisabethenstrasse 23, 4051 Basel, Switzerland.
(7)  The address of Becton Dickinson is 1 Becton Drive, Franklin Lakes, NJ
     07417.
(8) The director's or officer's address is 161 Cheshire Lane, Suite 100, Plymouth, MN 55441.


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

(c)  Exhibits

         3.1 Second Amended and Restated Articles of Incorporation as amended to date

         3.2      Second Amended and Restated Bylaws (a)

         3.3      Certificate of Designations for Series A Convertible Preferred
                  Stock

         3.4      Certificate of Designations for Series B Convertible Preferred
                  Stock

         3.5      Certificate of Designations for Series C Convertible Preferred
                  Stock

         4.1      Form of Certificate for Common Stock (a)

         4.2 Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company (a)

         4.3 Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company (a)

         4.4      Warrant, dated March 24, 1995, issued to Robert Fullerton (a)

         4.5      Warrant, dated March 24, 1995, issued to Michael Trautner (a)

         4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (filed herewith as Exhibit 10.7) (a)

         4.7 Warrant issued to Elan International Services, Ltd. on November 10, 1998

         4.8      Warrant issued to Grayson & Associates, Inc. on September 23,
                  1999

         4.9      Warrant issued to Plexus Ventures, Ltd. on September 12, 2000

         4.10     Form of warrant issued to:
                    Aventic Partners AG on February 5, 2001 for 85,324 shares Basellandschaftliche Kantonalbank on February 5, 2001 for 85,324 shares

                    HCI Healthcare Investments Limited on February 5, 2001 for 127,986 shares Lombard Odier & Cie on March 5, 2001 for 127,986 shares

         10.0 Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (e)

         10.1     Third Amendment to Stock Purchase Agreement, dated January 31,
                  2001

         10.2 Registration Rights Agreement with Permatec Holding AG dated January 31, 2001

         10.3 Registration Rights Agreement with Aventic Partners AG, Basellandschaftliche Kantonalbank and HCI Healthcare Investments Limited dated February 5, 2001, and Lombard Odier & Cie dated March 5, 2001

         10.4 Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto (a)

         10.5 Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999

         10.6 Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999

         10.7 Loan Agreement, dated December 22, 1995, with Ethical Holdings plc, including the related Promissory Note, dated December 22, 1995, issued to Ethical Holdings plc (a)

         10.8 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

         10.9* Employment Agreement, dated January 31, 2001, with Franklin Pass, M.D.

         10.10* Employment Agreement, dated March 12, 2001, with Roger Harrison, Ph.D.

         10.11*   Employment Agreement, dated May 1, 2000, with Lawrence
                  Christian

         10.12*   Employment Agreement, dated May 1, 2000, with Peter Sadowski

         10.13*   1993 Stock Option Plan (a)

         10.14* Form of incentive stock option agreement for use with 1993 Stock Option Plan (a)

         10.15* Form of non-qualified stock option agreement for use with 1993 Stock Option Plan (a)

         10.16*   1996 Stock Option Plan, with form of stock option agreement
                  (a)

         10.17+ Development and License Agreement with Becton Dickinson and Company, effective January 1, 1996 (terminated January 1,
                  1999). See Exhibit 10.24 (a)

         10.18 Office-Warehouse lease with Carlson Real Estate Company, dated February 11, 1997(b)

         10.19*   1998 Stock Option Plan for Non-Employee Directors (d)

         10.20* Letter consulting agreement dated February 20, 1998 with Geoffrey W. Guy (d)

         10.21#   Agreement with Becton Dickinson dated January 1, 1999

         10.22 Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998

         10.23 License & Development Agreement with Elan Corporation, plc, dated November 10, 1998

         23       Consent of KPMG LLP





         * Indicates management contract or compensatory plan or arrangement.
         + Pursuantto Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.20 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
         # Pursuantto Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.24 and 10.26 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
         (a) Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
         (b) Incorporated by reference to our Form 10-K for the year ended December 31, 1996.
         (c) Incorporated by reference to our Form 10-Q for the quarter ended March 31, 1997.
         (d) Incorporated by reference to our Form 10-K for the year ended December 31, 1997.
         (e) Incorporated by reference to our Proxy Statement filed December 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on April 11, 2001.

                                           ANTARES PHARMA, INC.


                                           /s/ Roger G. Harrison, Ph.D.
                                           -------------------------------------
                                           Roger G. Harrison, Ph.D.
                                           Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on April 11, 2001.

             Signature                           Title
             ---------                           -----

/s/ Roger G. Harrison, Ph.D.       Chief Executive Officer and Director
---------------------------------  (principal executive officer)
Roger G. Harrison, Ph.D.


/s/ Lawrence M. Christian          Vice President of Finance,
---------------------------------  Chief Financial Officer and Secretary
Lawrence M. Christian              (principal financial and accounting officer)


/s/ Dr. Jacques Gonella            Director, Chairman of the Board
---------------------------------
Dr. Jacques Gonella


/s/ Franklin Pass, M.D.            Director, Vice Chairman of the Board
---------------------------------
Franklin Pass, M.D.


/s/ Jim Clark                      Director
---------------------------------
Jim Clark


/s/ Prof. Ubaldo Conte             Director
---------------------------------
Prof. Ubaldo Conte


/s/ Dr. Philippe Dro               Director
---------------------------------
Dr. Philippe Dro

/s/ Kenneth Evenstad               Director
---------------------------------
Kenneth Evenstad


/s/ Dr. Thomas Rinderknecht        Director
---------------------------------
Dr. Thomas Rinderknecht