Form 10-Q
period 2001-03-31
MEDI JECT CORP /MN/
filed 2001-05-21
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

Commission File Number 0-20945

                              ANTARES PHARMA, INC.

                       161 Cheshire Lane North, Suite 100

                          Minneapolis, Minnesota 55441

                                 (763) 475-7700

A Minnesota Corporation                           IRS Employer ID No. 41-1350192




                     ---------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 11, 2001, was 8,789,039.

================================================================================

                              ANTARES PHARMA, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION


    ITEM 1.  Financial Statements (Unaudited)

        Consolidated Balance Sheets, as of December 31, 2000 and
        March 31, 2001.........................................................3

        Consolidated Statements of Operations for the three months ended
        March 31, 2000 and 2001................................................4

        Consolidated Statements of Shareholders' Equity (Deficit)
        and Comprehensive Loss for the three months ended
        March 31, 2001 ........................................................5

        Consolidated Statements of Cash Flows for the three months ended
        March 31, 2000 and 2001................................................6

        Notes to Consolidated Financial Statements.............................7


    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................11

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......13


PART II. OTHER INFORMATION 14


        SIGNATURES............................................................15

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       December 31, 2000  March 31, 2001
                                                                       -----------------  --------------
                             ASSETS
Current Assets:
     Cash and cash equivalents .........................................   $    243,222    $  8,380,167
     Accounts receivable, less allowance for doubtful accounts of
         $18,000 in 2001 ...............................................             --         390,372
     Other receivables .................................................        408,534         398,019
     Inventories .......................................................             --         487,947
     Prepaid expenses and other assets .................................         13,165         238,682
                                                                           ------------    ------------
                                                                                664,921       9,895,187

Equipment, furniture and fixtures, net .................................        831,541       1,978,107
Patent rights, net .....................................................        253,434         582,746
Goodwill, net ..........................................................         88,982       6,092,858
Notes receivable and due from Medi-Ject Corporation ....................      5,133,296              --
Other assets ...........................................................          2,374           4,726
                                                                           ------------    ------------

                                                                           $  6,974,548    $ 18,553,624
                                                                           ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable ..................................................   $    369,177    $    855,020
     Accrued expenses and other liabilities ............................        646,254       1,295,961
     Liabilities to related parties ....................................        321,640              --
     Long-term obligations - current maturities ........................        107,815          73,569
     Deferred revenue ..................................................      1,659,612       1,459,614
                                                                           ------------    ------------
                                                                              3,104,498       3,684,164

Subordinated loans from shareholders ...................................     17,664,020              --
Long-term obligations, less current maturities .........................         67,635          58,168
                                                                           ------------    ------------
Total liabilities ......................................................     20,836,153       3,742,332
                                                                           ------------    ------------

Mandatorily Redeemable Convertible Preferred Stock:
      Series A, $0.01 par; authorized 10,000 shares; 1,150 issued and outstanding at March 31, 2001, aggregate liquidation preference
         $1,150,000 ....................................................             --       1,150,000
     Series B, $0.01 par; authorized 250 shares; 250 issued and outstanding at March 31, 2001, aggregate liquidation preference
         $262,500 ......................................................             --         250,000
                                                                           ------------    ------------
                                                                                     --       1,400,000
                                                                           ------------    ------------

Shareholders' Equity (Deficit):
     Common Stock: $0.01 par; authorized 15,000,000 shares:
         10,000 and 8,788,839 issued and outstanding at
         December 31, 2000 and March 31, 2001, respectively ............        689,655          87,888
     Additional paid-in capital ........................................      1,174,680      35,106,068
     Accumulated deficit ...............................................    (17,264,463)    (21,474,259)
     Accumulated other comprehensive income (loss) .....................      1,538,523        (308,405)
                                                                           ------------    ------------
                                                                            (13,861,605)     13,411,292
                                                                           ------------    ------------

                                                                           $  6,974,548    $ 18,553,624
                                                                           ============    ============

See accompanying notes to financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Three Months Ended
                                                                  ------------------------------
                                                                  March 31, 2000  March 31, 2001
                                                                  --------------  --------------
                                                                  (as restated,
                                                                   see note 4)
Revenues:
      Product sales .............................................   $        --    $   471,377
      Licensing and product development .........................        69,301        115,792
                                                                    -----------    -----------
                                                                         69,301        587,169

Cost of product sales ...........................................            --        277,714
                                                                    -----------    -----------
Gross margin ....................................................        69,301        309,455
                                                                    -----------    -----------

Operating expenses:
      Research and development ..................................       227,574        541,709
      In-process research and development (Note 1) ..............            --             --
      Marketing and sales .......................................       171,235        258,666
      General and administrative ................................       774,002      1,141,587
                                                                    -----------    -----------
                                                                      1,172,811      1,941,962
                                                                    -----------    -----------
Net operating loss ..............................................    (1,103,510)    (1,632,507)
                                                                    -----------    -----------
Other income (expense):
      Interest and other income .................................         1,126        129,387
      Interest and other expense ................................       (81,730)       (86,112)
      Foreign exchange losses ...................................       (71,947)       (27,095)
                                                                    -----------    -----------
                                                                       (152,551)        16,180
                                                                    -----------    -----------

Loss before cumulative effect of change in accounting principle .    (1,256,061)    (1,616,327)

Cumulative effect of change in accounting principle .............    (1,059,622)            --
                                                                    -----------    -----------

Net loss ........................................................    (2,315,683)    (1,616,327)

In-the-money conversion feature-preferred stock dividend (Note 5)            --     (5,314,125)
                                                                    -----------    -----------

Net loss applicable to common shares ............................   $(2,315,683)   $(6,930,452)
                                                                    ===========    ===========

Basic and diluted net loss per common share before
        cumulative effect of change in accounting principle .....   $      (.29)   $      (.99)

Cumulative effect of change in accounting principle .............          (.25)            --
                                                                    -----------    -----------

Basic and diluted net loss per common share .....................   $      (.54)   $      (.99)
                                                                    ===========    ===========

Basic and diluted weighted average common shares outstanding ....     4,324,729      7,012,134
                                                                    ===========    ===========

See accompanying notes to financial statements.

                              ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                         Preferred Stock                               Common Stock
                                  ----------------------------    -----------------------------------------------------------
                                            Series C                        Permatec                       Medi-Ject
                                  ----------------------------    ----------------------------     --------------------------
                                      Number                         Number                          Number
                                        of                             of                              of
                                      Shares         Amount          Shares          Amount          Shares         Amount
                                  ------------    ------------    ------------    ------------    ------------   ------------
Balance
December 31, 2000                           --    $         --          10,000    $    689,655              --   $         --

Net liabilities of subsidiaries
assumed by shareholders                     --              --              --              --              --             --

Medi-Ject stock outstanding
at date of share transaction                --              --              --              --       1,430,336         14,303

Exchange of Permatec shares
for Medi-Ject stock                         --              --         (10,000)       (689,655)      2,900,000         29,000

Conversion of shareholder
loans to equity                             --              --              --              --              --             --

Conversion of notes to
preferred Series C                      27,500             275              --              --              --             --

Conversion of preferred
Series C to common                     (27,500)           (275)             --              --       2,750,000         27,500

Exercise of stock options                   --              --              --              --           2,021             20

Stock-based compensation
expense                                     --              --              --              --              --             --

Issuance of common stock in
private placement                           --              --              --              --       1,706,482         17,065

Net loss                                    --              --              --              --              --             --

Translation adjustment                      --              --              --              --              --             --

Comprehensive loss                          --              --              --              --              --             --
                                  ------------    ------------    ------------    ------------    ------------   ------------

Balance March 31, 2001                      --    $         --              --    $         --       8,788,839   $     87,888
                                  ============    ============    ============    ============    ============   ============

[WIDE TABLE CONTINUED]

                                                                   Accumulated
                                   Additional                         Other           Total
                                    Paid-In        Accumulated    Comprehensive    Shareholders'
                                    Capital          Deficit      Income (Loss)  Equity (Deficit)
                                  ------------    ------------    ------------   ----------------
Balance
December 31, 2000                 $  1,174,680    $(17,264,463)   $  1,538,523    $(13,861,605)

Net liabilities of subsidiaries
assumed by shareholders               (644,725)      2,720,931      (1,538,523)        537,683

Medi-Ject stock outstanding
at date of share transaction         5,475,671              --              --       5,489,974

Exchange of Permatec shares
for Medi-Ject stock                    660,655              --              --              --

Conversion of shareholder
loans to equity                     13,173,497              --              --      13,173,497

Conversion of notes to
preferred Series C                          --            (275)             --              --

Conversion of preferred
Series C to common                   5,286,900              --

Exercise of stock options                3,138              --              --           3,158

Stock-based compensation
expense                                  1,926              --              --           1,926

Issuance of common stock in
private placement                    9,974,326              --              --       9,991,391

Net loss                                    --      (1,616,327)             --      (1,616,327)

Translation adjustment                      --              --        (308,405)       (308,405)
                                                                                  ------------

Comprehensive loss                          --              --              --      (1,924,732)
                                  ------------    ------------    ------------    ------------

Balance March 31, 2001            $ 35,106,068    $(21,474,259)   $   (308,405)   $ 13,411,292
                                  ============    ============    ============    ============

See accompanying notes to financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Three Months Ended
                                                                        -------------------------------
                                                                        March 31, 2000   March 31, 2001
                                                                        --------------   --------------
Cash flows from operating activities:
         Net loss .....................................................   $ (2,315,683)   $ (1,616,327)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization ................................        103,931         222,616
         Loss on disposal and abandonment of assets ...................             --             126
         Stock-based compensation .....................................             --           1,926
         Changes in operating assets and liabilities, net of effects of business combination:
               Accounts receivable ....................................             --          35,030
               Other receivables ......................................        109,674           6,586
               Inventories ............................................             --         (75,766)
               Prepaid expenses and other assets ......................        (76,932)        (93,614)
               Accounts payable .......................................       (125,678)       (523,781)
               Accrued expenses and other liabilities .................        (64,380)       (124,350)
               Liabilities to related parties .........................             --           9,302
               Deferred revenue .......................................        990,321        (199,998)
               Restructuring  provisions ..............................        111,316              --
               Other ..................................................          3,554           1,423
                                                                          ------------    ------------
         Net cash used in operating activities ........................     (1,263,877)     (2,356,827)
                                                                          ------------    ------------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures ...............        (72,889)        (61,239)
         Purchases of patent rights ...................................        (11,341)        (82,866)
         Increase in notes receivable and due from Medi-Ject ..........             --        (602,756)
         Proceeds from sales of equipment, furniture and fixtures .....             --          91,699
         Cash acquired in the acquisition of Medi-Ject ................             --         355,578
                                                                          ------------    ------------
Net cash used in investing activities .................................        (84,230)       (299,584)
                                                                          ------------    ------------

Cash flows from financing activities:
         Proceeds from loans from shareholders ........................      1,223,876       1,188,199
         Proceeds from sale of common stock ...........................             --       9,994,549
         Principal payments on capital lease obligations ..............        (25,582)        (99,088)
                                                                          ------------    ------------
Net cash provided by financing activities .............................      1,198,294      11,083,660
                                                                          ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ..........        (32,680)       (290,304)
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................       (182,493)      8,136,945
Cash and cash equivalents:
         Beginning of period ..........................................        674,569         243,222
                                                                          ------------    ------------
         End of period ................................................   $    492,076    $  8,380,167
                                                                          ============    ============

Cash paid during the period for interest ..............................   $     81,730    $     84,204

----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities related to the Share Transaction in Notes 1 and 5.

See accompanying notes to financial statements

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2000 and 2001

1.       BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Form 10-K and Form 8-K/A filings. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares"), entered into a Purchase Agreement with Permatec Holding AG ("Permatec"), Permatec Pharma AG, Permatec Technology AG (each of the foregoing, a company organized under the laws of Switzerland), and Permatec NV (a company organized under the laws of the Netherlands Antilles). Pursuant to the Purchase Agreement, on January 31, 2001, Antares purchased all of the outstanding shares of the three Permatec Subsidiaries (Share Transaction). In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. Upon the issuance, Permatec owned approximately 67% of the outstanding shares of Antares common stock. For accounting purposes, Permatec is deemed to have acquired Antares. The financial statements and related disclosures that were previously reported as Medi-Ject are replaced with the Permatec financial statements and disclosures. The operating financial history of Antares is that of Permatec.

         Permatec had two other subsidiaries that were not part of the Purchase Agreement and are in the process of being dissolved. All assets and liabilities relating to those two subsidiaries remain with Permatec and are not part of the Share Transaction.

         Upon consummation of the transaction, the full principal amount of Permatec's shareholders' loans to the three Permatec subsidiaries subject to the Share Transaction, of $13,173,497 at January 31, 2001, was converted to equity.

         Also on January 31, 2001, promissory notes issued by Medi-Ject to Permatec between January 25, 2000 and January 15, 2001, in the aggregate principal amount of $5,500,000, were converted into Series C Convertible Preferred Stock ("Series C"). Permatec, the holder of the Series C stock, immediately exercised its right to convert the Series C stock, and Antares issued 2,750,000 shares of common stock to Permatec upon such conversion. Also on that date, the name of the corporation was changed to Antares Pharma, Inc.

         The total consideration paid for Medi-Ject was approximately $6,889,974, which represents the fair market value of Medi-Ject and related transaction costs of $480,095.

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2000 and 2001


         For accounting purposes, the fair value of Medi-Ject is based on the 1,424,729 shares of Medi-Ject common stock outstanding on January 25, 2000, at an average closing price three days before and after such date of $2.509 per share plus the estimated fair value of the Series A and B mandatorily redeemable convertible preferred stock ("Series A and B") plus the fair value of outstanding stock options and warrants representing shares of Medi-Ject common stock either vested on January 25, 2000, or that became vested at the close of the Share Transaction plus the capitalized acquisition cost of Permatec.

         The purchase price for Medi-Ject of $6,889,974 was $6,049,546 in excess of its historical net assets. The Company has engaged a third-party appraisal firm to determine the fair value of the Series A and B preferred stock and the allocation of the purchase price to tangible and intangible assets, liabilities and in-process research and development activities. As the appraisal was not completed prior to the filing of this 10-Q, an estimate of the purchase price and its allocation is not yet determinable. Upon completion of the appraisal, the Company will amend its March 31, 2001, financial statements to record the fair value of the Series A and B preferred stock, intangible asset amortization and an expected charge for acquired in-process research and development activities.

2.       INVENTORIES
         Inventories consist of the following:

                                    December 31, 2000      March 31, 2001
                                    -----------------      --------------
         Raw Material                $           -         $     267,535
         Work in-process                         -                98,258
         Finished goods                          -               122,154
                                     -------------         -------------
                                     $           -         $     487,947
                                     =============         =============

3.       INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS
         Upon consummation of the Share Transaction, the Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of Permatec's identifiable assets and revenues are summarized in the following table:

         We have operating assets located on two continents as follows:

                                    December 31, 2000    March 31, 2001
                                    -----------------    --------------
        Basel, Switzerland            $   6,974,548       $  1,876,333
        Minneapolis, Minnesota                   --         16,677,291
                                      -------------       ------------
                                      $   6,974,548       $ 18,553,624
                                      =============       ============

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2000 and 2001


         Revenues by region of origin are summarized as follows:

                                  For the Three Months Ended
                            -----------------------------------------
                            March 31, 2000             March 31, 2001
                            --------------             --------------
         US                   $       --                $    57,768
         Europe                   69,301                    465,935
         Other                        --                     63,466
                              ----------                -----------
                              $   69,301                $   587,169
                              ==========                ===========

4.       ACCOUNTING FOR LICENSE REVENUES
         During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

         During the quarters ended March 31, 2000 and March 31, 2001, the Company recognized $69,301 and $115,792, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

5.       IN-THE-MONEY CONVERSION FEATURE-PREFERRED STOCK DIVIDEND
         During 2000 and 2001, prior to the closing of the Share Transaction on January 31, 2001, Medi-Ject borrowed a total of $5,500,000 in convertible promissory notes from Permatec. At the closing of the Share Transaction, the principal amount of convertible promissory notes converted to 27,500 shares of Series C. At the option of the holder, the Series C was immediately converted into 2,750,000 shares of Antares common stock. As the conversion feature to common stock was contingent upon the closing of the Share Transaction, the measurement of the stated conversion feature as compared to the Company's common stock price of $4.56 at January 31, 2001, resulted in an in-the-money conversion feature of $5,314,125, which is a deemed dividend to the Series C preferred shareholder. This dividend increases the net loss applicable to common shareholders in the Antares' net loss per share calculation.

6.       EMPLOYMENT AGREEMENT WITH ROGER G. HARRISON, PH.D.
         Roger G. Harrison, Ph.D., was appointed to the position of Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include an annual salary of $275,000 and up to 216,000 restricted shares of common stock which will be granted after the achievement of certain time-based and performance-based milestones. In addition, if within twelve months of the

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2000 and 2001


         commencement of his employment the Company sells all or substantially all of the Company's assets to an unaffiliated third party, or merges with or into an unaffiliated third party in which the Company is not the surviving entity, then the Company will pay to Dr. Harrison either
         (i) two percent of the aggregate cash securities or other consideration received by the Company from the sale, or (ii) an amount, in cash, equal to two percent of the value of the aggregate cash, securities or other consideration distributed to the Company's shareholders in the merger; provided, however, that the Company shall have no obligation to make any payment to Dr. Harrison if he is employed as the chief executive or chief operating officer of the acquiring or surviving entity in the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares") entered into a Purchase Agreement with Permatec to purchase three subsidiaries from Permatec. Pursuant to the Purchase Agreement, Antares purchased all of the outstanding shares of each subsidiary. In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. The Share Transaction was consummated on January 31, 2001, and was accounted for as a reverse acquisition since Permatec held approximately 67% of the outstanding common stock of Antares immediately after the Share Transaction. The financial statements and related disclosures that were previously reported as Medi-Ject's are replaced with the Permatec financial statements and disclosures. The operating financial history of Antares will become that of Permatec. Accordingly, operating results of Permatec are included in the March 31, 2000 and 2001 financial statements as well as the results of Antares since January 31, 2001. In the discussion below, the historical Permatec operations are referred to as Antares/Switzerland and the Medi-Ject operations will be referred to as Antares/Minnesota.

The purchase price for Medi-Ject of $6,889,974 was $6,049,546 in excess of the book value of its historical net assets. The Company has engaged a third-party appraisal firm to determine the allocation of the purchase price to tangible and intangible assets, liabilities and in-process research and development activities. As the appraisal was not completed prior to the filing of the Company's March 31, 2001, 10-Q, an estimate of the purchase price allocation has not yet been determined. Upon completion of the appraisal, the Company will amend its March 31, 2001, financial statements to record intangible asset amortization and an expected charge for acquired in-process research and development activities.

Three Months Ended March 31, 2000 and 2001

Total revenues for the three months ended March 31, 2000 and 2001 were $69,301 and $587,169, respectively. The increase in the revenues of $517,868, or 747% is primarily the result of product sales of $445,090, attributable to the Antares/Minnesota injection devices. Antares/Switzerland had no product sales in the first quarter of 2000 and only minimal sales in 2001 due to sales of the estradiol transdermal patch that started in the fall of 2000.

Licensing and product development fee income increased by $46,491 or 67% in the three months ended March 31, 2001 as compared to the prior-year period. All of the licensing and product development revenue is attributable to recognizing previously deferred revenue on licensing and product development contracts that were deferred when the Company adopted the cumulative deferral method of accounting on January 1, 2000. The variation between periods is due to passing certain development milestones that allow the recognition of licensing and development fees previously received.

The cost of product sales of $277,714 is primarily attributable to injection device sales of Antares/Minnesota.

Research and development expenses totaled $227,574 and $541,709 in the three months ended March 31, 2000 and 2001, respectively. The increase of $314,135 or 138% is primarily due to research employee additions at Antares/Switzerland due to increased research activities and the research costs incurred by Antares/Minnesota since January 31, 2001.

Marketing and sales expenses totaled $171,235 and $258,666 in the three months ended March 31, 2000 and 2001, respectively. This increase of $87,431 or 51% is primarily due to a decrease in outside marketing travel and consulting expenses in Antares/Switzerland offset by the addition of Antares/Minnesota marketing and sales expenses since January 31, 2001.

General and administrative expenses totaled $774,002 and $1,141,587 in the three months ended March 31, 2000 and 2001, respectively. The increase of $367,585 or 47% is primarily due to an increase in Antares/Switzerland administrative personnel and patent write-off costs, plus the addition of Antares/Minnesota general and administrative costs since January 31, 2001, of $568,763, offset by a decrease in Antares/Switzerland restructuring costs.

Net other income (expense) changed $168,731 from a net expense of $152,551 in first quarter 2000 to a net income of $16,180 in first quarter 2001. First quarter 2000 was primarily composed of currency losses of Antares/Switzerland and interest expense. The first quarter 2001 other income (expense) is primarily composed of interest earnings on funds received in our private placement of equity offset by currency losses and interest expense.

Cash Flows

Net cash used in operating activities increased by $1,092,950 from $1,263,877 to $2,356,827 due to the net reduction in current liabilities after private placement equity funds were received. Net cash used in investing activities increased $215,354 from $84,230 to $299,584, due primarily to cash loaned to Medi-Ject before consummating the Share Transaction offset by the cash balance in Medi-Ject when the Share Transaction was consummated. Net cash provided by financing activities increased $9,885,366 from $1,198,294 to $11,083,660 due primarily to the private placement of common stock equity during the period. Total net cash increased $8,319,438 between periods from a net decrease of $182,493 to a net increase of $8,136,945.

Liquidity

As reflected in the accompanying financial statements, Antares incurred a net operating loss of $1,632,507 for the quarter ended March 31, 2001. In addition, Antares has incurred net losses and has had negative cash flows from operating activities since inception. As further described above, Medi-Ject Corporation acquired three subsidiaries of Permatec in a transaction accounted for as a reverse acquisition on January 31, 2001. Upon consummation of this transaction, subordinated loans of $13,173,497 were converted to equity and the net liabilities of two subsidiaries, which aggregate $537,683, not purchased by Medi-Ject, were assumed by Dr. Jacques Gonella. Through March 5, 2001, the Company has raised $10 million through private placements of common stock. Management believes the conversion of subordinated debt to equity and the raising of private placement funds to provide current working capital, as well as projected product development and license revenues will provide the Company with sufficient liquidity well into 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

Market risk, since December 31, 2000, has been reduced due to the conversion of subordinated loans from shareholders of $13,173,497 and notes receivable from Medi-Ject of $5,500,000 into equity plus the infusion of cash from the private placement of common stock of $10,000,000.

Currency Exposure

The Company is subject to foreign currency exposure, primarily with the Swiss Franc and the Euro. At March 31, 2001, the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its Antares/Switzerland financial information into U.S. dollars.

PART II - OTHER INFORMATION

(b)   Reports on Form 8-K

      Form 8-K was filed on February 15, 2001 and Form 8-K/A was filed on April 16, 2001, which describe the closing of the Share Transaction and file the required pro forma financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                               ANTARES PHARMA, INC.

May 21, 2001                   /s/ Roger G. Harrison, Ph.D.
                               -------------------------------------------------
                               Roger G. Harrison, Ph.D.
                               Chief Executive Officer

May 21, 2001                   /s/ Lawrence M. Christian
                               -------------------------------------------------
                               Lawrence M. Christian
                               Vice President - Finance, Chief Financial Officer
                               and Secretary