Form 10-Q/A
period 2001-03-31
ANTARES PHARMA INC /MN/
filed 2001-08-17
CIK 1016169

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

                  Consolidated Balance Sheets, as of December 31, 2000
                  and March 31, 2001........................................3

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2000 and 2001......................4

                  Consolidated Statements of Shareholders' Equity
                  (Deficit) and Comprehensive Loss for the three months
                  ended March 31, 2001......................................5

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2000 and 2001......................6

                  Notes to Consolidated Financial Statements................7


         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................12

         ITEM 3.  Quantitative and Qualitative Disclosures About
                  Market Risk..............................................14

PART II.          OTHER INFORMATION .......................................15

                  SIGNATURES...............................................16

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     December 31, 2000       March 31, 2001
                                                                                     -----------------       --------------
                                                                                                        (as restated, see note 2)
                ASSETS
Current Assets:
     Cash and cash equivalents.........................................               $     243,222         $    8,380,167
     Accounts receivable, less allowance for doubtful accounts of
         $18,000 in 2001...............................................                          --                390,372
     Other receivables ................................................                     408,534                398,019
     Inventories.......................................................                          --                487,947
     Prepaid expenses and other assets.................................                      13,165                238,682
                                                                                      -------------         --------------
                                                                                            664,921              9,895,187

Equipment, furniture and fixtures, net.................................                     831,541              2,445,839
Patent rights, net.....................................................                     253,434              1,724,398
Goodwill, net .........................................................                      88,982              1,298,838
Other intangible assets, net...........................................                          --              2,147,016
Notes receivable and due from Medi-Ject Corporation ...................                   5,133,296                     --
Other assets ..........................................................                       2,374                  4,726
                                                                                      -------------         --------------
                                                                                      $   6,974,548         $   17,516,004
                                                                                      =============         ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable..................................................               $     369,177         $      855,020
     Accrued expenses and other liabilities............................                     646,254              1,295,961
     Liabilities to related parties....................................                     321,640                    --
     Long-term obligations - current maturities........................                     107,815                 73,569
     Deferred revenue..................................................                   1,659,612              1,459,614
                                                                                      -------------         --------------
                                                                                          3,104,498              3,684,164

Subordinated loans from shareholders ..................................                  17,664,020                     --
Long-term obligations, less current maturities.........................                      67,635                 58,168
                                                                                      -------------         --------------
Total liabilities......................................................                  20,836,153              3,742,332
                                                                                      -------------         --------------

Mandatorily Redeemable Convertible Preferred Stock:
      Series A, $0.01 par; authorized 10,000 shares; 1,150 issued and outstanding at March 31, 2001, aggregate liquidation preference
         $1,150,000....................................................                          --              1,150,000
     Series B, $0.01 par; authorized 250 shares; 250 issued and outstanding at March 31, 2001, aggregate liquidation preference
         $262,500......................................................                          --                250,000
                                                                                      -------------         --------------
                                                                                                 --              1,400,000
Shareholders' Equity (Deficit):
     Common Stock: $0.01 par; authorized 15,000,000 shares:
         10,000 and 8,788,839 issued and outstanding at
         December 31, 2000 and March 31, 2001, respectively ...........                     689,655                 87,888
     Additional paid-in capital .......................................                   1,174,680             35,106,068
     Accumulated deficit...............................................                 (17,264,463)           (22,511,879)
     Accumulated other comprehensive income (loss) ....................                   1,538,523               (308,405)
                                                                                      -------------         --------------
                                                                                        (13,861,605)            12,373,672
                                                                                      -------------         --------------
                                                                                      $   6,974,548         $   17,516,004
                                                                                      =============         ==============

See accompanying notes to financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              For the Three Months Ended
                                                                                           ------------------------------------
                                                                                           March 31, 2000        March 31, 2001
                                                                                           --------------        --------------
                                                                                           (as restated,          (as restated,
                                                                                            see note 5)            see note 2)
Revenues:
      Product sales...............................................................      $          --           $      471,377
      Licensing and product development...........................................             69,301                  115,792
                                                                                        -------------           --------------
                                                                                               69,301                  587,169

Cost of product sales ............................................................                 --                  293,872
                                                                                        -------------           --------------
Gross margin .....................................................................             69,301                  293,297
                                                                                        -------------           --------------

Operating expenses:
      Research and development....................................................            227,574                  570,951
      In-process research and development (Note 2)................................                 --                  948,000
      Marketing and sales ........................................................            171,235                  260,298
      General and administrative..................................................            774,002                1,184,175
                                                                                        -------------           --------------
                                                                                            1,172,811                2,963,424
                                                                                        -------------           --------------
Net operating loss................................................................         (1,103,510)              (2,670,127)
                                                                                        -------------           --------------
Other income (expense):
      Interest and other income...................................................              1,126                  129,387
      Interest and other expense..................................................            (81,730)                 (86,112)
      Foreign exchange losses ....................................................            (71,947)                 (27,095)
                                                                                        -------------           --------------
                                                                                             (152,551)                  16,180
                                                                                        -------------           --------------

Loss before cumulative effect of change in accounting principle...................         (1,256,061)              (2,653,947)

Cumulative effect of change in accounting principle...............................         (1,059,622)                      --
                                                                                        -------------           --------------

Net loss..........................................................................         (2,315,683)              (2,653,947)

In-the-money conversion feature-preferred stock dividend (Note 6).................                 --               (5,314,125)
                                                                                        -------------           --------------

Net loss applicable to common shares..............................................      $  (2,315,683)          $   (7,968,072)
                                                                                        =============           ==============

Basic and diluted net loss per common share before
        cumulative effect of change in accounting principle.......................      $        (.29)          $        (1.14)

Cumulative effect of change in accounting principle...............................               (.25)                      --
                                                                                        -------------           --------------

Basic and diluted net loss per common share.......................................      $        (.54)          $        (1.14)
                                                                                        =============           ==============

Basic and diluted weighted average common shares outstanding......................          4,324,729                7,012,134
                                                                                        =============           ==============

See accompanying notes to financial statements.

                              ANTARES PHARMA, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                    EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                               Preferred Stock                  Common Stock
                              -----------------    ----------------------------------------
                                  Series C              Permatec            Medi-Ject
                              -----------------    ------------------  --------------------
                              Number                Number               Number
                                of                    of                   of
                              Shares     Amount     Shares   Amount      Shares      Amount
                              ------    -------    -------  ---------  ---------    -------
Balance
December 31, 2000                 --    $    --     10,000  $ 689,655         --    $    --

Net liabilities of
subsidiaries assumed by
shareholders                      --         --         --         --         --         --

Medi-Ject stock
outstanding at date of
share transaction                 --         --         --         --  1,430,336     14,303

Exchange of Permatec
shares for Medi-Ject stock        --         --    (10,000)  (689,655) 2,900,000     29,000

Conversion of shareholder
loans to equity                   --         --         --         --         --         --

Conversion of notes to
preferred Series C            27,500        275         --         --         --         --

Conversion of preferred
Series C to common stock     (27,500)      (275)        --         --  2,750,000     27,500

Exercise of stock options         --         --         --         --      2,021         20

Stock-based compensation
expense                           --         --         --         --         --         --

Issuance of common stock
in private placement              --         --         --         --  1,706,482     17,065

Net loss (as restated,
see note 2)                       --         --         --         --         --         --

Translation adjustment            --         --         --         --         --         --

Comprehensive loss                --         --         --         --         --         --
                             -------    -------     ------  ---------  ---------  ---------
Balance March 31, 2001            --    $    --         --  $      --  8,788,839  $  87,888
                             =======    =======     ======  =========  =========  =========

[Table continues below]

                                                            Accumulated
                              Additional                       Other          Total
                               Paid-In       Accumulated   Comprehensive   Shareholders'
                               Capital         Deficit     Income (Loss)  Equity (Deficit)
                             -----------    ------------   -------------  ----------------
Balance
December 31, 2000            $ 1,174,680    $(17,264,463)   $ 1,538,523    $(13,861,605)

Net liabilities of
subsidiaries assumed by
shareholders                    (644,725)      2,720,931     (1,538,523)        537,683

Medi-Ject stock
outstanding at date of
share transaction              5,475,671              --             --       5,489,974

Exchange of Permatec
shares for Medi-Ject stock       660,655              --             --              --

Conversion of shareholder
loans to equity               13,173,497              --             --      13,173,497

Conversion of notes to
preferred Series C                    --            (275)            --              --

Conversion of preferred
Series C to common stock       5,286,900      (5,314,125)            --              --

Exercise of stock options          3,138              --             --           3,138

Stock-based compensation
expense                            1,926              --             --           1,926

Issuance of common stock
in private placement           9,974,326              --             --       9,991,391

Net loss (as restated,
see note 2)                           --      (2,653,947)            --      (2,653,947)

Translation adjustment                --              --       (308,405)       (308,405)
                                                                           ------------
Comprehensive loss                    --              --             --      (2,962,362)
                             -----------    ------------    -----------    ------------
Balance March 31, 2001       $35,106,068    $(22,511,879)   $  (308,405)   $ 12,373,672
                             ===========    ============    ===========    ============

See accompanying notes to financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                 -----------------------------------------
                                                                                 March 31, 2000             March 31, 2001
                                                                                 --------------             --------------
                                                                                                       (as restated, see note 2)
Cash flows from operating activities:
         Net loss......................................................         $  (2,315,683)            $  (2,653,947)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization.................................               103,931                   312,236
         Loss on disposal and abandonment of assets....................                    --                       126
         In-process research and development...........................                    --                   948,000
         Stock-based compensation......................................                    --                     1,926
         Changes in operating assets and liabilities, net of
           effects of business combination:
               Accounts receivable.....................................                    --                    35,030
               Other receivables.......................................               109,674                     6,586
               Inventories.............................................                    --                   (75,766)
               Prepaid expenses and other assets.......................               (76,932)                  (93,614)
               Accounts payable........................................              (125,678)                 (523,781)
               Accrued expenses and other liabilities..................               (64,380)                 (124,350)
               Liabilities to related parties..........................                    --                     9,302
               Deferred revenue........................................               990,321                  (199,998)
               Restructuring  provisions...............................               111,316                        --
               Other...................................................                 3,554                     1,423
                                                                                -------------             -------------
         Net cash used in operating activities.........................            (1,263,877)               (2,356,827)
                                                                                -------------             -------------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures................               (72,889)                  (61,239)
         Purchases of patent rights....................................               (11,341)                  (82,866)
         Increase in notes receivable and due from Medi-Ject...........                    --                  (602,756)
         Proceeds from sales of equipment, furniture and fixtures......                    --                    91,699
         Acquisition of Medi-Ject, including cash acquired.............                    --                   355,578
                                                                                -------------             -------------
Net cash used in investing activities..................................               (84,230)                 (299,584)
                                                                                -------------             -------------

Cash flows from financing activities:
         Proceeds from loans from shareholders.........................             1,223,876                 1,188,199
         Proceeds from sale of common stock............................                    --                 9,994,549
         Principal payments on capital lease obligations...............               (25,582)                  (99,088)
                                                                                -------------             -------------
Net cash provided by financing activities..............................             1,198,294                11,083,660
                                                                                -------------             -------------

Effect of exchange rate changes on cash and cash equivalents...........               (32,680)                 (290,304)
                                                                                -------------             -------------

Net increase (decrease) in cash and cash equivalents...................              (182,493)                8,136,945
Cash and cash equivalents:
         Beginning of period...........................................               674,569                   243,222
                                                                                -------------             -------------
         End of period.................................................         $     492,076             $   8,380,167
                                                                                =============             =============

Cash paid during the period for interest ..............................         $      81,730             $      84,204

----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities related to the Share Transaction in Notes 1, 2 and 6.

See accompanying notes to financial statements.

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

         In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares"), entered into a Purchase Agreement with Permatec Holding AG ("Permatec"), Permatec Pharma AG, Permatec Technology AG (each of the foregoing, a company organized under the laws of Switzerland), and Permatec NV (a company organized under the laws of the Netherlands Antilles). Pursuant to the Purchase Agreement, on January 31, 2001, Antares purchased all of the outstanding shares of the three Permatec Subsidiaries (Share Transaction). In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. Upon the issuance, Permatec owned approximately 67% of the outstanding shares of Antares common stock. For accounting purposes, Permatec is deemed to have acquired Antares. The acquisition has been accounted for by the purchase method of accounting. The financial statements and related disclosures that were previously reported as Medi-Ject are replaced with the Permatec financial statements and disclosures. The operating financial history of Antares is that of Permatec.

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

2.       RESTATEMENT OF FINANCIAL STATEMENTS
         The Company has restated its financial statements as of and for the three-month period ended March 31, 2001, to reflect the allocation of the Medi-Ject purchase price based on a recently completed appraisal by an independent third-party appraisal firm. The purchase price allocation was as follows:

                  Cash acquired                                 $   394,535
                  Accounts receivable                               425,402
                  Inventory                                         412,181
                  Other current assets                               62,560
                  Equipment, furniture and fixtures               1,784,813
                  Patents                                         1,470,000
                  Other intangible assets                         2,194,000
                  Goodwill                                        1,276,806
                  Other assets                                        3,775
                  Accounts payable                               (1,085,373)
                  Other accruals                                   (941,350)
                  Debt                                              (55,375)
                  In-process research and development               948,000
                                                                -----------
                  Purchase price                                $ 6,889,974
                                                                ===========

         Patents are being amortized over periods ranging from six to ten years. Other intangible assets include values assigned to workforce, ISO certification and clinical studies and are being amortized over estimated useful lives which range from five to ten years. Goodwill is being amortized over a period of ten years.

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2000 and 2001


                                                                                   As
                                                                               Previously             As
                                                                                Reported           Restated
                                                                            ----------------    --------------
                  As of March 31, 2001:
                  Equipment, furniture and fixtures, net                    $    1,978,107      $    2,445,839
                  Patent rights, net                                               582,746           1,724,398
                  Goodwill, net                                                  6,092,858           1,298,838
                  Other intangible assets, net                                          --           2,147,016
                  Accumulated deficit                                          (21,474,259)        (22,511,879)

                  For the three-months ended March 31, 2001:
                  Cost of product sales                                            277,714             293,872
                  Gross margin                                                     309,455             293,297
                  Research and development                                         541,709             570,951
                  In-process research and development                                   --             948,000
                  Marketing and sales                                              258,666             260,298
                  General and administrative                                     1,141,587           1,184,175
                  Net operating loss                                            (1,632,507)         (2,670,127)
                  Loss before cumulative effect of change
                      in accounting principle                                   (1,616,327)         (2,653,947)
                  Net loss                                                      (1,616,327)         (2,653,947)
                  Net loss applicable to common shares                          (6,930,452)         (7,968,072)
                  Basic and diluted net loss per common share
                      before cumulative effect of change in
                      accounting principle                                            (.99)              (1.14)
                  Basic and diluted net loss per common share                         (.99)              (1.14)

         In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations. The fair value of in-process research and development was determined by an independent valuation using discounted forecasted cash flows directly related to the products expected to result from the research and development projects. The discount rates used in the valuation take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The weighted-average discount rate used in calculating the present value of the in-process technology was 65%. Projects included in the valuation were approximately 10% to 40% complete and related to ongoing injection research, mini-needle technology, pre-filled syringes and single-shot disposable injection devices. The nature of the efforts to develop the acquired in-process

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             March 31, 2000 and 2001


         research and development into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality, technical and performance requirements and specifications.

3.       INVENTORIES
         Inventories consist of the following:

                                  December 31, 2000     March 31, 2001
                                  -----------------     --------------

         Raw Material                 $      --             $267,535
         Work in-process                     --               98,258
         Finished goods                      --              122,154
                                      ---------             --------
                                      $      --             $487,947
                                      =========             ========

4.       INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS
         Upon consummation of the Share Transaction, the Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of Permatec's identifiable assets and revenues are summarized in the following table:

         We have operating assets located on two continents as follows:

                                  December 31, 2000     March 31, 2001
                                  -----------------     --------------
        Basel, Switzerland           $6,974,548          $ 1,876,333
        Minneapolis, Minnesota               --           15,639,671
                                     ----------          -----------
                                     $6,974,548          $17,516,004
                                     ==========          ===========

         Revenues by region of origin are summarized as follows:

                                   For the Three Months Ended
                               ------------------------------------
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
                                 ==========           ===========

5.       ACCOUNTING FOR LICENSE REVENUES
         During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

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

6.       IN-THE-MONEY CONVERSION FEATURE-PREFERRED STOCK DIVIDEND
         During 2000 and 2001, prior to the closing of the Share Transaction on January 31, 2001, Medi-Ject borrowed a total of $5,500,000 in convertible promissory notes from Permatec. At the closing of the Share Transaction, the principal amount of convertible promissory notes converted to 27,500 shares of Series C. At the option of the holder, the Series C was immediately converted into 2,750,000 shares of Antares common stock. As the conversion feature to common stock was contingent upon the closing of the Share Transaction, the measurement of the stated conversion feature as compared to the Company's common stock price of $4.56 at January 31, 2001, resulted in an in-the-money conversion feature of $5,314,125, which is a deemed dividend to the Series C preferred shareholder. This dividend increases the net loss applicable to common shareholders in the Antares' net loss per share calculation.

7.       EMPLOYMENT AGREEMENT WITH ROGER G. HARRISON, PH.D.
         Roger G. Harrison, Ph.D., was appointed to the position of Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include an annual salary of $275,000 and up to 216,000 restricted shares of common stock which will be granted after the achievement of certain time-based and performance-based milestones. In addition, if within twelve months of the commencement of his employment the Company sells all or substantially all of the Company's assets to an unaffiliated third party, or merges with or into an unaffiliated third party in which the Company is not the surviving entity, then the Company will pay to Dr. Harrison either (i) two percent of the aggregate cash securities or other consideration received by the Company from the sale, or (ii) an amount, in cash, equal to two percent of the value of the aggregate cash, securities or other consideration distributed to the Company's shareholders in the merger; provided, however, that the Company shall have no obligation to make any payment to Dr. Harrison if he is employed as the chief executive or chief operating officer of the acquiring or surviving entity in the transaction.

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

The cost of product sales of $293,872 is primarily attributable to injection device sales of Antares/Minnesota.

Research and development expenses, excluding the write-off of acquired in-process research and development in 2001, totaled $227,574 and $570,951 in the three months ended March 31, 2000 and 2001, respectively. The increase of $343,377 or 151% is primarily due to research employee additions at Antares/Switzerland due to increased research activities and the research costs incurred by Antares/Minnesota since January 31, 2001.

In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations. The fair value of in-process research and development was determined by an independent valuation using discounted forecasted cash flows directly related to the products expected to result from the research and development projects. The discount rates used in the valuation take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The weighted-average discount rate used in calculating the present value of the in-process technology was 65%. Projects included in the valuation were approximately 10% to 40% complete and related to ongoing injection research, mini-needle technology, pre-filled syringes and single-shot disposable injection devices. The nature of the efforts to develop the acquired in-process research and development into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality, technical and performance requirements and specifications. The Company expects that the products incorporating the acquired technology will generally be completed and begin to generate cash flows over the 24 to 48 month period after the acquisition. However, development of these technologies remains a significant risk due to the remaining effort to achieve technical viability, evolving customer markets, uncertain standards and performance specifications for new products, and significant competitive threats from numerous companies.

Marketing and sales expenses totaled $171,235 and $260,298 in the three months ended March 31, 2000 and 2001, respectively. This increase of $89,063 or 52% is primarily due to a decrease in outside marketing travel and consulting expenses in Antares/Switzerland offset by the addition of Antares/Minnesota marketing and sales expenses since January 31, 2001.

General and administrative expenses totaled $774,002 and $1,184,175 in the three months ended March 31, 2000 and 2001, respectively. The increase of $410,173 or 53% is primarily due to an increase in Antares/Switzerland administrative personnel and patent write-off costs, plus the addition of Antares/Minnesota general and administrative costs since January 31, 2001, of $611,351, offset by a decrease in Antares/Switzerland restructuring costs.

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


Liquidity

As reflected in the accompanying financial statements, Antares incurred a net operating loss of $2,653,947 for the quarter ended March 31, 2001. In addition, Antares has incurred net losses and has had negative cash flows from operating activities since inception. As further described above, Medi-Ject Corporation acquired three subsidiaries of Permatec in a transaction accounted for as a reverse acquisition on January 31, 2001. Upon consummation of this transaction, subordinated loans of $13,173,497 were converted to equity and the net liabilities of two subsidiaries, which aggregate $537,683, not purchased by Medi-Ject, were assumed by Dr. Jacques Gonella. Through March 5, 2001, the Company has raised $10 million through private placements of common stock. Management believes the conversion of subordinated debt to equity and the raising of private placement funds to provide current working capital, as well as projected product development and license revenues will provide the Company with sufficient liquidity well into 2002.


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


                                        ANTARES PHARMA, INC.


August 17, 2001                         /s/ Roger G. Harrison, Ph.D.
                                        -------------------------------------
                                        Roger G. Harrison, Ph.D.
                                        Chief Executive Officer


August 17, 2001                         /s/ Lawrence M. Christian
                                        -------------------------------------
                                        Lawrence M. Christian
                                        Vice President - Finance, Chief
                                        Financial Officer and Secretary