Form 10-Q
period 2001-06-30
ANTARES PHARMA INC /MN/
filed 2001-08-17
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001


Commission File Number 0-20945


                              ANTARES PHARMA, INC.


              A Minnesota Corporation                   41-1350192
        161 Cheshire Lane North, Suite 100        IRS Employer ID No.
              Minneapolis, Minnesota                       55441

                                 (763) 475-7700



                 -----------------------------------------------



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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 13, 2001, was 8,955,182.

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

                  Consolidated Balance Sheets, as of December 31,
                  2000 and June 30, 2001...................................3

                  Consolidated Statements of Operations for the
                  three months and six months ended June 30, 2000
                  and 2001.................................................4

                  Consolidated Statements of Shareholders' Equity
                  (Deficit) and Comprehensive Loss for the six months
                  ended June 30, 2001......................................5

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2000 and 2001......................6

                  Notes to Consolidated Financial Statements...............7

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................14

         ITEM 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................18

PART II.          OTHER INFORMATION ......................................20

                  SIGNATURES..............................................21

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    December 31, 2000        June 30, 2001
                                                                                    -----------------        -------------
                ASSETS
Current Assets:
     Cash and cash equivalents.........................................               $     243,222         $    5,918,895
     Accounts receivable, less allowance for doubtful accounts of
         $18,000 in 2001...............................................                        --                  790,428
     Other receivables ................................................                     408,534                277,771
     Inventories.......................................................                        --                  523,117
     Prepaid expenses and other assets.................................                      13,165                187,273
                                                                                      -------------         --------------
                                                                                            664,921              7,697,484

Equipment, furniture and fixtures, net.................................                     831,541              2,480,864
Patent rights, net.....................................................                     253,434              1,729,871
Goodwill, net .........................................................                      88,982              1,223,607
Other intangible assets, net...........................................                        --                2,076,540
Notes receivable and due from Medi-Ject Corporation ...................                   5,133,296                   --
Other assets ..........................................................                       2,374                 10,694
                                                                                      -------------         --------------

                                                                                      $   6,974,548         $   15,219,060
                                                                                      =============         ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable..................................................               $     369,177         $      639,175
     Accrued expenses and other liabilities............................                     646,254                851,491
     Liabilities to related parties....................................                     321,640                    --
     Long-term obligations - current maturities........................                     107,815                 71,666
     Deferred revenue..................................................                   1,659,612              1,485,299
                                                                                      -------------         --------------
                                                                                          3,104,498              3,047,631

Subordinated loans from shareholders ..................................                  17,664,020                   --
Long-term obligations, less current maturities.........................                      67,635                 70,975
                                                                                      -------------         --------------
Total liabilities......................................................                  20,836,153              3,118,606
                                                                                      -------------         --------------

Mandatorily Redeemable Convertible Preferred Stock:
      Series A, $0.01 par; authorized 10,000 shares; 1,200 issued and outstanding at June 30, 2001, aggregate liquidation preference
          $1,200,000...................................................                        --                1,200,000
                                                                                      -------------         --------------

Shareholders' Equity (Deficit):
     Common Stock: $0.01 par; authorized 15,000,000 shares:
         10,000 and 8,953,682 issued and outstanding at
         December 31, 2000 and June 30, 2001, respectively ............                     689,655                 89,507
     Additional paid-in capital .......................................                   1,174,680             35,533,616
     Accumulated deficit...............................................                 (17,264,463)           (24,240,602)
     Deferred compensation.............................................                          --               (141,312)
     Accumulated other comprehensive income (loss) ....................                   1,538,523               (340,755)
                                                                                      -------------         --------------
                                                                                        (13,861,605)            10,900,454
                                                                                      -------------         --------------

                                                                                      $   6,974,548         $   15,219,060
                                                                                      =============         ==============

See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three Months Ended             For the Six Months Ended
                                                --------------------------------      --------------------------------
                                                June 30, 2000      June 30, 2001      June 30, 2000      June 30, 2001
                                                -------------      -------------      -------------      -------------
                                                (as restated,                         (as restated,
                                                 see note 4)                           see note 4)
Revenues:
   Product sales........................         $         --       $    813,354      $         --       $  1,284,731
   Licensing and product development....              186,843            292,799           256,144            408,591
                                                 ------------       ------------      ------------       ------------
                                                      186,843          1,106,153           256,144          1,693,322

Cost of product sales...................                   --            426,054                --            719,926
                                                 ------------       ------------      ------------       ------------
Gross margin............................              186,843            680,099           256,144            973,396
                                                 ------------       ------------      ------------       ------------

Operating Expenses:
   Research and development.............              182,654            823,828           410,228          1,394,779
   In-process research and
     development (Note 1)...............                   --                 --                --            948,000
   Marketing and sales..................              401,651            383,709           572,886            644,007
   General and administrative...........              517,411          1,200,865         1,291,413          2,385,040
                                                 ------------       ------------      ------------       ------------
                                                    1,101,716          2,408,402         2,274,527          5,371,826
                                                 ------------       ------------      ------------       ------------

Net operating loss......................             (914,873)        (1,728,303)       (2,018,383)        (4,398,430)
                                                 ------------       ------------      ------------       ------------
Other income (expense):
   Interest income......................                8,070             70,223             9,196            158,184
   Interest expense.....................              (86,647)            (6,747)         (168,377)           (90,951)
   Foreign exchange gains (losses)......              (48,380)            19,486          (120,327)            (7,609)
   Other, net...........................                   --            (33,382)               --              6,136
                                                 ------------       ------------      ------------       ------------
                                                     (126,957)            49,580          (279,508)            65,760
                                                 ------------       ------------      ------------       ------------
Loss before cumulative effect of change
  in accounting principle...............           (1,041,830)        (1,678,723)       (2,297,891)        (4,332,670)

Cumulative effect of change in accounting
  principle.............................                   --                 --        (1,059,622)                --

Net loss................................           (1,041,830)        (1,678,723)       (3,357,513)        (4,332,670)

In-the-money conversion feature-preferred
  stock dividend (Note 5)...............                   --                 --                --         (5,314,125)
  Preferred stock dividends.............                   --            (50,000)               --            (50,000)
                                                 ------------       ------------      ------------       ------------

Net loss applicable to common shares....         $ (1,041,830)      $ (1,728,723)     $ (3,357,513)      $ (9,696,795)
                                                 ============       ============      ============       ============

Basic and diluted net loss per common
  share before cumulative effect of change
  in accounting principle...............         $     (0.24)       $     (0.20)      $     (0.53)       $     (1.22)

Cumulative effect of change in accounting
  principle.............................                   --                 --            (0.25)                 --
                                                 ------------       ------------      ------------       ------------

Basic and diluted net loss per common share      $     (0.24)       $     (0.20)      $     (0.78)       $     (1.22)
                                                 ===========        ===========       ===========        ===========

Basic and diluted weighted average
  common shares outstanding.............           4,324,832          8,840,448         4,324,781          7,931,333
                                                 ===========        ===========       ===========        ===========

See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                    EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                               Preferred Stock                  Common Stock
                              -----------------    ----------------------------------------
                                  Series C              Permatec            Medi-Ject
                              -----------------    ------------------  --------------------
                              Number                Number               Number
                                of                    of                   of
                              Shares     Amount     Shares   Amount      Shares      Amount
                              ------    -------    -------  ---------  ---------    -------
Balance
December 31, 2000                 --    $    --     10,000  $ 689,655         --    $    --

Net liabilities of
subsidiaries assumed by
shareholders                      --         --         --         --         --         --

Medi-Ject stock
outstanding at date of
share transaction                 --         --         --         --  1,430,336     14,303

Exchange of Permatec
shares for Medi-Ject stock        --         --    (10,000)  (689,655) 2,900,000     29,000

Conversion of shareholder
loans to equity                   --         --         --         --                    --

Conversion of notes to
preferred Series C            27,500        275         --         --                    --

Conversion of preferred
Series C to common stock     (27,500)      (275)        --         --  2,750,000     27,500

Exercise of stock options         --         --         --         --     18,864        159

Stock-based compensation
expense                           --         --         --         --         --        480

Issuance of common stock
in private placement              --         --         --         --  1,706,482     17,065

Conversion of preferred
Series B to common stock          --         --         --         --    100,000      1,000

Dividends payable on
mandatorily redeemable
preferred stock                   --         --         --         --                    --

Net loss                          --         --         --         --                    --

Translation adjustment            --         --         --                               --

Comprehensive loss                --         --         --         --                    --
                             -------    -------     ------  ---------  ---------  ---------
Balance June 30, 2001             --    $    --         --  $      --  8,953,682  $  89,507
                             =======    =======     ======  =========  =========  =========

[Table continues below]

                                                                        Accumulated
                              Additional                                   Other          Total
                               Paid-In       Accumulated    Deferred   Comprehensive   Shareholders'
                               Capital         Deficit    Compensation Income (Loss)  Equity (Deficit)
                             -----------    ------------  ------------ -------------  ----------------
Balance
December 31, 2000            $ 1,174,680    $(17,264,463) $      --     $ 1,538,523    $(13,861,605)

Net liabilities of
subsidiaries assumed by
shareholders                    (644,725)      2,720,931         --      (1,538,523)        537,683

Medi-Ject stock
outstanding at date of
share transaction              5,475,671              --         --              --       5,489,974

Exchange of Permatec
shares for Medi-Ject stock       660,655              --         --              --              --

Conversion of shareholder
loans to equity               13,173,497              --         --              --      13,173,497

Conversion of notes to
preferred Series C                    --            (275)        --              --              --

Conversion of preferred
Series C to common stock       5,286,900      (5,314,125)        --              --              --

Exercise of stock options         24,717              --         --              --          24,876
Stock-based compensation
expense                          158,895              --   (141,312)             --          18,063

Issuance of common stock
in private placement           9,974,326              --         --              --       9,991,391

Conversion of preferred
Series B to common stock         249,000              --         --              --         250,000

Dividends payable on
mandatorily redeemable
preferred stock                       --         (50,000)        --              --         (50,000)

Net loss                              --      (4,332,670)        --              --      (4,332,670)

Translation adjustment                --              --         --        (340,755)       (340,755)
                                                                                       ------------
Comprehensive loss                    --              --         --              --      (4,673,425)
                             -----------    ------------  ---------     -----------    ------------
Balance June 30, 2001        $35,533,616    $(24,240,602) $(141,312)    $  (340,755)   $ 10,900,454
                             ===========    ============  =========     ===========    ============

See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Six Months Ended
                                                                                ---------------------------------------
                                                                                June 30, 2000             June 30, 2001
                                                                                -------------             -------------
Cash flows from operating activities:
         Net loss......................................................         $  (3,357,513)            $  (4,332,670)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization.................................               193,604                   563,323
         (Gain) loss on disposal and abandonment of assets.............                (9,000)                      126
         In-process research and development...........................                    --                   948,000
         Stock-based compensation......................................                64,583                    18,063
         Changes in operating assets and liabilities, net of
           effects of business combination:
               Accounts receivable.....................................                    --                  (365,026)
               Other receivables.......................................               134,016                   126,834
               Inventories.............................................                    --                  (110,936)
               Prepaid expenses and other assets.......................                 4,432                   (42,205)
               Accounts payable........................................               136,617                  (739,626)
               Accrued expenses and other liabilities..................               (69,648)                 (568,820)
               Liabilities to related parties..........................                    --                     9,302
               Deferred revenue........................................             1,903,478                  (174,313)
               Restructuring  provisions...............................              (272,306)                       --
               Other...................................................                 5,745                    (4,545)
                                                                                -------------             -------------
         Net cash used in operating activities.........................            (1,265,992)               (4,672,493)
                                                                                -------------             -------------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures................               (55,280)                 (230,022)
         Proceeds from sales of equipment, furniture and fixtures......                    --                    91,699
         Additions to patent rights....................................               (13,057)                  (59,267)
         Deferred acquisition costs....................................              (360,000)                       --
         Increase in notes receivable and due from Medi-Ject...........                    --                  (602,756)
         Acquisition of Medi-Ject, including cash acquired.............                    --                   355,578
                                                                                -------------             -------------
Net cash used in investing activities..................................              (428,337)                 (444,768)
                                                                                -------------             -------------

Cash flows from financing activities:
         Proceeds from loans from shareholders.........................             2,258,091                 1,188,199
         Proceeds from sale of common stock............................                    --                10,016,268
         Principal payments on capital lease obligations...............               (57,849)                 (125,768)
                                                                                -------------             -------------
Net cash provided by financing activities..............................             2,200,242                11,078,699
                                                                                -------------             -------------

Effect of exchange rate changes on cash and cash equivalents...........                10,879                  (285,765)
                                                                                -------------             -------------

Net increase in cash and cash equivalents..............................               516,792                 5,675,673
Cash and cash equivalents:
         Beginning of period...........................................               674,569                   243,222
                                                                                -------------             -------------
         End of period.................................................         $   1,191,361             $   5,918,895
                                                                                =============             =============

Cash paid during the period for interest ..............................         $     168,377             $      90,951



----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities related to the Share Transaction in Notes 1 and 5.

See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             June 30, 2000 and 2001


1.       BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Form 10-K and Form 8-K/A filings. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares" or "the Company"), entered into a Purchase Agreement with Permatec Holding AG ("Permatec"), Permatec Pharma AG, Permatec Technology AG (each of the foregoing, a company organized under the laws of Switzerland), and Permatec NV (a company organized under the laws of the Netherlands Antilles). Pursuant to the Purchase Agreement, on January 31, 2001, Antares purchased all of the outstanding shares of the three Permatec Subsidiaries (Share Transaction). In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. Upon the issuance, Permatec owned approximately 67% of the outstanding shares of Antares common stock. For accounting purposes, Permatec is deemed to have acquired Antares. The acquisition has been accounted for by the purchase method of accounting. The financial statements and related disclosures that were previously reported for Medi-Ject have been replaced with the Permatec financial statements and disclosures. The operating financial history of Antares has become that of Permatec.

         As of January 31, 2001, Permatec had two other subsidiaries that were not sold pursuant to the Purchase Agreement and they are in the process of being dissolved. All assets and liabilities relating to those two subsidiaries remain with Permatec and did not form part of the Share Transaction.

         Upon closing of the Share Transaction on January 31, 2001, the full principal amount of Permatec's shareholders' loans to the three Permatec subsidiaries which were included in the Share Transaction, of $13,173,497, was converted to equity.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)
                             June 30, 2000 and 2001


1.       BASIS OF PRESENTATION (Continued)
         The total consideration paid, or purchase price, for Medi-Ject was approximately $6,889,974, which represents the fair market value of Medi-Ject and related transaction costs of $480,095. For accounting purposes, the fair value of Medi-Ject is based on the 1,424,729 shares of Medi-Ject common stock outstanding on January 25, 2000, at an average closing price three days before and after such date of $2.509 per share plus the estimated fair value of the Series A and B mandatorily redeemable convertible preferred stock ("Series A and B") plus the fair value of outstanding stock options and warrants representing shares of Medi-Ject common stock either vested on January 25, 2000, or that became vested at the close of the Share Transaction plus the capitalized acquisition cost of Permatec.

         The purchase price allocation, based on an appraisal by an independent third-party appraisal firm, was as follows:

                      Cash acquired                            $   394,535
                      Current assets                               900,143
                      Equipment, furniture and fixtures          1,784,813
                      Patents                                    1,470,000
                      Other intangible assets                    2,194,000
                      Goodwill                                   1,276,806
                      Other assets                                   3,775
                      Current liabilities                       (2,026,723)
                      Debt                                         (55,375)
                      In-process research and development          948,000
                                                               -----------
                      Purchase price                           $ 6,889,974
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

         In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations. The fair value of in-process research and development was determined by an independent valuation using discounted forecasted cash flows directly related to the products expected to result from the research and development projects. The discount rates used in the valuation take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)
                             June 30, 2000 and 2001


1.       BASIS OF PRESENTATION (Continued)
         in-process technology projects that were valued. The weighted-average discount rate used in calculating the present value of the in-process technology was 65%. Projects included in the valuation were approximately 10% to 40% complete and related to ongoing injection research, mini-needle technology, pre-filled syringes and single-shot disposable injection devices. The nature of the efforts to develop the acquired in-process research and development into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality, technical and performance requirements and specifications.


2.       INVENTORIES
         Inventories consist of the following:

                          December 31, 2000        June 30, 2001
                          -----------------        -------------

         Raw Material       $          --          $     265,178
         Work in-process               --                 73,016
         Finished goods                --                184,923
                            -------------          -------------
                            $          --          $     523,117
                            =============          =============


3.       INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS
         Upon consummation of the Share Transaction, the Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

         The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

         We have operating assets located on two continents as follows:

                                       December 31, 2000     June 30, 2001
                                       -----------------     --------------
        Basel, Switzerland              $     6,974,548      $    1,988,950
        Minneapolis, Minnesota                       --          13,230,110
                                        ---------------      --------------
                                        $     6,974,548      $   15,219,060
                                        ===============      ==============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)
                             June 30, 2000 and 2001


3. INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS (Continued) Revenues by region of origin are summarized as follows:

                                 For the Three Months Ended
                              -------------------------------------
                              June 30, 2000           June 30, 2001
                              -------------           -------------
        US                      $   17,543            $    141,236
        Europe                     169,300                 955,943
        Other                           --                   8,974
                                ----------            ------------
                                $  186,843            $  1,106,153
                                ==========            ============

                                    For the Six Months Ended
                              --------------------------------------
                              June 30, 2000            June 30, 2001
                              -------------            -------------
        US                      $   17,543             $    251,226
        Europe                     238,601                1,369,656
        Other                           --                   72,440
                                ----------             ------------
                                $  256,144             $  1,693,322
                                ==========             ============


4.       ACCOUNTING FOR LICENSE AND PRODUCT DEVELOPMENT REVENUES
         During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license and product development revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first half of 2000.

         During the six months ended June 30, 2000 and June 30, 2001, the Company recognized $138,601 and $123,927, respectively, of license and product development revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.


5.       IN-THE-MONEY CONVERSION FEATURE-PREFERRED STOCK DIVIDEND
         During 2000 and 2001, prior to the closing of the Share Transaction on January 31, 2001, Medi-Ject borrowed a total of $5,500,000 in convertible promissory notes from Permatec. At the closing of the Share Transaction, the principal amount of convertible promissory notes converted to 27,500 shares of Series C preferred stock. At the option of the holder, these shares were immediately converted into 2,750,000 shares of Antares common stock. As the conversion feature to common stock was contingent upon the closing of the Share Transaction, the measurement of the stated conversion feature as compared to the Company's common stock price of $4.56 at January 31, 2001, resulted in an in-the-money conversion feature of $5,314,125, which is a deemed dividend to the Series C preferred shareholder. This dividend increases the net loss applicable to common shareholders in the Antares' net loss per share calculation.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)
                             June 30, 2000 and 2001


6.       EMPLOYMENT AGREEMENT WITH ROGER G. HARRISON, PH.D.
         Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include an annual salary of $275,000 and up to 216,000 restricted shares of common stock which will be granted after the achievement of certain time-based and performance-based milestones. In addition, if within twelve months of the commencement of his employment the Company sells all or substantially all of the Company's assets to an unaffiliated third party, or merges with or into an unaffiliated third party in which the Company is not the surviving entity, then the Company will pay to Dr. Harrison either (i) two percent of the aggregate cash securities or other consideration received by the Company from the sale, or (ii) an amount, in cash, equal to two percent of the value of the aggregate cash, securities or other consideration distributed to the Company's shareholders in the merger; provided, however, that the Company shall have no obligation to make any payment to Dr. Harrison if he is employed as the chief executive or chief operating officer of the acquiring or surviving entity in the transaction.

         In April 2001, 48,000 restricted shares with an aggregate value of $159,375 and a three-year vesting period were issued to Dr. Harrison. Compensation expense is being recognized ratably over the three-year vesting period.

7.       NEW ACCOUNTING PRONOUNCEMENTS
         In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)
                             June 30, 2000 and 2001


7. NEW ACCOUNTING PRONOUNCEMENTS (Continued) evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         As of the date of adoption, the Company expects to have unamortized goodwill of $1,159,766, and unamortized identifiable intangible assets of $1,935,588, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $177,963 and $141,397 for the year

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)
                             June 30, 2000 and 2001


7. NEW ACCOUNTING PRONOUNCEMENTS (Continued) ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares") entered into a Purchase Agreement with Permatec to purchase three subsidiaries from Permatec. Pursuant to the Purchase Agreement, Antares purchased all of the outstanding shares of each subsidiary. In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. The Share Transaction was consummated on January 31, 2001, and was accounted for as a reverse acquisition since Permatec held approximately 67% of the outstanding common stock of Antares immediately after the Share Transaction. Effective with the consummation of the Share Transaction the financial statements and related disclosures that were previously reported as Medi-Ject's were replaced with the Permatec financial statements and disclosures. Accordingly, operating results of Permatec are included in the June 30, 2000 and 2001 financial statements as well as the results of Antares since January 31, 2001.

The Medi-Ject operations which were acquired by Permatec consisted primarily of the development, marketing and sale of needle-free injection devices and disposables. These operations, including all manufacturing and substantially all administrative activities, are located in Minneapolis, Minnesota and are referred to below as Antares/Minnesota. The Permatec operations are located primarily in Basel, Switzerland and consist of administration and facilities for the research and development of transdermal and transmucosal drug delivery products. Permatec's operations have historically been focused on research and development. In the past two years Permatec has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems. Permatec generated revenue starting in 1999 with the recognition of license revenues and commenced the sale of licensed products in 2000. Permatec's operations are referred to below as Antares/Switzerland.

Three and Six Months Ended June 30, 2000 and 2001

Total revenues for the three and six months ended June 30, 2001 were $1,106,153 and $1,693,322, respectively, reflecting increases over the same periods of the prior year of $919,310 and $1,437,178, or 492% and 561%, respectively. The increase in revenues is primarily the result of product sales in the three and six-month periods of $630,437 and $1,075,527, respectively, attributable to the Antares/Minnesota operations. Antares/Switzerland had no product sales in the first half of 2000 compared with product sales in the three and six-month periods ended June 30, 2001 of $182,917 and $209,204, respectively.

Licensing and product development fee income increased by $105,956 or 57%, and $152,447 or 60% in the three and six-month periods ended June 30, 2001, respectively, as compared to the prior-year periods. The increases are primarily due to $150,000 of Antares/Minnesota development fee revenue recognized in the second quarter of 2001. The balance of the licensing and product development revenue is mainly attributable to recognizing previously deferred revenue on licensing and product development contracts that were deferred when the Company adopted the cumulative deferral method of accounting on January 1, 2000. In April 2001, the Company entered into an exclusive agreement to license certain drug-delivery technology to SciTech Medical Product Pte Ltd ("SciTech") in various Asian countries with options to other countries if certain conditions are met. The Company will receive an aggregate license fee of $600,000 in milestone payments upon the occurrence of certain events. In addition to the license fees, the Company will receive a 5% royalty from the sale of licensed products. At June 30, 2001 approximately $200,000 was recorded in accounts receivable and deferred revenue in connection with the SciTech agreement. The deferred revenue is being recognized into revenue on a straight-line basis over a 36 month period.

The cost of product sales in the second quarter and first half of $426,054 and $719,926, respectively, are primarily attributable to injection device and disposable product sales of Antares/Minnesota.

Research and development expenses, excluding the write-off of acquired in-process research and development in 2001, totaled $823,828 and $1,394,779 in the second quarter and first half of 2001, respectively, compared to $182,654 and $410,228 in the same periods of the prior year. The increases of $641,174 or 351% and $984,551 or 240% in the second quarter and first half, respectively, are primarily due to research employee additions at Antares/Switzerland for increased research activities and the research costs incurred by Antares/Minnesota since January 31, 2001.

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

Marketing and sales expenses totaled $383,709 and $644,007 in the second quarter and first half of 2001, respectively, compared to $401,651 and $572,886 in the same periods of the prior year. The decrease in the quarter of $17,942 or 4% and increase in the first half of $71,121 or 12% are both primarily due to a decrease in outside marketing travel and consulting expenses in Antares/Switzerland offset by the addition of Antares/Minnesota marketing and sales expenses since January 31, 2001.

General and administrative expenses totaled $1,200,865 and $2,385,040 in the second quarter and first half of 2001, respectively, compared to $517,411 and $1,291,413 in the same periods of the prior year. The increases of $683,454 or 132% and $1,093,627 or 85% in the second quarter and first half, respectively, are primarily due to the addition of Antares/Minnesota general and administrative costs since January 31, 2001, plus an increase in Antares/Switzerland administrative personnel, offset by a decrease in Antares/Switzerland restructuring costs.

Net other income (expense) changed from net expenses of $126,957 and $279,508 in the second quarter and first half of 2000, respectively, to net income of $49,580 and $65,760 in the same periods of this year. The second quarter and first half of 2000 were primarily composed of currency losses of Antares/Switzerland and interest expense. The second quarter and first half of 2001 were primarily composed of interest income on funds received in our private placement of equity offset by other expenses in the second quarter and interest expense in the first half.

Cash Flows

Net cash used in operating activities increased by $3,406,501 from $1,265,992 in the first half of 2000 to $4,672,493 in the first half of 2001. This increase is due to the higher net loss from operations in 2001, after considering the cumulative effect of change in accounting principle in 2000, and the net reduction in current liabilities after private placement equity funds were received in 2001.

Net cash used in investing activities increased $16,431 from $428,337 in 2000 to $444,768 in 2001, due primarily to increased capital expenditures in 2001 and cash loaned to Medi-Ject before the closing of the Share Transaction, offset by the cash balance in Medi-Ject when the Share Transaction closed and a reduction in cash outlays in 2001 for deferred acquisition costs.

Net cash provided by financing activities increased $8,878,457 from $2,200,242 in 2000 to $11,078,699 in 2001 due primarily to the private placement of common stock equity during 2001.

The net change in cash increased $5,158,881 between periods from a net increase of $516,792 in 2000 to a net increase of $5,675,673 in 2001.

Liquidity

As reflected in the accompanying financial statements, Antares incurred a net operating loss of $4,332,670 for the six months ended June 30, 2001. In addition, Antares has incurred net losses and has had negative cash flows from operating activities since inception. As further described above, Medi-Ject Corporation acquired three subsidiaries of Permatec in a transaction accounted for as a reverse acquisition on January 31, 2001. Upon consummation of this transaction, subordinated loans of $13,173,497 were converted to equity and the net liabilities of two subsidiaries, which aggregate $537,683, not purchased by Medi-Ject, were assumed by Dr. Jacques Gonella. Through March 5, 2001, the Company has raised $10,000,000 through private placements of common stock. Management believes the conversion of subordinated debt to equity and the raising of private placement funds to provide current working capital, as well as projected product development and license revenues will provide the Company with sufficient liquidity well into 2002.

New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill of $1,159,766, and unamortized identifiable intangible assets of $1,935,588, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $177,963 and $141,397 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

Market risk, since December 31, 2000, has been reduced due to the conversion of subordinated loans from shareholders of $13,173,497 and notes receivable from Medi-Ject of $5,500,000 into equity plus the infusion of cash from the private placement of common stock of $10,000,000.

Currency Exposure

The Company is subject to foreign currency exposure, primarily with the Swiss Franc and the Euro. At June 30, 2001, the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its Antares/Switzerland financial information into U.S. dollars.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Company held its Annual Shareholders' meeting on June 7, 2001.

(c)      (1)  Two directors were elected to serve for three-year terms:

                                     Affirmative        Voting Authority
                 Name                   Votes               Withheld
         -----------------------     -----------        ----------------
         Dr. Jacques Gonella          7,769,639              28,172
         Dr. Thomas Rinderknect       7,769,639              28,172

         There were no abstentions and no broker non-votes.

         Continuing as directors were James L. Clark, Dr. Philippe Dro, Franklin Pass, M.D., Professor Ubaldo Conte, Kenneth Evanstad and Roger G. Harrison, Ph.D.

         (2) The grants of time-based and performance-based restricted stock available to Dr. Roger Harrison pursuant to his Employment Agreement were approved. There were 7,040,219 votes for, 44,710 votes against, 14,436 abstentions and 698,446 broker non-votes.

         (3) A new Incentive Stock Option Plan for Employees was approved. There were 7,083,280 votes for, 14,695 votes against, 1,390 abstentions and 698,446 broker non-votes.

         (4) A new Stock Option Plan for Non-Employee Directors and Consultants was approved. There were 7,038,280 votes for, 14,695 votes against, 4,682 abstentions and 698,446 broker non-votes.

         (5) The appointment by the Board of Directors of KPMG LLP, independent certified public accountants, as independent auditors of the Company for the year ending December 31, 2001, was approved. There were 7,794,431 votes for, 1,550 votes against, 1,830 abstentions and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(b)      Reports on Form 8-K

         Form 8-K was filed on February 15, 2001 and Form 8-K/A was filed on April 16, 2001, which describe the closing of the Share Transaction and include the required pro forma financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANTARES PHARMA, INC.


August 17, 2001                          /s/ Roger G. Harrison, Ph.D.
------------------------------------     -------------------------------------
                                         Roger G. Harrison, Ph.D.
                                         Chief Executive Officer


August 17, 2001                          /s/ Lawrence M. Christian
------------------------------------     -------------------------------------
                                         Lawrence M. Christian
                                         Vice President - Finance, Chief
                                         Financial Officer and Secretary