Form 10-Q
period 2001-09-30
ANTARES PHARMA INC /MN/
filed 2001-11-09
CIK 1016169

               ================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

               For the quarterly period ended September 30, 2001


Commission File Number 0-20945


                             ANTARES PHARMA, INC.


     A Minnesota Corporation                    IRS Employer ID No. 41-1350192

161 Cheshire Lane North, Suite 100
       Minneapolis, Minnesota                               55441

                                (763) 475-7700

                           ________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 1, 2001, was 8,973,125.


                           =========================

                             ANTARES PHARMA, INC.

                                     INDEX

                                                                                             PAGE
                                                                                             ----
PART I.            FINANCIAL INFORMATION


         ITEM 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets, as of December 31, 2000 and
                   September 30, 2001......................................................   3

                   Consolidated Statements of Operations for the three months and nine
                   months ended September 30, 2000 and 2001................................   4

                   Consolidated Statements of Shareholders' Equity (Deficit)
                   and Comprehensive Loss for the nine months ended
                   September 30, 2001 .....................................................   5

                   Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2000 and 2001.............................................   6

                   Notes to Consolidated Financial Statements..............................   7


         ITEM 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................  15

         ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..............  20


PART II.           OTHER INFORMATION.......................................................  21


                   SIGNATURES..............................................................  22

                             ANTARES PHARMA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  December 31,           September 30,
                                                                                      2000                   2001
                                                                                  ------------          --------------
          ASSETS
Current Assets:
     Cash and cash equivalents.........................................           $    243,222          $   4,375,925
     Accounts receivable, less allowance for doubtful accounts of
         $18,000 in 2001...............................................                     --                 426,835
     Other receivables ................................................                408,534                  76,598
     Inventories.......................................................                     --                 788,203
     Prepaid expenses and other assets.................................                 13,165                 148,994
                                                                                  ------------          --------------
                                                                                       664,921               5,816,555

Equipment, furniture and fixtures, net.................................                831,541               2,500,839
Patent rights, net.....................................................                253,434               1,755,001
Goodwill, net .........................................................                 88,982               1,191,687
Other intangible assets, net...........................................                     --               2,006,064
Notes receivable and due from Medi-Ject Corporation....................              5,133,296                      --
Other assets ..........................................................                  2,374                  60,795
                                                                                  ------------          --------------

                                                                                  $  6,974,548          $   13,330,941
                                                                                  ============          ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable..................................................           $     369,177         $      518,651
     Accrued expenses and other liabilities............................                 646,254              1,024,458
     Liabilities to related parties....................................                 321,640                     --
     Long-term obligations - current maturities........................                 107,815                 69,590
     Deferred revenue..................................................               1,659,612              1,666,016
                                                                                  -------------         --------------
                                                                                      3,104,498              3,278,715

Subordinated loans from shareholders...................................              17,664,020                     --
Long-term obligations, less current maturities.........................                  67,635                 60,230
                                                                                  -------------         --------------
Total liabilities......................................................              20,836,153              3,338,945
                                                                                  -------------         --------------

Shareholders' Equity (Deficit):
     Series A Convertible Preferred Stock: $0.01 par; authorized
         10,000 shares; 1,200 issued and outstanding at
         September 30, 2001............................................                      --                     12
     Common Stock: $0.01 par; authorized 15,000,000 shares:
         10,000 and  8,973,125 issued and outstanding at
         December 31, 2000 and September 30, 2001, respectively                         689,655                 89,732
     Additional paid-in capital. .......................................               1,174,680             36,954,690
     Accumulated deficit...............................................             (17,264,463)           (26,397,492)
     Deferred compensation.............................................                      --               (279,432)
     Accumulated other comprehensive income (loss).....................               1,538,523               (375,514)
                                                                                  -------------         --------------
                                                                                    (13,861,605)             9,991,996
                                                                                  -------------         --------------

                                                                                  $   6,974,548         $   13,330,941
                                                                                  =============         ==============




See accompanying notes to consolidated financial statements.

                             ANTARES PHARMA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             September 30,
                                                   -------------------------------          --------------------------------

                                                      2000                 2001                2000                2001
                                                   ----------          -----------          -----------         ------------
                                                   (as restated, see note 4)                (as restated, see note 4)
Revenues:
 Product sales...........................          $       --          $   457,555          $        --         $  1,742,286
 Licensing and product development.......             133,981              139,202              390,125              547,793
                                                   ----------          -----------          -----------         ------------
                                                      133,981              596,757              390,125            2,290,079

Cost of product sales....................                  --              373,190                   --            1,093,116
                                                   ----------          -----------          -----------         ------------
Gross margin.............................             133,981              223,567              390,125            1,196,963
                                                   ----------          -----------          -----------         ------------
Operating Expenses:
 Research and development................             236,206              685,894              646,434            2,080,673
 In-process research and
  development (Note 1)...................                  --                   --                   --              948,000
 Marketing and sales.....................             315,883              363,050              888,769            1,007,057
 General and administrative..............             401,904            1,334,437            1,693,317            3,719,477
                                                   ----------          -----------          -----------         ------------
                                                      953,993            2,383,381            3,228,520            7,755,207
                                                   ----------          -----------          -----------         ------------

Net operating loss.......................            (820,012)          (2,159,814)          (2,838,395)          (6,558,244)
                                                   ----------          -----------          -----------         ------------
Other income (expense):
 Interest income.........................               3,438               44,667               12,634              202,851
 Interest expense........................            (112,649)              (4,399)            (281,026)             (95,350)
 Foreign exchange gains (losses).........             (29,675)             (13,132)            (150,002)             (20,741)
 Other, net..............................                  --              (24,212)                  --              (18,076)
                                                   ----------          -----------          -----------         ------------
                                                     (138,886)               2,924             (418,394)              68,684
                                                   ----------          -----------          -----------         ------------
Loss before cumulative effect of change
 in accounting principle.................            (958,898)          (2,156,890)          (3,256,789)          (6,489,560)

Cumulative effect of change in
 accounting principle....................                  --                   --           (1,059,622)                  --
                                                   ----------          -----------          -----------         ------------
Net loss.................................            (958,898)          (2,156,890)          (4,316,411)          (6,489,560)

In-the-money conversion feature-
 preferred stock dividend (Note 5).......                  --                   --                   --           (5,314,125)
Preferred stock dividends................                  --                   --                   --              (50,000)
                                                   ----------          -----------          -----------         ------------
Net loss applicable to common shares.....          $ (958,898)         $(2,156,890)         $(4,316,411)        $(11,853,685)
                                                   ==========          ===========          ===========         ============

Basic and diluted net loss per common
 share before cumulative effect of
 change in accounting principle..........          $    (0.22)         $     (0.24)         $     (0.75)        $      (1.43)

Cumulative effect of change in
 accounting principle....................                  --                   --                (0.25)                  --
                                                   ----------          -----------          -----------         ------------
Basic and diluted net loss per common
 share...................................          $    (0.22)         $     (0.24)         $     (1.00)        $      (1.43)
                                                   ==========          ===========          ===========         ============
Basic and diluted weighted average
 common shares outstanding...............           4,326,733            8,955,347            4,325,436            8,276,424
                                                   ==========          ===========          ===========         ============

See accompanying notes to consolidated financial statements.

                             ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                      Convertible Preferred Stock                        Common Stock
                                 ------------------------------------    -----------------------------------------
                                     Series A           Series C               Permatec              Medi-Ject
                                 -----------------  -----------------    --------------------  -------------------

                                                                                                                     Additional
                                 Number of          Number of            Number of             Number of               Paid-In
                                  Shares    Amount   Shares    Amount     Shares      Amount    Shares     Amount      Capital
                                 ---------  ------  ---------  ------    ---------  ---------  ---------  --------   -----------
Balance
 December 31, 2000.............         --  $   --         --  $   --       10,000  $ 689,655         --  $     --   $ 1,174,680
Net liabilities of
 subsidiaries assumed
 by shareholders...............         --      --         --      --           --         --         --        --      (644,725)
Medi-Ject stock outstanding
 at date of share transaction..      1,150      12         --      --           --         --  1,430,336    14,303     6,625,659
Exchange of Permatec shares
 for Medi-Ject stock...........         --      --         --      --      (10,000)  (689,655) 2,900,000    29,000       660,655
Conversion of shareholder
 loans to equity...............         --      --         --      --           --         --         --        --    13,173,497
Conversion of notes to
 preferred Series C............         --      --     27,500     275           --         --         --        --            --
Conversion of preferred
 Series C to common stock......         --      --    (27,500)   (275)          --         --  2,750,000    27,500     5,286,900
Exercise of stock options......         --      --         --      --           --         --     38,307       384        56,474
Stock issued in lieu of
 dividends.....................         50      --         --      --           --         --         --        --        50,000
Stock-based compensation
 expense.......................         --      --         --      --           --         --     48,000       480       348,224
Issuance of common stock in
 private placement.............         --      --         --      --           --         --  1,706,482    17,065     9,974,326
Conversion of preferred
 Series B to common stock......         --      --         --      --           --         --    100,000     1,000       249,000
Net loss.......................         --      --         --      --           --         --         --        --            --
Translation adjustment.........         --      --         --      --           --         --         --        --            --
Comprehensive loss.............         --      --         --      --           --         --         --        --            --
                                 ---------  ------  ---------  ------    ---------  ---------  ---------  --------   -----------
Balance
September 30, 2001.............      1,200  $   12         --  $   --           --  $      --  8,973,125  $ 89,732   $36,954,690
                                 =========  ======  =========  ======    =========  =========  =========  ========   ===========

                                                                   Accumulated
                                                                      Other             Total
                                   Accumulated      Deferred      Comprehensive      Shareholders'
                                     Deficit      Compensation    Income (Loss)    Equity (Deficit)
                                  -------------   ------------    -------------    ----------------
Balance
 December 31, 2000.............   $ (17,264,463)  $         --    $   1,538,523    $    (13,861,605)
Net liabilities of
 subsidiaries assumed
 by shareholders...............       2,720,931             --       (1,538,523)            537,683
Medi-Ject stock outstanding
 at date of share transaction..              --             --               --           6,639,974
Exchange of Permatec shares
 for Medi-Ject stock...........              --             --               --                  --
Conversion of shareholder
 loans to equity...............              --             --               --          13,173,497
Conversion of notes to
 preferred Series C............            (275)            --               --                  --
Conversion of preferred
 Series C to common stock......      (5,314,125)            --               --                  --
Exercise of stock options......              --             --               --              56,858
Stock issued in lieu of
 dividends.....................         (50,000)            --               --                  --
Stock-based compensation
 expense.......................              --       (279,432)              --              69,272
Issuance of common stock in
 private placement.............              --             --               --           9,991,391
Conversion of preferred
 Series B to common stock......              --             --               --             250,000
Net loss.......................      (6,489,560)            --               --          (6,489,560)
Translation adjustment.........              --             --         (375,514)           (375,514)
                                                                                   ----------------
Comprehensive loss.............              --             --               --          (6,865,074)
                                  -------------   ------------    -------------    ----------------
Balance
September 30, 2001.............   $ (26,397,492)  $   (279,432)   $    (375,514)   $      9,991,996
                                  =============   ============    =============    ================

See accompanying notes to consolidated financial statements.

                             ANTARES PHARMA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                               2000            2001
                                                                          ------------    ------------
Cash flows from operating activities:
         Net loss .....................................................   $ (4,316,411)   $ (6,489,560)
Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation and amortization ................................        295,309         892,269
         (Gain) loss on disposal and abandonment of assets ............         (9,000)         30,049
         In-process research and development ..........................             --         948,000
         Stock-based compensation .....................................         64,583          69,272
         Changes in operating assets and liabilities, net of effects of business combination:
               Accounts receivable ....................................             --          (1,433)
               Other receivables ......................................        169,906         328,007
               Inventories ............................................             --        (376,022)
               Prepaid expenses and other assets ......................        (30,699)         (3,926)
               Accounts payable .......................................         20,345        (860,150)
               Accrued expenses and other liabilities .................        (80,528)       (395,854)
               Liabilities to related parties .........................             --           9,302
               Deferred revenue .......................................      1,781,545           6,404
               Restructuring  provisions ..............................       (272,307)             --
               Other ..................................................          5,331         (54,646)
                                                                          ------------    ------------
Net cash used in operating activities .................................     (2,371,926)     (5,898,288)
                                                                          ------------    ------------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures ...............        (53,603)       (390,270)
         Proceeds from sales of equipment, furniture and fixtures .....             --          91,699
         Additions to patent rights ...................................        (32,850)        (98,255)
         Deferred acquisition costs ...................................       (360,000)             --
         Increase in notes receivable and due from Medi-Ject ..........             --        (602,756)
         Acquisition of Medi-Ject, including cash acquired ............             --         355,578
                                                                          ------------    ------------
Net cash used in investing activities .................................       (446,453)       (644,004)
                                                                          ------------    ------------

Cash flows from financing activities:
         Proceeds from loans from shareholders ........................      2,736,629       1,188,199
         Proceeds from sale of common stock ...........................             --      10,048,249
         Principal payments on capital lease obligations ..............        (87,816)       (148,273)
                                                                          ------------    ------------
Net cash provided by financing activities .............................      2,648,813      11,088,175
                                                                          ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ..........        (30,897)       (413,180)
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................       (200,463)      4,132,703
Cash and cash equivalents:
                  Beginning of period .................................        674,569         243,222
                                                                          ------------    ------------
                  End of period .......................................   $    474,106    $  4,375,925
                                                                          ============    ============

Cash paid during the period for interest ..............................   $    281,026    $     95,350

____________________
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities related to the Share Transaction in Notes 1 and 5.
See accompanying notes to consolidated financial statements.

                             ANTARES PHARMA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          September 30, 2000 and 2001


1.   BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Form 10-K and Form 8-K/A filings. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     Also on January 31, 2001, promissory notes issued by Medi-Ject to Permatec between January 25, 2000 and January 15, 2001, in the aggregate principal amount of $5,500,000, were converted into Series C Convertible Preferred Stock ("Series C"). Permatec, the holder of the Series C stock, immediately exercised its right to convert the Series C stock,

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


1.   BASIS OF PRESENTATION (Continued)
     and Antares issued 2,750,000 shares of common stock to Permatec upon such conversion. Also on that date, the name of the corporation was changed to Antares Pharma, Inc.

     The total consideration paid, or purchase price, for Medi-Ject was approximately $6,889,974, which represents the fair market value of Medi-Ject and related transaction costs of $480,095. For accounting purposes, the fair value of Medi-Ject is based on the 1,424,729 shares of Medi-Ject common stock outstanding on January 25, 2000, at an average closing price three days before and after such date of $2.509 per share plus the estimated fair value of the Series A convertible preferred stock and the Series B mandatorily redeemable convertible preferred stock plus the fair value of outstanding stock options and warrants representing shares of Medi-Ject common stock either vested on January 25, 2000, or that became vested at the close of the Share Transaction plus the capitalized acquisition cost of Permatec.

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

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


2.   INVENTORIES
     Inventories consist of the following:

                                  December 31, 2000      September 30, 2001
                                  -----------------      ------------------

     Raw Material                   $          --           $     234,160
     Work in-process                           --                 169,728
     Finished goods                            --                 384,315
                                    -------------           -------------
                                    $          --           $     788,203
                                    =============           =============


3.   INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS
     Upon consummation of the Share Transaction, the Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

     The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

     We have operating assets located on two continents as follows:

                                   December 31, 2000      September 30, 2001
                                   -----------------      ------------------

     Basel, Switzerland             $     6,974,548         $    2,389,847
     Minneapolis, Minnesota                      --             10,941,094
                                    ---------------         --------------
                                    $     6,974,548         $   13,330,941
                                    ===============         ==============



     Revenues by region of origin are summarized as follows:

                                          For the Three Months Ended
                                   -----------------------------------------
                                   September 30, 2000     September 30, 2001
                                   ------------------     ------------------
              US                       $   52,632            $    313,260
              Europe                       81,349                 288,594
              Other                            --                  (5,097)
                                       ----------            ------------
                                       $  133,981            $    596,757
                                       ==========            ============


                                           For the Nine Months Ended
                                   -----------------------------------------
                                   September 30, 2000     September 30, 2001
                                   ------------------     ------------------
              US                       $   70,175            $    564,486
              Europe                      319,950               1,658,250
              Other                            --                  67,343
                                       ----------            ------------
                                       $  390,125            $  2,290,079
                                       ==========            ============

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


4.   ACCOUNTING FOR LICENSE AND PRODUCT DEVELOPMENT REVENUES
     During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license and product development revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in 2000, and the license and product development revenues reported for the three and nine-month periods ended September 30, 2000 were previously reported as $62,048 and $862,048, respectively, and were adjusted to $133,981 and $390,125, respectively, upon adoption of the cumulative deferral method.

     During the nine months ended September 30, 2000 and September 30, 2001, the Company recognized $207,902 and $186,490, respectively, of license and product development revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.


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

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


6. EMPLOYMENT AGREEMENT WITH ROGER G. HARRISON, PH.D.(Continued) two percent of the value of the aggregate cash, securities or other consideration distributed to the Company's shareholders in the merger; provided, however, that the Company shall have no obligation to make any payment to Dr. Harrison if he is employed as the chief executive or chief operating officer of the acquiring or surviving entity in the transaction.

     The Company anticipates the time-based milestones will be achieved and has recorded deferred compensation expense related to 48,000 shares which were issued to Dr. Harrison in April 2001 and 40,000 shares expected to be earned in April 2002. The shares vest over a three-year period and had an aggregate market value of $341,000 at the measurement date. Compensation expense is being recognized ratably over the three-year vesting period. Through September 30, 2001 compensation expense of $61,568 has been recognized in connection with these shares.


7.   NEW ACCOUNTING PRONOUNCEMENTS
     Goodwill and Other Intangible Assets
     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


7.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)
     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,159,766, and unamortized identifiable intangible assets of $1,935,588, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $177,963 and $173,317 for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively.

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


7.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)
     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     Classification of Preferred Stock
     In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98 which provides the staff's views on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's Series A preferred stock which was issued in November 1998, was previously classified outside of permanent equity in mezzanine equity due to its mandatory redemption upon liquidation or sale of substantially all of the Company's common stock or assets. After evaluating the guidance of Topic No. D-98, the Company has concluded that its Series A preferred stock which aggregates $1,200,000 should be reclassified as permanent equity as the holders of the Series A stock do not have voting control of the shareholder group or on the board of directors. The Company has chosen to adopt the provisions of Topic D-98 during the quarter ended September 30, 2001 and has reclassified the $1,200,000 Series A preferred stock previously reported in mezzanine equity to permanent equity. The Company's March 31, 2002 and June 30, 2002 quarterly reports on form 10-Q, will reflect the reclassification of the $1,200,000 Series A preferred stock, as of March 31, 2001 and June 30, 2001, to permanent equity.


8.   SUBSEQUENT EVENT
     In October 2001, the Company entered into a technology acquisition agreement with Endoscoptic, Inc. ("Endoscoptic"), a French Company, to purchase certain patents, patent applications, trademarks, trade secrets, know-how and other related technology incorporating or relating to the Hiprin single-use, needle-free, pre-filled, disposable syringe technology. The purchase price for the technology includes (i) cash of $250,000, (ii) 50,000 shares of the Company's common stock, and (iii) the acquisition of Endoscoptic notes payable from two creditors in the total amount of 2,600,000 French Francs (approximately $361,000) payable in approximately 131,000 shares of the Company's common stock. In addition, the Company will pay to Endoscoptic (i) 50,000 shares of the Company's common stock upon the execution and delivery of a license agreement between the Company and a pharmaceutical partner incorporating the Endoscoptic technology, (ii) a three-year warrant to purchase 50,000 shares of the Company's common stock at $5.86 per share, upon the execution and delivery, before

                             ANTARES PHARMA, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)
                          September 30, 2000 and 2001


8.   SUBSEQUENT EVENT (Continued)
     October 2006, of license agreements which incorporate the Endoscoptic technology with either a new pharmaceutical partner or an existing partner for a new product, and (iii) 100,000 shares of the Company's common stock upon the first approval or registration for marketing of a product incorporating the Endoscoptic technology in the United Kingdom, France, Germany, Spain, Italy, United States, Canada or Japan.

     The Endoscoptic notes payable totaling 2,600,000 French Francs (approximately $361,000) which will be exchanged are payable to the Company's Chairman of the Board and major shareholder in the amount of 1,600,000 French Francs (approximately $222,000), and to a company who's CEO is a member of the Company's board of directors in the amount of 1,000,000 French Francs (approximately $139,000).

     In October 2001, the Company also entered into a development and consulting agreement under which Endoscoptic will provide development and consulting services in connection with the technology acquired by the Company in the technology acquisition agreement. The Company will pay to Endoscoptic $20,000 per month for an initial term of 24 months beginning in July 2001, with the right to extend the term of the agreement for two 12 month periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares") entered into a Purchase Agreement with Permatec to purchase three subsidiaries from Permatec. Pursuant to the Purchase Agreement, Antares purchased all of the outstanding shares of each subsidiary. In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. The Share Transaction was consummated on January 31, 2001, and was accounted for as a reverse acquisition since Permatec held approximately 67% of the outstanding common stock of Antares immediately after the Share Transaction. Effective with the consummation of the Share Transaction the financial statements and related disclosures that were previously reported as Medi-Ject's were replaced with the Permatec financial statements and disclosures. Accordingly, operating results of Permatec are included in the September 30, 2000 and 2001 financial statements as well as the results of Antares since January 31, 2001.

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

Three and Nine Months Ended September 30, 2000 and 2001

Total revenues for the three and nine months ended September 30, 2001 were $596,757 and $2,290,079, respectively, reflecting increases over the same periods of the prior year of $462,776 and $1,899,954, or 345% and 487%, respectively. The increase in revenues is primarily the result of product sales in the three and nine-month periods of $304,241 and $1,379,768, respectively, attributable to the Antares/Minnesota operations. Antares/Switzerland had no product sales in the first nine-months of 2000 compared with product sales in the three and nine-month periods ended September 30, 2001 of $153,314 and $362,518, respectively.

Licensing and product development fee income increased by $5,221 or 4%, and $157,668 or 40% in the three and nine-month periods ended September 30, 2001, respectively, as compared to the prior-year periods. The increase in the nine-month period is primarily due to $150,000 of Antares/Minnesota development fee revenue recognized in the second quarter of 2001. The balance of the licensing and product development revenue is mainly attributable to recognizing previously deferred revenue on licensing and product development contracts that were deferred when the Company adopted the cumulative deferral method of accounting on January 1, 2000. In April 2001, the Company entered into an exclusive agreement to license certain drug-delivery technology to SciTech Medical Product Pte Ltd ("SciTech") in various Asian countries with options to other countries if certain conditions are met. The Company will receive an aggregate license fee of $600,000 in milestone payments upon the occurrence of certain events. In addition to the license fees, the Company will receive a 5% royalty from the sale of licensed products. At June 30, 2001 $200,000 had been recorded in accounts receivable and deferred revenue in connection with the SciTech agreement. In the third quarter the agreement was amended to change the due date of the initial $200,000 payment from June 30, 2001 to December 31, 2001. As a result, the Company recorded an adjustment in the third quarter to reduce the accounts receivable and deferred revenue by $200,000 to reflect the revised billing terms.

The cost of product sales in the third quarter and first nine-months of $373,190 and $1,093,116, respectively, are primarily attributable to injection device and disposable product sales of Antares/Minnesota.

Research and development expenses, excluding the write-off of acquired in-process research and development in 2001, totaled $685,894 and $2,080,673 in the third quarter and first nine-months of 2001, respectively, compared to $236,206 and $646,434 in the same periods of the prior year. The increases of $449,688 or 190% and $1,434,239 or 222% in the third quarter and first nine-months, respectively, are primarily due to research employee additions at Antares/Switzerland for increased research activities and the research costs incurred by Antares/Minnesota since January 31, 2001.

In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations.

Marketing and sales expenses in the three and nine-month periods ended September 30, 2001, totaled $363,050 and $1,007,057, respectively, compared to $315,883 and $888,769 in the same periods of the prior year. The increase in the quarter of $47,167 or 15% and increase in the nine-month period of $118,288 or 13% are both primarily due to the addition of Antares/Minnesota marketing and sales expenses since January 31, 2001, partially offset by a decrease in outside marketing travel and consulting expenses in Antares/Switzerland.

General and administrative expenses in the three and nine-month periods ended September 30, 2001, totaled $1,334,437 and $3,719,477, respectively, compared to $401,904 and $1,693,317 in the same periods of the prior year. The increases of $932,533 or 232% and $2,026,160 or 120% in the third quarter and nine-month period, respectively, are primarily due to the addition of Antares/Minnesota general and administrative costs since January 31, 2001, plus an increase in Antares/Switzerland administrative personnel, partially offset by a decrease in Antares/Switzerland restructuring costs.

Net other income (expense) changed from net expenses of $138,886 and $418,394 in the third quarter and first nine-months of 2000, respectively, to net income of $2,924 and $68,684 in the same periods of this year. The three and nine-month periods of 2000 were primarily composed of currency losses of Antares/Switzerland and interest expense. The same periods of 2001 were primarily composed of interest income on funds received in our private placement of equity offset by other expenses in the third quarter and interest expense in the first nine-months.

Cash Flows

Net cash used in operating activities increased by $3,526,362 from $2,371,926 in the first nine-months of 2000 to $5,898,288 in the same period of 2001. This increase is due to the higher net loss from operations in 2001 after considering the cumulative effect of change in accounting principle in 2000, and the net reduction in current liabilities after private placement equity funds were received in 2001.

Net cash used in investing activities increased $197,551 from $446,453 in 2000 to $644,004 in 2001, due primarily to increased capital expenditures in 2001 and cash loaned to Medi-Ject before the closing of the Share Transaction, offset by the cash balance in Medi-Ject when the Share Transaction closed and a reduction in cash outlays in 2001 for deferred acquisition costs.

Net cash provided by financing activities increased $8,439,362 from $2,648,813 in 2000 to $11,088,175 in 2001 due primarily to the private placement of common stock equity during 2001.

The net change in cash increased $4,333,166 between periods from a net decrease of $200,463 in 2000 to a net increase of $4,132,703 in 2001.

Liquidity

As reflected in the accompanying financial statements, Antares incurred a net operating loss of $6,489,560 for the nine months ended September 30, 2001. In addition, Antares has incurred net losses and has had negative cash flows from operating activities since inception. As further described above, Medi-Ject Corporation acquired three subsidiaries of Permatec in a transaction accounted for as a reverse acquisition on January 31, 2001. Upon consummation of this transaction, subordinated loans of $13,173,497 were converted to equity and the net liabilities of two subsidiaries, which aggregate $537,683, not purchased by Medi-Ject, were assumed by Dr. Jacques Gonella. Through March 5, 2001, the Company raised $10,000,000 through private placements of common stock. To provide the Company with sufficient liquidity through 2002, management believes that along with projected product development and license revenues it will be necessary to raise additional working capital. The Company is currently considering different equity raising possibilities.

New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the

Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,159,766, and unamortized identifiable intangible assets of $1,935,588, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $177,963 and $173,317 for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Topic No. D-98 which provides the staff's views on the classification and measurement of redeemable equity securities. This announcement provides clarification about the balance sheet classification and measurement of securities subject to either mandatory redemption features or whose redemption is outside the control of the issuer. The Company's Series A preferred stock which was issued in November 1998, was previously classified outside of permanent equity in mezzanine equity due to its mandatory redemption upon liquidation of sale of substantially all of the Company's common stock or assets. After evaluating the guidance of Topic No. D-98, the Company has concluded that its Series A preferred stock which aggregates $1,200,000 should be reclassified as permanent equity as the holders of the Series A stock do not have voting control of the shareholder group or on the board of directors. The Company has chosen to adopt the provisions of Topic D-98 during the quarter ended September 30, 2001 and has reclassified the $1,200,000 Series A preferred stock previously reported in mezzanine equity to permanent equity. The Company's March 31, 2002 and June 30, 2002 quarterly reports on form 10-Q, will reflect the reclassification of the $1,200,000 Series A preferred stock to permanent equity.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

Market risk, since December 31, 2000, has been reduced due to the conversion of subordinated loans from shareholders of $13,173,497 and notes receivable from Medi-Ject of $5,500,000 into equity plus the infusion of cash from the private placement of common stock of $10,000,000.

Currency Exposure

The Company is subject to foreign currency exposure, primarily with the Swiss Franc and the Euro. At September 30, 2001, the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its Antares/Switzerland financial information into U.S. dollars.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANTARES PHARMA, INC.


November 8, 2001                        /s/ Roger G. Harrison, Ph.D.
                                        --------------------------------------
                                        Roger G. Harrison, Ph.D.
                                        President and Chief Executive Officer


November 8, 2001                        /s/ Lawrence M. Christian
                                        --------------------------------------
                                        Lawrence M. Christian
                                        Vice President - Finance, Chief
                                        Financial Officer and Secretary