Form 10-Q
period 2002-03-31
ANTARES PHARMA INC /MN/
filed 2002-05-13
CIK 1016169

                ================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

Commission File Number 0-20945

                              ANTARES PHARMA, INC.

       A Minnesota Corporation                  IRS Employer ID No. 41-1350192

                       707 Eagleview Boulevard, Suite 414
                               Exton, Pennsylvania
                                      19341

                                 (610) 458-6200

                               -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No ____
                                       -----

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 2002, was 9,201,188.

                               ===================

                              ANTARES PHARMA, INC.

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I.       FINANCIAL INFORMATION


   ITEM 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets, as of December 31, 2001 and
              March 31, 2002 .....................................................     3

              Consolidated Statements of Operations for the three months ended
              March 31, 2001 and 2002 ............................................     4

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and 2002 ............................................     5

              Notes to Consolidated Financial Statements .........................     6


   ITEM 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..........................................     11

   ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk .........     15


PART II.      OTHER INFORMATION ..................................................     16


              SIGNATURES .........................................................     17

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           December 31,        March 31,
                                                                                              2001               2002
                                                                                         --------------     --------------
                                                          Assets

Current Assets:
       Cash ...........................................................................  $    1,965,089     $      873,317
       Accounts receivable, less allowance for doubtful accounts of $18,000 ...........         535,461            610,700
       VAT and other receivables ......................................................         331,660            318,664
       Inventories ....................................................................         655,691            521,760
       Prepaid expenses and other assets ..............................................          55,041            204,040
                                                                                         --------------     --------------
              Total current assets ....................................................       3,542,942          2,528,481

Equipment, furniture and fixtures, net ................................................       1,924,675          1,783,880
Patent rights, net ....................................................................       2,464,336          2,508,423
Goodwill, net .........................................................................       3,095,355          3,095,355
Other assets ..........................................................................         101,142             99,936
                                                                                         --------------     --------------

              Total Assets ............................................................  $   11,128,450     $   10,016,075
                                                                                         ==============     ==============

                                           Liabilities and Shareholders' Equity

Current Liabilities:
       Accounts payable ...............................................................  $      637,794     $      594,124
       Accrued expenses and other liabilities .........................................       1,070,916          1,089,762
       Deferred revenue ...............................................................       1,511,198          1,660,381
       Capital lease obligations - current maturities .................................          91,054             90,814
       Liabilities to related parties .................................................         243,692          1,131,211
                                                                                         --------------     --------------
              Total current liabilities ...............................................       3,554,654          4,566,292

Capital lease obligations, less current maturities ....................................         105,629             83,020
                                                                                         --------------     --------------
              Total liabilities .......................................................       3,660,283          4,649,312
                                                                                         --------------     --------------


Shareholders' Equity:
       Series A Convertible Preferred Stock:  $0.01 par; authorized 10,000 shares; 1,250 issued and outstanding at December 31, 2001 and
          March 31, 2002 ..............................................................              13                 13
       Common Stock:  $0.01 par; authorized 15,000,000 shares;
          9,161,188 and 9,201,188 issued and outstanding at
          December 31, 2001 and March 31, 2002, respectively ..........................          91,612             92,012
       Additional paid-in capital .....................................................      37,464,531         37,482,577
       Accumulated deficit ............................................................     (29,457,033)       (31,603,673)
       Deferred compensation ..........................................................        (251,016)          (222,600)
       Accumulated other comprehensive loss ...........................................        (379,940)          (381,566)
                                                                                         --------------     --------------
                                                                                              7,468,167          5,366,763
                                                                                         --------------     --------------
              Total Liabilities and Shareholders' Equity ..............................  $   11,128,450     $   10,016,075
                                                                                         ==============     ==============


          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                    --------------------------------
                                                                                         2001             2002
                                                                                    ---------------  ---------------
Revenues:
     Product sales ...............................................................  $      471,377   $      538,013
     Licensing and product development ...........................................         115,792          130,958
                                                                                    ---------------  ---------------
                                                                                           587,169          668,971

Cost of product sales ............................................................         293,872          661,424
                                                                                    ---------------  ---------------
Gross margin .....................................................................         293,297            7,547
                                                                                    ---------------  ---------------

Operating Expenses:
     Research and development ....................................................         570,951          731,128
     In-process research and development (Note 1) ................................         948,000                -
     Sales and marketing .........................................................         260,298          158,421
     General and administrative ..................................................       1,184,175        1,277,329
                                                                                    ---------------  ---------------
                                                                                         2,963,424        2,166,878
                                                                                    ---------------  ---------------

Net operating loss ...............................................................      (2,670,127)      (2,159,331)
                                                                                    ---------------  ---------------

Other income (expense):
     Interest income .............................................................         129,387            3,232
     Interest expense ............................................................         (84,204)          (8,362)
     Foreign exchange gains (losses) .............................................         (27,095)          18,538
     Other, net ..................................................................          (1,908)            (717)
                                                                                    ---------------  ---------------
                                                                                            16,180           12,691
                                                                                    ---------------  ---------------

Net loss .........................................................................      (2,653,947)      (2,146,640)

In-the-money conversion feature-preferred stock dividend (Note 6) ................      (5,314,125)               -
                                                                                    ---------------  ---------------

Net loss applicable to common shares .............................................  $   (7,968,072)  $   (2,146,640)
                                                                                    ===============  ===============

Basic and diluted net loss per common share ......................................  $        (1.14)  $        (.23)
                                                                                    ===============  ===============

Basic and diluted weighted average common shares outstanding .....................       7,012,134        9,170,077
                                                                                    ===============  ===============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the Three Months Ended
                                                                                                       March 31,
                                                                                          ----------------------------------
                                                                                               2001               2002
                                                                                          ---------------    ---------------
Cash flows from operating activities:
         Net loss ......................................................................  $   (2,653,947)    $   (2,146,640)
         Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .................................................         312,236            233,363
         Loss on disposal and abandonment of assets ....................................             126                  -
         In-process research and development ...........................................         948,000                  -
         Stock-based compensation expense ..............................................           1,926             46,862
         Changes in operating assets and liabilities, net of effect of business acquisition:
            Accounts receivable ........................................................          35,030            (75,239)
            VAT and other receivables ..................................................           6,586             12,996
            Inventories ................................................................         (75,766)           133,931
            Prepaid expenses and other assets ..........................................         (93,614)          (148,999)
            Accounts payable ...........................................................        (523,781)           (43,670)
            Accrued expenses and other .................................................        (124,350)            18,846
            Deferred revenue ...........................................................        (199,998)           149,183
            Liabilities to related parties .............................................           9,302           (112,481)
            Other ......................................................................           1,423              1,206
                                                                                          ---------------    ---------------
Net cash used in operating activities ..................................................      (2,356,827)        (1,930,642)
                                                                                          ---------------    ---------------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures ................................         (61,239)           (68,431)
         Proceeds from sale of equipment, furniture & fixtures .........................          91,699                  -
         Additions to patent rights ....................................................         (82,866)           (81,133)
         Increase in notes receivable and due from Medi-Ject ...........................        (602,756)                 -
         Acquisition of Medi-Ject, including cash acquired .............................         355,578                  -
                                                                                          ---------------    ---------------
Net cash used in investing activities ..................................................        (299,584)          (149,564)
                                                                                          ---------------    ---------------

Cash flows from financing activities:
         Proceeds from loans from shareholders .........................................       1,188,199          1,000,000
         Principal payments on capital lease obligations ...............................         (99,088)           (20,777)
         Proceeds from issuance of common stock, net ...................................       9,994,549                  -
                                                                                          ---------------    ---------------
Net cash provided by financing activities ..............................................      11,083,660            979,223
                                                                                          ---------------    ---------------

Effect of exchange rate changes on cash and cash equivalents ...........................        (290,304)             9,211
                                                                                          ---------------    ---------------

Net increase (decrease) in cash and cash equivalents ...................................       8,136,945         (1,091,772)
Cash and cash equivalents:
         Beginning of period ...........................................................         243,222          1,965,089
                                                                                          ---------------    ---------------
         End of period .................................................................  $    8,380,167     $      873,317
                                                                                          ===============    ===============

Cash paid during the period for interest ...............................................  $       84,204     $        3,942

----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities related to the Share Transaction in Notes 1 and 6.

           See accompanying notes to consolidated financial statements

                              ANTARES PHARMA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            March 31, 2001 and 2002

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         On January 31, 2001, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares" or "the Company") purchased from Permatec Holding AG ("Permatec") all of the outstanding shares of Permatec Pharma AG, Permatec Technology AG, and Permatec NV (the "Share Transaction"). In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. Upon the issuance, Permatec owned approximately 67% of the outstanding shares of Antares common stock. For accounting purposes, Permatec is deemed to have acquired Antares. The acquisition has been accounted for by the purchase method of accounting.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            March 31, 2001 and 2002

1.       Basis of Presentation (Continued)

         The purchase price allocation, based on an appraisal by an independent third-party appraisal firm, was as follows:

                 Cash acquired ............................  $        394,535
                 Current assets ...........................           900,143
                 Equipment, furniture and fixtures ........         1,784,813
                 Patents ..................................         1,470,000
                 Other intangible assets ..................         2,194,000
                 Goodwill .................................         1,276,806
                 Other assets .............................             3,775
                 Current liabilities ......................        (2,026,723)
                 Debt .....................................           (55,375)
                 In-process research and development ......           948,000
                                                             ----------------
                 Purchase price ...........................  $      6,889,974
                                                             ================

         In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statements of Operations.

2.       Going Concern

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company had negative working capital of $11,712 and $2,037,811 at December 31, 2001 and March 31, 2002, respectively, and has had net losses and negative cash flows from operating activities since inception.

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

         The Company has sufficient cash through June 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or borrowing from the Company's majority shareholder. The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note bears interest at the three month Euribor Rate as of the date of each advance, plus 5%. The principal and accrued interest is due on the earlier of (i) August 20, 2002, or (ii) the closing of a private placement of equity by the Company that results in net proceeds of $5,000,000. There can be no assurance hat the Company will ever

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            March 31, 2001 and 2002


2.    Going Concern (Continued)

      become profitable or that additional adequate funds will be available when needed or on acceptable terms.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.    Inventories

      Inventories consist of the following:

                                                  December 31,      March 31,
                                                      2001            2002
                                                 -------------    --------------
      Raw material ..........................    $   294,643      $   288,406
      Work in-process .......................         29,611           42,645
      Finished goods ........................        436,437          271,709
                                                 -------------    --------------
                                                     760,691          602,760
      Inventory reserve                             (105,000)         (81,000)
                                                 -------------    --------------
                                                 $   655,691      $   521,760
                                                 =============    ==============

4.    Industry Segment and Operations by Geographic Areas

      The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of Permatec's identifiable assets and revenues are summarized in the following table:

      We have operating assets located on two continents as follows:

                                                 December 31,        March 31,
                                                    2001               2002
                                               --------------    ---------------
      Switzerland .........................    $   2,388,337     $   2,023,131
      United States of America ............        8,740,113         7,992,944
                                               --------------    ---------------
                                               $  11,128,450     $  10,016,075
                                               ==============    ===============

      Revenues by region of origin are summarized as follows:

                                        For the Three Months Ended
                                                 March 31,
                                        --------------------------
                                            2001           2002
                                        -----------    -----------
      United States of America ......   $   57,768     $  159,011
      Europe ........................      465,935        486,018
      Other .........................       63,466         23,942
                                        -----------    -----------
                                        $  587,169     $  668,971
                                        ===========    ===========

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            March 31, 2001 and 2002

5.   Accounting for License Revenues

     During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

     During the quarters ended March 31, 2001 and March 31, 2002, the Company recognized $69,301 and $39,228, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

6.   In-The-Money Conversion Feature Preferred Stock Dividend

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

7.   Restricted Shares of Common Stock

     Roger G. Harrison, Ph.D., was appointed to the position of Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. In accordance with the terms of the employment agreement with Dr. Harrison, 40,000 restricted shares of common stock were granted to him on March 12, 2002, his first anniversary with the Company.

8.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and determined that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption, should be reclassified as goodwill. These amounts were previously classified as workforce, ISO certification and clinical studies. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            March 31, 2001 and 2002

8.   New Accounting Pronouncements (Continued)

     acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

     The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142. The Company is evaluating whether any impairment of goodwill may exist in accordance with the provisions of SFAS
     142. Adoption of SFAS 142 is expected to decrease amortization expenses in 2002 by approximately $410,000 as a result of ceasing amortization of goodwill and other intangible assets reclassified as goodwill. For the three-month period ended March 31, 2002, the adoption of SFAS 142 reduced amortization expense by $102,396 and decreased the net loss per common share by $0.01 per share.

     For the quarters ended March 31, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                  For the Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                    2001             2002
                                               ---------------  ---------------
     Net loss as reported ................     $  (7,968,072)   $  (2,146,640)
     Addback goodwill amortization .......            68,264                -
                                               ---------------  ---------------
     Adjusted net loss ...................     $  (7,899,808)   $  (2,146,640)
                                               ===============  ===============

     Basic and diluted loss per share:
         Net loss as reported ............             (1.14)           (0.23)
         Goodwill amortization ...........              0.01                -
                                               ---------------  ---------------
      Adjusted net loss ..................     $       (1.13)   $       (0.23)
                                               ===============  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2001 and 2002

Revenues

Total revenues for the three months ended March 31, 2001 and 2002 were $587,169 and $668,971, respectively. The increase in revenues of $81,802, or 14% is primarily the result of an increase in product sales of $66,636, or 14%. The product sales increase was mainly due to increased sales made to licensees in connection with clinical studies and other development activities under license agreements.

Licensing and product development fee income increased by $15,166 or 13% for the three months ended March 31, 2002 as compared to the prior-year period. The increase results from the receipt of approximately $725,000 of license and product development fees since March 31, 2001 that have been deferred and are being recognized over various periods, partially offset by a reduction in monthly revenue recognition in 2002 compared to 2001 on contracts existing at March 31, 2001 due to a change in estimated revenue recognition periods.

Cost of Sales

The cost of product sales of $293,872 and $661,424 for the first quarter of 2001 and 2002, respectively, are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales increased from 62% for the first quarter of 2001 to 123% for the first quarter of 2002. The significant increase during the 2002 period was primarily due to approximately $282,000 of inventory write-offs and inventory reserve adjustments related to the launch of the Medi-Ject Vision ("MJ7") device into new markets. Approximately $171,000 of this amount was due to a design defect in one of the disposable components discovered after product costing approximately $146,000 was sold to a distributor during the quarter. These sales were reversed during the quarter and the product was written-off to cost of sales. The design defect was immediately corrected and the Company expects to ship the majority of the replacement product to the distributor during the second quarter. The remaining $111,000 of inventory written-off was due to a production problem encountered in connection with another disposable component. The Company expects to incur only minor additional expenses associated with testing and making the required production modifications.

Research and Development

Research and development expenses totaled $570,951 and $731,128 in the three months ended March 31, 2001 and 2002, respectively. The increase of $160,177 or 28% is primarily due to the inclusion of three months of Antares/Minnesota expenses in 2002 compared with only two months in 2001 following the business combination on January 31, 2001, and research employee additions at Antares/Switzerland for increased research activities.

Sales and Marketing

Sales and marketing expenses totaled $260,298 and $158,421 in the three months ended March 31, 2001 and 2002, respectively. This decrease of $101,877 or 39% is primarily due to a decrease in consulting expenses offset by three months of Antares/Minnesota expenses in 2002 compared with only two months in 2001 following the business combination on January 31, 2001. The decrease in consulting expenses results from a management decision to reduce utilization of outside consulting services.

General and Administrative

General and administrative expenses totaled $1,184,175 and $1,277,329 in the three months ended March 31, 2001 and 2002, respectively. The increase of $93,154 or 8% is primarily due to the inclusion of three months of Antares/Minnesota expenses in 2002 compared with only two months in 2001 following the business combination on January 31, 2001, offset by decreases in professional services, expenses related to the business combination and amortization expense of $37,700 from the adoption of SFAS 142.

Other Income (Expense)

Net other income (expense) decreased $3,489 from net other income of $16,180 in the first quarter of 2001 to net other income of $12,691 in the first quarter of 2002. The first quarter 2001 other income (expense) is primarily composed of $129,387 of interest earnings on funds received in the private placement of equity offset by currency losses of $27,095 and interest expense of $84,204. The first quarter 2002 other income (expense) is primarily composed of exchange gains of $18,538 and interest income of $3,232, offset by interest expense of $8,362. The decrease in interest income of $126,155 results from a lower average cash balance during the first quarter of 2002 compared to 2001. Substantially all of the private placement funds received in the first quarter of 2001 have been used to fund operations and capital expenditures since March 31, 2001. Interest expense in the first quarter of 2001 included interest expense on outstanding notes incurred by Antares/Switzerland in January 2001 prior to the business combination, which accounts for nearly all of the $75,842 interest expense decrease from 2001 to 2002.

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $426,185, from $2,356,827 for the first quarter of 2001 to $1,930,642 for the first quarter of 2002. This was the result of net losses of $2,653,947 and $2,146,640 in the first quarter of 2001 and 2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Net noncash expenses of $1,262,288 in the first quarter of 2001 were mainly due to depreciation and amortization of $312,236 and in-process research and development of $948,000. Noncash expenses in the first quarter of 2002 totaled $280,225, consisting primarily of depreciation and amortization of $233,363 and stock-based compensation expense of $46,862.

The change in operating assets and liabilities in the first quarter of 2001 resulted in a net decrease to cash of $965,168, comprised mainly of reductions in accounts payable, accrued expenses and deferred revenue of $523,781, $124,350 and $199,998, respectively. In the first quarter of 2002, the change in operating assets and liabilities caused a decrease in cash of $64,227, primarily due to the increase in accounts receivable and prepaid expenses of $75,239 and $148,999, respectively, along with a decrease in liabilities to related parties of $112,481, offset by a decrease in inventories of $133,931 and an increase in deferred revenue of $149,183.

Investing Activities

Net cash used in investing activities decreased $150,020, from $299,584 in the first quarter of 2001 to $149,564 in the same period of 2002. In 2001, cash of $602,756 was loaned to Medi-Ject before the business combination and was offset by the cash balance of $355,578 in Medi-Ject at the time of the business combination. In addition, in 2001 the Company received proceeds of $91,699 from the sale of equipment, furniture and fixtures. Purchases of equipment, furniture and fixtures in the first quarter of 2001 and 2002 totaled $61,239 and $68,431, respectively, and expenditures for patent acquisition and development totaled $82,866 and $81,133, respectively.

Financing Activities

Net cash provided by financing activities decreased $10,104,437 from $11,083,660 in the first quarter of 2001 to $979,223 in the same period of 2002, due primarily to net proceeds of $9,994,549 received in the private placement of common stock equity during the first quarter of 2001.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note bears interest at the three month Euribor Rate as of the date of each advance, plus 5%. The principal and accrued interest is due on the earlier of (i) August 20, 2002, or (ii) the closing of a private placement of equity by the Company that results in net proceeds of $5,000,000.

Liquidity

The Company had negative working capital of $11,712 and $2,037,811 at December 31, 2001 and March 31, 2002, respectively, and incurred a net loss of $2,146,640 for the quarter ended March 31, 2002. In addition, the Company has had net losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2002, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

After consideration of the proceeds of $1,000,000 from the shareholder loan received in April 2002, the Company has sufficient cash through June 2002 and will be required to raise additional working capital to continue to exist. Management intends to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or borrowing from the Company's majority shareholder. There can be no assurance that the Company will ever become profitable or that adequate funds will be available when needed or on acceptable terms. If for any reason the Company is unable to obtain additional financing it may not be able to continue as a going concern, which may result in material asset impairments, other material adverse changes in the business, results of operations or financial condition, or the loss by shareholders of all or a part of their investment in the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and determined that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption, should be reclassified as goodwill. These amounts were previously classified as workforce, ISO certification and clinical studies. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142. The Company is evaluating whether any impairment of goodwill may exist in accordance with the provisions of SFAS 142. Adoption of SFAS 142 is expected to decrease amortization expenses in 2002 by approximately $410,000 as a result of ceasing amortization of goodwill and other intangible assets reclassified as goodwill. For the three-month period ended March 31, 2002, the adoption of SFAS 142 reduced amortization expense by $102,396 and decreased the net loss per common share by $0.01 per share.

For the quarters ended March 31, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                                  For the Three Months Ended
                                                                           March 31,
                                                              ------------------------------------
                                                                  2001                    2002
                                                              -------------          -------------
Net loss as reported .................................        $  (7,968,072)         $  (2,146,640)
Addback goodwill amortization ........................               68,264                     --
                                                              -------------          -------------
Adjusted net loss ....................................        $  (7,899,808)         $  (2,146,640)
                                                              =============          =============

Basic and diluted loss per share:
    Net loss as reported .............................                (1.14)                 (0.23)
    Goodwill amortization ............................                 0.01                     --
                                                              -------------          -------------
 Adjusted net loss ...................................        $       (1.13)         $       (0.23)
                                                              =============          =============

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the quarters ended March 31, 2001 and 2002 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

The Company's exposure to interest rate risk is limited to $1,000,000 borrowed on March 12, 2002 and $1,000,000 borrowed on April 24, 2002 under a $2,000,000
Term Note agreement with its majority shareholder dated February 20, 2002. The note bears interest at the three month Euribor Rate as of the date of each advance, plus 5%. The principal and accrued interest is due on the earlier of
(i) August 20, 2002, or (ii) the closing of a private placement of equity by the Company that results in net proceeds of $5,000,000. Due to the short-term nature of the note, the Company's exposure to interest rate risk is not believed to be material. The Company does not use derivative financial instruments to manage interest rate risk. All other existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The following is filed as an exhibit to Part I of this Form 10-Q:

        Exhibit No.                       Description
        -----------      ---------------------------------------------------------------------
           10.28         $2,000,000 Term Note with Dr. Jacques Gonella dated February 20, 2002

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                            ANTARES PHARMA, INC.

May 13, 2002                /s/ Roger G. Harrison, Ph.D.
                            ---------------------------------------------------
                            Roger G. Harrison, Ph.D.
                            Chief Executive Officer and President

May 13, 2002                /s/ Lawrence M. Christian
                            ---------------------------------------------------
                            Lawrence M. Christian
                            Chief Financial Officer, Vice President - Finance
                            and Secretary