Form 10-Q
period 2002-06-30
ANTARES PHARMA  INC
filed 2002-08-14
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

Commission File Number 0-20945

                              ANTARES PHARMA, INC.

A Minnesota Corporation                           IRS Employer ID No. 41-1350192


                       707 Eagleview Boulevard, Suite 414
                               Exton, Pennsylvania
                                      19341

                                 (610) 458-6200

                    ----------------------------------------



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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of July 31, 2002, was 9,790,325.

================================================================================

                              ANTARES PHARMA, INC.

                                      INDEX

                                                                                     PAGE
                                                                                     ----

PART I.        FINANCIAL INFORMATION


       ITEM 1. Financial Statements (Unaudited)
               Consolidated Balance Sheets, as of December 31, 2001 and
               June 30, 2002 .........................................................3

               Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2002 ...................................4

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 2001 and 2002 ..........................................5

               Notes to Consolidated Financial Statements ............................6


       ITEM 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ............................................14

       ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ...........19


PART II.       OTHER INFORMATION ....................................................20


               SIGNATURES ...........................................................21

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          December 31,         June 30,
                                                                                              2001               2002
                                                                                         ----------------   ----------------
                                                          Assets
Current Assets:
       Cash .......................................................................      $    1,965,089     $      442,678
       Accounts receivable, less allowance for doubtful accounts of $18,000 .......             535,461            909,176
       VAT and other receivables ..................................................             331,660            131,306
       Inventories ................................................................             655,691            697,863
       Prepaid expenses and other assets ..........................................              55,041            236,252
                                                                                         ----------------   ----------------
              Total current assets ................................................           3,542,942          2,417,275

Equipment, furniture and fixtures, net ............................................           1,924,675          1,816,117
Patent rights, net ................................................................           2,464,336          2,612,175
Goodwill, net .....................................................................           3,095,355          3,095,355
Other assets ......................................................................             101,142            131,524
                                                                                         ----------------   ----------------

              Total Assets ........................................................      $   11,128,450     $   10,072,446
                                                                                         ================   ================

                                           Liabilities and Shareholders' Equity

Current Liabilities:
       Accounts payable ...........................................................      $      637,794     $      644,429
       Accrued expenses and other liabilities .....................................           1,070,916            739,230
       Deferred revenue ...........................................................           1,511,198          2,486,538
       Capital lease obligations - current maturities .............................              91,054            136,171
       Due to related parties .....................................................             243,692            427,187
                                                                                         ----------------   ----------------
              Total current liabilities ...........................................           3,554,654          4,433,555

Capital lease obligations, less current maturities ................................             105,629             65,308
                                                                                         ----------------   ----------------
              Total liabilities ...................................................           3,660,283          4,498,863
                                                                                         ----------------   ----------------


Shareholders' Equity:
       Series A Convertible Preferred Stock:  $0.01 par; authorized 10,000 shares; 1,250 and 1,300 issued and outstanding at December 31, 2001 and
          June 30, 2002, respectively .............................................                  13                 13
       Common Stock:  $0.01 par; authorized 30,000,000 shares;
          9,161,188 and 9,790,325 issued and outstanding at
          December 31, 2001 and June 30, 2002, respectively .......................              91,612             97,903
       Additional paid-in capital .................................................          37,464,531         39,846,233
       Accumulated deficit ........................................................         (29,457,033)       (33,570,557)
       Deferred compensation ......................................................            (251,016)          (366,628)
       Accumulated other comprehensive loss .......................................            (379,940)          (433,381)
                                                                                         ----------------   ----------------
                                                                                              7,468,167          5,573,583
                                                                                         ----------------   ----------------
              Total Liabilities and Shareholders' Equity ..........................      $   11,128,450     $   10,072,446
                                                                                         ================   ================

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months Ended           For the Six Months Ended
                                                                     June 30,                           June 30,
                                                       ----------------------------------  ---------------------------------
                                                            2001              2002              2001             2002
                                                       ----------------  ----------------  ---------------- ----------------
Revenues:
     Product sales ...............................     $     813,354     $      990,555    $   1,284,731    $    1,528,568
     Licensing and product development ...........           292,799            138,058          408,591           269,016
                                                       ----------------  ----------------  ---------------- ----------------
                                                           1,106,153          1,128,613        1,693,322         1,797,584

Cost of product sales ............................           426,054            559,285          719,926         1,220,709
                                                       ----------------  ----------------  ---------------- ----------------
Gross margin .....................................           680,099            569,328          973,396           576,875
                                                       ----------------  ----------------  ---------------- ----------------

Operating Expenses:
     Research and development ....................           823,828            813,692        1,394,779         1,544,820
     In-process research and development .........                 -                  -          948,000                 -
     Sales and marketing .........................           383,709            240,748          644,007           399,169
     General and administrative ..................         1,200,865          1,338,448        2,385,040         2,615,777
                                                       ----------------  ----------------  ---------------- ----------------
                                                           2,408,402          2,392,888        5,371,826         4,559,766
                                                       ----------------  ----------------  ---------------- ----------------

Net operating loss ...............................        (1,728,303)        (1,823,560)      (4,398,430)       (3,982,891)
                                                       ----------------  ----------------  ---------------- ----------------

Other income (expense):
     Interest income .............................            70,223              6,735          158,184             9,967
     Interest expense ............................            (6,747)           (44,901)         (90,951)          (53,263)
     Foreign exchange gains (losses) .............            19,486            (55,180)          (7,609)          (36,642)
     Other, net ..................................           (33,382)                22            6,136              (695)
                                                       ----------------  ----------------  ---------------- ----------------
                                                              49,580            (93,324)          65,760           (80,633)
                                                       ----------------  ----------------  ---------------- ----------------

Net loss .........................................        (1,678,723)        (1,916,884)      (4,332,670)       (4,063,524)

In-the-money conversion feature-preferred
   stock dividend ................................                 -                  -       (5,314,125)                -

Preferred stock dividends ........................           (50,000)           (50,000)         (50,000)          (50,000)
                                                       ----------------  ----------------  ---------------- ----------------

Net loss applicable to common shares .............     $  (1,728,723)    $   (1,966,884)   $  (9,696,795)   $   (4,113,524)
                                                       ================  ================  ================ ================

Basic and diluted net loss per common share ......     $       (0.20)    $        (.21)    $       (1.22)   $        (.45)
                                                       ================  ================  ================ ================

Basic and diluted weighted average common
   shares outstanding ............................         8,840,448          9,286,359        7,931,333         9,228,539
                                                       ================  ================  ================ ================

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Six Months Ended
                                                                                                       June 30,
                                                                                           ---------------------------------
                                                                                                2001              2002
                                                                                           ----------------  ---------------
Cash flows from operating activities:
     Net loss ..........................................................................   $   (4,332,670)   $   (4,063,524)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................................          563,323           397,166
     Loss on disposal and abandonment of assets ........................................              126                 -
     In-process research and development ...............................................          948,000                 -
     Stock-based compensation expense ..................................................           18,063           185,833
     Changes in operating assets and liabilities, net of effect of business acquisition:
       Accounts receivable .............................................................         (365,026)         (373,715)
       VAT and other receivables .......................................................          126,834           200,354
       Inventories .....................................................................         (110,936)          (42,172)
       Prepaid expenses and other assets ...............................................          (42,205)         (181,211)
       Accounts payable ................................................................         (739,626)            6,635
       Accrued expenses and other ......................................................         (568,820)         (295,136)
       Deferred revenue ................................................................         (174,313)          975,340
       Due to related parties ..........................................................            9,302          (116,505)
       Other ...........................................................................           (4,545)          (30,382)
                                                                                           ----------------  ---------------
Net cash used in operating activities ..................................................       (4,672,493)       (3,337,317)
                                                                                           ----------------  ---------------

Cash flows from investing activities:
     Purchases of equipment, furniture and fixtures ....................................         (230,022)         (123,181)
     Proceeds from sale of equipment, furniture & fixtures .............................           91,699                 -
     Additions to patent rights ........................................................          (59,267)         (161,977)
     Increase in notes receivable and due from Medi-Ject ...............................         (602,756)                -
     Acquisition of Medi-Ject, including cash acquired .................................          355,578                 -
                                                                                           ----------------  ---------------
Net cash used in investing activities ..................................................         (444,768)         (285,158)
                                                                                           ----------------  ---------------

Cash flows from financing activities:
     Proceeds from loans from shareholders .............................................        1,188,199         2,300,000
     Principal payments on capital lease obligations ...................................         (125,768)          (55,722)
     Proceeds from issuance of common stock, net .......................................       10,016,268                 -
                                                                                           ----------------  ---------------
Net cash provided by financing activities ..............................................       11,078,699         2,244,278
                                                                                           ----------------  ---------------

Effect of exchange rate changes on cash and cash equivalents ...........................         (285,765)         (144,214)
                                                                                           ----------------  ---------------

Net increase (decrease) in cash and cash equivalents ...................................        5,675,673        (1,522,411)
Cash and cash equivalents:
     Beginning of period ...............................................................          243,222         1,965,089
                                                                                           ----------------  ---------------
     End of period .....................................................................   $    5,918,895    $      442,678
                                                                                           ================  ===============

Supplemental cash flow information:
     Cash paid during the period for interest ..........................................   $       90,951    $       16,290

-----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities in Notes 1, 2, 7 and 8.

           See accompanying notes to consolidated financial statements

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             June 30, 2001 and 2002




1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition and inventory reserves, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company's review, it has determined that these policies remain its most critical accounting policies for the six months ended June 30, 2002, and the Company has made no changes to these policies during 2002.

     On January 31, 2001, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares" or "the Company") purchased from Permatec Holding AG ("Permatec") all of the outstanding shares of Permatec Pharma AG, Permatec Technology AG, and Permatec NV (the "Share Transaction"). In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. Upon the issuance, Permatec and its affiliates owned approximately 67% of the outstanding shares of Antares common stock. For accounting purposes, Permatec is deemed to have acquired Antares. The acquisition has been accounted for by the purchase method of accounting.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002


1.   Basis of Presentation (Continued)

     The total consideration paid, or purchase price, for Medi-Ject was $6,889,974, which represents the fair market value of Medi-Ject and related transaction costs of $480,095. For accounting purposes, the fair value of Medi-Ject is based on the 1,424,729 shares of Medi-Ject common stock outstanding on January 25, 2000, at an average closing price three days before and after such date of $2.509 per share plus the estimated fair value of the Series A convertible preferred stock and the Series B mandatorily redeemable convertible preferred stock plus the fair value of outstanding stock options and warrants representing shares of Medi-Ject common stock either vested on January 25, 2000, or that became vested at the close of the Share Transaction plus the capitalized acquisition cost of Permatec.

     The purchase price allocation, based on an appraisal by an independent third-party appraisal firm, was as follows:

          Cash acquired ..............................   $        394,535
          Current assets .............................            900,143
          Equipment, furniture and fixtures ..........          1,784,813
          Patents ....................................          1,470,000
          Other intangible assets ....................          2,194,000
          Goodwill ...................................          1,276,806
          Other assets ...............................              3,775
          Current liabilities ........................         (2,026,723)
          Debt .......................................            (55,375)
          In-process research and development ........            948,000
                                                         ----------------
          Purchase price .............................   $      6,889,974
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

2.   Going Concern

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company's external auditors issued their report on the December 31, 2002 financial statements, which express substantial doubt about the Company's ability to continue as a going concern. The Company had negative working capital of $2,016,280 at June 30, 2002, and has had net losses and negative cash flows from operating activities since inception.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

2.   Going Concern (Continued)

     The Company believes it has sufficient cash through September 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or borrowing from the Company's majority shareholder. The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the
     Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In June 2002, the Company borrowed an additional $300,000 from the Company's majority shareholder on a short-term basis with interest at the three month Euribor Rate as of the date of the advance, plus 5%.

     On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and will receive an additional $600,000 when such registration statement is declared effective. Additionally, the Company intends to hold a special meeting of its shareholders on August 23, 2002, to approve the issuance of the shares issuable upon conversion of the debentures. Upon conversion of the debentures, existing common shareholders could experience substantial dilution of their investment. In addition, as the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the dates the debentures were sold, the Company will be recording an accounting charge for the beneficial in-the-money conversion feature of the debentures in the third quarter. This charge will be material to the financial statements and could equal the principal amount of the converted debentures.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

3.   Comprehensive Loss

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2002              2001             2002
                                                ---------------- ----------------  ---------------- ----------------
        Net loss ...........................    $  (1,678,723)   $  (1,916,884)    $  (4,332,670)   $  (4,063,524)
        Change in cumulative translation
        adjustment .........................          (32,350)         (51,815)         (340,755)         (53,441)
                                                ---------------- ----------------  ---------------- ----------------
        Comprehensive loss .................    $  (1,711,073)   $  (1,968,699)    $  (4,673,425)   $  (4,116,965)
                                                ================ ================  ================ ================

4.   Inventories

     Inventories consist of the following:

                                      December 31,            June 30,
                                         2001                   2002
                                  -------------------    ------------------
        Raw material ..........   $       294,643        $       342,323
        Work in-process .......            29,611                264,705
        Finished goods ........           436,437                170,835
                                  -------------------    ------------------
                                          760,691                777,863
        Inventory reserve .....          (105,000)               (80,000)
                                  -------------------    ------------------
                                  $       655,691        $       697,863
                                  ===================    ==================

5.   Industry Segment and Operations by Geographic Areas

     The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

     We have operating assets located on two continents as follows:

                                                             December 31,             June 30,
                                                                 2001                   2002
                                                         -------------------    ------------------
        Switzerland ................................     $      2,388,337       $      2,230,732
        United States of America ...................            8,740,113              7,841,714
                                                         -------------------    ------------------
                                                         $     11,128,450       $     10,072,446
                                                         ===================    ==================

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

5.   Industry Segment and Operations by Geographic Areas (Continued)

     Revenues by region of origin are summarized as follows:

                                                                For the Three Months Ended
                                                                         June 30,
                                                         ------------------------------------------
                                                                2001                  2002
                                                         -------------------    ------------------
        United States of America ..................      $        141,236       $        429,095
        Europe ....................................               955,943                675,196
        Other .....................................                 8,974                 24,322
                                                         -------------------    ------------------
                                                         $      1,106,153       $      1,128,613
                                                         ===================    ==================
                                                                 For the Six Months Ended
                                                                         June 30,
                                                         ------------------------------------------
                                                                2001                  2002
                                                         -------------------    ------------------
        United States of America ..................      $        251,226       $        684,001
        Europe ....................................             1,369,656              1,065,319
        Other .....................................                72,440                 48,264
                                                         -------------------    ------------------
                                                         $      1,693,322       $      1,797,584
                                                         ===================    ==================

6.   Accounting for License Revenues

     During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

     During the quarter and six-month periods ended June 30, 2001 and for the same periods ending June 30, 2002, the Company recognized $69,301, $138,601, $36,714 and $75,942, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

7.   In-The-Money Conversion Feature Preferred Stock Dividend

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

8.   Shareholders' Equity

     Roger G. Harrison, Ph.D., was appointed to the position of Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. In accordance with the terms of the employment agreement with Dr. Harrison, 40,000 restricted shares of common stock were granted to him on March 12, 2002, his first anniversary with the Company.

     During the second quarter of 2002 the Company issued 80,000 shares of fully vested common stock valued at $283,000 to two consultants for services to be performed. Of the 80,000 shares issued, 20,000 were issued as compensation directly related to the closing on July 12, 2002 of $2,000,000 of the Company's 10% Convertible Debentures. Expense related to 20,000 shares will be recognized as interest expense over the term of the debentures. Expense related to 60,000 shares is being recognized as the consulting services are provided to the Company. Through June 30, 2002 approximately $61,000 has been recognized as expense.

     On June 10, 2002 the principal balance of $2,000,000 and accrued interest of $36,550 under a term note agreement with the Company's majority shareholder, Dr. Jacques Gonella, was converted into 509,137 shares of common stock at $4.00 per share.

9.   New Accounting Pronouncements

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

     The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142. The Company engaged a third-party valuation firm to complete an evaluation of goodwill in accordance with the provisions of SFAS 142 and concluded that no impairment existed. Adoption of SFAS 142 is expected to decrease amortization expenses in 2002 by approximately $410,000 as a result of ceasing amortization of goodwill and other intangible assets reclassified as goodwill.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

9.   New Accounting Pronouncements (Continued)

     For the three and six-month periods ended June 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2002              2001             2002
                                                ---------------- ----------------  ---------------- ----------------
        Net loss as reported ...............    $  (1,728,723)   $  (1,966,884)    $  (9,696,795)   $  (4,113,524)
        Addback goodwill amortization ......          102,396                -           170,660                -
                                                ---------------- ----------------  ---------------- ----------------
        Adjusted net loss ..................    $  (1,626,327)   $  (1,966,884)    $  (9,526,135)   $  (4,113,524)
                                                ================ ================  ================ ================

        Basic and diluted loss per share:
            Net loss as reported ...........    $       (0.20)   $       (0.21)    $       (1.22)   $       (0.45)
            Goodwill amortization ..........             0.01                -              0.02                -
                                                ---------------- ----------------  ---------------- ----------------
         Adjusted net loss .................    $       (0.19)   $       (0.21)    $       (1.20)   $       (0.45)
                                                ================ ================  ================ ================

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

10.  Reconciliation of Loss and Share Amount Used in EPS Calculation

     Basic loss per common share is computed by dividing net loss available to Common Shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The 509,137 shares of common stock issued on June 10, 2002 to the Company's majority shareholder, Dr. Jacques Gonella, in connection with conversion of $2,036,550 in notes payable and accrued interest had only a minor effect on the loss per share for the three and six-month periods ended June 30, 2002, and the full impact from issuance of these shares will not be reflected in the loss per share calculations until future periods. The following table discloses the basic and diluted loss per share. In addition, as the Company is in a loss position, the table discloses the stock options and warrants outstanding at the end of each period which were excluded from the weighted average shares outstanding as their impact is anti-dilutive.

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2002              2001             2002
                                                ---------------- ----------------  ---------------- ----------------
        Net loss .............................. $  (1,728,723)   $  (1,966,884)    $  (9,696,795)   $  (4,113,524)
        Basic and diluted weighted average
        common shares outstanding .............     8,840,448        9,286,359         7,931,333        9,228,539
                                                ---------------- ----------------  ---------------- ----------------
        Basic and diluted net loss per common
        share ................................. $       (0.20)   $       (0.21)    $       (1.22)   $       (0.45)
                                                ================ ================  ================ ================

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

10.  Reconciliation of Loss and Share Amount Used in EPS Calculation (Continued)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                      2001             2002              2001             2002
                                                ---------------- ----------------  ---------------- ----------------
        Antidilutive stock options and
        warrants ..............................     1,666,103        1,748,107         1,666,103        1,748,107
                                                ================ ================  ================ ================

11.  Related Party Transactions

     Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's majority shareholder, Dr. Jacques Gonella. In connection with this agreement the Company recognized expense of $77,500 and $93,000 for the six-month periods ended June 30, 2001 and 2002, respectively. Amounts owed to JG Consulting AG at December 31, 2001 and June 30, 2002 were $90,532 and $15,500, respectively. In addition, in 2001 the Company sold equipment, furniture and fixtures to JG Consulting AG for $91,699, which approximated the book value of the assets sold.

     During the six months ended June 30, 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2001 and June 30, 2002 the Company had a payable to this company of $92,500.

     During the six months ended June 30, 2002 the Company recognized expense of approximately $67,000 for consulting services provided by John Gogol, one of the Company's board members. The Company had a payable to Mr. Gogol at December 31, 2001 and June 30, 2002 of $6,363 and $15,000, respectively.

     At June 30, 2002 the Company has an outstanding payable of $4,187 to another board member for board meeting travel expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition and inventory reserves, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company's review, it has determined that these policies remain its most critical accounting policies for the six months ended June 30, 2002, and the Company has made no changes to these policies during 2002.

Three and Six Months Ended June 30, 2001 and 2002

Revenues

Total revenues for the three and six months ended June 30, 2002 were $1,128,613 and $1,797,584, respectively, reflecting increases over the same periods of the prior year of $22,460 and $104,262, or 2% and 6%, respectively. The increase in revenues is due mainly to increases in product sales in the three and six-month periods of $177,201 and $243,837, respectively, offset by decreases in licensing and product development revenue. The increased product sales result primarily from increased sales made to licensees in connection with clinical studies and other development activities under license agreements.

Licensing and product development fee income decreased by $154,741 or 53%, and $139,575 or 34% in the three and six-month periods ended June 30, 2002, respectively, as compared to the prior-year periods. The decreases are primarily due to a $150,000 Antares/Minnesota one-time development fee earned in the second quarter of 2001 under a discrete contract. The balance of the licensing and product development revenue is attributable to the recognition of previously deferred revenue related to licensing and product development contracts.

During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter of 2000.

During the quarter and six-month periods ended June 30, 2001 and for the same periods ending June 30, 2002, the Company recognized $69,301, $138,601, $36,714 and $75,942, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

Cost of Sales

The costs of product sales are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales increased from 52% for the second quarter of 2001 to 56% for the second quarter of 2002, and increased from 56% for the first half of 2001 to 80% for the first half of

2002. The significant increase during the first half of 2002 was primarily due to approximately $282,000 of inventory write-offs and inventory reserve adjustments in the first quarter related to the launch of the Medi-Ject Vision ("MJ7") device into new markets. Approximately $171,000 of this amount related to a disposable component found to have a design defect, which was immediately corrected. The remaining $111,000 of inventory written-off was due to a production problem encountered in connection with another disposable component. The Company has incurred only minor additional expenses associated with testing and making the required production modifications.

Research and Development

Research and development expenses totaled $813,692 and $1,544,820 in the three and six-month periods ended June 30, 2002, respectively, compared to $823,828 and $1,394,779 in the same prior-year periods. The increase in the six-month period of $150,041 is primarily due to the inclusion of six months of Antares/Minnesota expenses in 2002 compared with only five months in 2001 following the business combination on January 31, 2001.

Sales and Marketing

Sales and marketing expenses totaled $240,748 and $399,169 in the three and six-month periods ended June 30, 2002, respectively, compared to $383,709 and $644,007 in the same periods of the prior year. The decreases in the current year three and six-month periods as compared to the prior-year periods of $142,961 or 37%, and $244,838 or 38%, respectively, are primarily due to a decrease in consulting expenses, offset in the six-month period by six months of Antares/Minnesota expenses in 2002 compared with only five months in 2001 following the business combination on January 31, 2001. The decrease in consulting expenses results from a management decision to reduce utilization of outside consulting services.

General and Administrative

General and administrative expenses totaled $1,338,448 and $2,615,777 in the three and six-month periods ended June 30, 2002, respectively, compared to $1,200,865 and $2,385,040 in the same periods of the prior year. The increases in the current year three-month and six-month periods as compared to the same prior-year period of $137,583 or 11% and $230,737 or 10%, respectively, are primarily due to the opening of the corporate office in Exton, PA in December of 2001 and expenses related to our equity advisor agreements. The increase in the six-month period is also due to the inclusion of six months of Antares/Minnesota expenses in 2002 compared with only five months in 2001 following the business combination on January 31, 2001, offset by decreases in expenses related to the business combination and amortization expense due to the adoption of SFAS 142.

Other Income (Expense)

Net other income (expense) changed to expense of $93,324 and $80,633 in the three and six-month periods of 2002, respectively, from income of $49,580 and $65,760, in the same periods ended June 30, 2001. The changes resulted primarily from decreased interest income due to lower average cash balances in 2002 compared to 2001 and increased currency exchange losses in 2002 compared to 2001. In addition, interest expense in the three-month period of 2002 increased by $38,154 over the same period in 2001 due to borrowings of $2,300,000 during the second quarter of 2002 from the Company's major shareholder. Interest expense for the six-months of 2001 of $90,951 resulted primarily from interest expense on outstanding notes incurred by Antares/Switzerland in January 2001 prior to the business combination, while interest expense for the six-months of 2002 of $53,263 is primarily due to the interest on the borrowings from the Company's major shareholder. The conversion of $2,000,000 of debt into common stock by the Company's major shareholder in June will decrease quarterly interest expense in the future by approximately $42,000, while the issuance of $2,000,000 of 10% Convertible Debentures in July will increase quarterly interest expense by approximately $50,000 until maturity or conversion.

The 509,137 shares of common stock issued on June 10, 2002 to the Company's majority shareholder, Dr. Jacques Gonella, in connection with conversion of $2,036,550 in notes payable and accrued interest had only a minor effect on the loss per share for the three and six-month periods ended June 30, 2002, and the full impact from issuance of these shares will not be reflected in the loss per share calculations until future periods.

Upon conversion of the 10% Convertible Debentures, existing common shareholders could experience substantial dilution of their investment. In addition, as the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the dates the debentures were sold, the Company will be recording an accounting charge for the beneficial in-the-money conversion feature of the debentures in the third quarter. This charge will be material to the financial statements and could equal the principal amount of the converted debentures.

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $1,335,176, from $4,672,493 for the first half of 2001 to $3,337,317 for the first half of 2002. This was the result of net losses of $4,332,670 and $4,063,524 in the first half of 2001 and 2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Net noncash expenses of $1,529,512 in the first half of 2001 were mainly due to depreciation and amortization of $563,323 and in-process research and development of $948,000. Noncash expenses in the first half of 2002 totaled $582,999, consisting primarily of depreciation and amortization of $397,166 and stock-based compensation expense of $185,833.

The change in operating assets and liabilities in the first half of 2001 resulted in a net decrease to cash of $1,869,335, comprised mainly of reductions in accounts payable and accrued expenses of $739,626 and $568,820, respectively, as a result of improved liquidity from the sale of common stock in the first half of 2001. In addition, an increase in accounts receivable used $365,026 in the 2001 period. In the first half of 2002, the change in operating assets and liabilities caused an increase in cash of $143,208, primarily due to the increase in deferred revenue of $975,340 and decrease in VAT and other receivables of $200,354, offset by increases in accounts receivable and prepaid expenses of $373,715 and $181,211, respectively, and decreases in accrued expenses and liabilities to related parties of $295,136 and $116,505, respectively. The increase in deferred revenue of $975,340 resulted mainly from milestone payments of approximately $750,000 related to existing license agreements, along with approximately $300,000 related to agreements originating in 2002.

Investing Activities

Net cash used in investing activities decreased $159,610, from $444,768 in the first half of 2001 to $285,158 in the same period of 2002. In 2001, $602,756 was loaned to Medi-Ject before the business combination and was offset by the cash balance of $355,578 in Medi-Ject at the time of the business combination. In addition, in 2001 the Company received proceeds of $91,699 from the sale of equipment, furniture and fixtures. Purchases of equipment, furniture and fixtures in the first half of 2001 and 2002 totaled $230,022 and $123,181, respectively, and expenditures for patent acquisition and development totaled $59,267 and $161,977, respectively.

Financing Activities

Net cash provided by financing activities decreased $8,834,421 from $11,078,699 in the first half of 2001 to $2,244,278 in the same period of 2002, due primarily to net proceeds of $10,016,268 received during the first half of 2001 from issuance of common stock, of which $9,994,549 was received in the private placement of common stock.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note was interest bearing at the three month Euribor Rate as of the date of each advance, plus 5%. The principal and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In June 2002 the Company borrowed an additional $300,000 from the Company's majority shareholder on a short-term basis, with interest at the three month Euribor Rate as of the date of the advance, plus 5%.

Liquidity

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company's external auditor issued its report on the December 31, 2001 financial statements, which expressed substantial doubt about the Company's ability to continue as a going concern. The Company had negative working capital of $2,016,280 at June 30, 2002, and has had net losses and negative cash flows from operating activities since inception.

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

The Company believes it has sufficient cash to continue operations through September 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In June 2002 the Company borrowed an additional $300,000 from the Company's majority shareholder on a short-term basis with interest at the three month Euribor Rate as of the date of the advance, plus 5%.

On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock during the 20 trading days prior to the date of conversion, as reported on the Nasdaq SmallCap Market. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed a registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and will receive an additional $600,000 when such registration statement is declared effective. Additionally, the Company intends to hold a special meeting of its shareholders to approve the issuance of the shares issuable upon conversion of the debentures. Upon conversion of the debentures, existing common shareholders could experience substantial dilution of their investment. In addition, as the per share conversion price of the debentures into common stock was substantially lower than the market price of our common stock on the dates the debentures were sold, we will be recording an accounting charge for the beneficial in-the-money conversion feature of the debentures in the third quarter. This charge will be material to our financial statements and could equal the principal amount of the converted debentures.

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

The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142. The Company engaged a third-party valuation firm to complete an evaluation of goodwill in accordance with the provisions of SFAS 142 and concluded that no impairment exists. Adoption of SFAS 142 is expected to decrease amortization expenses in 2002 by approximately $410,000 as a result of ceasing amortization of goodwill and other intangible assets reclassified as goodwill.

For the three and six month periods ended June 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                             ----------------------------------   ----------------------------------
                                                  2001              2002               2001              2002
                                             ----------------  ----------------   ----------------  ----------------
Net loss as reported                         $  (1,728,723)    $  (1,966,884)     $  (9,696,795)    $  (4,113,524)
Addback goodwill amortization                      102,396                 -            170,660                 -
                                             ----------------  ----------------   ----------------  ----------------
Adjusted net loss                            $  (1,626,327)    $  (1,966,884)     $  (9,526,135)    $  (4,113,524)
                                             ================  ================   ================  ================

Basic and diluted loss per share:
    Net loss as reported                     $       (0.20)    $       (0.21)     $       (1.22)    $       (0.45)
    Goodwill amortization                             0.01                 -               0.02                 -
                                             ----------------  ----------------   ----------------  ----------------
 Adjusted net loss                           $       (0.19)    $       (0.21)     $       (1.20)    $       (0.45)
                                             ================  ================   ================  ================

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. For the three and six-months ended June 30, 2002, the Company recorded an increase to cumulative comprehensive loss of $51,815 and $53,441, respectively, and $32,350 and $340,755, respectively, for the same prior-year periods related to foreign currency translation adjustments. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the three and six-months ended June 30, 2001 and 2002 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

The Company's exposure to interest rate risk is not believed to be material. The Company does not use derivative financial instruments to manage interest rate risk. All existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) On June 10, 2002 Dr. Jacques Gonella, majority shareholder and chairman of the Company, converted his $2,000,000 loan to the Company and related accrued interest of $36,550 into 509,137 shares of unregistered common stock at a price of $4.00 per share. The Company used the proceeds of the loan for working capital. The stock issued to Dr. Gonella was exempt from registration under Rule 506 of the Securities Act of 1933. Dr. Gonella is an accredited investor and was the only recipient of shares in this offering.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                         Description
         -----------          --------------------------------------------------
              99.1            Section 906 CEO and CFO Certification

(b)      Reports on Form 8-K

         Form 8-K was filed on June 25, 2002, which describes the conversion of a $2,000,000 Term Note with the Company's majority shareholder, Dr. Jacques Gonella, into 509,137 shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                               ANTARES PHARMA, INC.

August 14, 2002                 /s/ Roger G. Harrison, Ph.D.
                               -------------------------------------------------
                               Roger G. Harrison, Ph.D.
                               Chief Executive Officer and President

August 14, 2002                 /s/ Lawrence M. Christian
                               -------------------------------------------------
                               Lawrence M. Christian
                               Chief Financial Officer, Vice President - Finance and Secretary