Form 10-K/A
period 2001-12-31
ANTARES PHARMA  INC
filed 2002-09-19
CIK 1016169

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

                                    PART I

Item 1.       BUSINESS


General

     On January 31, 2001, Antares Pharma, Inc. ("Antares" or the "Company") (formerly known as Medi-Ject Corporation) completed a business combination to acquire the three operating subsidiaries of Permatec Holding AG ("Permatec"), headquartered in Basel, Switzerland. Upon consummation of the transaction, the acquired Permatec subsidiaries were renamed Antares Pharma AG, Antares Pharma IPL AG and Antares Pharma NV. Prior to the closing of the business combination, we did not have sufficient funds to continue our operations, and we had determined that it was necessary to, among other things, either raise more capital or merge with another biopharmaceutical company. Medi-Ject was a company focused on delivery of drugs across the skin using needle free technology, and Permatec specialized in delivery of drugs across the skin using transdermal patch and gel technologies. Given that both groups were focused on delivery of drugs across the skin, but with a focus on different sectors, we believed that a business combination would be attractive to both pharmaceutical partners and to our shareholders. The transaction was accounted for as a reverse acquisition, as Permatec's shareholders initially held approximately 67% of the outstanding stock of Antares. Accordingly, for accounting purposes, Permatec is deemed to have acquired Antares. Upon completion of the transaction we changed our name from Medi-Jet Corporation to Antares Pharma, Inc. The following discussion of our business incorporates the business combination with Permatec.

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

Manufacturing

     The Company operates a U.S. device manufacturing facility in compliance with current Quality System Regulations ("QSR") established by the Food and Drug Administration ("FDA") and by the centralized European regulatory authority (ISO 9001 and EN 46001). Injector and disposable parts are manufactured by third-party suppliers and assembled at the facility in Minneapolis, Minnesota. Quality control and final packaging are performed on-site. The Company may need to invest in automated assembly equipment if volume increases in the future. The Company is obligated to allow Becton Dickinson to bid on manufacturing our disposable plastic components of certain injector systems. The Company is obligated to negotiate with Becton Dickinson before any other company for exclusive rights to manufacture our disposable plastic components of certain injector systems. If the Company and Becton Dickinson are unable to agree on the terms and conditions of an agreement, the Company is free to negotiate with any third party on terms no more favorable in the aggregate than those that were offered to Becton Dickinson. The Company pays Becton Dickinson royalties on sales of plastic components of certain injector systems.

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

     During 2001, our international revenue accounted for 62% of our total revenue. Europe (primarily Germany) accounted for 85% of international revenue with the remainder coming primarily from Asia. The following three customers accounted for 71% of the Company's worldwide revenue in 2001: Ferring Pharmaceutical NV (38%), BioSante Pharmaceuticals, Inc. (28%) and Solvay Pharmaceuticals B.V. (5%). Revenue from Ferring resulted from sales of injection devices and related disposable components. Revenue from BioSante and Solvay resulted from license fees, milestone payments and clinical testing supplies for hormone replacement therapy transdermal gel formulations.

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

     Feasibility studies are those in which the Company's collaborative partner is assessing the potential value of the Company's technology with a specific product or products. Such studies often include a small fee to the Company, and the subjects of the studies are often kept confidential for competitive reasons (as with the Eli Lilly and Company agreement). Generally, any costs incurred in a feasibility study are borne by the Company's partner. The Company's current feasibility studies have not provided the Company with substantial revenue. The goal upon successful completion of a feasibility study is to move to a full licensing agreement with the partner. All of the registrant's feasibility studies remain in process and have not yet progressed to the licensing agreement stage.

     Distribution agreements are arrangements under which the Company's products are supplied to end-users through the distributor. The Company provides the distributor with injection devices, and the distributor often receives a margin on sales. The Company currently has five distribution agreements under which the distributors sell the Company's injector devices and related components for use with insulin. To date, the revenue received from these agreements has been immaterial.

     Under the Company's growth hormone agreements, the Company sells its injection devices to partners who manufacture and/or market human growth hormone directly. The partner then markets the Company's devices with its human growth hormone. The Company receives benefit from these agreements in the form of manufacturing margins and royalties on end-sales of the Company's products.

     Under the Company's December 1993 agreement with Ferring, the Company granted Ferring exclusive rights to use and market, throughout Europe and the former Soviet Union, the Company's injector device for use with the administration of human growth hormone. The Company also agreed to supply Ferring with all of its requirements of injector devices. Under the agreement, Ferring was required to pay the Company upon the occurrence of certain events, such as completion of certain clinical studies and receipt of regulatory approvals. All such payments have been received by the Company, and currently, the Company receives payment from Ferring for the supplied injectors. Unless Ferring exercises its option to renew the agreement for two-year periods, the agreement will terminate ten years following Ferring's receipt of technical and regulatory approvals to market the Company's injector devices in France, Germany, Italy and Spain. The Company expects the last of such approvals to be received by the end of 2002. In 2001, revenue from Ferring accounted for 48% of the Company's product sales. Revenue from the remaining three growth hormone agreements accounted for less than 3% of product sales in 2001.

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

SciTech                                  Estradiol/Testosterone     Hormone replacement therapy     Combi Gel(TM)
                                                                    (Asia, Australia & Oceania)
--------------------------------------------------------------------------------------------------------------------------
Pharmacia                                Ibuprofen Gel                          Pain                Gel
                                                                              (Sweden)
--------------------------------------------------------------------------------------------------------------------------

     Currently, the only agreement in the above table under which the Company markets its topical delivery products is with Recalcine in Chile, for whom the Company supplies its transdermal estradiol patch product. This product has also been approved in Brazil, but has not yet been marketed there. The remaining agreements in the table are license agreements under which the Company's partners are conducting clinical evaluations of the Company's products. For competitive reasons, the Company's partners usually do not divulge the exact stage of clinical development. The two major agreements in the topical delivery sector are with Solvay Pharmaceuticals and BioSante Pharmaceuticals, Inc. Under the Company's June 1999 agreement with Solvay, the Company granted an exclusive license to Solvay for the Company's transdermal gel technology for delivery of an estradiol/progestin combination for hormone replacement therapy. The exclusive license applies to all countries and territories in the world, except for the United States, Canada, Japan and Korea. The agreement contains a development plan under which the Company and Solvay collaborate to bring the product to market. Solvay must pay the Company a license fee of $5 million in four separate payments, all of which are due upon completion of various phases of the development plan. To date, the Company has received $1.5 million of this fee. Once commercial sale of the product begins, Solvay is required to, on a quarterly basis, pay the Company a royalty based on a percentage of sales. The royalty payments will be required for a period of 15 years or when the last patent for the product expires, whichever is later.

     In June 2000, the Company granted an exclusive license to BioSante to allow BioSante to develop and commercialize four of the Company's gel technology products for use in hormone replacement therapy in the United States, Canada and other countries. BioSante paid the Company $1 million upon execution of the agreement and is also required to pay the Company royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to the Company upon the occurrence of certain events.

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

                          Risks Related to Our Business

We will require additional capital to continue operations

     Our cash position will be insufficient to fund working capital requirements and will not be sufficient for us to reach profitability. We expect our working capital needs over the next twelve months to approximate $10.0 million. This amount consists of approximately $7.0 million for research and development, $500,000 for business development, $1.2 million for marketing and sales, $600,000 for regulatory and quality assurance and $5.7 million for general and administrative expenses, all of which is offset by approximately $5.1 million of projected license fees and net product margins. We are currently seeking funds through additional equity or debt offerings, equity investments by our strategic partners/customers and divestment of non-core technologies. There can be no assurance that sufficient additional equity or debt financing will be available. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug technologies or expansion of manufacturing capacity or cease operations altogether.

We have incurred significant losses to date, and for our last fiscal year we received an opinion from our accountants expressing doubt on our ability to continue as a going concern

     The report of our independent accountants in our 10-K for the fiscal year ended December 31, 2001, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows from operations. We had negative working capital of ($2,439,577) and ($11,712) at December 31, 2000 and 2001,
respectively. We incurred net losses of ($3,967,366), ($5,260,387) and ($9,499,101) in 1999, 2000 and 2001, respectively. The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We expect to report a net loss for the year ending December 31, 2002, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include the following:

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

We depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue

     During 2001, we derived 71% of our revenue from the following three customers:

     o    Ferring Pharmaceutical NV (38%)
     o    BioSante Pharmaceuticals, Inc. (28%)
     o    Solvay Pharmaceuticals B.V. (5%)

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

We have limited manufacturing experience and may experience manufacturing difficulties related to the use of new materials and procedures, which could increase our production costs and, ultimately, decrease our profits

     Our past assembly, testing and manufacturing experience for certain of our technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In addition, our plans call for significantly increased levels of production and a shift to performing more manufacturing functions internally rather than relying on third-party suppliers, which will require us to eventually expand beyond our current facilities. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. There can be no assurance that we will be able to successfully produce and manufacture our drug delivery technology. Any failure to do so would negatively impact our business, financial condition and results of operations.

Our technologies have achieved only limited acceptance by patients and physicians, which could have a negative effect on our revenue

     Our revenues depend on ultimate patient and physician acceptance of our needle-free injectors, gels, patches and our other potential drug delivery technologies as an alternative to more traditional forms of drug delivery including injections using a needle, tablets and liquid formulas. To date, these delivery technologies have achieved only limited acceptance from such parties. If our drug delivery technologies are not accepted in the marketplace, the pharmaceutical company partners may be unable to successfully market and sell our products, which would limit our ability to generate revenues and to achieve and/or sustain profitability. The degree of acceptance of our drug delivery systems depends on a number of factors. These factors include the following:

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

Our success depends on the market acceptance of alternative drug delivery technologies, and the failure to obtain such acceptance could substantially reduce our revenue

     Our success will, in large part, depend upon increasing market acceptance of our drug delivery technologies as an alternative to traditional delivery systems. During the time period since initial commercial introduction, our products have had only limited success competing with traditional drug delivery systems for a variety of reasons, including the size, cost and complexity of use and maintenance of our drug delivery technologies and the relatively small number of drugs that have been self-administered. In order to increase market acceptance, we believe that we must successfully develop improvements in the design and functionality of future drug delivery technology that will reduce cost and increase appeal to users, thereby making these technologies desirable despite their premium cost over traditional drug delivery systems. Projected improvements in functionality and design may not adequately address the actual or perceived complexity of using our drug delivery technologies or adequately reduce cost. In addition, we believe that our future success depends upon our ability to enter into additional collaborative agreements with drug and medical device manufacturers, as discussed below. There can be no assurance that we will be successful in these efforts or that our drug delivery technologies will ever gain sufficient market acceptance to achieve and/or sustain profitable operations.

     Although transdermal patches are a well-accepted method of drug delivery, many other companies compete in this sector. Because the cost of manufacturing equipment for transdermal patches is high, most manufacturing is done by a limited number of contract manufacturers. Therefore, our costs will remain high and our pricing options will be limited. We may develop a superior patch, but we may not be able to price it competitively, or our margins may not justify maintaining the business if our market share is low. Patches are not central to our business strategy and may suffer from lack of attention. There can be no assurance that we will be successful in the transdermal patch market.

     Because transdermal gels are a newer, less understood method of drug delivery, our potential consumers, the pharmaceutical manufacturers, have little experience with manufacturing costs or pricing parameters. Our assumption of higher value may not be shared by the consumer. To date, transdermal gels have gained successful entry into only a limited number of markets. There can be no assurance that transdermal gels will ever gain sufficient market acceptance in those or other markets to achieve and/or sustain profitable operations.

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

A recent FDA study questioned the safety of hormone replacement therapy for menopausal women, and our female hormone replacement therapy business may suffer as a result

     In July 2002, the Federal Drug Administration halted a study being conducted on oral female hormone replacement therapy (HRT) because the study showed an increased risk of breast cancer, heart disease and blood clots in women taking HRT. The study looked at only one brand of oral HRT, and there is no information on whether other brands with different levels of hormones would carry the same risks. Because the FDA's findings are very recent, we cannot assess what impact, if any, they will have on the HRT market as a whole, or on our own HRT product line. Additionally, there is no information at this point regarding whether the transdermal gels and patches that we market for HRT will be shown to carry the same risks as those found in the study.

We rely on third parties to supply components for our products, and any failure to retain relationships with these third parties could negatively impact our ability to manufacture our products

     Certain of our technologies contain a number of customized components manufactured by various third parties. Regulatory requirements applicable to medical device and transdermal patch manufacturing can make substitution of suppliers costly and time-consuming. In the event that we could not obtain adequate quantities of these customized components from our suppliers, there can be no assurance that we would be able to access alternative sources of such components within a reasonable period of time, on acceptable terms or at all. The unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of components could have a material adverse effect on our ability to manufacture and market our products.

We may be unable to successfully expand into new areas of drug delivery technology, which could substantially reduce our revenue and negatively impact our business as a whole

     We intend to continue to enhance our current technologies and pursue additional proprietary drug delivery technologies. Even if enhanced or additional technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because

     o    the potential technologies may fail clinical studies;
     o    we may not find a pharmaceutical company to adopt the technologies;
     o    it may be difficult to apply the technologies on a commercial scale;
     o    the technologies may be uneconomical to market; or
     o we may not receive necessary regulatory approvals for the potential technologies.

We have not yet completed research and development work or obtained regulatory approval for any technologies for use with any drugs other than insulin, human growth hormone and estradiol. There can be no assurance that any newly developed technologies will ultimately be successful or that unforeseen difficulties will not occur in research and development, clinical testing, regulatory submissions and approval, product manufacturing and commercial scale up, marketing, or product distribution related to any such improved technologies or new uses. Any such occurrence could materially delay the commercialization of such improved technologies or new uses or prevent their market introduction entirely.

As health insurance companies and other third-party payors increasingly challenge the products and services for which they will provide coverage, our individual consumers may be unable to afford to use our products, which could substantially reduce our revenues

     Our injector device products are currently sold in the European Community
(EC) and in the United States for use with human growth hormone or insulin. In the United States the injector products are only available for use with insulin. A transdermal patch containing estradiol for hormone replacement therapy is sold in Chile. Although it is impossible for us to identify the amount of sales of our products that our customers will submit for payment to third-party insurers, at least some of these sales may be dependent in part on the availability of adequate reimbursement from these third-party healthcare payors. Currently, insurance companies and other third-party payors reimburse the cost of certain technologies on a case-by-case basis and may refuse reimbursement if they do not perceive benefits to the technologies' use in a particular case. Third-party payors are increasingly challenging the pricing of medical products and services, and there can be no assurance that such third-party payors will not in the future increasingly reject claims for coverage of the cost of certain of our technologies. Insurance and third party payor practice vary from country to country, and changes in practices could negatively affect our business if the cost burden for our technologies were shifted more to the patient. Therefore, there can be no assurance that adequate levels of reimbursement will be available to enable us to achieve or maintain market acceptance of our technologies or maintain price levels sufficient to realize profitable operations. There is also a possibility of increased government control or influence over a broad range of healthcare expenditures in the future. Any such trend could negatively impact the market for our drug delivery technologies.

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue

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

     Additional risks that we face related to our collaborative agreements include the following:

     o other pharmaceutical and biotechnology companies may not consider our technology the most appropriate to provide the additional benefit such companies require in order for them to justify investment in our technology, and as a result we may be unable to enter into collaborative agreements to develop additional products using drug delivery technologies;
     o any existing or future collaborative agreements may not result in additional commercial products;
     o additional commercial products that we may develop may not be successful;
     o although none of our collaborative agreements have been terminated for failure to meet milestones, we may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees; and
     o we may not be able to develop successful new drug delivery technologies that will be attractive to potential pharmaceutical company partners.

The failure of any of our third party licensees to develop, obtain regulatory approvals for, market, distribute and sell our products could substantially reduce our revenue

     Pharmaceutical company partners help us develop, obtain regulatory approvals for, manufacture and sell our products. If one or more of these pharmaceutical company partners fail to pursue the development or marketing of the products as planned, our revenues and gross profits may not reach expectations or may decline. We may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. Further, we may incorporate certain of our drug delivery technologies into the oral dosage forms of products marketed and sold by pharmaceutical company partners. We do not have a direct marketing channel to consumers for drug delivery technologies. Therefore, the success of the marketing organizations of the pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies.

Because the barriers to entry in our product market are low, we face increasing competition which could force us to reduce our prices and, consequently, decrease our planned profits

     Our current competition comes primarily from traditional hypodermic needles and syringes that are used for the vast majority of injections administered today and from transdermal patch and gel products marketed by others. Currently, competition in the needle-free injection market is limited to small companies with limited financial and other resources, but the barriers to entry are currently low, and additional competitors may enter the needle-free injection systems market, including companies with substantially greater resources and experience than us. There can be no assurance that we will be able to compete effectively against our current or potential competitors in the drug delivery market, or that such competitors will not succeed in developing or marketing products that will be more accepted in such market. Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.


We have applied for, and have received, several patents, and we may be unable to protect our intellectual property, which would negatively affect our ability to compete

     Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments.

     Currently, we have been granted 23 patents in the United States and 23 patents in other countries. We have also made application for a total of 44 patents, both in the United States and other countries. Any patent applications we may have made or may make relating to our potential products, processes and technologies may not result in patents being issued. Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business or are able to circumvent our patents. Further, we may not have the necessary financial resources to enforce our patents.

     To protect our trade secrets and proprietary technologies and processes, we rely, in part, on confidentiality agreements with employees, consultants and advisors. These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully develop the information.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend

     Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringe their patent rights. If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in court. If we cannot obtain required licenses, are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. We may not have identified, or be able to identify in the future, United States or foreign patents that pose a risk of potential infringement claims.

     Additionally, the drugs to which our drug delivery technologies are applied are generally the property of the pharmaceutical companies. Those drugs may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies or third parties. If those patents or other forms of protection expire, become ineffective or are subject to the control of third parties, sales of the drugs by the collaborating pharmaceutical company may be restricted or may cease. Our revenues, in that event, may decline.

We may incur significant costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products

     The design, development, testing, manufacturing and marketing of pharmaceutical compounds, medical nutrition and diagnostic products and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The approval process is generally lengthy, expensive and subject to unanticipated delays. Currently, we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities in other countries and anticipate seeking regulatory approval from the FDA for products developed pursuant to the agreement with BioSante. Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by us or our partners. There can be no assurance as to when or whether such approvals from regulatory authorities will be received.

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

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions

     If we, or pharmaceutical companies with whom we are developing technologies, fail to comply with applicable regulatory requirements, we, and the pharmaceutical companies, may be subject to sanctions, including the following:

     o    warning letters;
     o    fines;
     o    product seizures or recalls;
     o    injunctions;
     o refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;
     o    total or partial suspension of production;
     o    withdrawals of previously approved marketing applications; or
     o    criminal prosecutions.

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

Product liability claims related to participation in clinical trials or the use or misuse of our products could prove to be costly to defend and could harm our business reputation

     The testing, manufacturing and marketing of products utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with whom we are developing drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of the product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. As the result either of adverse claim experience or of medical device or insurance industry trends, we may in the future have difficulty in obtaining product liability insurance or be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all.

Our business could suffer if our competitors develop a superior drug delivery technology, and we are unable to effectively compete with that technology

     Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Weston Medical Group plc, Equidyne Corporation, Bentley Pharmaceuticals, Inc., Cellegy Pharmaceuticals, Inc., Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc. and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

We expect our quarterly revenues and operating results to fluctuate for a number of reasons, which could cause our stock price to fluctuate

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

Our business may suffer if we lose certain key officers or employees

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

We are involved in many international markets, and this subjects us to additional business risks

     We have offices and a research facility in Basel, Switzerland, and we also license and distribute our products in the European Community and the United States. These geographic localities provide economically and politically stable environments in which to operate. However, in the future, we intend to introduce products through partnerships in other countries. As we expand our geographic market, we fill face additional ongoing complexity to our business and may encounter the following additional risks:

     o    increased complexity and costs of managing international operations;
     o    protectionist laws and business practices that favor local companies;
     o    dependence on local vendors;
     o    multiple, conflicting and changing governmental laws and regulations;
     o    difficulties in enforcing our legal rights;
     o    reduced or limited protections of intellectual property rights; and
     o    political and economic instability.

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

                        Risks Related to our Common Stock

Our stock price has been, and is likely to continue to be, volatile, which may result in a loss to our shareholders

     The market price for our common stock has been volatile. The trading prices of our common stock could be subject to wide fluctuations in response to events or factors, many of which are beyond our control. These could include, without limitation (i) quarter to quarter variations in our operating results, (ii) announcements by us or our competitors regarding the results of regulatory approval filings, clinical trials or testing, (iii) developments or disputes concerning proprietary rights, (iv) technological innovations or new commercial products, (v) material changes in our collaborative arrangements and (vi) general conditions in the medical technology industry. Moreover, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical technology and device companies and which have often been unrelated to the operating performance of such companies.

All decisions affecting our company are under the control of a single shareholder who owns a majority of the voting power of our common stock, and this could lower the price of our common stock

     As a result of our reverse business combination with Permatec in January 2001, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella own a majority of (currently 63.8%) the outstanding shares of our common stock. Because of Permatec's and Dr. Gonella's control of the Company, investors will be unable to affect or change the management or the direction of the Company. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because of Permatec's and Dr. Gonella's control of the Company, the price of our common stock could be materially depressed.

     Because Permatec and Dr. Gonella own more than 50% of the combined voting power of our stock, they will be able to generally determine the outcome of all corporate actions requiring shareholder approval. As a result, Permatec and Dr. Gonella will be in a position to control all matters affecting our Company, including decisions as to our corporate direction and policies; future issuances of our common stock or other securities; our incurrence of debt; amendments to our articles of incorporation and bylaws; payment of dividends on our common stock; and acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control.

Sales of our common stock by our officers and directors may lower the market price of our common stock

     As of December 31, 2001, our officers and directors beneficially owned in excess of 60% of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other shareholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

We do not expect to pay dividends in the foreseeable future

     We intend to retain all earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

Anti-takeover effects of certain by-law provisions and Minnesota law could discourage, delay or prevent a change in control

     Our articles of incorporation and bylaws along with Minnesota law could discourage, delay or prevent persons from acquiring or attempting to acquire us. Our articles of incorporation authorize our board of directors, without action by our shareholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine. In addition, our bylaws grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the shareholders to change or repeal the bylaws. In addition, our bylaws limit who may call meetings of our shareholders.

     As a public corporation, we are prohibited by the Minnesota Business Corporation Act, except under certain specified circumstances, from engaging in any merger, significant sale of stock or assets or business combination with any shareholder or group of shareholders who own at least 10% of our common stock.

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

Item 6.       SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)


                                                                                          At December 31,
                                                                  -----------------------------------------------------------
                                                                       1997         1998         1999        2000        2001
                                                                  ----------    --------     -------     --------    --------
Balance Sheet Data:
     Cash and cash equivalents............................        $    332     $    492    $     675    $     243   $  1,965
     Working capital (deficit)............................             114         (109)        (569)      (2,440)       (12)
     Total assets.........................................           1,656        2,671        2,284        6,975     11,128
     Long-term liabilities, less current maturities.......           3,328        7,918       10,099       17,732        106
     Accumulated deficit..................................          (3,767)      (8,037)     (12,004)     (17,264)   (29,457)

     Total shareholders' equity (deficit).................        $ (2,204)    $ (6,518)   $  (9,347)   $ (13,862)  $  7,468


                                                                                     Year Ended December 31,
                                                                  -----------------------------------------------------------
                                                                     1997         1998        1999         2000        2001
                                                                  ----------    --------    --------     --------    --------
Statement of Operations Data:
     Sales................................................        $     -      $      -    $       -    $      -    $  2,770
     Licensing and product development....................              -            68        1,348         560         729
     Contract research with related parties...............            145           179            4           -           -
                                                                  -------      --------    ---------    --------    --------
       Revenues...........................................            145           247        1,352         560       3,499
                                                                  -------      --------    ---------    --------    --------
     Cost of sales........................................              -             -            -           -       1,863
     Research and development.............................            796         1,750        1,647         939       4,504
     Sales and marketing..................................             70           179          213       1,157       1,343
     General and administrative...........................           1226         2,431        3,221       2,102       5,359
                                                                  -------      --------    ---------    --------    --------
       Operating expenses.................................          2,092         4,360        5,081       4,198      11,206
                                                                  -------      --------    ---------     -------    --------
     Net operating loss...................................         (1,947)       (4,113)      (3,729)     (3,638)     (9,570)
     Net other income (expense)...........................            (55)         (124)        (159)       (562)         73
     Income tax expense...................................            (54)          (33)         (79)         (1)         (2)
                                                                  -------      --------    ---------    --------    --------
     Loss before cumulative effect of change in
        accounting principle..............................         (2,056)       (4,270)      (3,967)     (4,201)     (9,499)
     Cumulative effect of change in accounting
        principle.........................................              -             -            -      (1,059)          -
                                                                  -------      --------    ---------    --------    --------
     Net loss.............................................         (2,056)       (4,270)      (3,967)     (5,260)     (9,499)
     In-the-money conversion feature-preferred
        stock dividend....................................              -             -            -           -      (5,314)
     Preferred stock dividends............................              -             -            -           -        (100)
                                                                  -------      --------    ---------    --------    --------
     Net loss applicable to common shares.................        $(2,056)     $ (4,270)   $  (3,967)   $ (5,260)   $(14,913)
                                                                  =======      ========    =========    ========    ========

Net loss per common share (1), (2) .......................        $  (.48)     $   (.99)   $    (.92)   $  (1.22)   $  (1.76)
                                                                  =======      ========    =========    ========   =========

Weighted average number of
     common shares .......................................          4,302         4,321        4,325       4,326       8,495
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

     The decrease in revenues in 2000 from 1999 resulted from lower license fees paid to Antares/Switzerland. In 1999, Antares/Switzerland received a $1,000,000 licensing fee in connection with a licensing agreement with BioSante. All revenue from this fee was recognized in 1999. However, effective January 1, 2000, the Company adopted the cumulative deferral method of accounting which substantially altered the timing under which the Company recognizes its licensing revenue. Accordingly, the Company deferred recognition of $1,059,622 of previously recognized license milestone payments, including a portion of the $1,000,000 license fee recognized in 1999. For the years ended December 31, 2000 and 2001, the Company recognized $277,200 and $267,180, respectively, of license revenues that were deferred at January 1, 2000, as a result of the adoption of the cumulative deferral method. Development revenues recognized during 2000 were $387,807 and license fees were $172,236.

     Licensing and product development revenue increased in 2001 by $168,890 to $728,933, primarily due to a $150,000 payment received by Antares/Minnesota under a research agreement. The research agreement was effective in April 2000, had an original term of 2 years and contained potential milestone payments. The $150,000 payment related to the Company's completion of various milestones related to the design and evaluation of materials for pre-filled needle-free syringes. The Company had no further obligations under the agreement following the achievement of this milestone. Therefore, the $150,000 payment was immediately recognized as revenue.

     In April 2001, the Company entered into an exclusive agreement to license certain drug-delivery technology to SciTech Medical Product Pte Ltd ("SciTech") in various Asian countries with options to other countries if certain conditions are met. The Company will receive an aggregate license fee of $600,000 upon the achievement of certain milestones, such milestones being structured around successful completion of clinical trials, subsequent submission to and/or approval by various regulatory authorities, and product commercialization. In addition to the license fees, the Company will receive a 5% royalty from the sale of licensed products. At June 30, 2001 $200,000 had been recorded in accounts receivable and deferred revenue in connection with the SciTech agreement. In the third quarter the agreement was amended to change the due date of the initial $200,000 payment from June 30, 2001 to December 31, 2001. The agreement was amended a second time to change the due date for this payment from December 31, 2001 to June 30, 2002. The Company recorded no deferred license fee revenue at December 31, 2001 and recognized no license fee revenue in 2001 in connection with this agreement.

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

In-Process Research and Development

     In connection with the business combination with Permatec, the Company acquired in-process research and development ("IPR&D") projects having an estimated fair value of $948,000, which had not yet reached technological feasibility and had no alternative future use. Accordingly, the $948,000 was immediately expensed in the consolidated statement of operations. The fair value of in-process research and development was determined using discounted forecasted cash flows directly related to the products expected to result from the research and development projects. The discount rates used in the valuation take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The weighted-average discount rate used in calculating the present value of the in-process technology was 65%. Projects included in the valuation were all within the injection technology area, which covers injection technology as it pertains to pre-filled needle-free syringes, mini-needle devices, single-shot disposable devices and reusable needle-free devices. The Company's valuation of IPR&D identified development costs and overhead expenses only by technology area, and not by project. The IPR&D projects were approximately 10%-40% complete at the time of acquisition.

     The nature of the efforts to develop the acquired in-process research and development into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations, including functionality, technical and performance requirements and specifications. The Company expects that the products incorporating the acquired technology will generally be completed and begin to generate cash flows over the 24 to 48 month period after the acquisition. Management estimates that it will cost approximately $27 million to complete IPR&D over the next nine years. The risks of not completing development within a reasonable period of time and the impact from development delays are discussed more fully in the Company's risk factors, beginning on page 11 of this annual report. The Company's funding for all IPR&D expenses will come from the receipt of licensing fees, milestone payments and possible divestment of some of its non-core technology. If these receipts are insufficient to cover funding needs, the Company will consider raising additional amounts through equity investments from existing business partners and/or funding opportunities in the private or capital markets. All IPR&D efforts existing as of the beginning of 2001 are currently continuing. The projections the Company used in evaluating IPR&D are still applicable, and the Company does not expect to begin realizing the benefits from IPR&D until 2003. The efforts pertaining to the IPR&D projects will be completed over the next several years, in conjunction with management's judgment of market conditions and availability of investment funds, with benefits estimated to accrue through 2009.

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

     Prior to the business combination, Permatec consisted of six entities: a holding company with no activity and five integrated operating subsidiaries. Two of the subsidiaries were not sold pursuant to the Purchase Agreement. The activities of these two subsidiaries were primarily research and development activities for other Permatec entities and to a lesser extent for third parties. The substantive operations of these two entities were moved into the remaining three subsidiaries as a result of restructuring activities undertaken by Permatec prior to the business combination. As these activities were integral to the historical financial statements of Permatec, they were included in the historical financial statements of Permatec until the date of the business combination, at which time their net liabilities of $537,683 were reflected as a deemed contribution of capital. Because the substance of the transaction was the contribution of additional equity by the majority shareholder to the post-merger entity, this transaction was recognized by the Company as an equity transaction similar to the sale of stock by a subsidiary without recognition of a gain, as prescribed by Staff Accounting Bulletin 84. These two entities have been fully liquidated and are in the process of being legally dissolved. The consolidation of the operations of the five entities into three entities was for purposes of gaining efficiencies in Permatec's operations and did not substantively change the consolidated group's operations.

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

Foreign Currency Translation

     Revenues of the subsidiaries are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. However, nearly all operating expenses, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation," the Company has determined that the Swiss Franc is the functional currency for its three subsidiaries. The reporting currency for the Company is the United States Dollar ("USD"). The financial statements of the Company's three subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the statements of operations.

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

Goodwill

     Goodwill arising from the purchase of minority ownership interests in 1996 was amortized on a straight-line basis over a period of five years. Goodwill arising from the Share Transaction described in Note 3 is being amortized on a straight-line basis over a period of ten years. Prior to the adoption of SFAS No. 142, the Company periodically estimated the future undiscounted cash flows to which goodwill relates to ensure that the carrying value of goodwill has not been impaired. To the extent the Company's undiscounted cash flows are less than the carrying amount of goodwill, the Company will recognize an impairment charge.

     In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company will adopt the provision of SFAS 142 beginning January 1, 2002, at which time the Company will cease the amortization of existing goodwill. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

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

Revenue Recognition

     The Company sells its proprietary needle-free injectors and related disposable products through pharmaceutical and medical product distributors. The Company's injectors and disposable products are not interchangeable with any competitive products and must be used together. The Company recognizes revenue upon shipment. The Company offers no price protection or return rights other than for customary warranty claims. Sales terms and pricing are governed by sales and distribution agreements.

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

     The Company accounts for stock-based instruments granted to nonemployees under the fair value method of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under SFAS 123, options are recorded at their fair value on the measurement date, which is typically the vesting date.

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

3.   Acquisition of Medi-Ject Corporation

     Upon closing of the Share Transaction on January 31, 2001, the full principal amount of Permatec's shareholders' loans to the three Permatec subsidiaries which were included in the Share Transaction, of $13,069,870, was converted to equity. There were no shares issued pursuant to this conversion, and the amounts were converted to additional paid-in capital using historical values.

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

Statement of Operations. The fair value of in-process research and development was determined by using discounted forecasted cash flows directly related to the products expected to result from the research and development projects. The discount rates used in the valuation take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The weighted-average discount rate used in calculating the present value of the in-process technology was 65%. Projects included in the valuation were approximately 10% to 40% complete and related to ongoing injection research, mini-needle technology, pre-filled syringes and single-shot disposable injection devices. The nature of the efforts to develop the acquired in-process research and development into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality, technical and performance requirements and specifications.

     Unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, assuming Permatec's acquisition of Medi-Ject, the conversion of the $5,000,000 in promissory notes, and the Company's implementation of SFAS 141 all collectively occurred on January 1, 2000, are as follows:

                                           Pro forma           Pro forma
                                          Year Ended          Year Ended
                                         December 31,         December 31,
                                             2000                 2001
                                         ------------        --------------
Net revenues.........................    $  2,553,284        $  3,811,362
Loss before cumulative effect of a
   change in accounting principle....    $(10,030,643)       $(15,086,836)
Net loss.............................    $(11,145,026)       $(15,086,836)
Net loss per share...................    $      (1.63)       $      (1.78)

4.   Composition of Certain Financial Statement Captions


                                                                 December 31,
                                                       ----------------------------
                                                           2000            2001
                                                       ------------    ------------
Inventories:
     Raw material....................................  $         --    $    254,890
     Work-in-process.................................            --          29,611
     Finished goods..................................            --         371,190
                                                       ------------    ------------
                                                       $         --    $    655,691
                                                       ============    ============
Equipment, furniture and fixtures:
     Furniture, fixtures and office equipment........  $    583,890    $  1,254,568
     Production equipment............................       442,470       1,567,849
     Less accumulated depreciation...................      (194,819)       (897,742)
                                                       ------------    ------------
                                                       $    831,541    $  1,924,675
                                                       ============    ============
Patent rights:
     Patent rights...................................  $    343,036    $  2,697,975
     Less accumulated amortization...................       (89,602)       (233,639)
                                                       ------------    ------------
                                                       $    253,434    $  2,464,336
                                                       ============    ============
Goodwill:
     Goodwill........................................  $    889,816    $  2,182,813
     Less accumulated amortization...................      (800,834)     (1,023,046)
                                                       ------------    ------------
                                                       $     88,982    $  1,159,767
                                                       ============    ============
Other intangibles:
     Clinical studies................................  $         --    $  1,270,000
     Workforce.......................................            --         625,000
     Other...........................................            --         299,000
     Less accumulated amortization...................            --        (258,412)
                                                       ------------    ------------
                                                       $         --    $  1,935,588
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

     Dr. Jacques Gonella, the Chairman of the Board of Directors of the Company and the Company's majority shareholder, receives 5,000 stock options annually, as do all of the Company's directors. Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company solely owned by Dr. Gonella. Under this agreement, the Company pays a monthly fee of $15,500 to JG Consulting AG.

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

_________________
* Less than 1%.
(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2002, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.
(2) Shares of Antares Common Stock issuable upon the exercise of outstanding options and warrants.
(3) Dr. Jacques Gonella owns controlling interest in Permatec Holding AG and, therefore, exercises voting and investment control for the entity.
(4)    The address of Permatec Holding AG is Hauptstrasse 16,
       4132 Muttenz, Switzerland.
(5) Axel Bolte is the Investment Manager of NMT Management AG and exercises voting and investment control for the entity. The address of NMT Management AG is Elisabethenstrasse 23, 4051 Basel, Switzerland
(6) Anne-Sophie Borgeaud is the Vice President and Senior Investment Officer of Lombard Odier & Co. and exercises voting and investment control for the entity. The address of Lombard Odier & Co. is 11 Rue de La Corraterie, 1204 Geneva, Switzerland.
(7) Bridget M. Healy is the Vice President, General Counsel and Secretary of Becton Dickinson and Company and exercises voting and investment control for the entity. The address of Becton Dickinson is 1 Becton Drive, Franklin Lakes, NJ 07417.
(8) The director's or officer's address is 707 Eagleview Boulevard, Suite 414, Exton, PA 19341.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2000 the Company had $321,640 payable to other companies ultimately owned by the Company's majority shareholder, Dr. Jacques Gonella, related to administration and management services provided by related companies in the period. This amount was non-interest bearing and was classified as a current liability. These related party loans were converted to equity on January 31, 2001.

     At December 31, 2000, the Company had subordinated loans payable to its majority shareholder, Dr. Jacques Gonella of $15,227,131 and to one of its minority shareholders, VECAP, of $2,436,889. These parties have provided the loans, which bear an annual interest rate of 3%, in several installments throughout the Company's operating history. The subordinated loans were converted to equity on January 31, 2001.

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

Item 14.  Controls and Procedures

     Item 14 has been omitted pursuant to the transition provisions of Exchange Act Release No. 34-46427.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

        (1)    Financial Statements - see Part II

        (2)    Financial Statement Schedules

                    Independent Auditors Report on Financial Statement Schedule
                    - see page 68 Schedule II - Valuation and Qualifying Accounts - see page 69

               All other schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the financial statements or the notes thereto.

        (3)    Item 601 Exhibits - see list of Exhibits below

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K for the fourth quarter of 2001.

(c)     Exhibits

        The following is filed as an exhibit to Part I of this Form 10-K/A:

      Exhibit No.   Description
      -----------   ------------------------------------------------------------
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

          10.24 2001 Stock Option Plan for Non-Employee Directors and Consultants (h)

          10.25     2001 Incentive Stock Option Plan for Employees (h)

          10.26* Consulting Agreement with JG Consulting AG dated February 1, 2001 (i)

          10.27 Office lease agreement with 707 Eagleview Boulevard Associates, a Pennsylvania Partnership, dated June 18, 2001
                    (i)

          10.28** $2,000,000 Term Note with Dr. Jacques Gonella dated February 20, 2002

          10.29*** Securities Purchase Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.

          10.30*** Registration Rights Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.

          10.31*** Security Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.

          10.32***  Form of Secured Convertible Debenture, dated July 12, 2002.

          10.33**** License Agreement with Solvay Pharmaceuticals BV, dated June
                    9, 1999.

          10.34**** License Agreement with BioSante Pharmaceuticals, Inc., dated
                    June 13, 2000.

          10.35**** Amendment No. 1 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated May 20, 2001.

          10.36**** Amendment No. 2 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated July 5, 2001.

          10.37**** Amendment No. 3 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated August 28, 2001.

          10.38**** Amendment No. 4 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated August 8, 2002.

          23.1      Consent of KPMG LLP

          24.1 Form of Confirming Statement, together with form of Power of Attorney

          99.1      Section 906 CEO and CFO Certification


          * Indicates management contract or compensatory plan or arrangement.

          ** Previously filed as an Exhibit to our Form 10-Q for the period ended March 31, 2002, filed with the SEC on May 13, 2002.

          *** Previously filed as the same numbered exhibit to our Current Report on Form 8-K filed with the SEC on July 17, 2002.

          **** Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on September 19, 2002.

                                    ANTARES PHARMA, INC.

                                    /s/ Roger G. Harrison, Ph.D.
                                    ----------------------------------------
                                    Roger G. Harrison, Ph.D.
                                    Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on September 19, 2002.

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


                                    Director, Chairman of the Board
----------------------------------
Dr. Jacques Gonella


               *                    Director, Vice Chairman of the Board
----------------------------------
Franklin Pass, M.D.


               *                    Director
----------------------------------
Jim Clark


               *                    Director
----------------------------------
Prof. Ubaldo Conte


               *                    Director
----------------------------------
Dr. Philippe Dro


                                    Director
----------------------------------
John S. Gogol


                                    Director
----------------------------------
Jacques F. Rejeange


               *                    Director
----------------------------------
Dr. Thomas Rinderknecht


----------
* By /s/ Lawrence M. Christian
    -------------------------------------------
      Lawrence M. Christian, Attorney in fact

                                 Certifications

I, Roger G. Harrison, Ph. D., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Antares Pharma, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  September 19, 2002

/s/ Roger G. Harrison, Ph. D.
-----------------------------------
Roger G. Harrison, Ph. D.
Chief Executive Officer and President

I, Lawrence M. Christian, certifiy that:

1. I have reviewed this amended annual report on Form 10-K/A of Antares Pharma, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  September 19, 2002

/s/ Lawrence M. Christian
-----------------------------------
Lawrence M. Christian
Chief Financial Officer, Vice President - Finance and Secretary

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