Form 10-Q/A
period 2002-03-31
ANTARES PHARMA  INC
filed 2002-09-19
CIK 1016169

                ================================================

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

                               ===================

                              ANTARES PHARMA, INC.

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I.       FINANCIAL INFORMATION


   ITEM 1.    Financial Statements (Unaudited)

              Consolidated Balance Sheets, as of December 31, 2001 and
              March 31, 2002 .....................................................     3

              Consolidated Statements of Operations for the three months ended
              March 31, 2001 and 2002 ............................................     4

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and 2002 ............................................     5

              Notes to Consolidated Financial Statements .........................     6


   ITEM 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..........................................     11

   ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk .........     15

   ITEM 4.    Controls and Procedures.............................................     15

PART II.      OTHER INFORMATION ..................................................     16


              SIGNATURES .........................................................     17

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

         The purchase price allocation was as follows:

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

         Unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, and for the three months ended March 31, 2001, assuming Permatec's acquisition of Medi-Ject, the conversion of the $5,000,000 in promissory notes, and the Company's implementation of SFAS 141 all collectively occurred on January 1, 2000, are as follows:

                                                     Pro forma       Pro forma        Pro forma
                                                    Year Ended       Year Ended   Three Months Ended
                                                    December 31,    December 31,      March 31,
                                                        2000            2001            2001
                                                    ------------    ------------  ------------------
           Net revenues............................ $  2,553,284    $  3,811,362     $   900,007
           Loss before cumulative effect of a
              change in accounting principle....... $(10,030,643)   $(15,086,836)    $(8,537,853)
           Net loss................................ $(11,145,026)   $(15,086,836)    $(8,537,853)
           Net loss per share...................... $      (1.63)   $      (1.78)    $     (1.22)

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

         The Company has sufficient cash through June 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or borrowing from the Company's majority shareholder. The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note bears interest at the three month Euribor Rate as of the date of each advance, plus 5%. The principal and accrued interest is due on the earlier of (i) August 20, 2002, or (ii) the closing of a private placement of equity by the Company that results in net proceeds of $5,000,000. There can be no assurance that the Company will ever

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            March 31, 2001 and 2002


2.    Going Concern (Continued)

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

8.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in the Medi-Ject purchase business combination. The Company concluded that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption, should be classified as goodwill as they did not meet the definition for separate accounting under SFAS No. 142. These amounts were previously classified as workforce, ISO certification and clinical studies with unamortized balances of $510,413, $271,588, and $1,153,587, at December 31, 2001. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                            March 31, 2001 and 2002

8.   New Accounting Pronouncements (Continued)

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

     For the quarters ended March 31, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                  For the Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                    2001             2002
                                               ---------------  ---------------
     Net loss as reported ................     $  (7,968,072)   $  (2,146,640)
     Addback goodwill amortization .......            68,264                -
                                               ---------------  ---------------
     Adjusted net loss ...................     $  (7,899,808)   $  (2,146,640)
                                               ===============  ===============

     Basic and diluted loss per share:
         Net loss as reported ............             (1.14)           (0.23)
         Goodwill amortization ...........              0.01                -
                                               ---------------  ---------------
      Adjusted net loss per share ........     $       (1.13)   $       (0.23)
                                               ===============  ===============

     For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                                December 31,
                                                  -------------------------------------------
                                                     1999            2000           2001
                                                  -----------    -----------    -------------
       Net loss as reported ...................   $(3,967,366)    (5,260,387)    (14,913,226)
       Addback goodwill amortization ..........       177,963        177,963          464,434
                                                  -----------    -----------    -------------
       Adjusted net loss ......................   $(3,789,403)    (5,082,424)     (14,537,774)
                                                  ===========    ===========    =============

       Basic and diluted loss per share:
           Net loss as reported ...............   $      (.92)         (1.22)           (1.76)
           Goodwill amortization ..............           .04            .04              .05
                                                  -----------    -----------    -------------
       Adjusted net loss  per share ...........   $      (.88)         (1.18)           (1.71)
                                                  ===========    ===========    =============

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

The change in operating assets and liabilities in the first quarter of 2001 resulted in a net decrease to cash of $965,168, comprised mainly of reductions in accounts payable, accrued expenses and deferred revenue of $523,781, $124,350 and $199,998, respectively. In the first quarter of 2002, the change in operating assets and liabilities caused a decrease in cash of $64,227, primarily due to the increase in accounts receivable and prepaid expenses of $75,239 and $148,999, respectively, along with a decrease in liabilities to related parties of $112,481, offset by a decrease in inventories of $133,931 and an increase in deferred revenue of $149,183. Prepaid expenses increased $148,999 during the current quarter due primarily to payment of the annual directors' and officers' insurance premium of $155,000.


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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and accordingly evaluated its existing intangible assets and goodwill that were acquired in the Medi-Ject purchase business combination. The Company concluded that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption, should be classified as goodwill as they did not meet the definition for separate accounting under SFAS No. 142. These amounts were previously classified as workforce, ISO certification and clinical studies with unamortized balances of $510,413, $271,588, and $1,153,587, at December 31, 2001. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

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

For the quarters ended March 31, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                                  For the Three Months Ended
                                                                           March 31,
                                                              ------------------------------------
                                                                  2001                    2002
                                                              -------------          -------------
Net loss as reported .................................        $  (7,968,072)         $  (2,146,640)
Addback goodwill amortization ........................               68,264                     --
                                                              -------------          -------------
Adjusted net loss per share ..........................        $  (7,899,808)         $  (2,146,640)
                                                              =============          =============

Basic and diluted loss per share:
    Net loss as reported .............................                (1.14)                 (0.23)
    Goodwill amortization ............................                 0.01                     --
                                                              -------------          -------------
 Adjusted net loss per share .........................        $       (1.13)         $       (0.23)
                                                              =============          =============

For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                                 December 31,
                                               ---------------------------------------------------
                                                    1999               2000               2001
                                               -------------      -------------      -------------
Net loss as reported ......................    $  (3,967,366)        (5,260,387)       (14,913,226)
Addback goodwill amortization .............          177,963            177,963            464,434
                                               -------------      -------------      -------------
Adjusted net loss .........................    $  (3,789,403)        (5,082,424)       (14,537,774)
                                               =============      =============      =============

Basic and diluted loss per share:

         Net loss as reported .............    $        (.92)             (1.22)             (1.76)
         Goodwill amortization ............              .04                .04                .05
                                               -------------      -------------      -------------
Adjusted net loss  per share ..............    $        (.88)             (1.18)             (1.71)
                                               =============      =============      =============

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

ITEM 4.   CONTROLS AND PROCEDURES

In the quarter ended March 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The following is filed as an exhibit to Part I of this Form 10-Q/A:

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

          4.6 Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company
                    (a)

          4.7 Warrant issued to Elan International Services, Ltd. on November 10, 1998 (d)

          4.8 Warrant issued to Grayson & Associates, Inc. on September 23, 1999 (e)

          4.9       Warrant issued to Plexus Ventures, Ltd. on September 12,
                    2000 (g)

          4.10 Form of warrant issued to: Aventic Partners AG on February 5, 2001 for 85,324 shares; Basellandschaftliche Kantonalbank on February 5, 2001 for 85,324 shares; HCI Healthcare Investments Limited on February 5, 2001 for 127,986 shares; Lombard Odier & Cie on March 5, 2001 for 127,986 shares (g)

          10.0 Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (f)

          10.1 Third Amendment to Stock Purchase Agreement, date January 31, 2001 (g)

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

          **** Previously filed as the same numbered exhibits to our amended
               Annual Report on Form 10-K/A filed on September 19, 2002. Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                            ANTARES PHARMA, INC.

September 19, 2002          /s/ Roger G. Harrison, Ph.D.
                            ---------------------------------------------------
                            Roger G. Harrison, Ph.D.
                            Chief Executive Officer and President

September 19, 2002          /s/ Lawrence M. Christian
                            ---------------------------------------------------
                            Lawrence M. Christian
                            Chief Financial Officer, Vice President - Finance
                            and Secretary

                                 Certifications

I, Roger G. Harrison, Ph. D., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Antares Pharma, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  September 19, 2002

/s/ Roger G. Harrison, Ph. D.
-----------------------------------
Roger G. Harrison, Ph. D.
Chief Executive Officer and President

I, Lawrence M. Christian, certifiy that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Antares Pharma, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:  September 19, 2002

/s/ Lawrence M. Christian
-----------------------------------
Lawrence M. Christian
Chief Financial Officer, Vice President - Finance and Secretary