Form 10-Q/A
period 2002-06-30
ANTARES PHARMA  INC
filed 2002-09-19
CIK 1016169

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

       ITEM 4. Controls and Procedures...............................................19

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

     The purchase price allocation was as follows:

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

     Unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, and for the six months ended June 30, 2001, assuming Permatec's acquisition of Medi-Ject, the conversion of the $5,000,000 in promissory notes, and the Company's implementation of SFAS 141 all collectively occurred on January 1, 2000, are as follows:

                                                     Pro forma      Pro forma        Pro forma
                                                     Year Ended     Year Ended   Six Months Ended
                                                    December 31,   December 31,       June 30,
                                                        2000           2001             2001
                                                    ------------   ------------  ----------------
         Net revenues............................   $  2,553,284   $  3,811,362    $  2,006,160
         Loss before cumulative effect of a
            change in accounting principle.......   $(10,030,643)  $(15,086,836)   $(10,164,180)
         Net loss................................   $(11,145,026)  $(15,086,836)   $(10,164,180)
         Net loss per share......................   $      (1.63)  $      (1.78)   $      (1.28)

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                             June 30, 2001 and 2002

9.   New Accounting Pronouncements (Continued)

     For the three and six-month periods ended June 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2002              2001             2002
                                                ---------------- ----------------  ---------------- ----------------
        Net loss as reported ...............    $  (1,728,723)   $  (1,966,884)    $  (9,696,795)   $  (4,113,524)
        Addback goodwill amortization ......          102,396                -           170,660                -
                                                ---------------- ----------------  ---------------- ----------------
        Adjusted net loss ..................    $  (1,626,327)   $  (1,966,884)    $  (9,526,135)   $  (4,113,524)
                                                ================ ================  ================ ================

        Basic and diluted loss per share:
            Net loss as reported ...........    $       (0.20)   $       (0.21)    $       (1.22)   $       (0.45)
            Goodwill amortization ..........             0.01                -              0.02                -
                                                ---------------- ----------------  ---------------- ----------------
         Adjusted net loss per share........    $       (0.19)   $       (0.21)    $       (1.20)   $       (0.45)
                                                ================ ================  ================ ================

     For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                                  December 31,
                                                    -----------------------------------------
                                                       1999           2000          2001
                                                    -----------   -----------    ------------
        Net loss as reported ...................    $(3,967,366)   (5,260,387)    (14,913,226)
        Addback goodwill amortization ..........        177,963       177,963         464,434
                                                    -----------   -----------    ------------
        Adjusted net loss ......................    $(3,789,403)   (5,082,424)    (14,537,774)
                                                    ===========   ===========    ============

        Basic and diluted loss per share:
            Net loss as reported ...............    $      (.92)        (1.22)          (1.76)
            Goodwill amortization ..............            .04           .04             .05
                                                    -----------   -----------    ------------
        Adjusted net loss per share ............    $      (.88)        (1.18)          (1.71)
                                                    ===========   ===========    ============

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

The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142. The Company completed an evaluation of goodwill in accordance with the provisions of SFAS 142 and concluded that no impairment exists. Adoption of SFAS 142 is expected to decrease amortization expenses in 2002 by approximately $410,000 as a result of ceasing amortization of goodwill and other intangible assets reclassified as goodwill.

For the three and six month periods ended June 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                             ----------------------------------   ----------------------------------
                                                  2001              2002               2001              2002
                                             ----------------  ----------------   ----------------  ----------------
Net loss as reported ......................  $  (1,728,723)    $  (1,966,884)     $  (9,696,795)    $  (4,113,524)
Addback goodwill amortization .............        102,396                 -            170,660                 -
                                             ----------------  ----------------   ----------------  ----------------
Adjusted net loss .........................  $  (1,626,327)    $  (1,966,884)     $  (9,526,135)    $  (4,113,524)
                                             ================  ================   ================  ================

Basic and diluted loss per share:
    Net loss as reported ..................  $       (0.20)    $       (0.21)     $       (1.22)    $       (0.45)
    Goodwill amortization .................           0.01                 -               0.02                 -
                                             ----------------  ----------------   ----------------  ----------------
 Adjusted net loss per share ..............  $       (0.19)    $       (0.21)     $       (1.20)    $       (0.45)
                                             ================  ================   ================  ================

For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                              December 31,
                                            ------------------------------------------------
                                                1999              2000              2001
                                            ------------      -----------       ------------
Net loss as reported ...................... $(3,967,366)      (5,260,387)       (14,913,226)
Addback goodwill amortization .............     177,963          177,963            464,434
                                            -----------       ----------        -----------
Adjusted net loss ......................... $(3,789,403)      (5,082,424)       (14,537,774)
                                            ===========       ==========        ===========

Basic and diluted loss per share:
         Net loss as reported ............. $      (.92)           (1.22)             (1.76)
         Goodwill amortization ............         .04              .04                .05
                                            -----------       ----------        -----------
Adjusted net loss per share ............... $      (.88)           (1.18)             (1.71)
                                            ===========       ==========        ===========


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

ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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