Form 10-K/A
period 2001-12-31
ANTARES PHARMA  INC
filed 2002-10-09
CIK 1016169

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

                         Commission file number 0-20945

                              ANTARES PHARMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Minnesota                                    41-1350192
------------------------------        ------------------------------------------
State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization

             707 Eagle View Blvd, Suite 414, Exton, PA   19341
             -----------------------------------------   -----
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:           (610) 458-6200
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

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 is being filed solely to amend certain information contained in Item I of Part I, and to correct certain exhibits to the Company's Form 10-K/A filed with the Securities and Exchange Commission on September 19, 2002.

                                     PART I

         The second paragraph under the table on page 8 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on September 19, 2002, is hereby amended to read as follows:

         "In June 2000, the Company granted an exclusive license to BioSante to allow BioSante to develop and commercialize four of the Company's gel technology products for use in hormone replacement therapy in the United States, Canada and other countries. BioSante paid the Company $1 million upon execution of the agreement and is also required to pay the Company royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to the Company upon the occurrence of certain events related to regulatory filings and approvals."

                                     PART IV

         The Exhibit List in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on September 19, 2002, is hereby amended to read as follows:

"(c)     Exhibits

         The following is filed as an exhibit to Part I of this Form 10-K/A:

               Exhibit No. Description
               ----------- -----------

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

                  10.0 Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (f)

                  10.1 Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (g)

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

                    10.25     2001 Incentive Stock Option Plan for Employees (h)

                    10.26* Consulting Agreement with JG Consulting AG dated February 1, 2001 (i)

                    10.27 Office lease agreement with 707 Eagleview Boulevard Associates, a Pennsylvania Partnership, dated June 18, 2001 (i)

                    10.28** $2,000,000 Term Note with Dr. Jacques Gonella dated February 20, 2002

                    10.29*** Securities Purchase Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.

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

                    10.32*** Form of Secured Convertible Debenture, dated July 12, 2002.

                    10.33**** License Agreement with Solvary Pharmaceuticals BV, dated June 9, 1999.

                    10.34**** License Agreement with BioSante Pharmaceuticals,
                              Inc., dated June 13, 2000.

                    10.35**** Amendment No. 1 to License Agreement with BioSante
                              Pharmaceuticals, Inc., dated May 20, 2001.

                    10.36**** Amendment No. 2 to License Agreement with BioSante
                              Pharmaceuticals, Inc., dated July 5, 2001.

                    10.37**** Amendment No. 3 to License Agreement with BioSante
                              Pharmaceuticals, Inc., dated August 28, 2001.

                    10.38**** Amendment No. 4 to License Agreement with BioSante
                              Pharmaceuticals, Inc., dated August 8, 2002. (j)

                    24.1++ Form of Confirming Statement, together with form of Power of Attorney

                    99.1      Section 906 CEO and CFO Certification.



                    * Indicates management contract or compensatory plan or arrangement.
                    ** Previously filed as an Exhibit to our Form 10-Q for the period ended March 31, 2002, filed with the SEC on May 13, 2002.
                    *** Previously filed as the same numbered exhibit to our Current Report on Form 8-K filed with the SEC on July 17, 2002.
                    **** Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
                    + Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit
                              10.17 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
                    ++ Previously filed as the same numbered exhibit to our Form 10-K/A for the year ended December 31, 2001, filed with the SEC on September 19, 2002.
                    # Pursuantto Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.21 and 10.23 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
                    (a) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
                    (b) Incorporated by reference to Form 10-K for the year ended December 31, 1996.
                    (c) Incorporated by reference to Form 10-K for the year ended December 31, 1997.
                    (d) Incorporated by reference to Form 10-K for the year ended December 31, 1998.
                    (e) Incorporated by reference to Form 10-K for the year ended December 31, 1999.
                    (f) Incorporated by reference to the Proxy Statement filed December 28, 2000.
                    (g) Incorporated by reference to Form 10-K for the year ended December 31, 2000.
                    (h) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-64480), filed with the Securities and Exchange Commission on July 3, 2001.
                    (i) Previously filed with our Form 10-K for the year ended December 31, 2001, filed with the SEC on April 15, 2002.
                    (j) Previously filed with our Form 10-K/A for the year ended December 31, 2001, filed with the SEC on September 19, 2002."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on October 9, 2002.

                                        ANTARES PHARMA, INC.

                                        /s/ Roger G. Harrison
                                        -------------------------------------
                                        Roger G. Harrison, Ph.D.
                                        Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on October 9, 2002.

            Signature                             Title
            ---------                             -----

/s/ Roger G. Harrison              Chief Executive Officer and Director
---------------------------------  (principal executive officer)
Roger G. Harrison, Ph.D.


/s/ Lawrence M. Christian          Vice President of Finance,
---------------------------------  Chief Financial Officer and Secretary
Lawrence M. Christian              (principal financial and accounting officer)

                 *                 Director, Chairman of the Board
---------------------------------
Dr. Jacques Gonella

                 *                 Director, Vice Chairman of the Board
---------------------------------
Franklin Pass, M.D.

                 *                 Director
---------------------------------
Jim Clark

                 *                 Director
---------------------------------
Prof. Ubaldo Conte

                 *                 Director
---------------------------------
Dr. Philippe Dro

                 *                 Director
---------------------------------
John S. Gogol

                                   Director
---------------------------------
Jacques F. Rejeange

                 *                 Director
---------------------------------
Dr. Thomas Rinderknecht


* By /s/ Lawrence M. Christian
     ----------------------------
     Lawrence M. Christian,
     Attorney in fact

                                 Certifications

I, Roger G. Harrison, Ph.D., certify that:

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

Date: October 9, 2002

   /s/ Roger G. Harrison
--------------------------------------------
Roger G. Harrison, Ph.D.
Chief Executive Officer and President

I, Lawrence M. Christian,  certify that:

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

Date: October 9, 2002

 /s/ Lawrence M. Christian
------------------------------------
Lawrence M. Christian
Chief Financial Officer , Vice
President - Finance and Secretary