Form 10-Q
period 2002-09-30
ANTARES PHARMA  INC
filed 2002-11-14
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002


Commission File Number 0-20945


                              ANTARES PHARMA, INC.

        A Minnesota Corporation                  IRS Employer ID No. 41-1350192


                       707 Eagleview Boulevard, Suite 414
                               Exton, Pennsylvania
                                      19341

                                 (610) 458-6200


                                   ----------


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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 7, 2002, was 10,031,163.

================================================================================

                              ANTARES PHARMA, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.      FINANCIAL INFORMATION

    ITEM 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets, as of December 31, 2001
             and September 30, 2002 ........................................  3

             Consolidated Statements of Operations for the three
             months and nine months ended September 30, 2001 and 2002 ......  4

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2001 and 2002 ......................  5

             Notes to Consolidated Financial Statements ....................  6

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................... 16

    ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk ................................................... 22

    ITEM 4.  Controls and Procedures ....................................... 23

PART II.     OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K .............................. 24

             Signatures .................................................... 26

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    December 31,    September 30,
                                                                                        2001            2002
                                                                                    ------------    -------------
                                     Assets

Current Assets:
       Cash .....................................................................   $  1,965,089    $    566,484
       Accounts receivable, less allowance for doubtful accounts of $18,000 .....        535,461         227,910
       VAT and other receivables ................................................        331,660          90,337
       Inventories ..............................................................        655,691         471,071
       Prepaid expenses and other assets ........................................         55,041         137,814
       Deferred financing costs .................................................           --           591,309
                                                                                    ------------    ------------
              Total current assets ..............................................      3,542,942       2,084,925

Equipment, furniture and fixtures, net ..........................................      1,924,675       1,665,090
Patent rights, net ..............................................................      2,464,336       2,647,498
Goodwill, net ...................................................................      3,095,355       3,095,355
Other assets ....................................................................        101,142         132,862
                                                                                    ------------    ------------

              Total Assets ......................................................   $ 11,128,450    $  9,625,730
                                                                                    ============    ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
       Accounts payable .........................................................   $    637,794    $    487,575
       Accrued expenses and other liabilities ...................................      1,070,916         844,891
       Due to related parties ...................................................        243,692         641,877
       Convertible debentures ...................................................           --         1,407,096
       Capital lease obligations - current maturities ...........................         91,054         121,119
       Deferred revenue .........................................................      1,511,198       2,083,513
                                                                                    ------------    ------------
              Total current liabilities .........................................      3,554,654       5,586,071

Capital lease obligations, less current maturities ..............................        105,629          44,454
                                                                                    ------------    ------------
              Total liabilities .................................................      3,660,283       5,630,525
                                                                                    ------------    ------------

Shareholders' Equity:
       Series A Convertible Preferred Stock:  $0.01 par; authorized 10,000 shares; 1,250 and 1,300 issued and outstanding at December 31, 2001 and
          September 30, 2002, respectively ......................................             13              13
       Common Stock:  $0.01 par; authorized 30,000,000 shares;
          9,161,188 and 9,798,231 issued and outstanding at
          December 31, 2001 and September 30, 2002, respectively ................         91,612          97,982
       Additional paid-in capital ...............................................     37,464,531      41,985,368
       Accumulated deficit ......................................................    (29,457,033)    (37,422,910)
       Deferred compensation ....................................................       (251,016)       (209,768)
       Accumulated other comprehensive loss .....................................       (379,940)       (455,480)
                                                                                    ------------    ------------
                                                                                       7,468,167       3,995,205
                                                                                    ------------    ------------
              Total Liabilities and Shareholders' Equity ........................   $ 11,128,450    $  9,625,730
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended      For the Nine Months Ended
                                                            September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2002            2001            2002
                                                    ------------    ------------    ------------    ------------
Revenues:
     Product sales ..............................   $    457,555    $  1,071,232    $  1,742,286    $  2,599,800
     Licensing and product development ..........        139,202         161,629         547,793         430,645
                                                    ------------    ------------    ------------    ------------
                                                         596,757       1,232,861       2,290,079       3,030,445

Cost of product sales ...........................        373,190         874,374       1,093,116       2,095,083
                                                    ------------    ------------    ------------    ------------
Gross margin ....................................        223,567         358,487       1,196,963         935,362
                                                    ------------    ------------    ------------    ------------

Operating Expenses:
     Research and development ...................        685,894         843,902       2,080,673       2,388,722
     In-process research and development ........           --              --           948,000            --
     Sales and marketing ........................        363,050         216,910       1,007,057         616,079
     General and administrative .................      1,334,437       1,248,611       3,719,477       3,864,388
                                                    ------------    ------------    ------------    ------------
                                                       2,383,381       2,309,423       7,755,207       6,869,189
                                                    ------------    ------------    ------------    ------------

Net operating loss ..............................     (2,159,814)     (1,950,936)     (6,558,244)     (5,933,827)
                                                    ------------    ------------    ------------    ------------

Other income (expense):
     Interest income ............................         44,667             628         202,851          10,595
     Non-cash interest expense for the intrinsic
       value of the beneficial conversion feature
       of convertible debentures ................           --        (1,720,000)           --        (1,720,000)
     Other interest expense .....................         (4,399)       (173,694)        (95,350)       (226,957)
     Foreign exchange losses ....................        (13,132)         (8,269)        (20,741)        (44,911)
     Other, net .................................        (24,212)            (82)        (18,076)           (777)
                                                    ------------    ------------    ------------    ------------
                                                           2,924      (1,901,417)         68,684      (1,982,050)
                                                    ------------    ------------    ------------    ------------

Net loss ........................................     (2,156,890)     (3,852,353)     (6,489,560)     (7,915,877)

In-the-money conversion feature-preferred
   stock dividend ...............................           --              --        (5,314,125)           --

Preferred stock dividends .......................           --              --           (50,000)        (50,000)
                                                    ------------    ------------    ------------    ------------

Net loss applicable to common shares ............   $ (2,156,890)   $ (3,852,353)   $(11,853,685)   $ (7,965,877)
                                                    ============    ============    ============    ============

Basic and diluted net loss per common share .....   $      (0.24)   $      (0.39)   $      (1.43)   $      (0.85)
                                                    ============    ============    ============    ============

Basic and diluted weighted average common
   shares outstanding ...........................      8,955,347       9,790,411       8,276,424       9,417,888
                                                    ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the Nine Months Ended
                                                                                                   September 30,
                                                                                           ----------------------------
                                                                                               2001            2002
                                                                                           ------------    ------------
Cash flows from operating activities:
     Net loss ..........................................................................   $ (6,489,560)   $ (7,915,877)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................................        892,269         616,123
     Amortization of deferred financing costs ..........................................           --            94,331
     Loss on disposal and abandonment of assets ........................................         30,049            --
     In-process research and development ...............................................        948,000            --
     Interest expense for the intrinsic value of the beneficial conversion
       feature of convertible debentures ...............................................           --         1,720,000
     Stock-based compensation expense ..................................................         69,272         276,694
     Changes in operating assets and liabilities, net of effect of business acquisition:
       Accounts receivable .............................................................         (1,433)        307,551
       VAT and other receivables .......................................................        328,007         241,323
       Inventories .....................................................................       (376,022)        184,620
       Prepaid expenses and other assets ...............................................         (3,926)       (290,296)
       Accounts payable ................................................................       (860,150)       (150,219)
       Accrued expenses and other ......................................................       (395,854)       (168,137)
       Due to related parties ..........................................................          9,302        (108,960)
       Deferred revenue ................................................................          6,404         572,315
       Other ...........................................................................        (54,646)        (31,720)
                                                                                           ------------    ------------
Net cash used in operating activities ..................................................     (5,898,288)     (4,652,252)
                                                                                           ------------    ------------

Cash flows from investing activities:
     Purchases of equipment, furniture and fixtures ....................................       (390,270)       (149,346)
     Proceeds from sale of equipment, furniture and fixtures ...........................         91,699            --
     Additions to patent rights ........................................................        (98,255)       (228,132)
     Increase in notes receivable and due from Medi-Ject ...............................       (602,756)           --
     Acquisition of Medi-Ject, including cash acquired .................................        355,578            --
                                                                                           ------------    ------------
Net cash used in investing activities ..................................................       (644,004)       (377,478)
                                                                                           ------------    ------------

Cash flows from financing activities:
     Proceeds from loans from shareholders .............................................      1,188,199       2,500,000
     Proceeds from issuance of convertible debentures ..................................           --         1,400,000
     Principal payments on capital lease obligations ...................................       (148,273)        (93,157)
     Proceeds from issuance of common stock, net .......................................     10,048,249            --
                                                                                           ------------    ------------
Net cash provided by financing activities ..............................................     11,088,175       3,806,843
                                                                                           ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ...........................       (413,180)       (175,718)
                                                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents ...................................      4,132,703      (1,398,605)
Cash and cash equivalents:
     Beginning of period ...............................................................        243,222       1,965,089
                                                                                           ------------    ------------
     End of period .....................................................................   $  4,375,925    $    566,484
                                                                                           ============    ============

Supplemental cash flow information:
     Cash paid during the period for interest ..........................................   $     95,350    $     21,312

----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities in Notes 1, 2, 7 and 8.

           See accompanying notes to consolidated financial statements

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                          September 30, 2001 and 2002

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K (as amended on Form 10-K/A on September 19, 2002 and October 9, 2002) for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition and inventory reserves, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company has made no changes to these policies during 2002. In addition to these policies, management has identified the following accounting policy as one that is critical to the presentation of the consolidated financial statements.

     Valuation of Long-Lived and Intangible Assets and Goodwill

     The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's business model or another valuation technique. Net intangible assets, long-lived assets and goodwill totaled $7,407,943 as of September 30, 2002. The Company is required to at least annually assess the recoverability of its intangible assets, or more frequently if certain conditions occur. The Company will assess recoverability during the quarter ended December 31, 2002.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

1.   Basis of Presentation (Continued)

     Upon closing of the Share Transaction on January 31, 2001, the full principal amount of Permatec's shareholders' loans to the three Permatec subsidiaries which were included in the Share Transaction, of $13,069,870, was converted to equity.

     Also on January 31, 2001, promissory notes issued by Medi-Ject to Permatec between January 25, 2000 and January 15, 2001, in the aggregate principal amount of $5,500,000, were converted into Series C Convertible Preferred Stock ("Series C"). Permatec, the holder of the Series C stock, immediately exercised its right to convert the Series C stock, and Antares issued 2,750,000 shares of common stock to Permatec, as nominee for Dr. Jacques Gonella, upon such conversion. Also on that date, the name of the corporation was changed to Antares Pharma, Inc.

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

     The purchase price allocation was as follows:

            Cash acquired ................................. $   394,535
            Current assets ................................     900,143
            Equipment, furniture and fixtures .............   1,784,813
            Patents .......................................   1,470,000
            Other intangible assets .......................   2,194,000
            Goodwill ......................................   1,276,806
            Other assets ..................................       3,775
            Current liabilities ...........................  (2,026,723)
            Debt ..........................................     (55,375)
            In-process research and development ...........     948,000
                                                            -----------
            Purchase price ................................ $ 6,889,974
                                                            ===========

     In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000, that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statements of Operations.

     Unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, and for the nine months ended September 30, 2001, assuming Permatec's acquisition of Medi-Ject, the conversion of the $5,000,000 in promissory notes, and the Company's implementation of SFAS 141, all collectively occurred on January 1, 2000, are as follows:

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

1.   Basis of Presentation (Continued)

                                                                                              Pro forma
                                                  Pro forma Year      Pro forma Year     Nine Months Ended
                                                       Ended              Ended            September 30,
                                                 December 31, 2000   December 31, 2001         2001
                                                 -----------------   -----------------   -----------------
     Net revenues .............................    $  2,553,284        $  3,811,362       $  2,602,917
     Loss before cumulative effect of a
        change in accounting principle ........    $(10,030,643)       $(15,086,836)      $(12,130,477)
     Net loss .................................    $(11,145,026)       $(15,086,836)      $(12,130,477)
     Net loss per share .......................    $      (1.63)       $      (1.78)      $      (1.47)

2.   Going Concern

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company's external auditors issued their report on the December 31, 2001 financial statements, which expressed substantial doubt about the Company's ability to continue as a going concern. The Company had negative working capital of $3,501,146 at September 30, 2002, and has had net losses and negative cash flows from operating activities since inception.

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

     The Company believes it has sufficient cash to continue operations through November 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share, the market price of the Company's stock on that date. In addition, the

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

2.   Going Concern (Continued)

     Company borrowed from its majority shareholder $300,000 and $200,000 in June and September of 2002, respectively, to be repaid in July and September of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%.

     On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 after such registration statement was declared effective on October 10, 2002. The debentures are collateralized by all assets of the Company, which include all inventory, receivables, furniture, equipment and patents. The Company held a special meeting of its shareholders on August 23, 2002, at which the shareholders approved the issuance of the shares issuable upon conversion of the debentures. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a non-cash accounting charge of $1,720,000 at September 30, 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. Upon conversion of the debentures, existing common shareholders could experience substantial dilution of their investment. As of November 7, 2002, $175,000 of the debentures had been converted into 227,932 shares of common stock. If all remaining debentures were converted at the $0.42 conversion price in place at November 7, 2002, a total of 4,345,238 shares would be issued, which would result in substantial dilution to current shareholders.

3.   Comprehensive Loss

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                --------------------------     --------------------------
                                                   2001           2002             2001           2002
                                                -----------    -----------     -----------    -----------
        Net loss .............................  $(2,156,890)   $(3,852,353)    $(6,489,560)   $(7,915,877)
        Change in cumulative translation
          adjustment .........................      (34,759)       (22,099)       (375,514)       (75,540)
                                                -----------    -----------     -----------    -----------
        Comprehensive loss ...................  $(2,191,649)   $(3,874,452)    $(6,865,074)   $(7,991,417)
                                                ===========    ===========     ===========    ===========

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

4.   Inventories

     Inventories consist of the following:

                                                   December 31,    September 30,
                                                      2001             2002
                                                   ------------    -------------
        Raw material ............................   $ 294,643        $271,755
        Work in-process .........................      29,611          27,937
        Finished goods ..........................     436,437         221,379
                                                    ---------        --------
                                                      760,691         521,071
        Inventory reserve .......................    (105,000)        (50,000)
                                                    ---------        --------
                                                    $ 655,691        $471,071
                                                    =========        ========

5.   Industry Segment and Operations by Geographic Areas

     The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

     The Company has operating assets located on two continents as follows:

                                                 December 31,      September 30,
                                                    2001                2002
                                                 ------------      -------------
        Switzerland ...........................  $ 2,388,337        $1,606,442
        United States of America ..............    8,740,113         8,019,288
                                                 -----------        ----------
                                                 $11,128,450        $9,625,730
                                                 ===========        ==========

     Revenues by region of origin are summarized as follows:

                                                     For the Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                       2001            2002
                                                     --------      ------------
        United States of America ..................  $313,260       $  416,724
        Europe ....................................   288,594          793,074
        Other .....................................    (5,097)          23,063
                                                     --------       ----------
                                                     $596,757       $1,232,861
                                                     ========       ==========

                                                      For the Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                        2001              2002
                                                     ----------       ----------
        United States of America ..................  $  564,486       $1,100,725
        Europe ....................................   1,658,250        1,858,393
        Other .....................................      67,343           71,327
                                                     ----------       ----------
                                                     $2,290,079       $3,030,445
                                                     ==========       ==========

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

6.   Accounting for License Revenues

     During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

     During the quarter and nine-month periods ended September 30, 2001 and for the same periods ending September 30, 2002, the Company recognized $69,301, $207,902, $31,684 and $107,626, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

7.   In-The-Money Conversion Feature Preferred Stock Dividend

     During 2000 and 2001, prior to the closing of the Share Transaction on January 31, 2001, Medi-Ject borrowed a total of $5,500,000 in convertible promissory notes from Permatec. At the closing of the Share Transaction, the principal amount of convertible promissory notes converted to 27,500 shares of Series C preferred stock. At the option of the holder, these shares were immediately converted into 2,750,000 shares of Antares common stock. As the conversion feature to common stock was contingent upon the closing of the Share Transaction, the measurement of the stated conversion feature as compared to the Company's common stock price of $4.56 at January 31, 2001, resulted in an in-the-money conversion feature of $5,314,125, which was a deemed dividend to the Series C preferred shareholder. This dividend increased the net loss applicable to common shareholders in the Antares' net loss per share calculation.

8.   Shareholders' Equity

     Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include up to 216,000 restricted shares of common stock that will be granted after the achievement of certain time-based and performance-based milestones. The time-based milestones have been achieved and the Company issued Dr. Harrison 48,000 and 40,000 restricted shares in April 2001 and March 2002, respectively. All restricted shares issued under the terms of the employment agreement vest on March 12, 2004. The Company has recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense is being recognized ratably over the three-year vesting period. Compensation expense of $61,568 and $85,248 was recognized in connection with these shares through September 30, 2001 and 2002, respectively.

     During the second quarter of 2002 the Company issued 80,000 shares of fully vested common stock valued at $283,000 to two consultants for services to be performed. Of the 80,000 shares issued, 20,000 were issued as compensation directly related to the closing on July 12, 2002 of $2,000,000 of the Company's 10% Convertible Debentures. Expense related to 20,000 shares will be recognized as interest expense over the term of the debentures. The remaining 60,000 shares were for consulting services to be provided to the Company. Expense related to the

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

8.   Shareholders' Equity (Continued)

     60,000 shares is being recognized as the consulting services are provided to the Company. Through September 30, 2002 approximately $173,000 has been recognized as expense.

     On June 10, 2002 the principal balance of $2,000,000 and accrued interest of $36,550 under a term note agreement with the Company's majority shareholder, Dr. Jacques Gonella, was converted into 509,137 shares of common stock at $4.00 per share.

     Under the terms of an equity advisor agreement in connection with the Company's 10% Convertible Debentures, the Company issued in July and October 2002, 112,000 and 48,000 warrants, respectively, valued at $412,118 and $54,899, respectively. The value of the warrants is being amortized to interest expense over the one-year life of the debentures. Through September 30, 2002, $85,411 has been amortized to interest expense. The warrants are exercisable for ten years at an exercise price of $2.50.

9.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and, accordingly, evaluated its existing intangible assets and goodwill that were acquired in the Share Transaction. The Company concluded that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption should be classified as goodwill as these intangible assets did not meet the definition for separate accounting under SFAS 142. These amounts were previously classified as workforce, ISO certification and clinical studies with unamortized balances of $510,413, $271,588 and $1,153,587, respectively, at December 31, 2001. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

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

     For the three and nine-month periods ended September 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002


9.   New Accounting Pronouncements (Continued)

                                              Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                         ----------------------------    ----------------------------
                                             2001            2002            2001            2002
                                         ------------    ------------    ------------    ------------
     Net loss as reported .............  $ (2,156,890)   $ (3,852,353)   $(11,853,685)   $ (7,965,877)
     Addback goodwill amortization ....       102,396            --           361,253            --
                                         ------------    ------------    ------------    ------------
     Adjusted net loss ................  $ (2,054,494)   $ (3,852,353)   $(11,492,432)   $ (7,965,877)
                                         ============    ============    ============    ============
     Basic and diluted loss per
       share:
             Net loss as reported .....  $      (0.24)   $      (0.39)   $      (1.43)   $      (0.85)
             Goodwill amortization ....          0.01            -               0.04            -
                                         ------------    ------------    ------------    ------------
      Adjusted net loss per share .....  $      (0.23)   $      (0.39)   $      (1.39)   $      (0.85)
                                         ============    ============    ============   =============

     For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                          December 31,
                                              -----------------------------------------
                                                  1999          2000            2001
                                              ------------  ------------   ------------
     Net loss as reported ..................  $(3,967,366)  $(5,260,387)   $(14,913,226)
     Addback goodwill amortization .........      177,963       177,963         464,434
                                              -----------   -----------    ------------
     Adjusted net loss .....................  $(3,789,403)  $(5,082,424)   $(14,448,792)
                                              ===========   ===========    ============
     Basic and diluted loss per share:
         Net loss as reported ..............  $     (0.92)  $     (1.22)   $      (1.76)
         Goodwill amortization .............         0.04          0.04            0.06
                                              -----------   -----------    -----------
      Adjusted net loss per share ..........  $     (0.88)  $     (1.18)   $      (1.70)
                                              ===========   ===========    ============

     The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $2,975,299 and $327,801, respectively, at September 30, 2002. Amortization expense was $75,040 for the nine-months ended September 30, 2002. The estimated aggregate amortization expense for the next five years is $33,000 in the fourth quarter of 2002, $133,000 in 2003 through 2006, and $96,000 in the first nine months of 2007.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining provisions will be effective for the Company in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

9.   New Accounting Pronouncements (Continued)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's results of operations in the foreseeable future.

10.  Reconciliation of Loss and Share Amount Used in EPS Calculation

     Basic loss per common share is computed by dividing net loss available to Common Shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The 509,137 shares of common stock issued on June 10, 2002 to the Company's majority shareholder, Dr. Jacques Gonella, in connection with conversion of $2,036,550 in notes payable and accrued interest, had only a minor effect on the loss per share for the nine-month period ended September 30, 2002, and the full impact from issuance of these shares will not be reflected in the year-to-date loss per share calculations until future periods. In addition, as discussed in Note 2, the conversion of the Company's 10% convertible debentures may result in substantial dilution to common shareholders. The following table discloses the basic and diluted loss per share. In addition, as the Company is in a loss position, the table discloses the stock options and warrants outstanding at the end of each period which were excluded from the weighted average shares outstanding as their impact is anti-dilutive.

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                          ----------------------------    ----------------------------
                                              2001            2002            2001            2002
                                          ------------    ------------    ------------    ------------
     Net loss .........................   $ (2,156,890)   $ (3,852,353)   $(11,853,685)   $ (7,965,877)
     Basic and diluted weighted average
       common shares outstanding ......      8,955,347       9,790,411       8,276,424       9,417,888
                                          ------------    ------------    ------------    ------------
     Basic and diluted net loss per
       common share ...................   $      (0.24)   $      (0.39)   $      (1.43)   $      (0.85)
                                          ============    ============    ============    ============
     Antidilutive stock options
       and warrants ...................      1,695,860       1,858,638       1,695,860       1,858,638
                                          ============    ============    ============    ============
     Principal amount of anti-dilutive
        convertible debentures ........           --      $  1,400,000            --      $  1,400,000
                                          ============    ============    ============    ============

11.  Related Party Transactions

     Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's majority shareholder, Dr. Jacques Gonella. In connection with this agreement, the Company recognized expense of $124,000 and $139,500 for the nine-month periods ended September 30, 2001 and 2002, respectively. Amounts owed to

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
                          September 30, 2001 and 2002

11.      Related Party Transactions (Continued)

         JG Consulting AG at December 31, 2001 and September 30, 2002 were $90,532 and $31,000, respectively. In addition, in 2001 the Company sold equipment, furniture and fixtures to JG Consulting AG for $91,699, which approximated the book value of the assets sold.

         During the nine months ended September 30, 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2001 and September 30, 2002 the Company had a payable to this company of $92,500.

         During the nine months ended September 30, 2002 the Company recognized expense of approximately $78,400 for consulting services provided by John Gogol, one of the Company's board members. The Company had a payable to Mr. Gogol at December 31, 2001 and September 30, 2002 of $6,363 and $11,232, respectively.

         The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its majority shareholder $300,000 and $200,000 in June and September of 2002, respectively, to be repaid in July and September of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition and inventory reserves, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company has made no changes to these policies during 2002. In addition to these policies, management has identified the following accounting policy as one that is critical to the presentation of the consolidated financial statements.

Valuation of Long-Lived and Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If it is determined that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's business model or another valuation technique. Net intangible assets, long-lived assets and goodwill totaled $7,407,943 as of September 30, 2002. The Company is required to at least annually assess the recoverability of its intangible assets, or more frequently if certain conditions occur. The Company will assess recoverability during the quarter ended December 31, 2002.

Three and Nine Months Ended September 30, 2001 and 2002

Revenues

Total revenues for the three and nine months ended September 30, 2002 were $1,232,861 and $3,030,445, respectively, reflecting increases over the same periods of the prior year of $636,104 and $740,366, or 107% and 32%, respectively. The increase in revenues is due mainly to increases in product sales in the three and nine-month periods of $613,677 and $857,514, respectively, offset in the nine-month period by a decrease in licensing and product development revenue of $117,148. The increased product sales resulted primarily from increased sales of injector devices and increased sales to licensees in connection with clinical studies and other development activities under license agreements.

Licensing and product development fee income increased by $22,427 or 16%, in the three-month period and decreased by $117,148 or 21% in the nine-month period ended September 30, 2002, as compared to the prior-year periods. The decrease in the nine-month period is primarily due to a $150,000 Antares/Minnesota one-time development fee earned in the second quarter of 2001 under a discrete contract. The balance of the licensing and product development revenue is attributable to the recognition of previously deferred revenue related to licensing and product development contracts.

During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter of 2000.

During the quarter and nine-month periods ended September 30, 2001 and for the same periods ending September 30, 2002, the Company recognized $69,301, $207,902, $31,684 and $107,626, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

Cost of Sales

The costs of product sales are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales was 82% in the third quarter of both 2001 and 2002, and increased from 63% for the first nine months of 2001 to 81% for the same period of 2002. The third quarter of 2002 includes a charge of $140,000, or 13% and 5% of product sales in the quarter and nine-month periods, respectively, representing the estimated costs associated with retrieving and proactively reworking or replacing certain injection devices to prevent a potential premature wearing discovered during routine ongoing product testing. Also included in the increase during the first nine months of 2002 was approximately $282,000 of inventory write-offs and inventory reserve adjustments in the first quarter related to the launch of the Medi-Ject Vision ("MJ7") device into new markets. Approximately $171,000 of this amount related to a disposable component found to have a design defect, which was immediately corrected. The remaining $111,000 of inventory written off was due to a production problem encountered in connection with another disposable component. The Company has incurred only minor additional expenses associated with testing and making the required production modifications.

Research and Development

Research and development expenses totaled $843,902 and $2,388,722 in the three and nine-month periods ended September 30, 2002, respectively, compared to $685,894 and $2,080,673 in the same prior-year periods. The increase in the three-month period of $158,008 is primarily due to research employee additions at Antares/Switzerland for increased research activities. The increase in the nine-month period of $308,049 is primarily due to the research employee additions at Antares/Switzerland and the inclusion of nine months of Antares/Minnesota expenses in 2002 compared with only eight months in 2001 following the business combination on January 31, 2001.

Sales and Marketing

Sales and marketing expenses totaled $216,910 and $616,079 in the three and nine-month periods ended September 30, 2002, respectively, compared to $363,050 and $1,007,057 in the same periods of the prior year. The decreases in the three and nine-month periods of $146,140 or 40%, and $390,978 or 39%, respectively, as compared to the prior-year periods, are primarily due to a management decision to reduce sales and marketing costs, offset in the nine-month period by nine months of Antares/Minnesota expenses in 2002 compared with only eight months in 2001 following the business combination on January 31, 2001.

General and Administrative

General and administrative expenses totaled $1,248,611 and $3,864,388 in the three and nine-month periods ended September 30, 2002, respectively, compared to $1,334,437 and $3,719,477 in the same periods of the prior year. The decrease in the three-month period of $85,826 or 6% as compared to the prior-year period is primarily due to reduction of amortization expense of $56,550 due to the adoption of

SFAS 142 and decreased travel expenses. The increase in the current year nine-month period as compared to the same prior-year period of $144,911 or 4% is primarily due to the opening of the corporate office in Exton, PA in December of 2001 and expenses related to our equity advisor agreements. The increase in the nine-month period is also due to the inclusion of nine months of Antares/Minnesota expenses in 2002 compared with only eight months in 2001 following the business combination on January 31, 2001, offset by decreases in expenses related to the business combination and amortization expense of $150,800 due to the adoption of SFAS 142.

Other Income (Expense)

Net other income (expense) changed to expense of $1,901,417 and $1,982,050 in the three and nine-month periods of 2002, respectively, from income of $2,924 and $68,684, in the same periods ended September 30, 2001. The changes resulted primarily from interest expense of $1,720,000 related to the intrinsic value of the beneficial in-the-money conversion feature of the Company's 10% convertible debentures sold in July of 2002 recorded in the third quarter of 2002, as the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the date of the debenture purchase agreement. In addition, other interest expense in the three-month and nine-month periods of 2002 increased by $169,295 and $131,607, respectively, over the same periods in 2001 due to the sale of $1,400,000 of the convertible debentures and due to borrowings of $2,500,000 in the second and third quarters of 2002 from the Company's majority shareholder. The increased interest expense results primarily from $133,567 of amortization of deferred financing costs related to the convertible debentures. In June, the Company's majority shareholder converted $2,000,000 of debt plus accrued interest into common stock, resulting in a reduction in interest expense in the third quarter of approximately $30,000 as compared to the second quarter. Interest expense for the nine-months of 2001 of $95,350 resulted primarily from interest expense on outstanding notes incurred by Antares/Switzerland in January 2001 prior to the business combination, while interest expense for the nine-months of 2002 of $226,957 was primarily due to amortization of deferred financing costs and interest charges related to the convertible debentures and interest on the borrowings from the Company's majority shareholder. Also, interest income decreased in the three-month and nine-month periods of 2002 as compared to 2001 by $44,039 and $192,256, respectively, due to lower average cash balances in 2002 compared to 2001.

The 509,137 shares of common stock issued on June 10, 2002 to the Company's majority shareholder, Dr. Jacques Gonella, in connection with conversion of $2,036,550 in notes payable and accrued interest, had only a minor effect on the loss per share for the nine-month period ended September 30, 2002, and the full impact from issuance of these shares will not be reflected in the year-to-date loss per share calculations until future periods. In addition, as discussed in
Note 2 to the Consolidated Financial Statements, the conversion of the Company's 10% convertible debentures may result in substantial dilution to common shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $1,246,036, from $5,898,288 for the first nine months of 2001 to $4,652,252 for the first nine months of 2002. This was the result of net losses of $6,489,560 and $7,915,877 in the first nine months of 2001 and 2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Net noncash expenses of $1,939,590 in the first nine months of 2001 were mainly due to depreciation and amortization of $892,269 and in-process research and development of $948,000. Noncash expenses in the first nine months of 2002 totaled $2,707,148, consisting primarily of interest expense for the intrinsic value of the beneficial conversion feature of the Company's 10% convertible debentures of $1,720,000, depreciation and amortization of $616,123 and stock-based compensation expense of $276,694.

The change in operating assets and liabilities in the first nine months of 2001 resulted in a net decrease to cash of $1,348,318, comprised mainly of reductions in accounts payable and accrued expenses of $860,150 and $395,854, respectively, as a result of improved liquidity from the sale of common stock in the first nine months of 2001. In addition, an increase in inventory used $376,022 in the 2001 period. In the first nine months of 2002, the change in operating assets and liabilities caused an increase in cash of $556,477, primarily due to the increase in deferred revenue of $572,315 and decreases in accounts receivable of $307,551, VAT and other receivables of $241,323, and inventory of $184,620, offset by an increase in prepaid expenses of $290,296, and decreases in accounts payable, accrued expenses and liabilities to related parties of $150,219, $168,137 and $108,960, respectively. The increase in deferred revenue of $572,315 resulted mainly from milestone payments of approximately $500,000 related to existing license agreements, along with approximately $300,000 related to agreements originating in 2002.

Investing Activities

Net cash used in investing activities decreased $266,526, from $644,004 in the first nine months of 2001 to $377,478 in the same period of 2002. In 2001, $602,756 was loaned to Medi-Ject before the business combination and was offset by the cash balance of $355,578 in Medi-Ject at the time of the business combination. In addition, in 2001 the Company received proceeds of $91,699 from the sale of equipment, furniture and fixtures. Purchases of equipment, furniture and fixtures in the first nine months of 2001 and 2002 totaled $390,270 and $149,346, respectively, and expenditures for patent acquisition and development totaled $98,255 and $228,132, respectively.

Financing Activities

Net cash provided by financing activities decreased $7,281,332 from $11,088,175 in the first nine months of 2001 to $3,806,843 in the same period of 2002, due primarily to net proceeds of $10,048,249 received during the first nine months of 2001 from issuance of common stock, of which $9,994,549 was received in a private placement of common stock.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share, the market price of the Company's common stock on that date. Additionally, the Company borrowed from its majority shareholder $300,000 and $200,000 in June and September of 2002, respectively, to be repaid in July and September of 2003, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%.

On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% convertible debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 after such registration statement was declared effective on October 10, 2002. The debentures are collateralized by all assets of the Company, which include all inventory, receivables, furniture, equipment and patents. The Company held a special meeting of its shareholders on August 23, 2002, at which the shareholders approved the issuance of the shares issuable upon conversion of the debentures. As the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a non-cash accounting charge of $1,720,000 at September 30, 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. Upon conversion of the debentures, existing common shareholders could experience substantial dilution of their investment. As of November 7, 2002, $175,000 of the debentures had been converted into 227,932 shares of common stock. If all remaining debentures were converted at the $0.42 conversion price in place at November 7, 2002, a total of 4,345,238 shares would be issued.

Liquidity

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company's external auditor issued their report on the December 31, 2001 financial statements, which expressed substantial doubt about the Company's ability to continue as a going concern. The Company had negative working capital of $3,501,146 at September 30, 2002, and has had net losses and negative cash flows from operating activities since inception.

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

The Company believes it has sufficient cash to continue operations through November 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. In 2002 the Company borrowed $2,500,000 from the Company's majority shareholder, of which $2,000,000 plus accrued interest was converted to common stock in June. In July and October the Company issued $1,400,000 and $600,000, respectively, of its 10% convertible debentures. See "Cash Flows - Financing Activities."

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and, accordingly, evaluated its existing intangible assets and goodwill that were acquired in the Medi-Ject purchase business combination. The Company concluded that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption should be classified as goodwill as these intangible assets did not meet the definition for separate accounting under SFAS
142. These amounts were previously classified as workforce, ISO certification and clinical studies with unamortized balances of $510,413, $271,588 and $1,153,587, respectively, at December 31, 2001. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

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

For the three and nine month periods ended September 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                             ----------------------------    ----------------------------
                                                 2001           2002             2001            2002
                                             ------------    ------------    -------------   ------------
Net loss as reported ......................  $(2,156,890)    $(3,852,353)    $(11,853,685)   $(7,965,877)
Addback goodwill amortization .............      102,396               -          361,253              -
                                             -----------     -----------     ------------    -----------
Adjusted net loss .........................  $(2,054,494)    $(3,852,353)    $(11,492,432)   $(7,965,877)
                                             ===========     ===========     ============    ===========
Basic and diluted loss per share:
    Net loss as reported ..................  $     (0.24)    $     (0.39)    $      (1.43)   $     (0.85)
    Goodwill amortization .................         0.01               -             0.04              -
                                             -----------     -----------     ------------    -----------
 Adjusted net loss per share ..............  $     (0.23)    $     (0.39)    $      (1.39)   $     (0.85)
                                             ===========     ===========     ============    ===========

For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                         December 31,
                                          ------------------------------------------
                                              1999          2000            2001
                                          ------------  ------------   -------------
Net loss as reported ...................  $(3,967,366)  $(5,260,387)   $(14,913,226)
Addback goodwill amortization ..........      177,963       177,963         464,434
                                          -----------   -----------    ------------
Adjusted net loss ......................  $(3,789,403)  $(5,082,424)   $(14,448,792)
                                          ===========   ===========    ============
Basic and diluted loss per share:
    Net loss as reported ...............  $     (0.92)  $     (1.22)   $      (1.76)
    Goodwill amortization ..............         0.04          0.04            0.06
                                          -----------   -----------    ------------
 Adjusted net loss per share ...........  $     (0.88)  $     (1.18)   $      (1.70)
                                          ===========   ===========    ============

The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $2,975,299 and $327,801, respectively, at September 30, 2002. Amortization expense was $75,040 for the nine-months ended September 30, 2002. The estimated aggregate amortization expense for the next five years is $33,000 in the fourth quarter of 2002, $133,000 in 2003 through 2006, and $96,000 in the first nine months of 2007.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining provisions will be effective for the Company in the first quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's results of operations in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. For the three and nine-months ended September 30, 2002, the Company recorded an increase to cumulative comprehensive loss of $22,099 and $75,540, respectively, and $34,759 and $375,514, respectively, for the same prior-year periods related to foreign currency translation adjustments. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the three and nine-months ended September 30, 2001 and 2002 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

The Company's exposure to interest rate risk is not believed to be material. The Company does not use derivative financial instruments to manage interest rate risk. All existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

The company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

Forward-looking statements represent the Company's expectations or beliefs concerning future events, including statements regarding the Company's current cash situation, need for additional capital, ability to continue operations, whether the Company will be successful in entering into new strategic relationships, the Company's ability to attract and retain customers, the Company's ability to adapt to changing technologies, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, the Company's ability to hire and retain competent employees, the Company's ability to protect and reuse its intellectual property, changes in general economic conditions, and other factors identified in the Company's filings with the Securities and Exchange Commission, including those identified in Exhibit 99.2 to this Quarterly Report on Form 10-Q. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% convertible debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 after such registration statement was declared effective on October 10, 2002. The sale of the debentures was exempt from registration pursuant to Rule 506 of the Securities Act of 1933.

          On each of July 12, 2002 and July 25, 2002, the Company issued warrants to purchase 56,000 shares of the Company's common stock. The warrants were issued pursuant to an equity advisor agreement in connection with the sale of the Company's 10% convertible debentures and are exercisable for ten years at an exercise price of $2.50. The issuance of the warrants was exempt from registration pursuant to
          Section 4(2) of the Securities Act of 1933.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held a special meeting of its shareholders on August 23, 2002, at which the shareholders approved the issuance of the common stock issuable upon conversion of the Company's 10% convertible debentures. At the special meeting, there were 7,901,295 votes cast for the proposal, 13,175 votes cast against the proposal, 1,188 abstentions and no broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit No.                     Description
          -----------      ----------------------------------------------------

               3.4         Third Amended and Restated Articles of Incorporation
              99.1         Section 906 CEO and CFO Certification
              99.2         Cautionary Statements

(b)       Reports on Form 8-K

          On July 17, 2002, the Company filed a Form 8-K reporting under Item 5, Other Events, that it had entered into a Securities Purchase Agreement with several investors for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures.

          On September 16, 2002, the Company filed a Form 8-K reporting under
          Item 5, Other Events, that the Board of Directors approved amendments to the Company's insider trading policy to permit its officers and directors to enter into written trading plans or arrangements for systematic trading in the Company's securities, and that Dr. Roger G. Harrison, the Company's Chief Executive Officer, entered into a trading plan complying with Rule 10b5-1 and the Company's insider trading policy on August 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


                                       ANTARES PHARMA, INC.


November 13, 2002                      /s/ Roger G. Harrison, Ph.D.
                                       -----------------------------------------
                                       Roger G. Harrison, Ph.D.
                                       Chief Executive Officer and President


November 13, 2002                      /s/ Lawrence M. Christian
                                       -----------------------------------------
                                       Lawrence M. Christian
                                       Chief Financial Officer, Vice President -
                                       Finance and Secretary

                                 Certifications

I, Roger G. Harrison, Ph.D., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Antares Pharma, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ Roger G. Harrison, Ph. D.
-------------------------------------
Roger G. Harrison, Ph. D.
Chief Executive Officer and President

I, Lawrence M. Christian, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Antares Pharma, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

/s/ Lawrence M. Christian
-------------------------------------
Lawrence M. Christian
Chief Financial Officer, Vice President - Finance and Secretary