Form 10-Q/A
period 2002-09-30
ANTARES PHARMA  INC
filed 2003-03-18
CIK 1016169

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

         AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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

===============================================================================

                              ANTARES PHARMA, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets, as of December 31, 2001 and
            September 30, 2002 (restated) ................................... 4

            Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2002 (restated) .... 5

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2001 and 2002 (restated) .................... 6

            Notes to Consolidated Financial Statements ...................... 7

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................18

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......25

   ITEM 4.  Controls and Procedures .........................................25

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K ................................27

            Signatures ......................................................29


Restatement (See note 2 to the consolidated financial statements)
The Company entered into a Securities Purchase Agreement for the sale of $2,000,000 in convertible debentures in July 2002, of which $1,400,000 had been funded as of September 30, 2002, as further described in note 3 to the consolidated financial statements. The Company initially recorded a $1,720,000 charge to interest expense for the in-the-money conversion feature of these debentures. The Company has restated its previously reported unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2002 to reflect the in-the-money conversion feature as a discount to the convertible debentures which will be accreted and charged to interest expense over the one-year term of the debentures. This restatement results in a decrease to additional paid-in capital of $516,000 as the Company's recognition of the beneficial conversion feature has been corrected from $1,720,000 to $1,204,000. The remaining $516,000 of beneficial conversion feature and related increase to additional paid in capital will be recognized in the quarter ended December 31,

2002 when the Company received the final $600,000 of funding under the securities purchase agreement. The restatement had no impact on net cash flows from operating, investing and financing activities.

In order to preserve the nature and character of the disclosures set forth in the Company's originally filed 10-Q filing for the period ended September 30, 2002, this report continues to speak as of the date of the original filing, and the Company has not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical period covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this 10-Q/A filing is subject to updating and supplementing as provided in the Company's reports filed with the Securities and Exchange Commission subsequent to November 13, 2002.

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    December 31,    September 30,
                                                                                        2001            2002
                                                                                    ------------    ------------
                                                                                                    (As restated)
                                     Assets

Current Assets:
       Cash .....................................................................   $  1,965,089    $    566,484
       Accounts receivable, less allowance for doubtful accounts of $18,000 .....        535,461         227,910
       VAT and other receivables ................................................        331,660          90,337
       Inventories ..............................................................        655,691         471,071
       Prepaid expenses and other assets ........................................         55,041         137,814
       Deferred financing costs .................................................             --         591,309
                                                                                    ------------    ------------
              Total current assets ..............................................      3,542,942       2,084,925

Equipment, furniture and fixtures, net ..........................................      1,924,675       1,665,090
Patent rights, net ..............................................................      2,464,336       2,647,498
Goodwill, net ...................................................................      3,095,355       3,095,355
Other assets ....................................................................        101,142         132,862
                                                                                    ------------    ------------

              Total Assets ......................................................   $ 11,128,450    $  9,625,730
                                                                                    ============    ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
       Accounts payable .........................................................   $    637,794    $    487,575
       Accrued expenses and other liabilities ...................................      1,070,916         844,891
       Due to related parties ...................................................        243,692         641,877
       Convertible debentures, net of issuance discount of $963,200 in 2002 .....             --         443,896
       Capital lease obligations - current maturities ...........................         91,054         121,119
       Deferred revenue .........................................................      1,511,198       2,083,513
                                                                                    ------------    ------------
              Total current liabilities .........................................      3,554,654       4,622,871

Capital lease obligations, less current maturities ..............................        105,629          44,454
                                                                                    ------------    ------------
              Total liabilities .................................................      3,660,283       4,667,325
                                                                                    ------------    ------------

Shareholders' Equity:
       Series A Convertible Preferred Stock:  $0.01 par; authorized 10,000 shares; 1,250 and 1,300 issued and outstanding at December 31, 2001 and
          September 30, 2002, respectively ......................................             13              13
       Common Stock:  $0.01 par; authorized 30,000,000 shares;
          9,161,188 and 9,798,231 issued and outstanding at
          December 31, 2001 and September 30, 2002, respectively ................         91,612          97,982
       Additional paid-in capital ...............................................     37,464,531      41,469,368
       Accumulated deficit ......................................................    (29,457,033)    (35,943,710)
       Deferred compensation ....................................................       (251,016)       (209,768)
       Accumulated other comprehensive loss .....................................       (379,940)       (455,480)
                                                                                    ------------    ------------
                                                                                       7,468,167       4,958,405
                                                                                    ------------    ------------
              Total Liabilities and Shareholders' Equity ........................   $ 11,128,450    $  9,625,730
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the Three Months Ended      For the Nine Months Ended
                                                      September 30,                  September 30,
                                              ----------------------------    ----------------------------
                                                  2001            2002            2001            2002
                                              ------------    ------------    ------------    ------------
                                                             (As restated)                    (As restated)
Revenues:
     Product sales ........................   $    457,555    $  1,071,232    $  1,742,286    $  2,599,800
     Licensing and product development ....        139,202         161,629         547,793         430,645
                                              ------------    ------------    ------------    ------------
                                                   596,757       1,232,861       2,290,079       3,030,445

Cost of product sales .....................        373,190         874,374       1,093,116       2,095,083
                                              ------------    ------------    ------------    ------------
Gross margin ..............................        223,567         358,487       1,196,963         935,362
                                              ------------    ------------    ------------    ------------

Operating Expenses:

     Research and development .............        685,894         843,902       2,080,673       2,388,722
     In-process research and development ..             --              --         948,000              --
     Sales and marketing ..................        363,050         216,910       1,007,057         616,079
     General and administrative ...........      1,334,437       1,248,611       3,719,477       3,864,388
                                              ------------    ------------    ------------    ------------
                                                 2,383,381       2,309,423       7,755,207       6,869,189
                                              ------------    ------------    ------------    ------------

Net operating loss ........................     (2,159,814)     (1,950,936)     (6,558,244)     (5,933,827)
                                              ------------    ------------    ------------    ------------

Other income (expense):

     Interest income ......................         44,667             628         202,851          10,595
     Interest expense .....................         (4,399)       (414,494)        (95,350)       (467,757)
     Foreign exchange losses ..............        (13,132)         (8,269)        (20,741)        (44,911)
     Other, net ...........................        (24,212)            (82)        (18,076)           (777)
                                              ------------    ------------    ------------    ------------
                                                     2,924        (422,217)         68,684        (502,850)
                                              ------------    ------------    ------------    ------------

Net loss ..................................     (2,156,890)     (2,373,153)     (6,489,560)     (6,436,677)

In-the-money conversion feature-preferred
   stock dividend .........................             --              --      (5,314,125)             --

Preferred stock dividends .................             --              --         (50,000)        (50,000)
                                              ------------    ------------    ------------    ------------

Net loss applicable to common shares ......   $ (2,156,890)   $ (2,373,153)   $(11,853,685)   $ (6,486,677)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.24)   $      (0.24)   $      (1.43)   $      (0.69)
                                              ============    ============    ============    ============

Basic and diluted weighted average common
   shares outstanding .....................      8,955,347       9,790,411       8,276,424       9,417,888
                                              ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the Nine Months Ended
                                                                                                   September 30,
                                                                                           -----------------------------
                                                                                              2001              2002
                                                                                           ------------    ------------
                                                                                                           (As restated)
Cash flows from operating activities:
     Net loss ..........................................................................   $ (6,489,560)   $ (6,436,677)

     Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization .....................................................        892,269         616,123
     Amortization of deferred financing costs ..........................................             --         374,367
     Loss on disposal and abandonment of assets ........................................         30,049              --
     In-process research and development ...............................................        948,000              --
     Stock-based compensation expense ..................................................         69,272         276,694
     Changes in operating assets and liabilities, net of effect of business acquisition:
       Accounts receivable .............................................................         (1,433)        307,551
       VAT and other receivables .......................................................        328,007         241,323
       Inventories .....................................................................       (376,022)        184,620
       Prepaid expenses and other assets ...............................................         (3,926)       (329,532)
       Accounts payable ................................................................       (860,150)       (150,219)
       Accrued expenses and other ......................................................       (395,854)       (168,137)
       Due to related parties ..........................................................          9,302        (108,960)
       Deferred revenue ................................................................          6,404         572,315
       Other ...........................................................................        (54,646)        (31,720)
                                                                                           ------------    ------------
Net cash used in operating activities ..................................................     (5,898,288)     (4,652,252)
                                                                                           ------------    ------------

Cash flows from investing activities:

     Purchases of equipment, furniture and fixtures ....................................       (390,270)       (149,346)
     Proceeds from sale of equipment, furniture and fixtures ...........................         91,699              --
     Additions to patent rights ........................................................        (98,255)       (228,132)
     Increase in notes receivable and due from Medi-Ject ...............................       (602,756)             --
     Acquisition of Medi-Ject, including cash acquired .................................        355,578              --
                                                                                           ------------    ------------
Net cash used in investing activities ..................................................       (644,004)       (377,478)
                                                                                           ------------    ------------

Cash flows from financing activities:

     Proceeds from loans from shareholders .............................................      1,188,199       2,500,000
     Proceeds from issuance of convertible debentures ..................................             --       1,400,000
     Principal payments on capital lease obligations ...................................       (148,273)        (93,157)
     Proceeds from issuance of common stock, net .......................................     10,048,249              --
                                                                                           ------------    ------------
Net cash provided by financing activities ..............................................     11,088,175       3,806,843
                                                                                           ------------    ------------

Effect of exchange rate changes on cash and cash equivalents ...........................       (413,180)       (175,718)
                                                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents ...................................      4,132,703      (1,398,605)
Cash and cash equivalents:
     Beginning of period ...............................................................        243,222       1,965,089
                                                                                           ------------    ------------
     End of period .....................................................................   $  4,375,925    $    566,484
                                                                                           ============    ============

Supplemental cash flow information:

     Cash paid during the period for interest ..........................................   $     95,350    $     21,312

----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities in Notes 1, 3, 8 and 9.

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

         The purchase price allocation was as follows:

                  Cash acquired ............................ $   394,535
                  Current assets ...........................     900,143
                  Equipment, furniture and fixtures ........   1,784,813
                  Patents ..................................   1,470,000
                  Other intangible assets ..................   2,194,000
                  Goodwill .................................   1,276,806
                  Other assets .............................       3,775
                  Current liabilities ......................  (2,026,723)
                  Debt .....................................     (55,375)
                  In-process research and development ......     948,000
                                                             -----------
                  Purchase price ........................... $ 6,889,974
                                                             ===========

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


1.       Basis of Presentation (Continued)

                                                                                  Pro forma
                                                  Pro forma       Pro forma      Nine Months
                                                  Year Ended      Year Ended        Ended
                                                 December 31,    December 31,    September 30,
                                                     2000            2001            2001
                                                 ------------   -------------   --------------
         Net revenues ......................... $  2,553,284    $  3,811,362    $  2,602,917
         Loss before cumulative effect of a
            change in accounting principle .... $(10,030,643)   $(15,086,836)   $(12,130,477)
         Net loss ............................. $(11,145,026)   $(15,086,836)   $(12,130,477)
         Net loss per share ................... $      (1.63)   $      (1.78)   $      (1.47)

2.       Restatement

         The Company entered into a Securities Purchase Agreement for the sale of $2,000,000 in convertible debentures in July 2002, of which $1,400,000 had been funded as of September 30, 2002. The Company initially recorded a $1,720,000 charge to interest expense for the in-the-money conversion feature of these debentures. The Company has restated its previously reported unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2002 to reflect the in-the-money conversion feature as a discount to the convertible debentures which will be accreted and charged to interest expense over the one-year term of the debentures. This restatement results in a decrease to additional paid-in capital of $516,000 as the Company's recognition of the beneficial conversion feature has been corrected from $1,720,000 to $1,204,000. The remaining $516,000 of beneficial conversion feature and related increase to additional paid in capital will be recognized in the quarter ended December 31, 2002 when the Company received the final $600,000 of funding under the securities purchase agreement. The restatement had no impact on net cash flows from operating, investing and financing activities.

         The effects of the restatement are as follows:

         Statement of Operations Data:

                                                  Three months ended              Nine months ended
                                                  September 30, 2002              September 30, 2002
                                              -----------------------------------------------------------
                                              As previously      As            As previously      As
                                                 reported     restated           reported      restated
                                              -----------------------------------------------------------
          Non-cash interest expense ........  $(1,720,000)   $         -       $(1,720,000)  $         -
          Interest expense .................     (173,694)      (414,494)         (226,957)     (467,757)
          Other income (expense) ...........   (1,901,417)      (422,217)       (1,982,050)     (502,850)
          Net loss .........................   (3,852,353)    (2,373,153)       (7,915,877)   (6,436,677)
          Net loss applicable to
              common shares ................   (3,852,353)    (2,373,153)       (7,965,877)    (6,486,677)
          Basic and diluted net loss
              per common share .............        (0.39)         (0.24)            (0.85)         (0.69)

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


2.       Restatement (Continued)

         Balance Sheet Data:

                                                September 30, 2002
                                         --------------------------------
                                         As previously
                                            reported          As restated
                                         --------------------------------
          Convertible debentures ........    1,407,096            443,896
          Total current liabilities .....    5,586,071          4,622,871
          Total liabilities .............    5,630,525          4,667,325
          Additional paid-in capital ....   41,985,368         41,469,368
          Accumulated deficit ...........  (37,422,910)       (35,943,710)
          Total shareholders' equity ....    3,995,205          4,958,405

3.       Going Concern

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company's external auditors issued their report on the December 31, 2001 financial statements, which expressed substantial doubt about the Company's ability to continue as a going concern. The Company had negative working capital of $2,537,946 (restated) at September 30, 2002, and has had net losses and negative cash flows from operating activities since inception.

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

         The Company believes it has sufficient cash to continue operations through November 2002 and will be required to raise additional working capital to continue to exist. Management's intentions are to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the
         Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10,

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


3.       Going Concern (Continued)

         2002 at $4.00 per share, the market price of the Company's stock on that date. In addition, the Company borrowed from its majority shareholder $300,000 and $200,000 in June and September of 2002, respectively, to be repaid in July and September of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%.

         On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 after such registration statement was declared effective on October 10, 2002. The debentures are collateralized by all assets of the Company, which include all inventory, receivables, furniture, equipment and patents. The Company held a special meeting of its shareholders on August 23, 2002, at which the shareholders approved the issuance of the shares issuable upon conversion of the debentures. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt issuance discount of $1,204,000 (restated) during the period ended September 30, 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. This discount is being accreted into interest expense over the one-year term of the debentures. Upon conversion of the debentures, existing common shareholders could experience substantial dilution of their investment. As of November 7, 2002, $175,000 of the debentures had been converted into 227,932 shares of common stock. If all remaining debentures were converted at the $0.42 conversion price in place at November 7, 2002, a total of 4,345,238 shares would be issued, which would result in substantial dilution to current shareholders.

4.       Comprehensive Loss

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                ----------------------------     ------------------------------
                                                   2001             2002              2001             2002
                                                -----------    -------------     -------------    -------------
                                                                (As restated)                      (As restated)
        Net loss .............................. $(2,156,890)   $  (2,373,153)    $  (6,489,560)   $  (6,436,677)
        Change in cumulative translation
           adjustment .........................     (34,759)         (22,099)         (375,514)         (75,540)
                                                -----------    -------------     -------------    -------------
        Comprehensive loss .................... $(2,191,649)   $  (2,395,252)    $  (6,865,074)   $  (6,512,217)
                                                ===========    =============     =============    =============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


5.       Inventories

         Inventories consist of the following:

                                        December 31,    September 30,
                                            2001            2002
                                        ------------    -------------
         Raw material .................  $ 294,643        $271,755
         Work in-process ..............     29,611          27,937
         Finished goods ...............    436,437         221,379
                                         ---------        --------
                                           760,691         521,071
         Inventory reserve ............   (105,000)        (50,000)
                                         ---------        --------
                                         $ 655,691        $471,071
                                         =========        ========

6.       Industry Segment and Operations by Geographic Areas

         The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

         The Company has operating assets located in two countries as follows:

                                             December 31,     September 30,
                                                 2001             2002
                                             ------------     -------------
         Switzerland .......................  $2,388,337       $1,606,442
         United States of America ..........   8,740,113        8,019,288
                                             -----------       ----------
                                             $11,128,450       $9,625,730
                                             ===========       ==========

         Revenues by region of origin are summarized as follows:

                                               For the Three Months Ended
                                                     September 30,
                                               ---------------------------
                                                  2001             2002
                                               ----------       ----------
         United States of America ...........  $  313,260       $  416,724
         Europe .............................     288,594          793,074
         Other ..............................      (5,097)          23,063
                                               ----------       ----------
                                               $  596,757       $1,232,861
                                               ==========       ==========

                                                 For the Nine Months Ended
                                                       September 30,
                                               ---------------------------
                                                  2001             2002
                                               ----------       ----------
         United States of America ...........  $  564,486       $1,100,725
         Europe .............................   1,658,250        1,858,393
         Other ..............................      67,343           71,327
                                               ----------       ----------
                                               $2,290,079       $3,030,445
                                               ==========       ==========

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


7.       Accounting for License Revenues

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

8.       In-The-Money Conversion Feature Preferred Stock Dividend

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

9.       Shareholders' Equity

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

10.      New Accounting Pronouncements

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

         For the three and nine-month periods ended September 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


10.      New Accounting Pronouncements (Continued)

                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ---------------------------
                                                   2001           2002             2001           2002
                                               -----------    -------------    ------------   ------------
                                                              (As restated)                   (As restated)
         Net loss as reported ................ $(2,156,890)   $(2,373,153)     $(11,853,685)  $(6,486,677)
         Addback goodwill amortization .......     102,396              -           361,253             -
                                               -----------    -----------      ------------   -----------
         Adjusted net loss ................... $(2,054,494)   $(2,373,153)     $(11,492,432)  $(6,486,677)
                                               ===========    ===========      ============   ===========

         Basic and diluted loss per share:
             Net loss as reported ............ $     (0.24)   $     (0.24)     $     (1.43)   $     (0.69)
             Goodwill amortization ...........        0.01           -                0.04           -
                                               -----------    -----------      -----------    -----------
          Adjusted net loss per share ........ $     (0.23)   $     (0.24)     $     (1.39)   $     (0.69)
                                               ===========    ===========      ===========    ===========

         For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                               December 31,
                                                  -----------------------------------------
                                                     1999          2000            2001
                                                  ------------  -----------    ------------
         Net loss as reported ..................  $(3,967,366)  $(5,260,387)   $(14,913,226)
         Addback goodwill amortization .........      177,963       177,963         464,434
                                                  -----------   -----------    ------------
         Adjusted net loss .....................  $(3,789,403)  $(5,082,424)   $(14,448,792)
                                                  ===========   ===========    ============

         Basic and diluted loss per share:
             Net loss as reported ..............  $    (0.92)   $    (1.22)    $     (1.76)
             Goodwill amortization .............        0.04          0.04            0.06
                                                  ----------    ----------     -----------
          Adjusted net loss per share ..........  $    (0.88)   $    (1.18)    $     (1.70)
                                                  ==========    ==========     ===========

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


10.      New Accounting Pronouncements (Continued)

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

11.      Reconciliation of Loss and Share Amount Used in EPS Calculation

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

                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                              ----------------------------     -------------------------------
                                                  2001           2002              2001               2002
                                              -----------    -------------     ------------       ------------
                                                             (As restated)                        (As restated)
         Net loss ........................... $(2,156,890)    $(2,373,153)     $(11,853,685)      $(6,486,677)
         Basic and diluted weighted average
            common shares outstanding .......   8,955,347       9,790,411          8,276,424        9,417,888
                                              ------------    -----------    ---------------      -----------
         Basic and diluted net loss per
            common share .................... $     (0.24)    $     (0.24)     $       (1.43)     $     (0.69)
                                              ===========     ===========      =============      ===========
         Antidilutive stock options and
            warrants ........................   1,695,860       1,858,638          1,695,860        1,858,638
                                              ===========     ===========      =============      ===========
         Principal amount of anti-dilutive
            convertible debentures ..........           -     $ 1,400,000                  -      $ 1,400,000
                                              ===========     ===========      =============      ===========

12.      Related Party Transactions

         Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's majority shareholder, Dr. Jacques Gonella. In connection with this agreement, the Company recognized expense of $124,000 and $139,500

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2001 and 2002


12.      Related Party Transactions (Continued)

         for the nine-month periods ended September 30, 2001 and 2002, respectively. Amounts owed to JG Consulting AG at December 31, 2001 and September 30, 2002 were $90,532 and $31,000, respectively. In addition, in 2001 the Company sold equipment, furniture and fixtures to JG Consulting AG for $91,699, which approximated the book value of the assets sold.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement (See note 2 to the consolidated financial statements)

The Company entered into a Securities Purchase Agreement for the sale of $2,000,000 in convertible debentures in July 2002, of which $1,400,000 had been funded as of September 30, 2002, as further described in note 3 to the consolidated financial statements. The Company initially recorded a $1,720,000 charge to interest expense for the in-the-money conversion feature of these debentures. The Company has restated its previously reported unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2002 to reflect the in-the-money conversion feature as a discount to the convertible debentures which will be accreted and charged to interest expense over the one-year term of the debentures. This restatement results in a decrease to additional paid-in capital of $516,000 as the Company's recognition of the beneficial conversion feature has been corrected from $1,720,000 to $1,204,000. The remaining $516,000 of beneficial conversion feature and related increase to additional paid in capital will be recognized in the quarter ended December 31, 2002 when the Company received the final $600,000 of funding under the securities purchase agreement. The restatement had no impact on net cash flows from operating, investing and financing activities.

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

Other Income (Expense)

Net other income (expense) changed to expense of $422,217 (restated) and $502,580 (restated) in the three and nine-month periods of 2002, respectively, from income of $2,924 and $68,684, in the same periods ended September 30, 2001. Interest expense in the three-month and nine-month periods of 2002 increased by $410,095 (restated) and $372,407 (restated), respectively, over the same periods in 2001 due to the sale of $1,400,000 of the convertible debentures and due to borrowings of $2,500,000 in the second and third quarters of 2002 from the Company's majority shareholder. The increased interest expense results primarily from $374,367 (restated) of amortization of deferred financing costs and debt accretion related to the convertible debentures. Interest expense is expected to increase in future periods as the result of charges related to $1,554,509 (restated) of deferred financing costs and debt discount at September 30, 2002. In June, the Company's majority shareholder converted $2,000,000 of debt plus accrued interest into common stock, resulting in a reduction in interest expense in the third quarter of approximately $30,000 as compared to the second quarter. Interest expense for the nine-months of 2001 of $95,350 resulted primarily from interest expense on outstanding notes incurred by Antares/Switzerland in January 2001 prior to the business combination, while interest expense for the nine-months of 2002 of $467,757 (restated) was primarily due to amortization of deferred financing costs, debt accretion and interest charges related to the convertible debentures and interest on the borrowings from the Company's majority shareholder. Also, interest income decreased in the three-month and nine-month periods of 2002 as compared to 2001 by $44,039 and $192,256, respectively, due to lower average cash balances in 2002 compared to 2001.

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

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $1,246,036, from $5,898,288 for the first nine months of 2001 to $4,652,252 for the first nine months of 2002. This was the result of net losses of $6,489,560 and $6,436,677 (restated) in the first nine months of 2001 and 2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Net noncash expenses of $1,939,590 in the first nine months of 2001 were mainly due to depreciation and amortization of $892,269 and in-process research and development of $948,000. Noncash expenses in the first nine months of 2002 totaled $1,267,184 (restated), consisting primarily of amortization of deferred financing costs and accretion of debt discount related to the Company's 10% convertible debentures of $374,367 (restated), depreciation and amortization of $616,123 and stock-based compensation expense of $276,694.

The change in operating assets and liabilities in the first nine months of 2001 resulted in a net decrease to cash of $1,348,318, comprised mainly of reductions in accounts payable and accrued expenses of $860,150 and $395,854, respectively, as a result of improved liquidity from the sale of common stock in the first nine months of 2001. In addition, an increase in inventory used $376,022 in the 2001 period. In the first nine months of 2002, the change in operating assets and liabilities caused an increase in cash of $517,241 (restated), primarily due to the increase in deferred revenue of $572,315 and decreases in accounts receivable of $307,551, VAT and other receivables of $241,323, and inventory of $184,620, offset by an increase in prepaid expenses of $329,532 (restated), and decreases in accounts payable, accrued expenses and liabilities to related parties of $150,219, $168,137 and $108,960, respectively. The increase in deferred revenue of $572,315 resulted mainly from milestone payments of approximately $500,000 related to existing license agreements, along with approximately $300,000 related to agreements originating in 2002.

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

On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% convertible debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 after such registration statement was declared effective on October 10, 2002. The debentures are collateralized by all assets of the Company, which include all inventory, receivables, furniture, equipment and patents. The Company held a special meeting of its shareholders on August 23, 2002, at which the shareholders approved the issuance of the shares issuable upon conversion of the debentures. As the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt discount of $1,204,000 (restated) for the period ended September 30, 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. This discount will be accreted into interest expense over the one-year term of the debentures. Upon conversion of the debentures, existing common shareholders could experience substantial dilution of their investment. As of November 7, 2002, $175,000 of the debentures had been converted into 227,932 shares of common stock. If all remaining debentures were converted at the $0.42 conversion price in place at November 7, 2002, a total of 4,345,238 shares would be issued.

Liquidity

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company's external auditor issued their report on the December 31, 2001 financial statements, which expressed substantial doubt about the Company's ability to continue as a going concern. The Company had negative working capital of $2,537,946 (restated) at September 30, 2002, and has had net losses and negative cash flows from operating activities since inception.

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

For the three and nine month periods ended September 30, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                             -----------------------------   ----------------------------
                                                2001            2002             2001           2002
                                             ------------    -------------   -------------  -------------
                                                             (As restated)                  (As restated)
Net loss as reported ......................  $(2,156,890)    $(2,373,153)    $(11,853,685)   $(6,486,677)
Addback goodwill amortization .............      102,396               -          361,253              -
                                             -----------     -----------     ------------    -----------
Adjusted net loss .........................  $(2,054,494)    $(2,373,153)    $(11,492,432)   $(6,486,677)
                                             ===========     ===========     ============    ===========

Basic and diluted loss per share:
    Net loss as reported ..................  $     (0.24)    $     (0.24)    $      (1.43)   $     (0.69)
    Goodwill amortization .................         0.01               -             0.04              -
                                             -----------     -----------     ------------    -----------
 Adjusted net loss per share ..............  $     (0.23)    $     (0.24)    $      (1.39)   $     (0.69)
                                             ===========     ===========     ============    ===========

For the three years ended December 31, 1999, 2000 and 2001, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                     December 31,
                                     ------------------------------------------
                                         1999          2000           2001
                                     -----------   -----------   --------------
Net loss as reported                 $(3,967,366)  $(5,260,387)  $(14,913,226)
Addback goodwill amortization            177,963       177,963        464,434
                                     -----------   -----------   ------------
Adjusted net loss                    $(3,789,403)  $(5,082,424)  $(14,448,792)
                                     ===========   ===========   ============

Basic and diluted loss per share:
    Net loss as reported             $     (0.92)  $     (1.22)  $      (1.76)
    Goodwill amortization                   0.04          0.04           0.06
                                     -----------   -----------   ------------
 Adjusted net loss per share         $     (0.88)  $     (1.18)  $      (1.70)
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

ITEM 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this Amended Quarterly Report on Form 10-Q/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Amended Quarterly Report on Form 10-Q/A are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Amended Quarterly Report on Form 10-Q/A, the words "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

Forward-looking statements represent the Company's expectations or beliefs concerning future events, including statements regarding the Company's current cash situation, need for additional capital, ability to continue operations, whether the Company will be successful in entering into new strategic relationships, the Company's ability to attract and retain customers, the Company's ability to adapt to changing technologies, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, the Company's ability to hire and retain competent employees, the Company's ability to protect and reuse its intellectual property, changes in general economic conditions, and other factors identified in the Company's filings with the Securities and Exchange Commission, including those identified in Exhibit 99.2 to this Amended Quarterly Report on Form 10-Q/A. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                  Description
         -----------   --------------------------------------------------------
              3.4      Third Amended and Restated Articles of Incorporation (a)
             99.1      Section 906 CEO and CFO Certification
             99.2      Cautionary Statements (a)

              (a) Incorporated by reference to Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.

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

                                       ANTARES PHARMA, INC.

March 18, 2003                         /s/ Roger G. Harrison, Ph.D.
                                       ----------------------------------------
                                       Roger G. Harrison, Ph.D.
                                       Chief Executive Officer and President


March 18, 2003                         /s/ Lawrence M. Christian
                                       ----------------------------------------
                                       Lawrence M. Christian
                                       Chief Financial Officer, Vice
                                       President - Finance and Secretary

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

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         c) Presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         c) Presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Lawrence M. Christian
-----------------------------------------
Lawrence M. Christian
Chief Financial Officer, Vice
President - Finance and Secretary