Form 10-K
period 2002-12-31
ANTARES PHARMA  INC
filed 2003-03-21
CIK 1016169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                         Commission file number 0-20945
                                                -------

                              ANTARES PHARMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                     41-1350192
-------------------------------          ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization

               707 Eagleview Boulevard, Suite 414, Exton, PA 19341
                 (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 YES       NO  X
                                     ---      ---

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 19, 2003, was approximately $2,911,437 (based upon the last reported sale price of $0.53 per share on March 19, 2003, on the Nasdaq Small Cap Market).

There were 11,887,506 shares of common stock outstanding as of March 19, 2003.

                                     PART I

Item 1.  BUSINESS

General

     On January 31, 2001, Antares Pharma, Inc. ("Antares" or the "Company") (formerly known as Medi-Ject Corporation) completed a business combination to acquire the three operating subsidiaries of Permatec Holding AG ("Permatec"), headquartered in Basel, Switzerland. Upon consummation of the transaction, the acquired Permatec subsidiaries were renamed Antares Pharma AG, Antares Pharma IPL AG and Antares Pharma NV. Prior to the closing of the business combination, the Company did not have sufficient funds to continue operating and had determined that it was necessary to, among other things, either raise more capital or merge with another biopharmaceutical company. Medi-Ject was a company focused on delivery of drugs across the skin using needle- free technology, and Permatec specialized in delivery of drugs across the skin using transdermal patch and gel technologies. Given that both groups were focused on delivery of drugs across the skin, but with a focus on different sectors, it was believed that a business combination would be attractive to both pharmaceutical partners and to the Company's shareholders. The transaction was accounted for as a reverse acquisition, as Permatec's shareholders initially held approximately 67% of the outstanding stock of Antares. Accordingly, for accounting purposes, Permatec is deemed to have acquired Antares. Upon completion of the transaction the Company's name was changed from Medi-Ject Corporation to Antares Pharma, Inc. The following discussion of the business incorporates the business combination with Permatec.

     The U.S. operation, located in Minneapolis, Minnesota, develops, manufactures and markets novel medical devices, called jet injectors or needle-free injectors, that allow people to self-inject drugs without using a needle. The Company makes a small re-usable spring-action device and the attached disposable plastic needle-free syringes to hold the drug. A liquid drug is drawn up into the needle-free syringe, from a conventional vial containing a liquid drug formulation, through a small hole at the end of syringe. When the syringe is held against an appropriate part of the body and the spring is released, a piston drives the fluid stream into the tissues beneath the skin, from where the drug is dispersed into systemic circulation. A person may re-arm the device and repeat the process or attach a new sterile syringe between injections. Recently the Company has developed variations of the jet injector by adding a very small hidden needle to a pre-filled, single-use injector as well as a needle-free pre-filled, single-use injector.

     With the Permatec business combination, Antares is also committed to other methods of drug delivery such as topical gel formulations. Transdermal gels have advantages in cost, cosmetic elegance, ease of application and lack of irritancy compared with better-known transdermal patches and have applications in such therapeutic markets as hormone replacement therapy, osteoporosis therapy, cardiovascular therapy, pain management and central nervous system therapy. The Company intends for this drug delivery method to become a material part of its business moving forward.

     From inception as a combined business entity, the Company had fifty-three employees with thirty-five research and development personnel, engineers, formulation chemists and technicians, engaged in designing and formulating new products for the pharmaceutical industry. As of March 19, 2003, the Company has forty-six full-time and two part-time employees.

     The Company was a pioneer in the invention of home needle-free injection systems in the late 1970s. Prior to that, needle-free injection systems were powered by large air compressors or were relatively complex and expensive, so their use was limited to mass vaccination programs by the military or school health programs or for patients classified as needle phobic. Early injectors were painful in comparison to today's injectors, and their large size made home use difficult. The first home insulin injector was five times as heavy as the current injector, which weighs five ounces. Today's insulin injector sells at a retail price of $299 compared to $799 eight years ago. The first growth hormone injector was introduced in Europe in 1994. This was the first success in achieving distribution through a license to a pharmaceutical manufacturer, and it has resulted in significant market penetration and a very high degree of customer satisfaction. Distribution of growth hormone injectors has expanded, through pharmaceutical company partnerships, to include Japan and other Asian countries.

     The Swiss operation developed its first topical products in Argentina in the mid-1990s. This effort resulted in the commercialization of a seven-day estradiol patch in certain countries of South America in 2000. Over time, the Argentine research effort moved away from the crowded transdermal patch field and focused on topical gel formulations, which allow the delivery of estrogens, progestins, testosterone and other drugs in a gel base without the need for an occlusive or potentially irritating adhesive bandage. The commercial potential for topical gel therapies is attractive, and several agreements with pharmaceutical companies have led to the early and successful clinical evaluation of Antares' formulations. The Argentine operations were moved to Basel, Switzerland in late 1999.

     The Company operates in the specialized drug delivery sector of the pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical manufacturers through licensing and development agreements. The Company views the pharmaceutical and biotechnology company as its primary customer. The Company has negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia), the hormone replacement segment (transdermal delivery of estradiol in South America) and the topical hormone gels segment (several development programs in place worldwide including the United States and Europe). In addition, the Company continues to market needle-free devices for the home administration of insulin in the U.S. market though distributors while seeking a partnering relationship with an insulin manufacturer.

     The Company is a Minnesota corporation incorporated in February 1979. Corporate offices are located at 707 Eagleview Boulevard, Exton, Pennsylvania 19341; telephone (610) 458-6200. The Company has wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG) and the Netherlands Antilles (Antares Pharma NV).

Industry Trends

     Based upon previous experience in the industry, the Company believes the following significant trends in healthcare have important implications for the growth of the business.

     After a drug loses patent protection, the branded version of the drug often faces competition from generic alternatives. Often market share may be preserved by altering the delivery method, e.g., a single daily controlled release dosage form rather than four pills a day. The Company expects pharmaceutical manufacturers will continue to seek differentiating delivery characteristics to defend against generic competition. The altered delivery method may be an injection device or a novel formulation that offers convenience or improved dosage schedules. Major companies now focus on life cycle management of their products to maximize return on investment and often consider phased product improvement opportunities to maintain competitiveness against other major companies or generic competition.

     The increasing trend of pharmaceutical companies marketing directly to consumers, as well as the recent focus on patient rights may encourage the use of innovative, user-friendly drug delivery. Part of this trend involves offering patients a wider choice of dosage forms. The Company believes the patient-friendly attributes of its topical gel and jet injection technologies meet these market needs.

     The focus on new topical formulations complements the Company's earlier experience with the new injection methods. The Company envisions its program with topical gel formulation as second-generation technology, replacing the older transdermal patch products with more patient-friendly products. Topical gels will offer the patient more choices and added convenience with no compromise of efficacy. Although newer, the gel technology is based upon so-called GRAS ("Generally Recognized as Safe") substances, meaning the toxicology profiles of the ingredients are known and widely used. This approach has a major regulatory benefit and may reduce the cost and time of product development.

     Many drugs, including selected hormones and protein biopharmaceuticals, are destroyed in the gastrointestinal tract and may only be administered through the skin, the lung or by injection. Pulmonary delivery is complex and has not yet been commercialized for therapeutic proteins. Injection remains the mainstay of protein delivery. Therefore, the growing number of protein biopharmaceuticals requiring injection may have limited commercial potential if patient compliance with conventional injection treatment is not optimal. The failure to take all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for our society. In addition, it is becoming increasingly recognized that conventional syringe needles require special and often costly disposal methods.

     In addition to the increase in the number of drugs requiring self-injection, changes in the frequency of insulin injections for the treatment of diabetes also may contribute to an increase in the number of self-injections. For many years, standard treatment protocol was for insulin to be administered once or twice daily for the treatment of diabetes.

However, according to recent studies (the Diabetes Control and Complications Trial), tightly controlling the disease by, among other things, administration of insulin as many as four to six times a day, can decrease its debilitating effects. The Company believes that as the benefits of tightly controlling diabetes become more widely known, the number of insulin injections self-administered by people with diabetes will increase. The need to increase the number of insulin injections given per day may also motivate patients with diabetes to seek an alternative to traditional needles and syringes.

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

     Due to the substantial costs involved, marketing efforts are not currently focused on drug applications administered by healthcare professionals. Jet injection systems, however, may be attractive to hospitals, doctors' offices and clinics, and such applications may be explored in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles as well as the practice of giving injections through intravenous tubing to reduce the number of contaminated needles. In 1998, the State of California banned the use of exposed needles in hospitals and doctors' offices, if alternatives exist, and ten additional states have adopted similar legislation. In November 2000 the Federal Government issued guidelines encouraging institutions to replace needles wherever practical. The Company believes that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles. Furthermore, certain drugs, particularly DNA vaccines, may actually be more effective if delivered by jet injection, particularly where such injections are given intradermally/subdermally. The Companies mini-needle technology is capable of delivering vaccines in this way and discussions are being held with vaccine companies.

Market Opportunity

     According to industry sources, an estimated 9 to 12 billion needles and syringes are sold annually worldwide. The Company believes that a significant portion of these are used for the administration of drugs that could be delivered using its injectors, but that only a small percentage of people who self-administer drugs currently use jet injection systems. The Company believes that this lack of market penetration is due to older examples of needle-free technology not meeting customer needs owing to cost and performance limitations, and the small size of the companies directly marketing the technology not being able to gain a significant "share of voice" in the marketplace. The Company believes that its technology overcomes limitation of the past and its business model of working with pharmaceutical company partners will allow for substantial market penetration. To date neither the Company nor its competitors has achieved substantial market penetration under this model. However, the Company's largest customer is a pharmaceutical company (Ferring) and one of the Company's major competitors, Bioject Medical Technologies, Inc., has a pharmaceutical company (Serono) as its largest customer.

     Antares' focus is on the market for the delivery of self-administered injectable drugs. The largest and most mature segments of this market consist of the delivery of insulin for patients with diabetes and human growth hormone for children with growth retardation. In the U.S., over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and the Company believes that the number of insulin injections will increase with time as the result of new diabetes management techniques which recommend more frequent injections. A second attractive market has developed with growth hormone; children suffering from growth retardation take daily hormone injections for an average of five years. The number of children with growth retardation is small relative to diabetes, but most children are exceptionally needle adverse. The Company's pharmaceutical partner in Europe has made significant inroads using its injectors in this market, and the Company expects similar progress in other geographic regions where partnerships have already been established. Other injectable drugs that are presently self-administered and may be suitable for injection with the Company's systems include therapies for the prevention of blood clots and the treatment of multiple sclerosis, migraine headaches, inflammatory diseases, impotence, hormone therapy, AIDS and hepatitis. Antares also believes that many injectable drugs currently under development will be administered by self-injection once they reach the market. This is supported by the continuing development of important chronic care products that can only be given by injection, the ongoing effort to reduce hospital and institutional costs by early patient release, and the gathering momentum of new classes of drugs that require injection. A representative list of such drugs introduced in recent years that all require home injection include Enbrel (Amgen, Wyeth) for treatment of rheumatoid arthritis, Aranesp (Amgen) for treatment of anemia, Kineret (Amgen) for rheumatoid arthritis, Forteo (Lilly) for treatment of osteoporosis, Intron-A (Schering Plough) and Roferon (Roche) for hepatitis C, Lantus (Aventis Pharma) for diabetes, Rebif (Serono) for multiple sclerosis, and Gonal-F for fertility treatment. The dramatic increase in numbers of products for self administration by injection and the breadth of therapeutic areas covered by this partial listing is an exciting representation of the opportunity for Antares' device portfolio.

     According to one industry publication, worldwide hormone replacement revenues, the initial focus of the Company's transdermal patch and topical gel formulation program, was expected to grow to $4.0 billion by 2002. As of 1998, only 15% of these sales were composed of transdermal delivery systems in the U.S. Further growth in this sector is likely to be achieved by the use of testosterone products in both male and female applications. The importance of gel products containing testosterone for men has been exemplified with the success of Androgel (R) (Unimed-Solvay) for treatment of male hypogonadism, where second year sales in the US were greater than $200m. A new market opportunity also exists with the use of low dose testosterone for treatment of female sexual dysfunction, a complaint that it is suggested could affect 30-50% of women. Currently no effective treatments are available for this disorder. Antares Pharma, along with its US partner BioSante, has testosterone products in clinical trial for both female and male applications. However, the Company believes that the industry is shifting away from oral systems, as evidenced in Europe, more specifically France, the leading country in the use of transdermal hormone replacement therapy. According to an industry report, 64.8% of treated menopausal women in France used either patch (44.7%) or gel (20.1%) therapy. It has also been suggested that the more physiological blood levels achieved when hormones are delivered across the skin may offer some advantage over oral therapy. At this time there is no long-term evidence to support this contention. In the future, products may be formulated to address equally large opportunities in other sectors of the pharmaceutical industry, including cardiovascular, pain, infectious diseases, addiction and central nervous system therapies.

Products and Technology

Current Needle-Free Injection Systems

     The Medi-Jector Vision(R) is a small, easy-to-use insulin injector, introduced in October 1999, replacing the Medi-Jector Choice(R). The Vision replaced the Choice in the U.S. insulin market in 1999 and 2000, the European growth hormone market in 2002 and will gradually replace the Choice in the remaining international growth hormone markets. Each injector model is operated by first compressing a coil spring mechanism and then filling the attached disposable plastic syringe from a multi-use medication vial. The proper dosage is displayed in the dosage window. An injection is given by holding the injector perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. Each injector is recommended to be used for two years, and the needle-free plastic syringes are recommended for a one-week usage. The U.S. retail price of the Vision insulin device (excluding the needle-free syringe) is $299. The total annual cost to the end user of needle-free syringes and related supplies is approximately $250 per year (based upon an average of two injections per day). Based in part upon the results of marketing and clinical studies performed by Antares, the Company believes that injections using an Antares injection system are considered more comfortable and more discreet than injections using a conventional needle and syringe. The needle-free syringes used with any of the injector systems do not require special disposal. Once a needle-free syringe is removed from the device portion of the system, it cannot pierce the skin; consequently, the risk of cross-infection from discarded needle-free syringes is reduced significantly from the risk associated with needles.

New Device Development

     The Company is currently developing three new injector platforms. One platform, code named the MJ-8, represents a new concept in needle-free delivery, incorporating a smaller power pack with a self-contained medicinal cartridge. This device has been designed to compete with cartridge-based pen-like devices, which use replaceable needles, common in the European insulin market and rapidly replacing conventional syringes in the U.S. insulin market. A second platform, referred to as the AJ-1, combines a very low energy power source with a small hidden needle to offer a totally disposable, single injection system best suited for high volume doses. A modification of this device is being developed to deliver vaccines to the very superficial layers of skin, a popular direction of vaccine research. A third platform, referred to as the MJ-10, is a needle-free version of the disposable pre-filled injector. This diverse development program will offer pharmaceutical manufacturers a broad and attractive array of delivery choices while providing consumers with less expensive and more user-friendly injectors.

     MJ-8 Injector. The Company believes that a continuing major obstacle to widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and convenient injector. Although the size and complexity of injectors has been reduced over the years, further reduction in size is possible by limiting delivery of a single dose to 0.25ml or less. To this end, the Company has targeted the insulin market where most people in Europe and a growing number in the U.S. take several injections daily of 0.10ml to 0.15ml. Smaller doses require less energy and, therefore, smaller energy sources. The space conserved by reducing the energy source is used to store a drug cartridge within the device, adding further user convenience. Prototypes of this platform were tested in clinical trials starting in the fourth quarter of 2001 and throughout 2002.

     AJ-1 Injector. The coil springs of the commercial needle-free injectors limit injection volume to 0.5ml; larger fluid volumes require larger springs and are, therefore, impractical. Nevertheless, injection volumes of 1.0ml or more are not uncommon. In 1998, engineers at Antares found that they could greatly reduce the size of the coil spring by adding a very short, hidden needle (mini-needle). They concluded that breaking the very outer layers of the skin with a small needle allows very low energy jet injection. At lower energies, the device could hold the drug in a small, standard, single-dose glass cartridge. The Company built and successfully tested a small, pre-filled, totally disposable mini-needle injector during 1999 and has continued to refine this platform for the needs of interested pharmaceutical companies. Engineers with Elan Corporation plc ("Elan"), a drug delivery company based in Ireland, developed additional proprietary technologies that complement the AJ-1 design, and in November 1998, the Company licensed the Elan technology for certain applications.

     MJ-10 Injector. Several needle-free injection companies and pharmaceutical manufacturers are pursuing needle-free versions of the AJ-1 device with only limited success. The Company's engineers believe that they have identified unique opportunities in this field, and the Company is proceeding with product development in this area.

     The Company expended approximately $939,000, $3,556,000 and $3,654,000 on research and development efforts during fiscal years 2000, 2001 and 2002, respectively. Of these amounts, approximately $560,000, $729,000 and $639,000, respectively, were funded by third-party sponsored development programs and licensing fees, which were reflected in revenues.

New Formulation Products

     Antares' Combi Gel(TM) product containing estradiol and norethindrone acetate ("NETA") was licensed to Solvay in Europe in 1999 and has progressed successfully through Phase II clinical evaluation. Phase III studies may commence in 2003. In 2000, the Company signed an exclusive agreement with BioSante, an early stage U.S. pharmaceutical company, who began clinical studies of four Combi Gel(TM) hormone formulations for commercialization in the U.S. and other countries.

Patents

     When appropriate, the Company actively seeks protection for its products and proprietary information by means of U.S. and international patents and trademarks. With the injection device technology, the Company currently holds 20 patents and has an additional 55 applications pending in the U.S. and other countries. With the Company's drug formulation technology, it holds five patents, and an additional 35 applications in various countries are pending. The patents have expiration dates ranging from 2003 to 2019.

     Some of the Company's technology is developed on its behalf by independent outside contractors. To protect the rights of its proprietary know-how and technology, Company policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company-sponsored activities. Companies with which Antares has entered into development agreements have the right to certain technology developed in connection with such agreements.

Manufacturing

     The Company operates a U.S. device manufacturing facility in compliance with current Quality System Regulations ("QSR") established by the Food and Drug Administration ("FDA") and by the centralized European regulatory authority (Medical Device Directive). Injector and disposable parts are manufactured by third-party suppliers and assembled at the facility in Minneapolis, Minnesota. Quality control and final packaging are performed on-site. The Company may need to invest in automated assembly equipment if volume increases in the future.

     On February 22, 2003 the Company entered into a manufacturing agreement under which all manufacturing and assembly work currently performed by the Company at its Minneapolis facility will be outsourced to a third party manufacturer ("Manufacturer"). Under the terms of the agreement, the Manufacturer will be responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the Company's customers. The manufacturing operations are expected to be transferred to the Manufacturer by May 2003. The Company will continue to have ultimate responsibility for the quality of all products, and the Company will be responsible for the release of all produced products. The agreement has an initial term of two years.

     The Company is obligated, until January 1, 2004, to negotiate with Becton Dickinson before any other company for exclusive rights to manufacture disposable plastic components of certain injector systems under certain conditions. If the Company and Becton Dickinson are unable to agree on the terms and conditions of an agreement, the Company is free to negotiate with any third party on terms no more favorable in the aggregate than those that were offered to Becton Dickinson. The Company pays Becton Dickinson royalties on sales of plastic components of certain injector systems.

     The Combi Gel(TM) formulations for clinical studies are currently manufactured by contract under the Company's supervision.

Marketing

     The Company's basic business strategy is to develop and manufacture new products specific to certain pharmaceutical applications and to market through the existing distribution systems of pharmaceutical and medical device companies.

     During 2002, international revenue accounted for 59% of total revenue. Europe (primarily Germany) accounted for 84% of international revenue with the remainder coming primarily from Asia. The following two customers accounted for 79% of the Company's worldwide revenue in 2002: Ferring Pharmaceutical NV (49%) and BioSante Pharmaceuticals, Inc. (30%). Revenue from Ferring resulted from sales of injection devices and related disposable components. Revenue from BioSante resulted from license fees, milestone payments and clinical testing supplies for hormone replacement therapy transdermal gel formulations.

Injection Devices

     The Company markets needle-free injectors for insulin and growth hormone delivery through pharmaceutical companies and medical products distributors in over 20 countries. Device and related disposable product sales in 2002 were approximately $2.4 million. Historical product development alliances, from which licensing and development fees were obtained, include those with Becton Dickinson, Schering-Plough Corporation and the Organon division of Akzo Nobel.

     With respect to current injection device selling efforts, the Company's relationship with Ferring GmbH best reflects this basic strategy. Ferring is selling human growth hormone throughout Europe with a marketing campaign tied exclusively to the Antares needle-free delivery system. Ferring has been successful in establishing a user base of more than 3,000 children for its drug using the Antares needle-free system. In the Netherlands, where Ferring enjoys its largest market share, 22% of children taking growth hormone use Antares' injector. During the past six years, a Japanese pharmaceutical company, JCR, has distributed small numbers of growth hormone injectors to hospital-based physicians. In 1999, SciGen Pte Ltd. began distribution in Asia of Antares' growth hormone injectors along with its drug.

     The table below summarizes the Company's current collaborative and distribution agreements in the injection device sector.

--------------------------------------------------------------------------------
           Company                                        Market
--------------------------------------------------------------------------------
Eli Lilly Company .....................       Feasibility and option agreement
                                                      several products
--------------------------------------------------------------------------------
Pharmacia .............................      AJ1 evaluation and option agreement
                                                         (worldwide)
--------------------------------------------------------------------------------
Becton Dickinson and Company(1) .......   Manufacturing - Needle-free disposable
                                                    components (worldwide)
--------------------------------------------------------------------------------
Ferring Pharmaceuticals NV ............                Growth Hormone
                                                          (Europe)
--------------------------------------------------------------------------------
JCR Pharmaceuticals Co., Ltd. .........                Growth Hormone
                                                           (Japan)
--------------------------------------------------------------------------------
SciGen Pte Ltd. .......................          Growth Hormone and Insulin
                                                       (Asia/Pacific)
--------------------------------------------------------------------------------
drugstore.com .........................              Insulin -E-Commerce
                                                       (United States)
--------------------------------------------------------------------------------
Comar Cardio Technology srl ...........            Insulin - Distribution
                                                           (Italy)
--------------------------------------------------------------------------------
McKesson Corporation. .................            Insulin - Distribution
                                                       (United States)
--------------------------------------------------------------------------------
Care Service (Diabetic Express) .......      Insulin - Distribution - E-Commerce
                                                   (United States/Canada)
--------------------------------------------------------------------------------

(1) Becton Dickinson has certain manufacturing bid rights to the Company's disposable needle-free syringes under certain conditions, until January 1, 2004.

     Feasibility studies are those in which the Company's collaborative partner is assessing the potential value of the Company's technology with a specific product or products. Such studies often include a small fee to the Company, and the subjects of the studies are often kept confidential for competitive reasons (as with the Eli Lilly and Company agreement). Generally, any costs incurred in a feasibility study are borne by the Company's partner. The Company's current feasibility studies have not provided the Company with substantial revenue. The goal upon successful completion of a feasibility study is to move to a full licensing agreement with the partner. All of the Company's feasibility studies remain in process and have not yet progressed to the licensing agreement stage.

     Distribution agreements are arrangements under which the Company's products are supplied to end-users through the distributor. The Company provides the distributor with injection devices, and the distributor often receives a margin on sales. The Company currently has four distribution agreements under which the distributors sell the Company's injector devices and related components for use with insulin. To date, the revenue received from these agreements has been immaterial.

     Under the Company's growth hormone agreements, the Company sells its injection devices to partners who manufacture and/or market human growth hormone directly. The partner then markets the Company's devices with its human growth hormone. The Company receives benefit from these agreements in the form of manufacturing margins and royalties on end-sales of the Company's products.

     Under the Company's December 1993 agreement with Ferring, the Company granted Ferring exclusive rights to use and market, throughout Europe and the former Soviet Union, the Company's injector device for use with the administration of human growth hormone. The Company also agreed to supply Ferring with all of its requirements of injector devices. Under the agreement, Ferring was required to pay the Company upon the occurrence of certain events, such as completion of certain clinical studies and receipt of regulatory approvals. The Company has received all such payments, and currently, the Company receives payment from Ferring for the supplied injectors. Unless Ferring exercises its option to renew the agreement for two-year periods, the agreement will terminate ten years following

Ferring's receipt of technical and regulatory approvals to market the Company's injector devices in France, Germany, Italy and Spain. The last of such approvals was received December 1996. In 2002, revenue from Ferring accounted for 59% of the Company's product sales. Revenue from the remaining three growth hormone agreements accounted for less than 3% of product sales in 2002.

     On January 22, 2003, the Company entered into a License Agreement with Ferring, under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company's needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company's needle-free injector devices. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products.

     The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company's AJ-1 device for the treatment of limited medical conditions.

     As consideration for the license grants, Ferring paid the Company EUR500,000 upon execution of the License Agreement, and paid an additional EUR1,000,000 on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 of the license fee received on February 24, 2003 will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires.

     Over the past few years, the Company has taken several steps to increase its U.S. insulin injector distribution. As a result, in March 2001, the Company transferred U.S. distribution to Diabetic Express, a division of Care Services, Inc. Antares has concluded that the successful distribution of insulin devices will require additional physician support and the marketing power of a major insulin manufacturer. However, the Company's current effort will continue because its devices provide a vital service to certain patients and provide the Company with considerable information regarding the needs of people required to self-administer drugs by injection.

Topical Delivery Products

     Over the short term, the majority of revenues generated from topical drug formulation will be through the fees generated by licensing and development agreements.

     The following table describes existing pharmaceutical relationships in the topical delivery sector.

------------------------------------------------------------------------------------------------
Pharmaceutical Company
    Partner                   Compound                 Market Segment               Technology
------------------------------------------------------------------------------------------------
Solvay                    NETA/Estradiol           Hormone replacement therapy   Combi Gel(TM)
                                                              (Europe)
------------------------------------------------------------------------------------------------
Sigmapharma/Novaquimica   Estradiol                Hormone replacement therapy   Gel
                                                             (Brazil)
------------------------------------------------------------------------------------------------
BioSante                  Progesterone/Estradiol/  Hormone replacement therapy   Combi Gel(TM)
                          Testosterone                 (U.S., Canada, other
                                                            countries)
------------------------------------------------------------------------------------------------
SciTech                   Estradiol/Testosterone   Hormone replacement therapy   Combi Gel(TM)
                                                   (Asia, Australia & Oceania)
------------------------------------------------------------------------------------------------
Pharmacia                 Undisclosed                      Undisclosed           Gel
------------------------------------------------------------------------------------------------

     The agreements in the table are license agreements under which the Company's partners are conducting clinical evaluations of the Company's products. For competitive reasons, the Company's partners usually do not divulge the exact stage of clinical development. The two major agreements in the topical delivery sector are with Solvay Pharmaceuticals and BioSante Pharmaceuticals, Inc. Under the Company's June 1999 agreement with Solvay, the Company granted an exclusive license to Solvay for the Company's transdermal gel technology for delivery of an estradiol/progestin combination for hormone replacement therapy. The exclusive license applies to all countries and territories in the world, except for the United States, Canada, Japan and Korea. The agreement contains a development plan under which the Company and Solvay collaborate to bring the product to market. Solvay must pay the Company a license fee of $5 million in four separate payments, all of which are due upon completion of various phases of the development plan. To date, the Company has received $1.5 million of this fee. Once commercial sale of the product begins, Solvay is required to, on a quarterly basis, pay the Company a royalty based on a percentage of sales. The royalty payments will be required for a period of 15 years or when the last patent for the product expires, whichever is later.

     In June 2000, the Company granted an exclusive license to BioSante to allow BioSante to develop and commercialize four of the Company's gel technology products for use in hormone replacement therapy in the United States, Canada and other countries. BioSante paid the Company $1 million upon execution of the agreement and is also required to pay the Company royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to the Company upon the occurrence of certain events related to regulatory filings and approvals.

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

     Three companies currently sell injectors to the U.S. insulin market. Antares believes that it retained the largest market share in 2002, and competes on the basis of device size, price and ease of use. In 1998, Bioject Medical Technologies, Inc., the manufacturer of a needle-free gas-powered injector, purchased the insulin injector business of Vitajet, and after some months of redesign, entered the U.S. insulin injector market. Equidyne, Inc. entered the worldwide insulin injector market in mid-2000.

     Powderject Pharmaceuticals, plc, a British research company, is developing a needle-free injection system based upon the principle of injecting a fine dry powder.Bioject and Powderject compete actively and successfully for licensing agreements with pharmaceutical manufacturers. Powderject has recently refocused exclusively on the use of their technology for vaccine delivery.

     The Company expects the needle-free injection market to expand, even though improvements continue to be made in needle syringes, including syringes with hidden needles and pen-like needle injectors. The Company expects to compete with existing needle injection methods as well as new delivery methods yet to be commercialized. For example, Inhale Therapeutic Systems, Inc.(now Nektar Therapeutics), in partnership with Pfizer, Inc. and Aventis Pharmaceuticals, is completing Phase III clinical testing of inhaled insulin which, if successful, could replace the use of injection for some patients.

     Competition in the formulation sector differs in that the market is considerably larger, more mature and dominated by much larger companies like ALZA Corporation and Elan Corporation plc. Other large competitors include SkyePharma plc and Alkermes, Inc. These companies have substantially greater capital resources, more experienced research teams, larger facilities and a broader range of products and technologies. Nevertheless, ALZA and Elan have focused in recent years on growth through the acquisition and sale of traditional pharmaceutical products.

Government Regulation

     Antares' products and manufacturing operations are subject to extensive government regulations, both in the United States and abroad. In the United States, the Food & Drug Administration ("FDA") administers the Federal Food Drug and Cosmetic Act (the "FDC Act") and has adopted various regulations affecting the Company's business, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries and certain malfunctions to the FDA. Manufacturing facilities and certain company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FDC Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

     Drug delivery systems such as injectors may be approved or cleared for sale as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application ("NDA") or a Product License Application ("PLA"). Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has recently established an Office of Combination Products to address the challenges associated with the premarket review and regulation of combination products. New drug/delivery combinations require the submission of a request for designation for the Office of Combination Products to determine assignment to the appropriate regulatory center. To the extent permitted under the FDC Act and current FDA policy, the Company intends to seek the required approvals and clearance for the use of its new injectors, as modified for use in specific drug applications under the medical device provisions, rather than under the new drug provisions, of the FDC Act.

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

     In addition to submission when a device is being introduced into the market for the first time, a 510(k) notification is also required when the manufacturer makes a change or modification to a previously marketed device that could significantly affect safety or effectiveness, or where there is a major change or modification in the intended use or in the manufacture of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) notification. The Company has received 510(k) marketing clearance from the FDA to allow marketing of the Medi-Jector Choice and the Medi-Jector Vision systems for the delivery of U-100 insulin or human growth hormone. In the future the Company or its partners will submit 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

     If the FDA concludes that any or all of the Company's new injectors must be handled under the new drug provisions of the FDC Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. The Company's injectors may be required to be approved as a combination drug/device product under a supplemental NDA for use with previously approved drugs. Under these circumstances, the Company's device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be packaged and sold in combination with a particular drug.

     To the extent that the Company's modified injectors are packaged with the drug, as part of a drug delivery system, the entire package is subject to the requirements for drug/device combination products. These include drug manufacturing requirements, drug adverse reaction reporting requirements, and all of the restrictions that apply to drug labeling and advertising. In general, the drug requirements under the FDC Act are more onerous than medical device requirements. These requirements could have a substantial adverse impact on the Company's ability to commercialize its products and its operations.

     In the European Union, a drug delivery device that is an integral combination with the drug to be delivered is considered part of the medicinal product and is regulated as a drug. Gels are drug delivery devices which are, therefore, regulated as drugs and must comply with the requirements described in the Council Directive 65/65/EEC.

     The FDC Act also regulates quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the current Quality System Regulations ("QSR"). The FDA's interpretation and enforcement of these requirements have been increasingly strict in recent years and seem likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might violate the QSR, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to QSR requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of the devices from the marketplace.

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

     Sales of medical devices outside of the U.S. are subject to foreign legal and regulatory requirements. The Company's transdermal and injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices and products vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Antares relies upon the companies marketing its injectors in foreign countries to obtain the necessary regulatory approvals for sales of the Company's products in those countries. Generally, products having an effective 510(k) clearance or PMA may be exported without further FDA authorization.

     The Company has obtained ISO 9001/EN 46001 qualification for its manufacturing systems. This certification shows that the Company's procedures and manufacturing facilities comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidences compliance with the requirements enabling the Company to affix the CE Mark to current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union ("EU") countries. Semi-annual audits by the Company's notified body, British Standards Institute, are required to demonstrate continued compliance.

Forward Looking Statements

     Antares and its representatives may from time to time make written or oral forward-looking statements with respect to its annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in reports to shareholders.

     The words or phrases "will likely result," "are expected to," "will continue to," "is anticipated," "estimate," "project," "may," "should," "plans," "believes," "predicts," "intends," "potential" or "continue" or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Antares cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Antares is identifying the important risk factors below that could affect its financial performance and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

Risk Factors

You should consider carefully the following information about risks, together with the other information contained in this prospectus and in the documents referred to below in "Where You Can Find More Information," before you decide whether to buy our common stock. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment. In this Section, the terms "we" and "our" refer to Antares Pharma, Inc.

Risks Related to Our Business

We only have sufficient cash to continue operations for two to three weeks

     Our cash position is currently only sufficient to fund working capital requirements for the next two to three weeks. Moreover, we have no immediate access to additional capital. While we received a total of EURO1,500,000 (approximately $1,600,000) from Ferring BV in connection with our license agreement, those funds will not last beyond March 2003. We expect our working capital needs over the next 12 months to approximate $9.7 million. This amount consists of approximately $3.4 million for research and development, $500,000 for business development, $300,000 for marketing and sales, $400,000 for regulatory and quality assurance and $5.1 million for general and administrative expenses, which is partially offset by approximately $8.0 million of projected license fees and net product margins. As a result, we continue to seek funds through additional equity or debt offerings, equity investments by our strategic partners/customers and divestment of certain non-core technologies. There can be no assurance that sufficient additional equity or debt financing will be available. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug technologies, further reduce operating costs through staff reductions or cease operations altogether. Additionally, even if we are able to raise additional capital and continue our operations, if our Swiss subsidiaries do not generate sufficient cash flow on their own or the U.S. parent company is unable to provide funds to them, and these Swiss subsidiaries are therefore deemed technically insolvent, Swiss laws may require us to place the balance sheet of the Swiss subsidiaries into the Swiss courts. Such an action is often a precursor to a bankruptcy filing, and may be deemed an event of default under our debentures.

     Because of insufficient cash flows, we were also several days late in satisfying our U.S. operations payroll obligations for January 31, 2003. There can be no assurance that we will raise additional funds or receive sufficient monthly revenue payments to prevent this from occurring again.

If we default on the terms of the debentures we recently issued, the debenture holders will be able to foreclose on their lien on our assets for the amount of indebtedness we owe them

     We currently have an aggregate of $1,613,255 outstanding principal amount of our 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures. These debentures earn interest at a rate of 8% per annum and mature on March 31, 2004. Interest is payable quarterly, and the debenture holders have the option of receiving the interest payments in cash or in shares of our common stock. In the event these debentures are not converted prior to March 31, 2004, we will be required to repay the principal and any accrued but previously unpaid interest. We do not currently have the ability to repay the principal on these debentures, nor do we have any assurance that we will have adequate funds to repay them when they mature. We granted to the holders of the debentures a security interest in substantially all of our assets. Therefore, if we default on the terms of the debentures, the debenture holders will be able to take title to a substantial portion of our assets, up to the amount of indebtedness we owe them.

We have incurred significant losses to date, and for our last fiscal year we received an opinion from our accountants expressing doubt about our ability to continue as a going concern

     The report of our independent accountants in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows from operations. We had negative working capital of ($11,712) and ($4,188,234) at December 31, 2001 and 2002, respectively. We incurred net losses of ($5,260,387), ($9,499,101) and ($11,608,765) in the fiscal years ended 2000, 2001 and 2002, respectively. In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2002, of ($41,165,798).

     The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We reported a net loss for the year ending December 31, 2002, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

     o the demand for our technologies from current and future biotechnology and pharmaceutical partners;
     o our ability to manufacture products efficiently and with the required quality;
     o our ability to increase manufacturing capacity to allow for new product introductions;
     o    the level of product competition and of price competition;
     o our ability to develop additional commercial applications for our products;
     o    our ability to obtain regulatory approvals;
     o    our ability to control costs; and
     o    general economic conditions.

We depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue

     During fiscal 2002, we derived approximately 79% of our revenue from the following two customers:

     o    Ferring Pharmaceutical NV (approximately 49%)
     o    BioSante Pharmaceuticals, Inc. (approximately 30%)

     The loss of either of these customers would cause revenues to decrease significantly, increase our continuing losses from operations and, ultimately, could require us to cease operating. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If that occurs, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

If we or our third-party manufacturer are unable to supply Ferring BV with our devices pursuant to our current license agreement with Ferring, Ferring would own a fully paid up license for certain of our intellectual property

     Pursuant to our license agreement with Ferring BV, we licensed certain of our intellectual property related to our needle-free injection devices, including granting a license allowing Ferring to manufacture our devices on its own for use with its human growth hormone product. This license becomes effective if we are unable to continue to supply product to Ferring under our current supply agreement. In accordance with the license agreement, we entered into a manufacturing agreement with a third party to manufacture our devices for Ferring. If we or this third party are unable to meet our obligations to supply Ferring with our devices, Ferring would own a fully paid up license to manufacture our devices and to use and exploit our intellectual property in connection with Ferring's human growth hormone product. In such event, we would no longer receive royalty revenues from Ferring, and we would no longer be able to license such technology to other parties for use in the field of human growth hormone therapy.

We have limited manufacturing experience and may experience manufacturing difficulties related to the use of new materials and procedures, which could increase our production costs and, ultimately, decrease our profits

     Our past assembly, testing and manufacturing experience for certain of our technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. Additionally, we recently entered into a manufacturing agreement under which a third party will assemble certain component parts of our MJ6B and MJ7 devices. There can be no assurance that this third party manufacturer will be able to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our drug delivery technology. Any failure to do so would negatively impact our business, financial condition and results of operations.

Our products have achieved only limited acceptance by patients and physicians, which continues to have a negative effect on our revenue

     Our business ultimately depends on ultimate patient and physician acceptance of our needle-free injectors, gels and our other drug delivery technologies as an alternative to more traditional forms of drug delivery, including injections using a needle and transdermal patch products. To date, our device technologies have achieved only limited acceptance from such parties. Transdermal gels from other companies appear to be gaining increasing acceptance, but there is no guarantee that this will also be seen with our gel products when they are commercialized. If our drug delivery technologies are not accepted in the marketplace, we may be unable to successfully attract additional marketing partners or directly market and sell our products, which would limit our ability to generate revenues and to achieve and/or sustain profitability. The degree of acceptance of our drug delivery systems depends on a number of factors. These factors include, but are not limited to, the following:

     o demonstrated clinical efficacy, safety and enhanced patient compliance;
     o    cost-effectiveness;
     o    convenience and ease of use of injectors and transdermal gels;
     o advantages over alternative drug delivery systems or similar products from other companies; and
     o    marketing and distribution support.

     Physicians may refuse to prescribe products incorporating our drug delivery technologies if they believe that the active ingredient is better administered to a patient using alternative drug delivery technologies, that the time required to explain use of the technologies to the patient would not be offset by advantages, or they believe that the delivery method will result in patient noncompliance. Factors such as patient perceptions that a gel is inconvenient to apply or that devices do not reproducibly deliver the drug may cause patients to reject our drug delivery technologies. Because only a limited number of products incorporating our drug delivery technologies are commercially available, we cannot yet fully assess the level of market acceptance of our drug delivery technologies.

If transdermal gels do not achieve market acceptance, we may be unable to achieve sufficient profits from this technology.

     Because transdermal gels are a newer, less understood method of drug delivery, our potential consumers have little experience with manufacturing costs or pricing parameters. Our assumption of higher value may not be shared by the consumer. To date, transdermal gels have gained successful entry into only a limited number of markets. There can be no assurance that transdermal gels will ever gain sufficient market acceptance in those or other markets to achieve and/or sustain profitable operations.

Our injectable depot gel technology may not achieve consumer acceptance and, as a result, may not result in revenues for our company.

     Although the injectable depot gel research field is active, few products have reached the market. There is no data indicating that the specific depot gel formulations we are researching will be accepted. Regulatory compliance and approvals can take a substantial amount of time due to clinical evaluations that are required for this type of drug delivery method. There can be no assurance that injectable gels will ever obtain the necessary regulatory approvals or gain sufficient market acceptance to achieve and/or sustain profitable operations.

A recent FDA study questioned the safety of hormone replacement therapy for menopausal women, and our female hormone replacement therapy business may suffer as a result

     In July 2002, the Federal Drug Administration halted a long-term study being conducted on oral female hormone replacement therapy (HRT) using a combination of estradiol and progestin because the study showed an increased risk of breast cancer, heart disease and blood clots in women taking HRT. The studies using estradiol alone were not halted. The halted study looked at only one brand of oral combined HRT, and there is no information on whether other brands with different levels of hormones would carry the same risks. In January 2003, the FDA announced that it would be requiring new warnings on the labels for HRT products, and it advised patients to consult with their doctors about whether to use continuous combined HRT and to limit the period of use to help manage post-menopausal vasomotor symptoms, not to manage osteoporosis or other possible longer-term indications. These results and recommendations have had an impact on the use of HRT, but we cannot predict whether sales will remain at this reduced level, or whether our own transdermal HRT contracts will continue as more information on the effects of HRT is released. Additionally, there is no information at this point regarding whether the transdermal gels that we market for HRT will be shown to carry the same risks as those found in the study.

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

We may be unable to successfully expand into new areas of drug delivery technology, which could substantially reduce our revenue and negatively impact our business as a whole

     We intend to continue to enhance our current technologies. Even if enhanced technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because

     o    the potential technologies may fail clinical studies;
     o    we may not find a pharmaceutical company to adopt the technologies;
     o    it may be difficult to apply the technologies on a commercial scale;
     o    the technologies may not be economical to market; or
     o we may not receive necessary regulatory approvals for the potential technologies.

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

As health insurance companies and other third-party payors increasingly challenge the products and services for which they will provide coverage, our individual consumers may be unable to afford to use our products, which could substantially reduce our revenues

     Our injector device products are currently sold in the European Community
(EC) and in the United States for use with human growth hormone or insulin. In the case of human growth hormone, our products are provided to users at no cost by the drug manufacturer. In the United States the injector products are only available for use with insulin.

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

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue

     Our business plans require us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner company is to assist us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy. Our licensees will also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories. We are currently a party to a number of such agreements, all of which are currently in varying stages of development. Although none of our collaborative agreements have been terminated for failure to meet milestones, we may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements. Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability. As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees. The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations. In addition, factors that adversely impact the introduction and level of sales of any drug covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.

The failure of any of our third party licensees to develop, obtain regulatory approvals for, market, distribute and sell our products could substantially reduce our revenue

     Pharmaceutical company partners help us develop, obtain regulatory approvals for, manufacture and sell our products. If one or more of these pharmaceutical company partners fail to pursue the development or marketing of the products as planned, our revenues and gross profits may not reach expectations or may decline. We may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. We do not intend to have a direct marketing channel to consumers for our drug delivery technologies except through current distributor agreements in the United States for our insulin delivery device. Therefore, the success of the marketing organizations of the pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies. Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

We face increasing competition, and our business could suffer if we are unable to effectively compete with our competitor's technology

     Additional competitors in the needle-free injector market, some with greater resources and experience than us, may enter the market, as there is an increasing recognition of a need for less invasive methods of injecting drugs. Similarly, several companies are competing in the transdermal gel market. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Equidyne Corporation, Bentley Pharmaceuticals, Inc., Cellegy Pharmaceuticals, Inc., Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc. and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

     In general, injection is used only with drugs for which other drug delivery methods are not possible, in particular with biopharmaceutical proteins (drugs derived from living organisms, such as insulin and human growth hormone) that cannot currently be delivered orally, transdermally (through the skin) or pulmonarily (through the lungs). Transdermal patches and gels are also used for drugs that cannot be delivered orally or where oral delivery has other limitations (such as high first pass drug metabolism). Many companies, both large and small, are engaged in research and development efforts on less invasive methods of delivering drugs that cannot be taken orally. The successful development and commercial introduction of such a non-injection technique would likely have a material adverse effect on our business, financial condition, results of operations and general prospects.

     Competitors may succeed in developing competing technologies or obtaining governmental approval for products before we do. Competitors' products may gain market acceptance more rapidly than our products, or may be priced more favorably than our products. Developments by competitors may render our products, or potential products, noncompetitive or obsolete.

If we are unable to raise additional capital to continue operating, we may be unable to realize the value we have attributed to our goodwill, patents and intellectual property

     Currently, our most valuable assets on our balance sheet are our goodwill from the acquisition of Medi-Ject of $1,095,355, and patents and intellectual property of $2,157,174 related to our devices and transdermal gels. We have valued these assets in accordance with generally accepted accounting principles. If we are not able to raise additional capital to continue our operations, we may be unable to continue licensing these patents, and would not receive any additional revenue from them. Additionally, we may be required to sell our patents and intellectual property to a third party. In such event, the purchase price we receive may be substantially lower than the value we have attributed to them in our financial statements.

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

     Currently, we have been granted 25 patents in the United States and 30 patents in other countries. We have also made application for a total of 90 patents, both in the United States and other countries. Any patent applications we may have made or may make relating to our potential products, processes and technologies may not result in patents being issued. Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business or are able to circumvent our patents. Further, we may not have the necessary financial resources to enforce our patents.

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

We may incur significant costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products

     The design, development, testing, manufacturing and marketing of pharmaceutical compounds, medical nutrition and diagnostic products and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The approval process is generally lengthy, expensive and subject to unanticipated delays. Currently, we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities in other countries and anticipate seeking regulatory approval from the FDA for products developed pursuant to our agreement with BioSante. Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by our partners or us. There can be no assurance as to when or whether such approvals from regulatory authorities will be received.

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

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions

     If we, or pharmaceutical companies with whom we are developing technologies, fail to comply with applicable regulatory requirements, the pharmaceutical companies, and we, may be subject to sanctions, including the following:

     o    warning letters;
     o    fines;
     o    product seizures or recalls;
     o    injunctions;
     o refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;
     o    total or partial suspension of production;
     o    withdrawals of previously approved marketing applications; or
     o    criminal rosecutions.

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

Our business may suffer if we lose certain key officers or employees

     The success of our business is materially dependent upon the continued services of certain of our key officers and employees. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition. There can be no assurance that we will be successful in retaining key personnel.

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

Risks Related to our Common Stock

We recently received a notice from Nasdaq regarding our failure to comply with Nasdaq's listing standards, and our stock will be delisted by Nasdaq if our stock price does not significantly improve by the end of May 2003 or if our net equity does not meet Nasdaq's continued listing standards.

     Our stock is currently traded on the Nasdaq SmallCap Market. Under Nasdaq's listing maintenance standards, if the closing bid price of a company's common stock remains under $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to that company. On November 29, 2002, we received such a notice from Nasdaq. Pursuant to Nasdaq's notice, we have 180 days, or until May 28, 2003, for our closing bid price to reach $1.00 per share for a minimum of ten consecutive trading days, or our stock will be delisted.

     In order to avoid a delisting of our common stock, we may be required to take various measures including effecting a reverse split of our common price for our common stock. The history of similar stock split combinations for a company in like circumstances is often not positive. There is no assurance that the market price per share of our common stock following a reverse stock split will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after a reverse stock split.

     Even if we are able to improve our stock price to regain compliance, the Nasdaq rules also state that for continued inclusion, we must meet one of three financial tests, which are having stockholders' equity of $2.5 million, market value of listed securities of $35 million or net income from operations of $500,000. As of March 19, 2003, we do not meet any of the above requirements. In the event we do not improve our stock price to regain compliance, Nasdaq will determine whether we meet the initial listing criteria for the SmallCap market, which generally include financial requirements more stringent than those listed above for continued inclusion on Nasdaq. If we meet the initial listing criteria, Nasdaq will grant us an additional 180 days to demonstrate compliance. However, as of March 19, 2003, we do not meet any of these requirements.

     If our stock is delisted and thus no longer eligible for quotation on the Nasdaq SmallCap Market, it may trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. The loss of our listing on the Nasdaq SmallCap Market would also complicate compliance with state blue-sky laws. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock could decline significantly. Finally, the failure of our stock to be listed on the Nasdaq SmallCap Market would constitute a breach of the covenants we made pursuant to the sale of our 8% debentures, and, therefore, would constitute an event of default under the debentures and allow the debenture holders to declare the debentures immediately due and payable. In such event, we would be required to pay to the debenture holders 130% of the outstanding principal.

All decisions affecting our company are under the control of a single shareholder who currently owns a majority of the voting power of our common stock, and this could lower the price of our common stock

     As a result of our reverse business combination with Permatec in January 2001, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella own a majority of (currently approximately 53%) the outstanding shares of our common stock. Because of Permatec's and Dr. Gonella's control of the Company, investors will be unable to affect or change the management or the direction of the Company. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because of Permatec's and Dr. Gonella's control of the Company, the price of our common stock could be materially depressed.

     Additionally, as a result of our recent debt restructuring, we issued convertible debentures and warrants to Xmark Fund, Ltd., Xmark Fund, L.P. and SDS Merchant Fund, LP. These debentures and warrants could ultimately be converted into or exercised for an aggregate of 6,159,011 shares of our common stock. In such event, these funds would own in excess of 34% of our common stock.

     Because the parties described above either currently own or could potentially own a large portion of our stock, they will be able to generally determine the outcome of all corporate actions requiring shareholder approval. As a result, these parties will be in a position to control all matters affecting our company, including decisions as to our corporate direction and policies; future issuances of our common stock or other securities; our incurrence of debt; amendments to our articles of incorporation and bylaws; payment of dividends on our common stock; and acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control.

Sales of our common stock by our officers and directors may lower the market price of our common stock

     As of March 19, 2003, our officers and directors beneficially owned an aggregate of 6,821,942 shares (or approximately 55%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other shareholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

Sales of our common stock by the holders of the 8% debentures and warrant holders may lower the market price of our common stock

     As of March 19, 2003, $1,613,255 principal amount of 8% debentures were issued and outstanding. Based on the current conversion price of $.50 per share, the debentures are convertible into an aggregate of 3,226,511 shares of common stock. The holders of the 8% debentures also hold warrants exercisable for up to 2,932,500 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon conversion of the debentures or exercise of the warrants. The debentures and warrants are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. Certain of the shares of common stock into which the debentures may be converted are currently registered and may be sold without restriction. The remaining shares of common stock into which the debentures and warrants may be converted or exercised are being registered pursuant to a registration statement to be filed in the near future.

     As of March 19, 2003, 6,159,011 shares of common stock were reserved for issuance upon conversion of the debentures and exercise of the warrants. As of March 19, 2003, there were 11,887,506 shares of common stock outstanding. Of these outstanding shares, 5,054,483 shares were freely tradable without restriction under the Securities Act of 1933, as amended, unless held by affiliates.

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

Employees

     As of March 19, 2003, Antares employed 28 full-time and one part-time employees in Minnesota and Pennsylvania, and the subsidiaries employed 18 full-time and one part-time employees in Switzerland. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

               Name                Age                 Position
               ----                ---                 --------

      Roger G. Harrison, Ph.D. ...  55    Chief Executive Officer, President and
                                          Director

      Lawrence Christian .........  60    Chief Financial Officer, Secretary and
                                          Vice President - Finance

      Dario Carrara, Ph.D. .......  39    Managing Director - Formulations Group

      Peter Sadowski, Ph.D. ......  55    Vice President - Devices Group


     Roger G. Harrison, Ph.D., joined Antares Pharma as Chief Executive Officer, President and a member of the Company's Board of Directors in March 2001. Prior to that time, Dr. Harrison was Director of Alliance Management at Eli Lilly and Company. In this role he helped to create a renewed focus on generating value from corporate alliances as part of the company's core business strategy. In his 25-years at Eli Lilly and Company, his roles also included Global Product Team Leader and Director, Development Projects Management and Technology Development and Planning. He is the author of twelve publications, has contributed to four books and holds nine patents. Dr. Harrison earned a Ph.D. in organic chemistry and a B.Sc. in chemistry from Leeds University in the United Kingdom and conducted postdoctoral research work at Zurich University in Switzerland.

     Lawrence Christian is currently Chief Financial Officer, Secretary and Vice President - Finance. He joined the Company in March 1999 as Vice President, Finance & Administration, Chief Financial Officer and Secretary. Mr. Christian took early retirement from 3M after a 16-year career. Since 1996 Mr. Christian had been with 3M as Financial Director - World-Wide Corporate R&D and Government Contracts and was involved in organizing new business venture units and commercialization of new technologies. Prior to 1996 Mr. Christian served as Financial Manager - Government Contracts, European Controller and Division Controller within 3M. Prior to joining 3M in 1982, Mr. Christian was Vice President/CFO of APC Industries, Inc., a closely-held telecommunications manufacturing company in Texas.

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

     Peter Sadowski, Ph.D., is currently Vice President - Devices Group, located in Minneapolis, Minnesota. He joined the Company in March 1994 as Vice President, Product Development. He was promoted to Executive Vice President and Chief Technology Officer in 1999. From October 1992 to February 1994, Dr. Sadowski served as Manager, Product Development for GalaGen, Inc., a biopharmaceutical company. From 1988 to 1992, he was Vice President, Research and Development for American Biosystems, Inc., a medical device company. Dr. Sadowski holds a Ph.D. in microbiology.

Liability Insurance

     The Company's business entails the risk of product liability claims. Although the Company has not experienced any material product liability claims to date, any such claims could have a material adverse impact on its business. The Company maintains product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $5 million. The Company evaluates its insurance requirements on an ongoing basis.

Item 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 3,000 square feet of office space in Exton, Pennsylvania for its corporate headquarters facility. The lease will terminate in November 2004. The Company believes this facility will be sufficient to meet its Exton requirements through the lease period.

     The Company leases approximately 23,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 2004. As discussed in Note 16 to the Consolidated Financial Statements, in February 2003 the Company entered into a manufacturing agreement under which all manufacturing and assembly work currently performed by the Company at its Minneapolis facility will be outsourced to a third party manufacturer. The transition of the manufacturing operations is expected to be complete by May of 2003, after which the Company will have substantially reduced its facility space requirements. The Company is currently exploring options for decreasing its leased square footage. However, there can be no assurance the Company will be successful in finding smaller space and obtaining a release from the current lease before its expiration in April 2004, and even if a smaller space is found and the Company is released from the current lease, moving costs will likely offset some or all of the savings realized from the reduced rent in 2003.

     The Company also leases approximately 1,000 square meters of facilities in Basel, Switzerland, with 600 square meters of formulation and analytical laboratories. The lease will terminate in September 2008. The Company believes the facilities will be sufficient to meet its Switzerland requirements through the lease period.

Item 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 2002.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock has traded on the Nasdaq Small Cap Market of the Nasdaq Stock Market since March 8, 1999. Prior to that time, the Common Stock traded on the Nasdaq National Market of the Nasdaq Stock Market. The Company's Common Stock is traded under the symbol ANTR. The following table sets forth the per share high and low sales prices of the Company's Common Stock for each quarterly period during the two most recent fiscal years. Sale prices are as reported by the Nasdaq Stock Market.

                                                    High              Low
                                                    ----              ---
    2001:
      First Quarter ...........................   $ 5.000           $ 2.250
      Second Quarter ..........................     5.650             2.880
      Third Quarter ...........................     4.300             1.590
      Fourth Quarter ..........................     4.050             1.900

    2002:
      First Quarter ...........................     5.000             2.780
      Second Quarter ..........................     5.000             2.650
      Third Quarter ...........................     4.750             1.100
      Fourth Quarter ..........................     1.830             0.290

Common Shareholders

     As of March 19, 2003, the Company had 113 holders of record of its common stock, with another estimated 3,115 shareholders whose stock is held in nominee name.

Dividends

     The Company has not paid or declared any cash dividends on its common stock during the past six years. The Company has no intention of paying cash dividends in the foreseeable future on common stock. The Company is obligated to pay semi-annual dividends on Series A Convertible Preferred Stock ("Series A") at an annual rate of 10%, payable on May 10 and November 10 each year. In addition to the stated 10% dividend, the Company is also obligated to pay foreign tax withholding on the dividend payment, if paid in cash, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends, when paid in cash, since they are non-recoverable. The Series A agreement has a provision which allows the Company to pay the dividend by issuance of the same stock when funds are not available. The Company has exercised this provision for the last seven dividend payments.

Sales of Unregistered Securities

     On February 5, 2001 Antares issued 1,194,537 shares of common stock for $7,000,000, and on March 5, 2001, the Company issued 511,945 shares of common stock for $3,000,000 in connection with a private placement of Units. Each Unit, at a price of $23.44, consisted of (i) four shares of Antares common stock, $0.01 par value, and (ii) a warrant to purchase one share of Antares common stock. Each of the four warrants, to purchase in the aggregate 426,621 shares of common stock, issued in the private placement is exercisable for a period of five years at an exercise price of $7.03. The proceeds from the sale of these securities have been primarily used for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal and accounting fees, in connection with this transaction. These securities were exempt from registration because they were issued to four accredited investors in a private placement in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

     Roger G. Harrison, Ph.D., was appointed to the position of Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. In accordance with the terms of the employment agreement with Dr. Harrison, 48,000 restricted shares of common stock were granted to him on April 12, 2001, 30 days after commencement of employment and 40,000 restricted shares of common stock were granted to him on March 12, 2002, his first anniversary with the Company. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

     During the second quarter of 2002 the Company issued 80,000 shares of fully vested common stock valued at $283,000 to two consultants for services to be performed in connection with equity advisory and investor relations. Of the 80,000 shares issued, 20,000 were issued as compensation directly related to the closing on July 12, 2002 of $2,000,000 of the Company's 10% convertible debentures (described below). These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

     On June 10, 2002 the principal balance of $2,000,000 and accrued interest of $36,550 under a term note agreement with the Company's majority shareholder, Dr. Jacques Gonella, was converted into 509,137 shares of common stock at $4.00 per share. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

     On July 12, 2002 the Company entered into a Securities Purchase Agreement (the "Agreement") for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% convertible debentures. The debentures are convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 when such registration statement was declared effective, October 10, 2002. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt issuance discount of $1,720,000 in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. As of February 7, 2003, $581,000 of the debentures had been converted into 1,777,992 shares of common stock. These securities were exempt from registration because they were issued to eight accredited investors in a private placement in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

     On February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $476,825 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock. This purchase price included accrued interest of $12,825 and a repurchase premium of $144,200. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to the Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company intends to pay cash for interest in the amount of $679 that accrued on the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures is $1,613,255. All of the 8% debentures contain substantially the same terms as the 10% debentures, except that the 8% debentures include a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% debentures are due March 31, 2004. The Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. If all remaining debentures were converted at the $0.50 conversion price, a total of 3,226,511 shares would be issued, which would result in substantial dilution to current shareholders. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share. The warrants are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

     The Company granted the holders of the 8% debentures customary demand and piggyback registration rights with respect to the shares of its common stock issuable upon conversion of the same or upon exercise of the warrants. These registration rights are substantially similar to the registration rights granted to the original holders of the 10% debentures.

     During the fourth quarter of 2002 the Company issued 38,810 shares of fully vested common stock valued at $21,300 to two consultants for services to be performed in connection with equity advisory and media consulting agreements. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                          At December 31,
                                                      --------------------------------------------------------
                                                        1998        1999        2000        2001        2002
                                                      --------    --------    --------    --------    --------
Balance Sheet Data:
     Cash and cash equivalents ....................   $    492    $    675    $    243    $  1,965    $    268
     Working capital (deficit) ....................       (109)       (569)     (2,440)        (12)     (4,643)
     Total assets .................................      2,671       2,284       6,975      11,128       6,409
     Long-term liabilities, less current maturities      7,918      10,099      17,732         106          31
     Accumulated deficit ..........................     (8,037)    (12,004)    (17,264)    (29,457)    (41,166)

     Total shareholders' equity (deficit) .........   $ (6,518)   $ (9,347)   $(13,862)   $  7,468    $    655


                                                                     Year Ended December 31,
                                                      --------------------------------------------------------
                                                        1998        1999        2000        2001        2002
                                                      --------    --------    --------    --------    --------
Statement of Operations Data:
     Sales ........................................   $   --      $   --      $   --      $  2,770    $  3,357
     Licensing and product development ............         68       1,348         560         729         639
     Contract research with related parties .......        179           4        --          --          --
                                                      --------    --------    --------    --------    --------
       Revenues ...................................        247       1,352         560       3,499       3,996
                                                      --------    --------    --------    --------    --------
     Cost of sales ................................       --          --          --         1,863       2,574
     Research and development (3) .................      1,750       1,647         939       4,504       3,654
     Sales and marketing ..........................        179         213       1,157       1,343         798
     General and administrative ...................      2,431       3,221       2,102       5,359       5,232
     Goodwill impairment loss .....................       --          --          --          --         2,000
                                                      --------    --------    --------    --------    --------
       Operating expenses .........................      4,360       5,081       4,198      11,206      11,684
                                                      --------    --------    --------    --------    --------
     Net operating loss ...........................     (4,113)     (3,729)     (3,638)     (9,570)    (10,262)
     Net other income (expense) ...................       (124)       (159)       (562)         73      (1,346)
     Income tax expense ...........................        (33)        (79)         (1)         (2)         (1)
                                                      --------    --------    --------    --------    --------
     Loss before cumulative effect of change in
        accounting principle ......................     (4,270)     (3,967)     (4,201)     (9,499)    (11,609)
     Cumulative effect of change in accounting
        principle .................................       --          --        (1,059)       --          --
                                                      --------    --------    --------    --------    --------
     Net loss .....................................     (4,270)     (3,967)     (5,260)     (9,499)    (11,609)
     In-the-money conversion feature-preferred
        stock dividend ............................       --          --          --        (5,314)       --
     Preferred stock dividends ....................       --          --          --          (100)       (100)
                                                      --------    --------    --------    --------    --------
     Net loss applicable to common shares .........   $ (4,270)   $ (3,967)   $ (5,260)   $(14,913)   $(11,709)
                                                      ========    ========    ========    ========    ========

Net loss per common share (1), (2) ................   $   (.99)   $   (.92)   $  (1.22)   $  (1.76)   $  (1.22)
                                                      ========    ========    ========    ========    ========

Weighted average number of
     common shares ................................      4,321       4,325       4,326       8,495       9,618
                                                      ========    ========    ========    ========    ========

(1) Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)  The Company has not paid any dividends on its Common Stock since inception.
(3) In 2001 the Company recorded a non-cash write-off of acquired in-process research and development of $948,000. In 2002 the Company recorded a non-cash patent impairment charge of $435,035

On March 18, 2003, the Company filed an amended 10-Q/A for the three and nine months ended September 30, 2002. The amendment was filed in connection with a restatement regarding how the Company initially recorded interest expense for the in-the-money conversion feature of the Company's 10% debentures.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. ("Antares' or the "Company") entered into a Purchase Agreement with Permatec Holding AG to purchase three subsidiaries from Permatec. Pursuant to the Purchase Agreement, Antares purchased all of the outstanding shares of each subsidiary. As consideration for the transaction, Antares issued 2,900,000 shares of Antares common stock to Permatec (the "Share Transaction"). The Share Transaction was consummated on January 31, 2001, and was accounted for as a reverse acquisition because Permatec held approximately 67% of the outstanding common stock of Antares immediately after the Share Transaction. Effective with the consummation of the Share Transaction the financial statements and related disclosures for all periods that were previously reported as Medi-Ject's were replaced with the Permatec financial statements and disclosures.

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

     The Company has been taking steps recently to reduce its operating costs. In December 2002 the Company reduced its workforce by approximately 10 employees and in 2003 the Company expects to reduce its workforce by an additional 5 to 10 employees at its Minneapolis location in connection with a plan to outsource its manufacturing operations. As a result of the headcount reductions, the Company expects the decrease in expenses to be in the range of approximately $800,000 to $1,000,000 annually. The transition of the manufacturing operations is expected to be complete by May of 2003, after which the Company will have substantially reduced its facility space requirements. The Company is currently exploring options for decreasing its leased square footage. However, there can be no assurance the Company will be successful in finding smaller space and obtaining a release from the current lease before its expiration in April 2004, and even if a smaller space is found and the Company is released from the current lease, moving costs will likely offset some or all of the savings realized from the reduced rent in 2003.

     On November 29, 2002, Nasdaq notified the Company that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market. As of November 28, 2002, the Company's stock had traded at a price below $1.00 per share for 30 consecutive days. Accordingly, the Company has been provided 180 calendar days or until May 28, 2003 to regain compliance. In order to achieve compliance, the bid price of the Company's common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. The Company has the ability under its Articles of Incorporation and Minnesota law, without shareholder approval, to effect a reverse stock split thereby reducing the number of shares outstanding and, in essence, increasing the price of the common stock. Even if the Company were able to improve its stock price to regain compliance, the Nasdaq rules also state that for continued inclusion on the listing, the Company must meet one of three financial tests, which are having stockholders' equity of $2,500,000, market value of listed securities of $35,000,000, or net income from operations of $500,000. As of December 31, 2002, the Company does not meet any of the financial requirements for continued listing on the Nasdaq SmallCap Market. In the event the Company is unable to improve its stock price to regain compliance, Nasdaq will determine whether the Company meets the initial listing criteria for the SmallCap Market, which is having stockholders' equity of $5,000,000, market value of listed securities of $50,000,000, or net income from continuing operations of $750,000. If the Company meets the initial listing criteria, Nasdaq will grant the Company an additional 180 days to demonstrate compliance. As of December 31, 2002, the Company does not meet any of the financial requirements for initial listing on the Nasdaq SmallCap Market. If the Company's stock were to be delisted, it would constitute an event of default under the newly restructured 8% debentures, and they would become due and payable at 130% of the outstanding principal and accrued interest.

     The Company entered into a License Agreement, dated January 22, 2003, with Ferring BV ("Ferring"), under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company's needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company's needle-free injector devices. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products. The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company's AJ-1 device for the treatment of limited medical conditions.

     As consideration for the license grants, Ferring paid the Company EUR500,000 upon execution of the License Agreement, and paid an additional EUR1,000,000 on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 of the license fee received on February 24, 2003, will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires.

     The Company also agreed that it would enter into a third party supply agreement to supply sufficient licensed products to meet the Company's obligations to Ferring under the License Agreement and under the parties' existing supply agreement. Accordingly the Company entered into a manufacturing agreement in February 2003, which agreement is described in Note 16 to the Consolidated Financial Statements.

     The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

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

     Revenue Recognition

     The majority of the Company's revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Licensing revenue recognition requires management to estimate effective terms of agreements and identify points at which performance is met under the contracts such that the revenue earnings process is complete. Revenue related to up-front, time-based and performance-based payments is recognized over the entire contract performance period. For major licensing contracts, this results in the deferral of significant revenue amounts ($1,859,288 at December 31, 2002) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

     Inventory Reserves

     The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon inventory levels, expected product lives and forecasted sales demand. Although management believes the likelihood to be relatively low, results could be materially different if demand for the Company's products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. The Company has recorded inventory reserves of $105,000 and $50,000 at December 31, 2001 and 2002, respectively.

     Valuation of Long-Lived and Intangible Assets and Goodwill

     Long-lived assets, including patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142, all related to the Minnesota operations reporting unit.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined the fair value of the Minnesota operations and compared it to the carrying amount. As of January 1, 2002, the fair value of the Minnesota operations exceeded its carrying amount, and therefore there was no indication that the goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test. Due to a significant decline in the Company's stock price in the fourth quarter of 2002 and concerns about the continued existence of the Company due to continued net losses and negative cash flows from operations, another review was completed as of December 31, 2002. After the first step of the impairment test was performed, there was an indication that the carrying amount of the Minnesota operations exceeded its fair value, which required that the second step be performed. Fair value was determined using the expected present value of future cash flows. In the second step, the Company was required to compare the implied fair value of the goodwill, determined by allocating the fair value of the Minnesota operations to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation), to its carrying amount, both of which were measured as of December 31, 2002. After completion of the second step, the Company recorded a goodwill impairment charge of $2,000,000 in the fourth quarter of 2002.

     For the three years ended December 31, 2000, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                               December 31,
                                              -------------------------------------------
                                                  2000          2001            2002
                                              ------------  --------------  -------------
     Net loss applicable to common shares
       as reported ........................   $(5,260,387)  $(14,913,226)   $(11,708,765)
     Addback goodwill amortization ........       177,963        464,434              --
                                              ------------  --------------  -------------
     Adjusted net loss ....................   $(5,082,424)  $(14,448,792)   $(11,708,765)
                                              ============  ==============  =============

     Basic and diluted loss per share:
         Net loss as reported .............   $    (1.22)   $     (1.76)    $     (1.22)
         Goodwill amortization ............         0.04           0.06               --
                                              ------------  --------------  -------------
      Adjusted net loss per share .........   $    (1.18)   $     (1.70)    $     (1.22)
                                              ============  ==============  =============

     The Company's goodwill impairment analysis as of December 31, 2002 indicated that the Company's goodwill might be impaired which required the Company to assess the recoverability of its capitalized patent portfolio costs as of December 31, 2002. As a result of this analysis, the Company recognized an impairment charge of $435,035 in research and development expenses for the year ended December 31, 2002. The analysis of patent costs was performed by management based on values provided through third-party corporate development activities. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $2,603,262 and $446,088, respectively, at December 31, 2002. The Company's estimated aggregate amortization expense for the next five years is $174,000 in 2003 through 2006, and $140,000 in 2007.

     Goodwill arising from the purchase of minority ownership interests in 1996 was amortized on a straight-line basis over a period of five years. Prior to the adoption of SFAS 142, goodwill arising from the Share Transaction described in
Note 3 to the Consolidated Financial Statements was being amortized on a straight-line basis over a period of ten years and the Company periodically estimated the future undiscounted cash flows to which goodwill relates to ensure that the carrying value of goodwill had not been impaired. To the extent the Company's undiscounted cash flows were less than the carrying amount of goodwill, the Company would have recognized an impairment charge.

     Foreign Currency Translation

     Revenues of the subsidiaries are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. However, nearly all operating expenses, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation," the Company has determined that the Swiss Franc is the functional currency for its three subsidiaries. The reporting currency for the Company is the United States Dollar ("USD"). The financial statements of the Company's three subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the statements of operations. The Company recorded in comprehensive loss a loss on foreign currency translation of $379,940 and $122,897 for 2001 and 2002, respectively, and a gain on foreign currency translation of $681,523 in 2000. In 2002, the USD weakened against the Swiss Franc, causing the translated loss from the subsidiaries to increase compared to what it would have been in prior years. The Company estimates that the weakening of the USD against the Swiss Franc in 2002 compared to 2001 resulted in an increase in the consolidated net loss of approximately $250,000.

Years Ended December 31, 2000, 2001 and 2002

Revenues

     Revenues increased by 525% from $560,043 in 2000 to $3,498,524 in 2001, and increased $497,237 to $3,995,761 in 2002, or 14%. The increase in 2001 revenues over 2000 was largely due to commencement of product sales in 2001. In 2001, Antares realized product sales of $2,769,591 of which $1,776,159 and $993,432, respectively, were attributable to the Antares/Minnesota and Antares/Switzerland operations. The increase in 2002 resulted primarily from increased product sales due to increased sales of injector devices to one of the Company's major customers, Ferring, in connection with the launch of the Medi-Ject Vision ("MJ7") device into new markets. In 2002, product sales totaled $3,357,128, of which $2,393,591 and $963,537, respectively, were attributable to the Antares/Minnesota and Antares/Switzerland operations.

     Antares/Minnesota product sales include sales of injector devices, related parts, disposable components, and repairs. In 2001, after the acquisition of Antares/Minnesota on January 31, 2001, and in 2002, a total of 2,326 and 4,966 devices, respectively, were sold at an average price of approximately $245 per unit in both years. Sales of disposable components in 2001 and 2002 totaled $1,039,196 and $1,033,635, respectively. Antares/Switzerland product sales include sales of topical gel and transdermal patch drug delivery products. The gel product sales were made to licensees in connection with clinical studies and other development activities under license agreements.

     Effective January 1, 2000, the Company adopted the cumulative deferral method of accounting which substantially altered the timing under which the Company recognizes its licensing revenue. Accordingly, the Company deferred recognition of $1,059,622 of previously recognized license milestone payments. For the years ended December 31, 2000, 2001 and 2002, the Company recognized $277,200, $267,180 and $139,311, respectively, of license revenues that were deferred at January 1, 2000, as a result of the adoption of the cumulative deferral method. Development revenues recognized during 2000 were $387,807 and license fees were $172,236.

     Licensing and product development revenue increased in 2001 by $168,890 to $728,933, primarily due to a $150,000 payment received by Antares/Minnesota under a research agreement. The research agreement was effective in April 2000, had an original term of 2 years and contained potential milestone payments. The $150,000 payment related to the Company's completion of various milestones related to the design and evaluation of materials for pre-filled needle-free syringes. The Company had no further obligations under the agreement following the achievement of this milestone. Therefore, the $150,000 payment was recognized as revenue in 2002 upon completion of the milestones.

     In 2002 licensing and product development revenue decreased by $90,300 compared to 2001. A portion of the decrease in 2002 compared to 2001 was due to approximately $244,000 of revenue recognized in 2001 on contracts that ended in 2001, which was partially offset by $175,000 recognized in 2002 on contracts beginning and ending in 2002. Revenue recognized in 2002 was approximately $80,000 less than 2001 due to the extension of revenue recognition periods for certain contracts. Approximately $25,000 of the decrease from 2001 was due to contracts that existed for a full year in 2001 but ended in 2002, offset by an increase in 2002 of approximately $46,000 due to contracts that existed for only a partial year in 2001 but a full year in 2002. In 2002 there was an increase over 2001 of approximately $52,000 due to revenue recognized on milestone payments received in 2002. In addition, commissions expense related to licensing and product development contracts was approximately $15,000 higher in 2002 than in 2001.

Cost of Sales

     The costs of product sales are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales was 67% and 77% in 2001 and 2002, respectively. In the third quarter of 2002 the Company recorded a charge of $140,000, or 4% of product sales, representing the estimated costs associated with retrieving and proactively reworking or replacing certain injection devices to prevent a potential premature wearing discovered during routine ongoing product testing. The remainder of the increase in 2002 was due to approximately $282,000 of inventory write-offs and inventory reserve adjustments in the first quarter related to the launch of the Medi-Jector Vision(R) ("MJ7") device into new markets. Approximately $171,000 of this amount related to a disposable component found to have a design defect, which was immediately corrected. The remaining $111,000 of inventory written off was due to a production problem encountered in connection with another disposable component. The Company incurred only minor additional expenses associated with testing and making the required production modifications. In February 2003 the Company entered into a manufacturing agreement under which all manufacturing and assembly work currently performed in the Company's Minneapolis facility will be outsourced. The transition of the manufacturing operations is expected to be complete by May of 2003. The Company anticipates the outsourcing of the manufacturing operations will eliminate excess capacity issues and will stabilize product costs, resulting in more consistent gross margins in the future.

Research and Development

     Research and development expenses, excluding the write-off of acquired in-process research and development in 2001, increased by 279% from $938,562 in 2000 to $3,555,874 in 2001 and increased to $3,654,333 in 2002, an increase of
3%. The 2001 increase is primarily due to research employee additions at Antares/Switzerland for increased research activities and research costs of $2,191,999 incurred by Antares/Minnesota after January 31, 2001. The increase in 2002 from 2001 is primarily due to the 2002 patent impairment charge of $435,035, recorded after the Company's annual goodwill impairment analysis indicated that the Company's goodwill might be impaired which required the Company to assess the recoverability of its capitalized patent portfolio costs as of December 31, 2002. The 2002 patent impairment charge was offset by the 2001 write off of certain molds and tooling totaling approximately $400,000 after a determination was made by management that these developmental molds would not be used in future production. Increases in 2002 in payroll costs from research employee additions at Antares/Switzerland were offset by decreases in depreciation and amortization and clinical costs.

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

     The nature of the efforts to develop the acquired in-process research and development into commercially viable products consists principally of planning, designing, and testing activities necessary to determine that the product can meet market expectations, including functionality, technical and performance requirements and specifications. The Company expects that the products incorporating the acquired technology will generally be completed and begin to generate cash flows over the 24 to 48 month period after any such acquisition provided an agreement has been reached with a partner to market the product to the public. Management estimates that it will cost approximately $27 million to complete IPR&D over the next nine years. The risks of not completing development within a reasonable period of time and the impact from development delays are discussed more fully in the Company's risk factors, beginning on page 13 of this annual report. The Company's funding for all IPR&D expenses will come from the receipt of licensing fees, milestone payments and possible divestment of some of its non-core technology. If these receipts are insufficient to cover funding needs, the Company will consider raising additional amounts through equity investments from existing business partners and/or funding opportunities in the private or capital markets. All IPR&D efforts existing as of the beginning of 2001 are currently continuing. The projections the Company used in evaluating IPR&D are still applicable, and the Company expects to begin realizing the benefits from IPR&D in 2003. The efforts pertaining to the IPR&D projects will be completed over the next several years, in conjunction with management's judgment of market conditions and availability of investment funds, with benefits estimated to accrue through 2009.

Sales and Marketing

     Sales and marketing expenses increased 16% from $1,157,066 in 2000 to $1,343,628 in 2001 and decreased $545,973, or 41%, to $797,655 in 2002. The 2001 increase is due primarily to the addition of Antares/Minnesota expenses after January 31, 2001, partially offset by a decrease of approximately $1,000,000 in outside marketing travel and consulting expenses in Antares/Switzerland resulting from a management decision to reduce utilization of outside consulting services. The 2002 decrease is primarily due to a management decision to further reduce utilization of outside consultants and to reduce product promotion programs.

General and Administrative

     General and administrative expenses increased 155% from $2,101,749 in 2000 to $5,358,606 in 2001 and decreased $126,217, or 2%, to $5,232,389 in 2002. The
2001 increase is primarily due to the addition of Antares/Minnesota general and administrative costs after January 31, 2001, partially offset by a $266,790 decrease in Antares/Switzerland restructuring costs. The 2002 decrease was primarily due to reductions in travel expenses, expenses related to the business combination on January 31, 2001, and amortization expense of $207,000 due to the adoption of SFAS 142, partially offset by increased expenses due to the opening of the corporate office in Exton, PA in December of 2001.

     The Company recorded $266,790 of restructuring expenses during 2000. Such expenses were in connection with the dissolution of Permatec Laboratorios (Permatec Argentina), and the related closure of the Company's research and development facility in Argentina and the dissolution of Permatec France and the related termination of employees associated with the Company's business development, patent administration, project management and administrative functions in France. The Company recorded all restructuring charges incurred during the year ended December 31, 2000, as general and administrative expenses.

     The restructuring charges incurred during the year ended December 31, 2000 included involuntary severance benefits of $178,257 for two employees of the Company's French operations resulting from an arbitration settlement finalized in March 2000. During 1999, at the time the original restructuring plan was formulated, management was unable to estimate the severance benefit for these two employees. In connection with the restructuring activities, which commenced in 1999, approximately 25 employees were terminated, 13 of which received involuntary severance benefits.

     As a result of management's ongoing review of the restructuring activities related to the dissolution of Permatec France and Permatec Argentina, which commenced in 1999, the Company recorded charges of approximately $17,000 related to the write-off of certain equipment which was to be disposed of via scrap at its French subsidiary in the year ended December 31, 2000. Accordingly, the Company adjusted the carrying value of the equipment to zero, resulting in an impairment charge of $17,000. The Company also incurred restructuring related expenses of $71,533 in the year ended December 31, 2000 related to certain other incremental costs of exiting its facilities including legal and consulting fees and lease termination costs.

     The Company undertook these restructuring actions as part of an effort to reduce costs and to centralize developmental and administrative functions in Switzerland. These restructuring programs are now complete. The following table provides a summary of the Company's restructuring provision activity:

                                                         Asset     Facilities,
                                       Severance &    Impairment     Legal &
                                         Benefits     (non-cash)      Other        Total
                                       -----------    ----------   -----------  ---------
    Balance December 31, 1999 .......    179,288            --       101,528      280,816
      2000 restructuring expenses ...    178,257        17,000        71,533      266,790
      Amount utilized in 2000 .......   (357,545)      (17,000)     (173,061)    (547,606)
                                       ---------      --------     ---------    ---------
    Balance December 31, 2000 .......  $      --      $     --     $      --    $      --
                                       =========      ========     =========    =========

Goodwill Impairment Loss

The Company had no impairment losses in 2000 or 2001, but recorded a $2,000,000 impairment loss in the fourth quarter of 2002 related to the Minnesota operations reporting unit.

Other Income (Expense)

     Other income (expense), net, increased from ($562,200) of expense in 2000 to income of $73,464 in 2001, and changed to ($1,345,765) of expense in 2002. The change in other income (expense), net, in 2001 from 2000 was primarily due to increased interest income of $221,524 resulting from interest earned on funds received in the private placement of equity, decreased interest expense of $301,380 due to the conversion of shareholder loans to equity on January 31, 2001 in connection with the Share Transaction, and a reduction of $112,760 in foreign exchange losses and other expenses. The change of ($1,419,229) from income in 2001 to expense in 2002 resulted primarily from increased interest expense of $1,196,603. This increase was primarily due to an increase in interest expense of $828,813 due to accretion of a debt issuance discount of $1,720,000 recorded in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the Company's 10% convertible debentures sold in July of 2002, as the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the date of the debenture purchase agreement. In addition, other interest expense in 2002 increased by $367,790 over 2001 due primarily to $317,335 of amortization of deferred financing costs related to the 10% debentures and to interest on borrowings of $2,700,000 in 2002 from the Company's majority shareholder. . In June of 2002 the Company's majority shareholder converted $2,000,000 of debt plus accrued interest of $36,550 into common stock, and from June through December of 2002 loaned the Company an additional $700,000. Interest expense for 2001 of $100,837 resulted primarily from interest expense on outstanding notes incurred by Antares/Switzerland in January 2001 prior to the business combination. In 2002 interest income decreased by $209,066 compared to 2001 due to lower average cash balances in 2002 compared to 2001. As discussed in Note 5 to the Consolidated Financial Statements, the Company completed a restructuring of the 10% debentures in February 2003. As a result of the debenture restructuring, approximately $300,000 will be recognized as interest expense in the first quarter of 2003, which represents the portion of the deferred financing costs of $454,910 at December 31, 2002 that had not been amortized to interest expense or recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock. Additionally, as a result of the debenture restructuring, approximately $700,000 will be recognized as expense in the first quarter of 2003, which represents the unamortized debt issuance discount related to the intrinsic value of the beneficial in-the-money conversion feature of the 10% debentures.

Liquidity and Capital Resources

Operating Activities

     Cash used in operating activities was $3,362,568, $7,999,042 and $5,553,766 for the years ended December 31, 2000, 2001 and 2002, respectively. This was the result of net losses of $5,260,387, $9,499,101 and $11,608,765 in 2000, 2001 and
2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

     Net noncash expenses of $448,430 in 2000 were mainly due to depreciation and amortization of $392,847 and stock-based compensation expense of $64,583. Noncash expenses totaled $2,854,628 in 2001, consisting primarily of depreciation and amortization of $1,324,539 and the write-off of in-process research and development and tooling-in-process costs of $948,000 and $404,811, respectively. The increases over 2000 result primarily from the addition of Antares/Minnesota. The noncash expenses of $4,878,602 in 2002 consisted primarily of goodwill impairment loss of $2,000,000, patent rights impairment loss of $435,035, depreciation and amortization of $907,131, amortization of deferred financing costs of $1,146,148, and stock-based compensation expense of $370,410.

     In 2000, the change in operating assets and liabilities caused an increase in cash of $1,449,389, primarily due to the increase in deferred revenue of $1,659,612 resulting from the adoption of the cumulative deferral method of accounting. The change in operating assets and liabilities in 2001 utilized cash of $1,354,569. This resulted primarily from the increase in Antares/Minnesota inventory of $243,510 since January 31, 2001, and from the reduction in current liabilities of $1,194,029 after receiving the proceeds from the private placement of common stock in February and March of 2001. Cash increased by $1,176,397 as a result of the change in operating assets and liabilities in 2002. This increase was primarily due to reductions in receivables of $654,266, increases in accrued expenses and deferred revenue of $510,992 and $348,090, respectively, offset by increased prepaid expenses and other assets of $365,065.

Investing Activities

     Net cash used in investing activities totaled $1,218,333, $940,929 and $435,796 for the years ended December 31, 2000, 2001 and 2002, respectively. Purchases of equipment, furniture and fixtures utilized cash of $133,641, $424,691 and $155,145 in 2000, 2001 and 2002, respectively. Spending for patent development and acquisitions in 2000, 2001 and 2002 were $51,396, $360,759 and $280,651, respectively. Amounts incurred on behalf of or advanced to Medi-Ject totaled $1,033,296 in 2000, and $602,756 in January 2001 prior to closing of the Share Transaction. Cash used in investing activities was net of proceeds from equipment and furniture sales of $91,699 in 2001 and cash of $355,578 in 2001 acquired in the Share Transaction.

Financing Activities

     Net cash provided by financing activities totaled $4,120,159 for the year ended December 31, 2000, compared to $11,056,887 in 2001 and $4,571,212 in 2002.
The 2000 net cash provided by financing activities was due to proceeds from subordinated loans from shareholders of $4,235,765, offset by principal payments on capital lease obligations of $115,606. In 2001, net cash provided by financing activities resulted primarily from net proceeds of $9,991,391 from the private placement of common stock. Also in 2001, proceeds from stock option exercises totaled $56,861 and proceeds from subordinated loans from shareholders received prior to January 31, 2001 totaled $1,188,199, which were partially offset by principal payments on capital lease obligations of $179,564. In 2002 net cash provided by financing activities was due to proceeds from subordinated loans from shareholders of $2,700,000 and proceeds from issuance of convertible debentures of $2,000,000, offset by principal payments on capital lease obligations of $128,788.

     The Company's contractual cash obligations at December 31, 2002, as adjusted for the restructuring of the convertible debentures on February 7, 2003, noted below, are summarized in the following table:

                                                           Payment Due by Period
                                     ---------------------------------------------------------------
                                                     Less than         1-3         4-5       After 5
                                        Total          1 year         years       years       years
                                     -----------    -----------    ----------    --------    -------
    Capital leases ................  $  137,472     $  106,493     $   30,979    $     --    $   --
    Operating leases ..............   1,610,392        483,158        757,148     370,086        --
    Convertible debentures ........   1,613,255             --      1,613,255          --        --
    Jacques Gonella loans .........     700,000        700,000             --          --        --
                                     ----------     ----------     ----------    --------    ------
    Total contractual cash
      obligations .................  $4,061,119     $1,289,651     $2,401,382    $370,086    $   --
                                     ==========     ==========     ==========    ========    ======

     In July 2002, the Company sold $2,000,000 aggregrate principal amount of its 10% debentures, with $700,000 maturing on July 12, 2003, $700,000 maturing on July 26, 2003 and $600,000 maturing on October 15, 2003. The debentures were convertible into shares of the Company's common stock at a conversion price which was the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. From October 10, 2002 to January 17, 2003, three of the original four holders of the 10% debentures converted $581,000 of principal into 1,777,992 shares of common stock at an average conversion price of approximately $0.327 per share. Two of the original four holders accounted for the conversion of $536,000 of principal into 1,660,863 shares of common stock. As a result of the Company's low common stock price, the 10% debentures became highly dilutive to the Company's current common shareholders.

     To reduce the risk of future dilution to common shareholders in the near-term, on February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $476,825 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock. This purchase price included accrued interest of $12,825 and a repurchase premium of $144,200. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to the Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company intends to pay cash for interest in the amount of $679 that accrued on the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures is $1,613,255. The 8% debentures contain substantially the same terms as the 10% debentures, except that the 8% debentures include a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% debentures are due March 31, 2004. The Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share. The warrants are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

     In connection with the restructuring of the 10% debentures, the Company will recognize the difference between the fair value of the 10% debentures plus the 8% bridge notes and the fair value of the 8% debentures and related warrants in the Company's quarter ending March 31, 2003 consolidated financial statements. The Company has not yet determined this amount, however, it may represent a material charge to the Company's results of operations.

     As a result of the debenture restructuring, approximately $300,000 will be recognized as interest expense in the first quarter of 2003, which represents the portion of the deferred financing costs of $454,910 at December 31, 2002 that had not been amortized to interest expense or recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock. Additionally, as a result of the debenture restructuring, approximately $700,000 will be recognized as expense in the first quarter of 2003, which represents the unamortized debt issuance discount related to the intrinsic value of the beneficial in-the-money conversion feature of the 10% debentures.

     The report of the Company's independent auditors contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses and negative cash flows from operations. The Company had negative working capital of ($11,712) and ($4,188,234) at December 31, 2001 and 2002, respectively, and has incurred net losses of ($5,260,387), ($9,499,101) and ($11,608,765) in 2000, 2001 and 2002,
respectively. In addition, the Company has had net losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

     The Company has sufficient cash through March 2003 and will be required to raise additional working capital to continue to exist. Management intends to raise this additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. There can be no assurance that the Company will ever become profitable or that adequate funds will be available when needed or on acceptable terms.

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

     On November 29, 2002, Nasdaq notified the Company that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market. As of November 28, 2002, the Company's stock had traded at a price below $1.00 per share for 30 consecutive days. Accordingly, the Company has been provided 180 calendar days or until May 28, 2003 to regain compliance. In order to achieve compliance, the bid price of the Company's common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. The Company has the ability under its Articles of Incorporation and Minnesota law, without shareholder approval, to affect a reverse stock split thereby reducing the number of shares outstanding and, in essence, increasing the price of the common stock. Even if the Company were able to improve its stock price to regain compliance, the Nasdaq rules also state that for continued inclusion on the listing, the Company must meet one of three financial tests, which are having stockholders' equity of $2,500,000, market value of listed securities of $35,000,000, or net income from operations of $500,000. As of December 31, 2002, the Company does not meet any of the financial requirements for continued listing on the Nasdaq SmallCap Market. In the event the Company is unable to improve its stock price to regain compliance, Nasdaq will determine whether the Company meets the initial listing criteria for the SmallCap Market, which is having stockholders' equity of $5,000,000, market value of listed securities of $50,000,000, or net income from continuing operations of $750,000. If the Company meets the initial listing criteria, Nasdaq will grant the Company an additional 180 days to demonstrate compliance. As of December 31, 2002, the Company does not meet any of the financial requirements for initial listing on the Nasdaq SmallCap Market. If the Company's stock were to be delisted, it would constitute an event of default under the newly restructured 8% debentures, and they would become due and payable at 130% of the outstanding principal and accrued interest.

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

     The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142, all related to the Minnesota operations.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined the fair value of the Minnesota operations and compared it to the carrying amount. As of January 1, 2002, the fair value of the Minnesota operations exceeded its carrying amount, and therefore there was no indication that the goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test. Due to a significant decline in the Company's stock price in the fourth quarter of 2002 and concerns about the continued existence of the Company due to continued net losses and negative cash flows from operations, another review was completed as of December 31, 2002. After the first step of the impairment test was performed, there was an indication that the carrying amount of the Minnesota operations exceeded its fair value, which required that the second step be performed. Fair value was determined using the expected present value of future cash flows. In the second step, the Company was required to compare the implied fair value of the goodwill, determined by allocating the fair value of the Minnesota operations to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation), to its carrying amount, both of which were measured as of December 31, 2002. After completion of the second step, the Company recorded a goodwill impairment charge of $2,000,000 in the fourth quarter of 2002.

     For the three years ended December 31, 2000, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                             December 31,
                                              -------------------------------------------
                                                  2000           2001            2002
                                              ------------  --------------  -------------
     Net loss applicable to common shares
      as reported ..........................  $(5,260,387)  $(14,913,226)   $(11,708,765)
     Addback goodwill amortization .........      177,963        464,434              --
                                              ------------  --------------  -------------
     Adjusted net loss .....................  $(5,082,424)  $(14,448,792)   $(11,708,765)
                                              ============  ==============  =============
     Basic and diluted loss per share:
         Net loss as reported ..............  $    (1.22)   $     (1.76)    $     (1.22)
         Goodwill amortization .............        0.04           0.06               --
                                              ------------  --------------  -------------
     Adjusted net loss per share ...........  $    (1.18)   $     (1.70)    $     (1.22)
                                              ============  ==============  =============

     The Company's goodwill impairment analysis as of December 31, 2002 indicated that the Company's goodwill might be impaired which required the Company to assess the recoverability of its capitalized patent portfolio costs as of December 31, 2002. As a result of this analysis, the Company recognized an impairment charge of $435,035 in research and development expenses for the year ended December 31, 2002. The analysis of patent costs was performed by management based on values provided through third-party corporate development activities. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $2,603,262 and $446,088, respectively, at December 31, 2002. The Company's estimated aggregate amortization expense for the next five years is $174,000 in 2003 through 2006, and $140,000 in 2007.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of SFAS 146 on January 1, 2003 and it may impact the timing of loss recognition for any restructuring activities initiated subsequent to adoption.

     In December 2002, the FASB issued SFAS 148, Stock Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. See Product Warranty in Note 1 in the Notes to Consolidated Financial Statements for the required disclosures.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt this guidance for financial statements issued after December 31, 2002, and is currently analyzing the impact of its adoption on the Company's financial statements.

     In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future licensing transactions.

Item 7(A).  MARKET RISK ASSESSMENT

     The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the years ended December 31, 2000, 2001 and 2002 was not material. Beginning in 2003 the Company will also have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring, discussed in Note 16 to the Consolidated Financial Statements, establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The Company's exposure to interest rate risk is limited to $700,000 borrowed in 2002 under three Term Note agreements with its majority shareholder. The notes bear interest at the three month Euribor Rate as of the date of each advance, plus 5%. Due to the short-term nature of the notes, the Company's exposure to interest rate risk is not believed to be material. The Company does not use derivative financial instruments to manage interest rate risk. All other existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

Item 8.  FINANCIAL STATEMENTS.

                              ANTARES PHARMA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report ..............................................  41

Consolidated Balance Sheets as of December 31, 2001 and 2002 ..............  42

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 2001 and 2002 ........................................  43

Consolidated Statements of Shareholders' Equity (Deficit) and
  Comprehensive Loss for the Years Ended
  December 31, 2000, 2001 and 2002 ........................................  44

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 2001 and 2002 ........................................  46

Notes to Consolidated Financial Statements ................................  47

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Antares Pharma, Inc.:

     We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the cumulative deferral method of revenue recognition for licensing arrangements effective January 1, 2000 and the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

                                       /s/ KPMG LLP



Minneapolis, Minnesota
March 21, 2003

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                  ----------------------------
                                                                                      2001             2002
                                                                                  ------------    ------------
                                     Assets
Current Assets:
       Cash ...................................................................   $  1,965,089    $    267,945
       Accounts receivable, less allowance for doubtful accounts of $18,000 and
          $12,000, respectively ...............................................        535,461         174,566
       VAT, capital taxes and other receivables ...............................        331,660          38,289
       Inventories ............................................................        655,691         558,911
       Deferred financing costs ...............................................           --           454,910
       Prepaid expenses and other assets ......................................         55,041          39,849
                                                                                  ------------    ------------
              Total current assets ............................................      3,542,942       1,534,470

Equipment, furniture and fixtures, net ........................................      1,924,675       1,531,063
Patent rights, net ............................................................      2,464,336       2,157,174
Goodwill, net .................................................................      3,095,355       1,095,355
Other assets ..................................................................        101,142          90,909
                                                                                  ------------    ------------

              Total Assets ....................................................   $ 11,128,450    $  6,408,971
                                                                                  ============    ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
       Accounts payable .......................................................   $    637,794    $    608,695
       Accrued expenses and other liabilities .................................      1,070,916       1,521,177
       Due to related parties .................................................        243,692         893,892
       Convertible debentures, net of issuance discount of $891,187 in 2002 ...           --           733,159
       Capital lease obligations - current maturities .........................         91,054         106,493
       Deferred revenue .......................................................      1,511,198       1,859,288
                                                                                  ------------    ------------
              Total current liabilities .......................................      3,554,654       5,722,704

Capital lease obligations, less current maturities ............................        105,629          30,979
                                                                                  ------------    ------------
Total liabilities .............................................................      3,660,283       5,753,683
                                                                                  ------------    ------------

Shareholders' Equity:

       Series A Convertible Preferred Stock:  $0.01 par; authorized 10,000 shares; 1,250 and 1,350 issued and outstanding at
          December 31, 2001 and 2002, respectively ............................             13              14
       Common Stock:  $0.01 par; authorized 30,000,000 shares;
          9,161,188 and 10,776,885 issued and outstanding at
          December 31, 2001 and 2002, respectively ............................         91,612         107,769
       Additional paid-in capital .............................................     37,464,531      42,353,492
       Accumulated deficit ....................................................    (29,457,033)    (41,165,798)
       Deferred compensation ..................................................       (251,016)       (137,352)
       Accumulated other comprehensive loss ...................................       (379,940)       (502,837)
                                                                                  ------------    ------------
                                                                                     7,468,167         655,288
                                                                                  ------------    ------------
              Total Liabilities and Shareholders' Equity ......................   $ 11,128,450    $  6,408,971
                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31,
                                                                    --------------------------------------------
                                                                        2000            2001           2002
                                                                    ------------    ------------    ------------
Revenues:
     Product sales ..............................................   $       --      $  2,769,591    $  3,357,128
     Licensing and product development ..........................        560,043         728,933         638,633
                                                                    ------------    ------------    ------------
                                                                         560,043       3,498,524       3,995,761

Cost of product sales ...........................................           --         1,862,955       2,573,280
                                                                    ------------    ------------    ------------
Gross margin ....................................................        560,043       1,635,569       1,422,481
                                                                    ------------    ------------    ------------

Operating Expenses:
     Research and development ...................................        938,562       3,555,874       3,654,333
     In-process research and development (Note 3) ...............           --           948,000            --
     Sales and marketing ........................................      1,157,066       1,343,628         797,655
     General and administrative .................................      2,101,749       5,358,606       5,232,389
     Goodwill impairment loss ...................................           --              --         2,000,000
                                                                    ------------    ------------    ------------
                                                                       4,197,377      11,206,108      11,684,377
                                                                    ------------    ------------    ------------

Net operating loss ..............................................     (3,637,334)     (9,570,539)    (10,261,896)
                                                                    ------------    ------------    ------------

Other income (expense):

     Interest income ............................................          7,290         228,814          19,748
     Interest expense ...........................................       (402,217)       (100,837)     (1,297,440)
     Foreign exchange gains (losses) ............................       (167,273)        (30,693)        (68,395)
     Other, net .................................................           --           (23,820)            322
                                                                    ------------    ------------    ------------
                                                                        (562,200)         73,464      (1,345,765)
                                                                    ------------    ------------    ------------

Loss before income taxes and cumulative effect of change in
     accounting principle .......................................     (4,199,534)     (9,497,075)    (11,607,661)

Income taxes ....................................................         (1,231)         (2,026)         (1,104)
                                                                    ------------    ------------    ------------

Loss before cumulative effect of change in accounting principle .     (4,200,765)     (9,499,101)    (11,608,765)

Cumulative effect of change in accounting principle .............     (1,059,622)           --              --
                                                                    ------------    ------------    ------------

Net loss ........................................................     (5,260,387)     (9,499,101)    (11,608,765)

In-the-money conversion feature-preferred stock dividend (Note 9)           --        (5,314,125)           --
Preferred stock dividends .......................................           --          (100,000)       (100,000)
                                                                    ------------    ------------    ------------

Net loss applicable to common shares ............................   $ (5,260,387)   $(14,913,226)   $(11,708,765)
                                                                    ============    ============    ============

Basic and diluted net loss per common share before
     cumulative effect of change in accounting principle ........   $       (.97)   $      (1.76)   $      (1.22)

Cumulative effect of change in accounting principle .............           (.25)           --              --
                                                                    ------------    ------------    ------------

Basic and diluted net loss per common share .....................   $      (1.22)   $      (1.76)   $      (1.22)
                                                                    ============    ============    ============

Basic and diluted weighted average common shares outstanding ....      4,326,308       8,494,795       9,617,749
                                                                    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                  Years Ended December 31, 2000, 2001 and 2002

                         Convertible Preferred Stock              Common Stock
                        -----------------------------  -----------------------------------
                          Series A        Series C        Permatec          Medi-Ject
                        -------------   -------------  --------------- -------------------
                        Number          Number         Number            Number            Additional
                          of              of             of                of                Paid-In    Accumulated   Deferred
                        Shares Amount   Shares Amount  Shares  Amount    Shares    Amount    Capital      Deficit   Compensation
                        ------ ------  ------- ------  ------ -------- ---------- -------- ----------- ------------ ------------
December 31, 1999 .....    --   $ --        --  $  --  10,000 $689,655         -- $     -- $ 1,110,097 $(12,004,076) $      --
Share issuance to
 employees ............    --     --        --     --      --       --         --       --      64,583           --         --
Net loss ..............    --     --        --     --      --       --         --       --          --   (5,260,387)        --
Translation adjustments    --     --        --     --      --       --         --       --          --           --         --

Comprehensive loss ....    --     --        --     --      --       --         --       --          --           --         --
                        -----   ----   -------  -----  ------ -------- ---------- -------- ----------- ------------  ---------
December 31, 2000 .....    --     --        --     --  10,000  689,655         --       --   1,174,680  (17,264,463)        --
Net liabilities of
 subsidiaries assumed
 by shareholders ......    --     --        --     --      --       --         --       --    (644,725)   2,720,931         --
Medi-Ject stock
 outstanding at date
 of share transaction . 1,150     12        --     --      --       --  1,430,336   14,303   6,625,659           --         --
Exchange of Permatec
 shares for Medi-Ject
 stock ................    --     --        --     -- (10,000)(689,655) 2,900,000   29,000     660,655           --         --
Conversion of
 shareholder loans
 to equity ............    --     --        --     --      --       --         --       --  13,069,870           --         --
Conversion of notes to
 preferred Series C ...    --     --    27,500    275      --       --         --       --          --         (275)        --
Conversion of preferred
 Series C to common
 stock ................    --     --   (27,500)  (275)     --       --  2,750,000   27,500   5,286,900   (5,314,125)        --
Exercise of stock
 options ..............    --     --        --     --      --       --     38,307      383      56,478           --         --
Stock issued in lieu of
 dividends ............   100      1        --     --      --       --         --       --      99,999     (100,000)        --
Stock-based
 compensation .........    --     --        --     --      --       --     48,000      480     396,397           --   (251,016)
Issuance of common
 stock in private
 placement ............    --     --        --     --      --       --  1,706,482   17,065   9,974,326           --         --
Conversion of preferred
 Series B to common
 stock ................    --     --        --     --      --       --    100,000    1,000     249,000           --         --
Stock issued in
 technology acquisition
 agreement ............    --     --        --     --      --       --    188,063    1,881     515,292           --         --
Net loss ..............    --     --        --     --      --       --         --       --          --   (9,499,101)        --
Translation adjustments    --     --        --     --      --       --         --       --          --           --         --

Comprehensive loss ....    --     --        --     --      --       --         --       --          --           --         --
                        -----   ----   -------  ----- ------- -------- ---------- -------- ----------- ------------  ---------
December 31, 2001 ..... 1,250     13        --     --      --       --  9,161,188   91,612  37,464,531  (29,457,033)  (251,016)

[split table]




                         Accumulated
                            Other            Total
                         Comprehensive   Shareholders'
                         Income (Loss)  Equity (Deficit)
                         -------------  ----------------
December 31, 1999 .....  $   857,000      $ (9,347,324)
Share issuance to
 employees ............           --            64,583
Net loss ..............           --        (5,260,387)
Translation adjustments      681,523           681,523
                                          ------------
Comprehensive loss ....           --        (4,578,864)
                         -----------      ------------
December 31, 2000 .....    1,538,523       (13,861,605)
Net liabilities of
 subsidiaries assumed
 by shareholders ......   (1,538,523)          537,683
Medi-Ject stock
 outstanding at date
 of share transaction .           --         6,639,974
Exchange of Permatec
 shares for Medi-Ject
 stock ................           --                --
Conversion of
 shareholder loans
 to equity ............           --        13,069,870
Conversion of notes to
 preferred Series C ...           --                --
Conversion of preferred
 Series C to common
 stock ................           --                --
Exercise of stock
 options ..............           --            56,861
Stock issued in lieu of
 dividends ............           --                --
Stock-based
 compensation .........           --           145,861
Issuance of common
 stock in private
 placement ............           --         9,991,391
Conversion of preferred
 Series B to common
 stock ................           --           250,000
Stock issued in
 technology acquisition
 agreement ............           --           517,173
Net loss ..............           --        (9,499,101)
Translation adjustments     (379,940)         (379,940)
                                          ------------
Comprehensive loss ....           --        (9,879,041)
                         -----------      ------------
December 31, 2001 .....     (379,940)        7,468,167

                              ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                                   (CONTINUED)
                  Years Ended December 31, 2000, 2001 and 2002


                         Convertible Preferred Stock              Common Stock
                        -----------------------------  -----------------------------------
                          Series A        Series C        Permatec          Medi-Ject
                        -------------   -------------  --------------- -------------------
                        Number          Number         Number            Number            Additional
                          of              of             of                of                Paid-In    Accumulated   Deferred
                        Shares Amount   Shares Amount  Shares  Amount    Shares    Amount    Capital      Deficit   Compensation
                        ------ ------  ------- ------  ------ -------- ---------- -------- ----------- ------------ ------------
December 31, 2001 ..... 1,250   $ 13        --     --      --       --  9,161,188 $ 91,612 $37,464,531 $(29,457,033) $(251,016)
Conversion of
 shareholder loans to
 equity ...............    --     --        --     --      --       --    509,137    5,091   2,031,459           --         --
Stock issued in lieu of
 dividends ............   100      1        --     --      --       --         --       --      99,999     (100,000)        --
Stock-based compensation   --     --        --     --      --       --    158,810    1,588     321,158           --    113,664
Intrinsic value of
 beneficial conversion
 feature of convertible
 debentures ...........    --     --        --     --      --       --         --       --   1,720,000           --         --
Issuance of warrants in
 connection with
 convertible debentures    --     --        --     --      --       --         --       --     467,016           --         --
Convertible debentures
 concerted into common
 stock ................    --     --        --     --      --       --    947,750    9,478     249,329           --         --
Net loss                   --     --        --     --      --       --         --       --          --  (11,608,765)        --
Translation adjustments    --     --        --     --      --       --         --       --          --           --         --

Comprehensive loss ....    --     --        --     --      --       --         --       --          --           --         --
                        -----   ----   -------  ----- ------- -------- ---------- -------- ----------- ------------  ---------
December 31, 2002 ..... 1,350   $ 14        --  $  --      -- $     -- 10,776,885 $107,769 $42,353,492 $(41,165,798) $(137,352)
                        =====   ====   =======  ===== ======= ======== ========== ======== =========== ============  =========

[split table]




                         Accumulated
                            Other            Total
                         Comprehensive   Shareholders'
                         Income (Loss)  Equity (Deficit)
                         -------------  ----------------
December 31, 2001 .....  $  (379,940)     $  7,468,167
Conversion of
 shareholder loans to
 equity ...............           --         2,036,550
Stock issued in lieu of
 dividends ............           --                --
Stock-based compensation          --           436,410
Intrinsic value of
 beneficial conversion
 feature of convertible
 debentures ...........           --         1,720,000
Issuance of warrants in
 connection with
 convertible debentures           --           467,016
Convertible debentures
 concerted into common
 stock ................           --           258,807
Net loss                          --       (11,608,765)
Translation adjustments     (122,897)         (122,897)
                                          ------------
Comprehensive loss ....           --       (11,731,662)
                         -----------      ------------
December 31, 2002 .....  $  (502,837)     $    655,288
                         ===========      ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                         --------------------------------------------
                                                                              2000           2001             2002
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
         Net loss ....................................................   $ (5,260,387)   $ (9,499,101)   $(11,608,765)
         Adjustments to reconcile net loss to net
            cash used in operating activities:
         Goodwill impairment loss ....................................           --              --         2,000,000
         Patent rights impairment loss................................           --              --           435,035
         Depreciation and amortization ...............................        392,847       1,324,539         907,131
         (Gain) loss on disposal and abandonment of assets ...........         (9,000)         31,417          19,878
         Write-off of tooling in process .............................           --           404,811            --
         In-process research and development .........................           --           948,000            --
         Amortization of deferred financing costs ....................           --              --         1,146,148
         Stock-based compensation expense ............................         64,583         145,861         370,410
         Changes in operating assets and liabilities, net of effect of business acquisition:
            Accounts receivable ......................................           --           (89,589)        360,895
            VAT, capital taxes and other receivables .................       (134,888)         72,945         293,371
            Inventories ..............................................           --          (243,510)         96,780
            Prepaid expenses and other assets ........................         (9,116)         90,027        (365,065)
            Accounts payable .........................................        (96,303)       (741,007)        (29,099)
            Accrued expenses and other ...............................        296,656        (453,022)        510,992
            Due to related parties ...................................           --           252,994         (49,800)
            Restructuring provisions .................................       (272,307)           --              --
            Deferred revenue .........................................      1,659,612        (148,414)        348,090
            Other ....................................................          5,735         (94,993)         10,233
                                                                         ------------    ------------    ------------
Net cash used in operating activities ................................     (3,362,568)     (7,999,042)     (5,553,766)
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures ..............       (133,641)       (424,691)       (155,145)
         Proceeds from sale of equipment, furniture and fixtures .....           --            91,699            --
         Additions to patent rights ..................................        (51,396)       (360,759)       (280,651)
         Acquisition costs invoiced to Medi-Ject Corporation .........     (1,033,296)           --              --
         Increase in notes receivable and due from Medi-Ject .........           --          (602,756)           --
         Acquisition of Medi-Ject, including cash acquired ...........           --           355,578            --
                                                                         ------------    ------------    ------------
Net cash used in investing activities ................................     (1,218,333)       (940,929)       (435,796)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
         Proceeds from subordinated loans from shareholders ..........      4,235,765       1,188,199       2,700,000
         Proceeds from issuance of convertible debentures ............           --              --         2,000,000
         Principal payments on capital lease obligations .............       (115,606)       (179,564)       (128,788)
         Proceeds from issuance of common stock, net .................           --        10,048,252            --
                                                                         ------------    ------------    ------------
Net cash provided by financing activities ............................      4,120,159      11,056,887       4,571,212
                                                                         ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents .........         29,395        (395,049)       (278,794)
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .................       (431,347)      1,721,867      (1,697,144)
Cash and cash equivalents:
         Beginning of year ...........................................        674,569         243,222       1,965,089
                                                                         ------------    ------------    ------------
         End of year .................................................   $    243,222    $  1,965,089    $    267,945
                                                                         ============    ============    ============

----------
Schedule of non-cash investing and financing activities: See information regarding non-cash investing and financing activities related to the Share Transaction in Notes 3 and 11.

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 2001 and 2002

1.  Description of Business and Summary of Significant Accounting Policies

Business

     The Company develops, produces and markets pharmaceutical delivery solutions, including needle-free and mini-needle injector systems, gel technologies and transdermal products. The Company currently distributes its needle-free injector systems for the delivery of insulin and growth hormone in more than 20 countries. In addition, the Company has several products and compound formulations under development and is conducting ongoing research to create new products and formulations that combine various elements of the Company's technology portfolio. The corporate headquarters are located in Exton, Pennsylvania, with research and production facilities in Minneapolis, Minnesota, and research facilities in Basel, Switzerland. As discussed in Note 16, the Company has initiated a plan to outsource its manufacturing operations at its production facility in Minneapolis. The transition of the manufacturing operations is expected to be complete by May of 2003.

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

     Prior to the business combination, Permatec consisted of six entities: a holding company with no activity and five integrated operating subsidiaries. Two of the subsidiaries were not sold pursuant to the Purchase Agreement. The activities of these two subsidiaries were primarily research and development activities for other Permatec entities and to a lesser extent for third parties. The substantive operations of these two entities were moved into the remaining three subsidiaries as a result of restructuring activities undertaken by Permatec prior to the business combination. As these activities were integral to the historical financial statements of Permatec, they were included in the historical financial statements of Permatec until the date of the business combination at which time their net liabilities of $537,683 were reflected as a deemed contribution of capital. Because the substance of the transaction was the contribution on additional equity by the majority shareholder to the post-merger entity, this transaction was recognized by the Company as an equity transaction similar to the sale of stock by a subsidiary without recognition of a gain, as prescribed by Staff Accounting Bulletin 84. These two entities have been fully liquidated and were legally dissolved. The consolidation of the operations of the five entities into three entities was for purposes of gaining efficiencies in Permatec's operations and did not substantively change the consolidated group's operations.

Principles of Consolidation

     As discussed in Note 3, on January 31, 2001 the Company completed a business combination to acquire the three operating subsidiaries of Permatec, headquartered in Basel, Switzerland. The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its three wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Inventory Reserves

     The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon inventory levels, expected product lives and forecasted sales demand. Although management believes the likelihood to be relatively low, results could be materially different if demand for the Company's products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. The Company recorded inventory reserves of $105,000 and $50,000 at December 31, 2001 and 2002.

Deferred Financing Costs

     The Company capitalized costs associated with the issuance of its 10% debentures. These costs were being amortized to interest expense over the twelve-month period of the debentures, or recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock. As further described in Note 5, the 10% debentures were restructured and exchanged in January 2003 for 8% debentures. As a result of the debenture restructuring, approximately $300,000 will be recognized as interest expense in the first quarter of 2003, which represents the portion of the deferred financing costs of $454,910 at December 31, 2002 that had not been amortized to interest expense or recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill

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

     The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142, all related to the Minnesota operations.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined the fair value of the Minnesota operations and compared it to the carrying amount. As of January 1, 2002, the fair value of the Minnesota operations exceeded its carrying amount, and therefore there was no indication that the goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test. Due to a significant decline in the Company's stock price in the fourth quarter of 2002 and concerns about the continued existence of the Company due to continued net losses and negative cash flows from operations, another review was completed as of December 31, 2002. After the first step of the impairment test was performed, there was an indication that the carrying amount of the Minnesota operations exceeded its fair value, which required that the second step be performed. Fair value was determined using the expected present value of future cash flows. In the second step, the Company was required to compare the implied fair value of the goodwill, determined by allocating the fair value of the Minnesota operations to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation), to its carrying amount, both of which were measured as of December 31, 2002. After completion of the second step, the Company recorded a goodwill impairment charge of $2,000,000 in the fourth quarter of 2002.

     For the three years ended December 31, 2000, 2001 and 2002, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

                                                                   December 31,
                                                  --------------------------------------------
                                                       2000           2001            2002
                                                  -------------  -------------   -------------
         Net loss applicable to common shares
           as reported .......................... $ (5,260,387)  $(14,913,226)   $(11,708,765)
         Addback goodwill amortization ..........      177,963        464,434              --
                                                  ------------   ------------    ------------
         Adjusted net loss ...................... $ (5,082,424)  $(14,448,792)   $(11,708,765)
                                                  ============   ============    ============

         Basic and diluted loss per share:
             Net loss as reported ............... $      (1.22)   $     (1.76)    $     (1.22)
             Goodwill amortization ..............         0.04           0.06              --
                                                  ------------   ------------    ------------
          Adjusted net loss per share ........... $      (1.18)   $     (1.70)    $     (1.22)
                                                  ============   ============    ============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     The Company's goodwill impairment analysis as of December 31, 2002 indicated that the Company's goodwill might be impaired which required the Company to assess the recoverability of its capitalized patent portfolio costs as of December 31, 2002. As a result of this analysis, the Company recognized an impairment charge of $435,035 in research and development expenses for the year ended December 31, 2002. The analysis of patent costs was performed by management based on values provided through third-party corporate development activities. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $2,603,262 and $446,088, respectively, at December 31, 2002. The Company's estimated aggregate amortization expense for the next five years is $174,000 in 2003 through 2006, and $140,000 in 2007.

     Goodwill arising from the purchase of minority ownership interests in 1996 was amortized on a straight-line basis over a period of five years. Prior to the adoption of SFAS 142, goodwill arising from the Share Transaction described in
Note 3 was being amortized on a straight-line basis over a period of ten years and the Company periodically estimated the future undiscounted cash flows to which goodwill relates to ensure that the carrying value of goodwill had not been impaired. To the extent the Company's undiscounted cash flows were less than the carrying amount of goodwill, the Company would have recognized an impairment charge.

Patent Rights

     The Company capitalizes the cost of obtaining patent rights. These capitalized costs are being amortized on a straight-line basis over periods ranging from six to ten years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Recoverability of such patent assets is evaluated when certain events or changes in circumstances indicate that the carrying amount of patents may not be recoverable.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets, including patent rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

     All financial instruments are carried at amounts that approximate estimated fair value.

Revenue Recognition of Product Sales

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

Licensing and Product Development Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The SAB provides additional guidance on when revenue is realized, earned and properly recognized. The Company elected to adopt the cumulative deferral method for recognizing milestone revenues beginning with the fourth quarter of fiscal 2000, effective January 1, 2000. This method defers milestone payments with amortization to income over the contract term using the percentage of completion or straight-line basis commencing with the achievement of a contractual milestone. If the Company is required to refund any portion of a milestone payment, the milestone will not be amortized into revenue until the repayment obligation no longer exists.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Upon adoption of the cumulative deferral method, the Company recognized a cumulative effect adjustment that increased its losses by $1,059,622 or $0.25 per share as of January 1, 2000. For the years ended December 31, 2000, 2001 and 2002, the Company recognized $277,200, $267,180 and $139,311, respectively, of license revenues that were deferred at January 1, 2000 as the result of the adoption of the cumulative deferral method.

     Prior to the adoption of the cumulative deferral method, licensing and product development revenue was recognized when underlying performance criteria for payment had been met and the Company had an unconditional right to such payment. Depending on a license or product development agreement's terms, recognition criteria were satisfied upon achievement of milestones or passage of time. Milestone payments were typically triggered by the successful achievement of important events such as the completion of clinical studies, filings with the FDA, bioequivalence to other drugs, and approval by the FDA as defined by the underlying licensing and product development agreement. The Company classified amounts received related to the performance of a series of tasks, (e.g. testing the transdermal penetration of a drug, manufacture of a clinical batch, etc.) as product development revenues.

     The Company recognizes royalty revenues upon the sale of licensed products by the licensee, and recognizes such revenue as license revenue. The Company occasionally receives payment of up-front royalty advances from licensees. Upon adoption of the cumulative deferral method, if specific objective evidence of fair value exists, revenues from up-front royalty payments are deferred until earned through the sale of licensed revenue from the licensee or the termination of the agreement based on the terms of the license. If specific objective evidence of fair value does not exist, revenues from up-front royalty payments are recognized using the cumulative deferral method. The Company classifies amounts received related to royalties from sales of products licensed by the Company, which the Company developed or partially developed, as license revenues in accordance with the terms of the underlying agreement.

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

Stock-Based Compensation

     The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans. Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss and loss per share would have increased to the pro-forma amounts shown below:

                                                               2000              2001             2002
                                                          --------------   ---------------   ---------------
Net loss applicable to common shareholders:
     As reported ........................................ $  (5,260,387)   $  (14,913,226)   $  (11,708,765)
     Compensation expense ............................... $    (373,103)   $     (550,698)   $     (389,722)
                                                          -------------    --------------    --------------
     Pro forma .......................................... $  (5,633,490)   $  (15,463,924)   $  (12,098,487)
Basic and diluted net loss per common share:
     As reported ........................................ $       (1.22)   $        (1.76)   $        (1.22)
     Compensation expense ............................... $       (0.08)   $        (0.06)   $        (0.04)
                                                          -------------    --------------    --------------
     Pro forma .......................................... $       (1.30)   $        (1.82)   $        (1.26)

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     The per share weighted-average fair value of stock based awards granted during 2000, 2001 and 2002 is estimated as $1.20, $2.68 and $3.66 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              2000         2001          2002
                                              ----         ----          ----
Risk-free interest rate ..................... 5.5%         4.5%          4.5%
Annualized volatility ....................... 100%         130%          134%
Weighted average expected life, in years .... 5.0          5.0           5.0
Expected dividend yield ..................... 0.0%         0.0%          0.0%

     The Company accounts for stock-based instruments granted to nonemployees under the fair value method of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under SFAS 123, options granted to nonemployees are recorded at their fair value on the measurement date, which is typically the vesting date.

Product Warranty

     The Company provides a warranty on its needle-free injector devices. Warranty terms for devices sold to end-users by dealers and distributors are included in the device instruction manual included with each device sold. Warranty terms for devices sold to corporate customers who provide their own warranty terms to end-users are included in the contracts with the corporate customers. The Company is obligated to repair or replace, at the Company's option, a device found to be defective due to use of defective materials or faulty workmanship. The warranty does not apply to any product that has been used in violation of instructions as to the use of the product or to any product that has been neglected, altered, abused or used for a purpose other than the one for which it was manufactured. The warranty also does not apply to any damage or defect caused by unauthorized repair or the use of unauthorized parts. Warranty periods on devices range from 12 to 30 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

                     Balance at
                    Beginning of     Warranty      Warranty       Balance at
                        Year        Provisions      Claims       End of Year
                    ------------    -----------    --------      -----------
2002 ..............    $87,000       $238,555      $146,555         $179,000

Research and Development

     Research and development costs are expensed as incurred.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant accounting estimates relate to the revenue recognition periods for license revenues, product warranty accruals, obsolete inventory accruals, and determination of the fair value and recoverability of goodwill and patent rights. Actual results could differ from these estimates.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Advertising Expense

     Advertising costs (including production and communication costs) for 2000 and 2002 were insignificant, and for 2001 were approximately $45,000. Production costs related to advertising are expensed as incurred.

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

Net Loss Per Share

     Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants or convertible debt, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. If the convertible debentures were dilutive, the associated interest expense and amortization of deferred financing costs, net of taxes, would be removed from operations and the shares issued would be assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented. At December 31, 2000, 2001 and 2002 the Company had antidilutive stock options and warrants totaling 912,880, 1,612,360 and 1,878,288, respectively. At December 31, 2002 the principal balance of anti-dilutive convertible debentures was $1,624,346.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share.

New Accounting Pronouncements

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for costs associated with exit and disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt the provisions of SFAS 146 on January 1, 2003 and it may impact the timing of loss recognition for any restructuring activities initiated subsequent to adoption.

     In December 2002, the FASB issued SFAS 148, Stock Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its method of accounting for stock-based employee compensation. The Company will make the required interim disclosures effective with the quarter ending March 31, 2003.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt this guidance for financial statements issued after December 31, 2002, and is currently analyzing the impact of its adoption on the Company's financial statements.

     In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company effective July 1, 2003 and could have an impact on revenue recognition of future licensing transactions.

2.  Going Concern

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company had negative working capital of $11,712 and $4,188,234 at December 31, 2001 and 2002, respectively, and had incurred net losses and negative cash flows from operating activities since inception, and incurred net losses of $5,260,387, $9,499,101 and $11,608,765 in 2000, 2001 and 2002, respectively.

     The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

     The Company's cash position is currently only sufficient to fund working capital requirements through March 2003. Moreover, the Company has no immediate access to additional capital. While the Company received a total of EURO1,500,000 (approximately $1,600,000) from Ferring BV in connection with a license agreement described in Note 16, those funds will not last beyond March 2003. Management's intentions are to attempt to raise additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. However, there can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

     On November 29, 2002, Nasdaq notified the Company that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market. As of November 28, 2002, the Company's stock had traded at a price below $1.00 per share for 30 consecutive days. Accordingly, the Company has been provided 180 calendar days or until May 28, 2003 to regain compliance. In order to achieve compliance, the bid price of the Company's common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. The Company has the ability under its Articles of Incorporation and Minnesota law, without shareholder approval, to affect a reverse stock split thereby reducing the number of shares outstanding and, in essence, increasing the price of the common stock. Even if the Company were able to improve its stock price to regain compliance, the Nasdaq rules also state that for continued inclusion on the listing, the Company must meet one of three financial tests, which are

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

2.   Going Concern (Continued)

having stockholders' equity of $2,500,000, market value of listed securities of $35,000,000, or net income from operations of $500,000. As of December 31, 2002, the Company does not meet any of the financial requirements for continued listing on the Nasdaq SmallCap Market. In the event the Company is unable to improve its stock price to regain compliance, Nasdaq will determine whether the Company meets the initial listing criteria for the SmallCap Market, which is having stockholders' equity of $5,000,000, market value of listed securities of $50,000,000, or net income from continuing operations of $750,000. If the Company meets the initial listing criteria, Nasdaq will grant the Company an additional 180 days to demonstrate compliance. As of December 31, 2002, the Company does not meet any of the financial requirements for initial listing on the Nasdaq SmallCap Market. If the Company's stock were to be delisted, it would constitute an event of default under the newly restructured 8% debentures, and they would become due and payable at 130% of the outstanding principal and accrued interest.

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

     The purchase price allocation was as follows:

          Cash acquired ........................................ $   394,535
          Current assets .......................................     900,143
          Equipment, furniture and fixtures ....................   1,784,813
          Patents ..............................................   1,470,000
          Other intangible assets ..............................   2,194,000
          Goodwill .............................................   1,276,806
          Other assets .........................................       3,775
          Current liabilities ..................................  (2,026,723)
          Debt .................................................     (55,375)
          In-process research and development ..................     948,000
                                                                 -----------
          Purchase price ....................................... $ 6,889,974
                                                                 ===========

     In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000 that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

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

     Unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, assuming Permatec's acquisition of Medi-Ject, the conversion of the $5,000,000 in promissory notes, and the Company's implementation of SFAS 141, all collectively occurred on January 1, 2000 are as follows:

                                               Pro forma               Pro forma
                                               Year Ended              Year Ended
                                            -----------------       -----------------
                                            December 31, 2000       December 31, 2001
                                            -----------------       -----------------
Net revenues .............................. $    2,553,284           $    3,811,362
Loss before cumulative effect of a
   change in accounting principle ......... $  (10,030,643)          $  (15,086,836)
Net loss .................................. $  (11,145,026)          $  (15,086,836)
Basic and diluted net loss per share ...... $        (1.63)          $       (1.78)

4.  Composition of Certain Financial Statement Captions

                                                        December 31,
                                                --------------------------
                                                    2001            2002
                                                -----------    -----------
Inventories:
     Raw material ...........................   $   254,890    $   238,177
     Work-in-process ........................        29,611         32,370
     Finished goods .........................       371,190        288,364
                                                -----------    -----------
                                                $   655,691    $   558,911
                                                ===========    ===========
Equipment, furniture and fixtures:
     Furniture, fixtures and office equipment   $ 1,254,568    $ 1,470,745
     Production equipment ...................     1,567,849      1,799,135
     Less accumulated depreciation ..........      (897,742)    (1,738,817)
                                                -----------    -----------
                                                $ 1,924,675    $ 1,531,063
                                                ===========    ===========
Patent rights:
     Patent rights ..........................   $ 2,697,975    $ 2,603,262
     Less accumulated amortization ..........      (233,639)      (446,088)
                                                -----------    -----------
                                                $ 2,464,336    $ 2,157,174
                                                ===========    ===========
Goodwill:
     Goodwill ...............................   $ 4,376,813    $ 2,557,909
     Less accumulated amortization ..........    (1,281,458)    (1,462,554)
                                                -----------    -----------
                                                $ 3,095,355    $ 1,095,355
                                                ===========    ===========

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

4.  Composition of Certain Financial Statement Captions (Continued)

                                                                            December 31,
                                                                     ----------------------------
                                                                         2001            2002
                                                                     ------------    ------------
Accrued expenses and other liabilities:
     VAT (value added taxes) ....................................... $    291,678    $     27,295
     Customer deposits .............................................           --         499,337
     Other liabilities (each less than 5% of current liabilities) ..      779,238         994,545
                                                                     ------------    ------------
                                                                     $  1,070,916    $  1,521,177
                                                                     ============    ============

5.  Convertible Debentures

     In July 2002, the Company sold $2,000,000 aggregate principal amount of its 10% debentures, with $700,000 maturing on July 12, 2003, $700,000 maturing on July 26, 2003 and $600,000 maturing on October 15, 2003. The debentures were convertible into shares of the Company's common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company's common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. From October 10, 2002 to January 17, 2003, three of the original four holders of the 10% debentures converted $581,000 of principal into 1,777,992 shares of common stock at an average conversion price of approximately $0.327 per share. Two of the original four holders accounted for the conversion of $536,000 of principal into 1,660,863 shares of common stock. As a result of the Company's low common stock price, the 10% debentures became highly dilutive to the Company's current common shareholders.

     To reduce the risk of substantial dilution to common shareholders in the near-term, on February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $476,825 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock. This purchase price included accrued interest of $12,825 and a repurchase premium of $144,200. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company intends to pay cash for interest in the amount of $679 that accrued on the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures is $1,613,255. The 8% debentures contain substantially the same terms as the 10% debentures, except that the 8% debentures include a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% debentures are due March 31, 2004. The Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. If all remaining debentures were converted at the $0.50 conversion price, a total of 3,226,511 shares would be issued, which would result in substantial dilution to current shareholders. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share. The warrants are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

     Although Company has completed the refinancing with the 8% debentures that are due March 31, 2004, the 10% debentures outstanding as of December 31, 2002 have been classified as a current liability at December 31, 2002. One of the events of default of the 8% debentures is if the Company's common stock is delisted from the Nasdaq SmallCap Market. As discussed in Note 2, on November 29, 2002, Nasdaq notified the Company that its stock had closed below the minimum $1.00 per share requirement for continued listing on the SmallCap Market and,

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

5.   Convertible Debentures (Continued)

accordingly, the Company has been provided 180 calendar days or until May 28, 2003 to regain compliance. Additionally, another of the financial requirements for continued listing on the Nasdaq SmallCap Market is having stockholders' equity of $2,500,000. At December 31, 2002, the Company's stockholders' equity is $655,288. The Company does not currently have a mechanism in place to assure compliance with either Nasdaq requirement. Therefore, it is possible the Company will be delisted from the Nasdaq SmallCap Market, resulting in an event of default of the 8% debentures, in which case the debentures become immediately due and payable.

     The Company granted the holders of the 8% debentures customary demand and piggyback registration rights with respect to the shares of its common stock issuable upon conversion of the same or upon exercise of the warrants. These registration rights are substantially similar to the registration rights granted to the original holders of the 10% debentures.

     Upon conversion of the 8% debentures and exercise of the warrants, the Company will be obligated to issue an aggregate of 6,159,011 shares of its common stock, resulting in the holders of the 8% debentures and warrants owning in excess of 34% of the Company's common stock. Pursuant to NASD Marketplace Rules, the Company must obtain shareholder approval for the issuance of 20% or more of its currently outstanding shares. Therefore, under the terms of the 8% debentures and warrants, the holders thereof may not convert the 8% debentures or exercise the warrants for more than 19.99% of the number of shares of the Company's common stock outstanding on January 31, 2003, or 2,366,337 shares, until the Company obtains shareholder approval for the transaction and related stock issuances. The Company intends to seek such approval at a special shareholders meeting. In connection with the restructuring transaction, the Company's majority shareholder, Dr. Jacques Gonella, delivered a letter of undertaking to the holders of the 8% debentures stating that he would vote in favor of allowing the issuance of the Company's common stock upon conversion or exercise of the 8% debentures or warrants.

     In connection with the restructuring of the 10% debentures, the Company will recognize the difference between the fair value of the 10% debentures plus the 8% bridge notes and the fair value of the 8% debentures and related warrants in the Company's quarter ending March 31, 2003 consolidated financial statements. The Company has not yet determined this amount, however, it may represent a material charge to the Company's results of operations.

     As a result of the debenture restructuring, approximately $300,000 will be recognized as interest expense in the first quarter of 2003, which represents the portion of the deferred financing costs of $454,910 at December 31, 2002 that had not been amortized to interest expense or recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock. Additionally, as a result of the debenture restructuring, approximately $700,000 will be recognized as expense in the first quarter of 2003, which represents the unamortized debt issuance discount related to the intrinsic value of the beneficial in-the-money conversion feature of the 10% debentures.

6.  Restructuring Activities

     The Company recorded $266,790 of restructuring expenses during the year ended December 31, 2000. Such expenses were in connection with the closure of the Company's developmental facility in Argentina and termination of employees associated with the Company's business development, patent administration, project management and administrative functions in France. The Company recorded all restructuring charges incurred during the year ended December 31, 2000, as general and administrative expense.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

6.   Restructuring Activities (Continued)

     The Company reported charges of approximately $17,000 related to the write-off of assets which were disposed of in connection with the closure of the France and Argentina facilities for the year ended December 31, 2000. The assets disposed of consisted of certain laboratory equipment and office equipment that the Company decided not to transfer to its central facilities in Basel, Switzerland.

     The Company undertook these restructuring actions as part of its efforts to reduce costs and to centralize its developmental and administrative functions in Switzerland. These restructuring programs were completed during the year ended December 31, 2000. The following table provides a summary of the Company's restructuring provision activity:

                               Severance                 Facilities,
                                  and         Asset       Legal and
                                Benefits    Impairment      Other        Total
                               ---------    ----------   -----------  ---------
Balance December 31, 1999 .... $ 179,288    $    --      $ 101,528    $ 280,816
   2000 restructuring expenses   178,257       17,000       71,533      266,790
   Amount utilized in 2000 ...  (357,545)     (17,000)    (173,061)    (547,606)
                               ---------    ---------    ---------    ---------
Balance December 31, 2000 .... $    --      $    --      $    --      $    --
                               =========    =========    =========    =========

7.  Leases

     The Company has non-cancelable operating leases for its office, research and manufacturing facility in Minneapolis, MN, for office space in Exton, PA, and for its office and research facility in Basel, Switzerland. The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment and furniture under various operating and capital leases. The cost of equipment and furniture under capital leases at December 31, 2001 and 2002 was $245,905 and $340,963, respectively, and accumulated amortization was $113,478 and $252,804, respectively.

     Rent expense incurred for the years ended December 31, 2000, 2001 and 2002 was $143,349, $421,942, and $559,512 respectively.

Future minimum lease payments are as follows as of December 31, 2002:

                                                               Capital          Operating
                                                               Leases            Leases
                                                             --------------    ------------
     2003 .................................................. $    110,446      $    473,781
     2004 ..................................................       37,001           350,767
     2005 ..................................................           --           204,515
     2006 ..................................................           --           201,865
     2007 ..................................................           --           201,865
     Thereafter ............................................           --           168,222
                                                             ------------      ------------
     Total future minimum lease payments ...................      147,447      $  1,601,015
                                                                               ============
     Amount representing interest at various rates
         up to 18.3% .......................................       (9,975)
                                                             ------------
     Obligations under capital leases ......................      137,472
     Obligations due within one year .......................     (106,493)
                                                             ------------
     Long-term obligations under capital leases ............ $     30,979
                                                             ============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

8.  Income Taxes

     The Company incurred losses for both book and tax purposes in each of the years in the three-year period ended December 31, 2002, and, accordingly, only insignificant amounts of income taxes were provided. In 2000 the Company was subject to Swiss taxes and in 2001 and 2002 was subject to taxes in both the U.S. and Switzerland. Effective tax rates differ from statutory income tax rates in the years ended December 31, 2000, 2001 and 2002 as follows:

                                                     2000      2001       2002
                                                   --------   -------   -------
     Statutory income tax rate ...................  (20.0)%   (34.0)%   (34.0)%
     State income taxes, net of federal benefit ..     --      (0.0)     (0.0)
     Research and experimentation credit .........     --      (0.6)     (0.3)
     In-process research and development costs ...     --       3.4       --
     Intangibles impairment ......................     --        --       7.1
     Valuation allowance increase ................   17.0      30.7       7.5
     Expiration of net operating losses ..........     --        --       7.3
     Effect of foreign operations ................     --        --      12.3
     Other .......................................    3.0       0.5       0.1
                                                   --------   -------   -------
                                                      0.0%      0.0%      0.0%
                                                   ========   =======   =======

Deferred tax assets as of December 31, 2001 and 2002 consist of the following:

                                                         2001          2002
                                                     ------------  ------------
     Net operating loss carryforward - U.S. ......   $ 12,253,000  $ 13,480,000
     Net operating loss carryforward - Switzerland      1,156,000     1,946,000
     Research & development costs and credit
       carryforward ..............................      1,619,000       721,000
     Other .......................................        704,000       675,000
                                                     ------------  ------------
                                                       15,732,000    16,822,000
     Less valuation allowance ....................    (15,732,000)  (16,822,000)
                                                     ------------  ------------
                                                     $         --  $         --
                                                     ============  ============

     The valuation allowance for deferred tax assets as of December 31, 2001 and 2002 was $15,732,000 and $16,822,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2002 was an increase of $13,505,400 and $1,090,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has placed a valuation allowance against the entire deferred tax asset.

     The Company has a U.S. federal net operating loss carryforward at December 31, 2002, of approximately $35,000,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2003 through 2023. Additionally, the Company has a research credit carryforward of approximately $721,000. These credits expire in years 2009 through 2023.

         The Company also has a Swiss net operating loss carryforward at December 31, 2002, of approximately $14,345,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2004 through 2010.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

8.  Income Taxes (Continued)

     The U.S. net operating losses and tax credits of Antares Pharma, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, including the business combination with Permatec and private placements. Subsequent significant equity changes, which could occur through exercise of outstanding warrants or conversion of the convertible debentures discussed in Note 5, could further limit the utilization of the net operating losses and credits. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the net operating losses and tax credits will be reduced with a reduction in the valuation allowance of a like amount.

9.  Shareholders' Equity

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

     In February and March of 2001 the Company raised $9,991,391 of net proceeds through an issuance of common stock Units to accredited investors in a private placement transaction. Each Unit was sold for $23.44 and consisted of (i) four shares of common stock, $0.01 par value, and (ii) a warrant to purchase one share of common stock. These five-year warrants allow for the purchase of 426,620 shares of common stock, at an exercise price of $7.03 per share.

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

     On June 10, 2002, the Company's majority shareholder, Dr. Jacques Gonella, converted principal and interest of $2,036,550, loaned to the Company under a Term Note agreement, into 509,137 shares of common stock at $4.00 per share, the market price of the Company's stock on that date.

     During 2002 a total of 118,810 shares of common stock were issued to non-employees as compensation for services rendered during 2002. The total value of the shares issued was $304,300, based on the market price of the stock on the dates the shares were issued.

Series A Convertible Preferred Stock

     On November 10, 1998, the Company sold 1,000 shares of Series A Convertible Preferred Stock ("Series A") and warrants to purchase 56,000 shares of common stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carries a 10% dividend which is payable semi-annually. The Series A is redeemable at the Company's option at any time and is convertible into common stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. The warrants to purchase Common Stock may be exercised at any time prior to November 10, 2005, at a price of $12.40 per share.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

9.  Shareholders' Equity (Continued)

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

Convertible Debentures Beneficial Conversion Feature and Conversion into Common Stock

     As discussed in Note 5, on July 12, 2002 the Company entered into a Securities Purchase Agreement for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt issuance discount of $1,720,000 in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. Interest expense of $606,456 was recorded as accretion of the $1,720,000 of debt issuance discount over the original one year redemption period, and an additional $222,357 of the debt issuance discount was recorded as interest expense due to conversions of the 10% debentures to common stock. As of December 31, 2002, $382,750 of the debentures had been converted into 896,880 shares of common stock.

Restricted Stock

     Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include up to 216,000 restricted shares of common stock that will be granted after the achievement of certain time-based and performance-based milestones. The Company anticipates the time-based milestones will be achieved and has recorded deferred compensation expense related to 48,000 shares issued to Dr. Harrison in April 2001 and 40,000 shares issued in March 2002. The shares vest over a three-year period and had an aggregate market value of $341,000 at the measurement date. Compensation expense is being recognized ratably over the three-year vesting period. During the years ended December 31, 2001 and 2002, compensation expense of $89,984 and $113,664, respectively, has been recognized in connection with these shares.

Stock Options and Warrants

     The Company's stock option plans allow for the grants of options to officers, directors, consultants and employees to purchase shares of Common Stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options is either ten or eleven years and they vest in varying periods. As of December 31, 2002, these plans had 374,893 shares available for grant.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

9.  Shareholders' Equity (Continued)

     Warrants were issued in connection with debt financing, financial consulting and technology procurement during 1996 through 2002. The terms of the warrants do not exceed ten years and vest in varying periods. During 2000, the Company granted 26,500 warrants to non-employees for services rendered during 2000. In 2001 the Company completed a private placement of common stock in which 426,620 warrants were issued. Under the terms of an equity advisor agreement in connection with the Company's 10% Convertible Debentures, the Company issued in July and October 2002, warrants to purchase an aggregate of 112,000 and 48,000 shares, respectively, valued at $412,118 and $54,899, respectively, which were recorded to deferred financing costs. During 2002 the deferred financing costs were being amortized to interest expense over the one-year life of the debentures. As debentures are converted to common stock, the unamortized portion of the allocated deferred financing costs is recorded to additional paid in capital. As discussed in Note 5, a restructuring of the Company's 10% debentures was completed on February 7, 2003, and as a result the remaining unamortized deferred financing costs will be recognized as interest expense in the first quarter of 2003.

     Stock option and warrant activity is summarized as follows:

                                                                      Weighted
                                                     Number           average
                                                   of Shares           prices
                                                   ---------        -----------
Outstanding at December 31, 1999 ................    848,850              20.68
     Granted ....................................    360,217               1.79
     Exercised ..................................     (5,607)              1.56
     Canceled ...................................   (290,580)              7.41
                                                   ---------        -----------
Outstanding at December 31, 2000 ................    912,880              17.55
     Granted ....................................    822,620               5.84
     Exercised ..................................    (38,307)              1.56
     Canceled ...................................    (84,833)             19.11
                                                   ---------        -----------
Outstanding at December 31, 2001 ................  1,612,360              11.51
     Granted ....................................    303,622               3.48
     Exercised ..................................         --                 --
     Canceled ...................................    (37,694)              4.09
                                                   ---------        -----------
Outstanding at December 31, 2002 ................  1,878,288        $     10.59
                                                   =========        ===========

     The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range at December 31, 2002:

--------------------- --------------------------------------------------------- --------------------------------------
                                            Outstanding                                      Exercisable
--------------------- --------------------------------------------------------- --------------------------------------
                                          Weighted Average
                      Number of Shares     Remaining Life    Weighted Average      Number      Weighted Average
    Price Range          Outstanding          In Years        Exercise Price     Exercisable    Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------- ------------------
Pursuant  to  Option
Plans:
$    1.56                    262,115              4.9             $  1.56           262,115        $  1.56
     4.56                    472,570              8.5                4.56           181,791           4.56
     9.05 to 16.40             7,514              4.9               11.76             6,714          12.04
     23.00                    76,162              3.1               23.00            76,162          23.00
                           ---------              ---             -------         ---------        -------
                             818,361              6.8             $  5.38           526,782        $  5.83
                           ---------              ---             -------         ---------        -------
Warrants:
$    2.40 to 4.66            196,500              8.3             $  2.79           196,500        $  2.79
     7.03                    426,620              3.1                7.03           426,620           7.03
     12.40                    56,000              2.9               12.40            56,000          12.40
     29.55                   380,807              3.1               29.55           380,807          29.55
                           ---------              ---             -------         ---------        -------
                           1,059,927              4.1               14.62         1,059,927          14.62
                           ---------              ---             -------         ---------        -------
Total Options &
Warrants                   1,878,288              5.3             $ 10.59         1,586,709        $ 11.70
                           =========              ===             =======         =========        =======
--------------------- ------------------ ------------------- ------------------ ------------- ------------------

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

10.  Employee Savings Plan

     The Company has an employee savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their compensation into the plan. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee's salary, or both. No elective contributions have been made for the year ended December 31, 2002.

11.  Supplemental Disclosures of Cash Flow Information

     The Company did not make any cash payments for interest during the year ended December 31, 2000. All interest expense incurred in that year related to its subordinated loans from shareholders and has been included in the outstanding loan balance at December 31, 2000. Cash paid for interest during the years ended December 31, 2001 and 2002 was $100,837 and $21,451, respectively.

     Cash paid for taxes during the years ended December 31, 2000, 2001 and 2002 was $1,231, $2,026 and $1,104, respectively.

     The Company incurred capital lease obligations of $96,550, $142,729 and $42,266 in the years ended December 31, 2000, 2001 and 2002, respectively.

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

     The Company recorded $341,000 of deferred compensation expense related to 48,000 shares of common stock issued in April 2001 to its Chief Executive Officer and 40,000 shares issued in March 2002. Compensation expense of $89,984 and $113,664 was recognized in connection with these shares during the years ended December 31, 2001 and 2002, respectively.

     During 2001 the Company extended the expiration date of certain directors' stock options, resulting in recognition of compensation expense and an increase to additional paid in capital of $45,284.

     In October 2001 the Company issued 188,063 shares of common stock in connection with a technology acquisition agreement with Endoscoptic, Inc., a French Company, to purchase certain patents, patent applications, trademarks, trade secrets, know-how and other related technology incorporating or relating to the Hiprin single-use, needle-free, pre-filled, disposable syringe. As a result of the issuance of these shares, both patents and equity were increased by $517,173.

     In each of the years 2001 and 2002, the Company paid $100,000 of dividends payable to the Series A shareholder through the issuance of additional shares of Series A preferred stock.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

11.  Supplemental Disclosures of Cash Flow Information (Continued)

     On June 10, 2002, the Company's majority shareholder, Dr. Jacques Gonella, converted principal and interest of $2,036,550, loaned to the Company under a Term Note agreement, into 509,137 shares of common stock at $4.00 per share, the market price of the Company's stock on that date.

     During 2002, a total of 118,810 shares of common stock were issued to non-employees as compensation for services rendered during 2002. The total value of the shares issued was $304,300, based on the market price of the stock on the dates the shares were issued.

     As discussed in Note 5, on July 12, 2002 the Company entered into a Securities Purchase Agreement for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company's 10% Convertible Debentures. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt issuance discount of $1,720,000 in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. As of December 31, 2002, $382,750 of the debentures had been converted into 896,880 shares of common stock.

     Under the terms of an equity advisor agreement in connection with the Company's 10% Convertible Debentures, the Company issued in July and October 2002, 112,000 and 48,000 warrants, respectively, valued at $412,118 and $54,899, respectively.

12.  License Agreements

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

     In 2000, the Company adopted the cumulative deferral method for recognizing revenue, which results in the ratable revenue recognition of milestone payments from the date of achievement of the milestone through the date that is the earlier of receipt of reimbursement classification from regulatory authorities or the launch of product sales in the Segix Territories. The Company had expected the receipt of reimbursement classification from regulatory authorities to occur first, and had estimated this date to be March 2003. Because of this, the Company has recognized the first two milestone payments of $125,000 and $100,000 over estimated 47 and 46-month periods, respectively, ending March 2003. The project has been temporarily stopped. The final two milestone payments will be recognized ratably from the date the milestone payment is earned until the date estimated to be the earlier of receipt of reimbursement classification from regulatory authorities or the launch of product sales in the Segix Territories.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

12.  License Agreements (Continued)

Solvay License Agreement

     In June 1999, the Company entered into an exclusive agreement to license one application of its drug-delivery technology to Solvay Pharmaceuticals ("Solvay") in all countries except the United States, Canada, Japan and Korea (collectively, "the Solvay Territories"). The Company is required to transfer technology know-how and to provide developmental assistance to Solvay until each country's applicable regulatory authorities approve the licensed product. Solvay will reimburse the Company for all technical assistance provided during Solvay's development. Solvay will use the licensed technology for the development of a hormone replacement therapy gel. The license agreement requires Solvay to pay the Company milestone payments of $1,000,000 upon signing of the license, $1,000,000 upon the start of Phase IIb/III clinical trials, as defined in the agreement, $1,000,000 upon the first submission by Solvay to regulatory authorities in the Solvay Territories, and $2,000,000 upon the first completed registration in either Germany, France or the United Kingdom. The Company will receive from Solvay a 5% royalty from the sale of licensed products. In 2002 the agreement was amended to change the terms associated with the second $1,000,000 milestone payment, resulting in a payment of $500,000 received in 2002, and two $250,000 payments to be received upon satisfaction of certain conditions.

     In 2000, the Company adopted the cumulative deferral method for recognizing revenue, which results in the ratable revenue recognition of milestone payments from the date of achievement of the milestone through the estimated date of the first completed registration in either Germany, France or the United Kingdom. The Company expects the first completed registration to occur in April 2006. The Company is recognizing the first $1,000,000 milestone payment over a period of 83 months, the $500,000 received in 2002 over 49 months, and will recognize the two $250,000 payments and the third $1,000,000 payment from the date the milestone is earned until the estimated date of the first completed registration.

BioSante License Agreement

     In June 2000, the Company entered into an exclusive agreement to license four applications of its drug-delivery technology to BioSante Pharmaceuticals, Inc. ("BioSante") in the United States, Canada, China, Australia, New Zealand, South Africa, Israel, Mexico, Malaysia and Indonesia (collectively, "the BioSante Territories"). The Company is required to transfer technology know-how and to provide significant development assistance to BioSante until each country's regulatory authorities approve the licensed product. BioSante will use the licensed technology for the development of hormone replacement therapy products. At the signing of the contract, BioSante made an upfront payment to the Company, a portion of which will offset future royalties from BioSante's sale of licensed products and/or sublicense up front payments. This milestone payment was for the delivery of intellectual property to BioSante. BioSante is required to tender milestone payments upon commencement of manufacturing of each of the first two licensed products. In the event that the Company fails to produce or have produced the ordered clinical batches, then the Company is required to repay 25% of these two milestone payments to BioSante.

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

12.  License Agreements (Continued)

     In 2000, the Company adopted the cumulative deferral method for recognizing revenue, which results in the ratable revenue recognition of milestone payments from the date of achievement of the milestone through the estimated date of receipt of final regulatory approval in the BioSante Territory. The Company is recognizing the initial milestone payment in revenue over a 74-month period. All other milestone payments will be recognized ratably on a product-by-product basis from the date the milestone payment is earned and all repayment obligations have been satisfied until the receipt of final regulatory approval in the BioSante Territory for each respective product. It is expected that these milestones will be earned at various dates from January 2003 to July 2006 and will be recognized as revenue over periods of up to 43 months. The Company received a $200,000 milestone payment in January of 2003 and is recognizing revenue over a period of 43 months.

     In August 2001, BioSante entered into an exclusive agreement with Solvay in which Solvay has sublicensed from BioSante the U.S. and Canadian rights to an estrogen/progestogen combination transdermal hormone replacement gel product, one of the four drug-delivery products the Company has licensed to BioSante. Under the terms of the license agreement between the Company and BioSante, the Company received a portion of the up front payment made by Solvay to BioSante, net of the portion of the initial up front payment the Company received from BioSante intended to offset sublicense up front payments. The Company is also entitled to a portion of any milestone payments or royalties BioSante receives from Solvay under the sublicense agreement. The Company is recognizing the payment received from BioSante in revenue over a 60-month period. All other milestone payments will be recognized ratably from the date the milestone payment is earned until the receipt of final regulatory approval in the U.S. and Canada.

SciTech Medical Products License Agreement

     In April 2001, the Company entered into an exclusive agreement to license certain drug-delivery technology to SciTech Medical Product Pte Ltd ("SciTech") in various Asian countries ("the SciTech Territories") with options to other countries if certain conditions are met. The Company is required to transfer technology know-how necessary and/or useful to seek and apply for registration of the products in the SciTech Territories. SciTech will purchase the product needed for development purposes from the Company. The Company will formulate, produce and supply products in sufficient quantities for all purposes of development and registration as reasonably needed for SciTech to perform its development obligations under this agreement. The Company will receive an aggregate license fee of $600,000 in milestone payments upon the occurrence of certain events. In addition to the license fees, the Company will receive a 5% royalty from the sale of licensed products. The Company has recorded no deferred license fee revenue at December 31, 2002 and has recognized no license fee revenue in 2002 in connection with this agreement.

13.  Segment Information and Significant Customers

     Upon consummation of the Share Transaction, the Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

     The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

     The Company has operating assets located in two countries as follows:

                                                      December 31,
                                           ---------------------------------
                                                2001                2002
                                           -------------       -------------
    Switzerland .......................... $   2,388,337       $   1,447,468
    United States of America .............     8,740,113           4,961,503
                                           -------------       -------------
                                           $  11,128,450       $   6,408,971
                                           =============       =============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

13.  Segment Information and Significant Customers (Continued)

     Revenues by customer location are summarized as follows:

                                       For the Years Ended December 31,
                                ----------------------------------------------
                                    2000              2001             2002
                                -----------       -----------      -----------
    United States of America ...$   122,808       $ 1,335,939      $ 1,655,713
    Europe .....................    437,235         1,848,091        2,237,940
    Other ......................         --           314,494          102,108
                                -----------       -----------      -----------
                                $   560,043       $ 3,498,524      $ 3,995,761
                                ===========       ===========      ===========

     The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

                                       2000             2001             2002
                                    ----------       ----------      ----------
    Ferring ....................... $       --       $1,318,982      $1,966,082
    BioSante ......................    122,808          983,566       1,183,445
    Solvay ........................    196,680          173,600         123,181
    Segix .........................     80,451           67,790          14,816

     There were no customer receivables at December 31, 2000. The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

                                                 2001           2002
                                               --------       --------
    Solvay ................................... $     --       $ 48,278
    Ferring ..................................   82,654         46,040
    BioSante .................................  353,952         31,642

14.  Quarterly Financial Data (unaudited)

                                                    First            Second             Third           Fourth
                                                 -----------       -----------       -----------      -----------
2001:
Total revenues ...............................   $   587,169       $ 1,106,153       $   596,757      $ 1,208,445
Net loss (2) .................................    (7,968,072)       (1,728,723)       (2,156,890)      (3,059,541)
Net loss applicable to common shares (2) .....         (1.14)             (.20)             (.24)            (.33)
Weighted average shares (1) ..................     7,012,134         8,840,448         8,955,347        9,142,791

2002:
Total revenues ...............................   $   668,971       $ 1,128,613       $ 1,232,861      $   965,316
Net loss (2) .................................    (2,146,640)       (1,966,884)       (2,373,153)      (5,222,088)
Net loss applicable to common shares (2) .....          (.23)             (.21)             (.24)            (.51)
Weighted average shares (1) ..................     9,170,077         9,286,359         9,790,411       10,210,816

(1) Loss per Common Share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential Common Shares is anti-dilutive.
(2) The net loss and net loss applicable to common shares include preferred stock dividends of $5,314,125 in the first quarter of 2001, and $50,000 in the second and fourth quarters of 2001 and 2002. The fourth quarter of 2002 includes a goodwill impairment loss of $2,000,000 and a patent rights impairment loss of $435,035.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

15.  Related Party Transactions

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

     Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's majority shareholder, Dr. Jacques Gonella. In 2001 and 2002 the Company recognized expense of $245,532 and $186,000, respectively, in connection with this agreement, and had liabilities to JG Consulting AG at December 31, 2001 and 2002 of $90,532 and $46,500, respectively. In addition, in 2001 the Company sold equipment, furniture and fixtures to JG Consulting AG for $91,699, which approximated the book value of the assets sold.

     In October 2001, in connection with a technology acquisition agreement with Endoscoptic, Inc. ("Endoscoptic"), a French Company, the Company issued 85,749 and 52,314 shares of common stock to Dr. Jacques Gonella and New Medical Technologies ("NMT"), respectively. Jacques Rejeange, one of the Company's board members, was Chairman of the Board of NMT at the time of the transaction. The Company issued the shares to satisfy Endoscoptic debt assumed in the technology acquisition agreement.

     During 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2001 and 2002 the Company had a payable to this company of $92,500.

     During 2001 and 2002 the Company recognized expense of $49,845 and $100,612, respectively, for consulting services provided by John Gogol, one of the Company's board members. The Company had a payable to Mr. Gogol at December 31, 2001 and 2002 of $6,363 and $22,211, respectively.

     During 2001 and 2002 the Company recognized expense of $97,292 and $37,348, respectively, for legal services provided by Rinderknecht Klein and Stadelhofer, and had a payable to this firm of $54,297 and $32,681 at December 31, 2001 and 2002, respectively. Dr. Thomas Rinderknecht, one of the Company's board members during 2001 and 2002 until his resignation on December 13, 2002, is a partner in the firm of Rinderknecht Klein and Stadelhofer.

     The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its majority shareholder $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%. These amounts are included in due to related parties on the consolidated balance sheet as of December 31, 2002.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 2000, 2001 and 2002

16.  Subsequent Events

Ferring License Agreement

     The Company entered into a License Agreement, dated January 22, 2003, with Ferring BV ("Ferring"), under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company's needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company's needle-free injector devices. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products.

     The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company's AJ-1 device for the treatment of limited medical conditions.

     As consideration for the license grants, Ferring paid the Company EUR500,000 upon execution of the License Agreement, and paid an additional EUR1,000,000 on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 of the license fee received on February 24, 2003, will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires.

     The Company also agreed that it would enter into a third party supply agreement to supply sufficient licensed products to meet the Company's obligations to Ferring under the License Agreement and under the parties' existing supply agreement.

Third Party Supply Agreement

     On February 22, 2003 the Company entered into a manufacturing agreement under which all manufacturing and assembly work currently performed by the Company at its Minneapolis facility will be outsourced to a third party supplier ("Supplier"). Under the terms of the agreement, the Supplier will be responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the Company's customers. The manufacturing operations are expected to be transferred to the Supplier by May 2003. The Company will continue to have ultimate responsibility for the quality of all products and for the release of all products produced by the Supplier. The agreement has an initial term of two years.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

  Directors Whose Terms Continue Until the 2003 Annual Meeting of Shareholders

                            Age
                            ---
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

  Directors Whose Terms Continue Until the 2005 Annual Meeting of Shareholders

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

     None of the above directors are related to one another or to any executive officer of the Company. Kenneth Evanstad and Thomas Rinderknecht resigned from the board of directors on August 30, 2002, and December 13, 2002, respectively. Additionally, on February 19, 2003, Professor Ubaldo Conte resigned from the board of directors.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers is set forth in
Part 1 of this Annual Report on Form 10-K under separate caption.

Information Concerning the Board of Directors

     The Board of Directors met four times during 2002 and acted by written action six times during 2002. The Board of Directors has an Audit Committee, an Options Committee and a Compensation Committee.

     The Audit Committee consisted of Mr. Evenstad, Dr. Dro and Mr. Rejeange until Mr. Evenstad resigned in August 2002, at which time Mr. Clark became a member. The Audit Committee met three times during 2002. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and systems of internal controls, and reports the results of its review to or holds concurrent meetings with the full Board of Directors.

     The Options Committee was formed March 14, 2002 consisting of Mr. Clark and Mr. Evanstad. This Committee had no meetings during 2002.

     The Compensation Committee, consisting of Mr. Clark, Dr. Harrison and Dr. Rinderknecht, met informally during 2002 with compensation actions being considered by the full Board. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees and administers the 1993 Stock Option Plan (the "1993 Plan"). The Board of Directors as a whole administers the 1996 Incentive and Stock Option Plan (the "1996 Plan"), the 2001 Incentive Stock Option Plan for Employees (the "2001 Plan"), the 1998 Stock Option Plan for Non-Employee Directors (the "1998 Directors Plan") and the 2001 Stock Option Plan for Non-Employee Directors and Consultants (the "2001 Directors Plan").

     During 2002, each of the directors attended at least 50% of the aggregate number of meetings of the Board of Directors and of the Committees on which he serves with the exception of Kenneth Evenstad. Mr. Evenstad did not attend any of the Board of Directors meetings held during the year due to his commitments with other business interests until his resignation from the board in August of 2002.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee was, during the 2002 fiscal year or previously, an officer or employee of the Company, nor did any member have any relationship or transaction with the Company which is required to be reported under Item 402(k) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for Dr. Rinderknecht. Dr. Rinderknecht served as a member of both the Audit Committee and the Compensation Committee and his law firm, Rinderknecht, Klein & Stadelhofer, of which he is a principle, also served as legal advisor on various matters. The Company recognized expenses of $37,348 for services provided by Rinderknecht, Klein & Stadelhofer in 2002.

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

     Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates. Based solely on a review of the copies of such reports received by the Company or by written representations from certain reporting persons, the Company believes that during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to officers, directors and ten percent shareholders were met.

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors

     The Company has not in the past paid directors' fees. All directors may be reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. In the past, the Board of Directors has made annual discretionary grants of options to purchase shares of Common Stock under the 1993 Plan, 1996 Plan and 2001 Plan to certain members of the Board of Directors. The size of these grants has varied from year to year. In accordance with the Directors' Plan, eligible non-employee directors will receive an automatic grant of an option to purchase 5,000 shares of Common Stock as of the first business day of each calendar year. The Directors' Plan also provides for an initial option grant of 15,000 shares of Common Stock on the day each director is first elected to the Board of Directors.

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company (or Medi-Ject prior to January 31, 2001) to or on behalf of the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") as of the year ended December 31, 2002, for services in all capacities as well as compensation earned by such person for the previous two fiscal years (if the person was an executive officer during any part of such fiscal year):

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                        Annual Compensation                  Compensation
                                             ----------------------------------------   -----------------------
          Name and                                                      Other Annual     Stock       Restricted
          Principal              Fiscal         Salary        Bonus    Compensation     Options        Stock
          Position                Year            ($)          ($)          ($)(1)        (#)            ($)
---------------------------    ---------     -------------  ---------  ---------------  ---------   -----------
Dr. Roger Harrison,                2002         275,000            --         18,000       5,625       155,000
   Chief Executive Officer         2001         221,939(2)         --         14,250          --       186,000
   and President

Franklin Pass, M.D.,               2002         228,000            --         23,336       7,500            --
   Former Chairman,                2001         228,000(3)     50,000         23,336      30,000            --
   Chief Executive Officer         2000         228,300        12,000         39,798      10,000            --
   and President

Lawrence Christian,                2002         145,600            --             --       7,500            --
   Chief Financial Officer,        2001         140,655        17,000             --      20,000            --
   Secretary, and Vice             2000         114,833        12,000             --      10,000            --
   President, Finance

Dr. Dario Carrara, Managing        2002         160,500            --        100,100       7,500            --
Director-Formulations Group        2001(4)(6)   123,456         9,037         57,157      60,000            --

Dr. Peter Sadowski, Chief          2002         156,000            --          5,400       7,500            --
   Technology Officer and          2001         150,000        17,000          5,400      50,000            --
   Vice President, Devices Group   2000         135,820        12,000             --      30,000            --

Carlos Samayoa                     2001(5)(6)    60,374         9,037             --      30,000            --
    Assistant Secretary, Manager
    Finance and Administration -
    Formulations Group

(1) Represents auto allowance payments and premiums paid for disability and life insurance policies with coverage limits in excess of those provided under the Company's standard employee insurance policies.
(2)  Represents salary paid from employment date of March 12, 2001.
(3) Franklin Pass served as chief executive officer until January 31, 2001 and has remained an employee of the Company in a different capacity. The compensation shown is for the full year.
(4) Represents compensation information from February 1, 2001, the date of the business combination.
(5) Represents compensation information from February 1, 2001, the date of the business combination until Mr. Samayoa resigned on August 31, 2001.
(6) Compensation for Dr. Carrara and Mr. Samayoa was in Swiss Francs converted to U.S. dollars at the Swiss Francs per U.S. dollar exchange rates of
     1.6598 and 1.3833 at December 31, 2001 and 2002, respectively.

     Dr. Jacques Gonella, the Chairman of the Board of Directors of the Company and the Company's majority shareholder, receives 5,000 stock options annually, as do each of the Company's directors. Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company solely owned by Dr. Gonella. Under this agreement, the Company pays a monthly fee of $15,500 to JG Consulting AG.

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

     Employment Agreements with Lawrence Christian and Dr. Peter Sadowski. Mr. Christian and Dr. Sadowski entered into employment agreements with the Company as of December 22, 1999, with updated agreements as of May 1, 2000, (each, an "Employment Agreement" and together, the "Employment Agreements"). The Employment Agreements provided for 2000 base salaries of $102,000 for Mr. Christian until May 1, 2000, and $124,000 thereafter and $135,820 for Dr. Sadowski. Salaries have subsequently been adjusted to $145,600 for Mr. Christian and $156,000 for Dr. Sadowski. Upon the closing of the Share Transaction, the Company paid to each of Mr. Christian and Dr. Sadowski a bonus of $17,000. Upon the closing of the Share Transaction, the Company granted options to purchase 20,000 shares of Antares common stock to Mr. Christian and 50,000 shares of Antares common stock to Dr. Sadowski. The Employment Agreements also contain provisions regarding participation in benefit plans, repayment of expenses, participation as a director or consultant to other companies (which is permitted provided that such participation does not materially detract from their respective obligations to the Company or otherwise violate the terms of their Employment Agreements), protection of confidential information and ownership of intellectual property. In addition, the Employment Agreements contain covenants not to compete and covenants with respect to nonsolicitation and noninterference with customers, suppliers or employees. Mr. Christian's Employment Agreement is for 365 days continuing each day on a rolling 365-day basis. Dr. Sadowski's Employment Agreement had a term through December 31, 2002, and he is continuing employment without a contract.

     Employment Agreement with Dr. Dario Carrara. Dr. Carrara entered into an employment agreement with Permatec on May 31, 2000. The Company assumed all employment obligations of Permatec upon consummation of the business combination as of January 31, 2001. Dr. Carrara is a citizen of Argentina and, accordingly, is considered a foreign service employee for Swiss employment purposes. The Employment Agreement provides for a 2000 base salary of $102,415, bonuses at the discretion of the board of directors, participation in stock option programs as may be available, expense account allowance of $482 per month, two family trips per year to his home country, private school cost for his children up to $15,062 per year, family housing cost in Switzerland up to $21,689 per year and family local language lessons up to $6,025 during the first twelve months. Dr. Carrara's salary has subsequently been adjusted to 222,000 Swiss Francs, or approximately $160,000 using the exchange rate at December 31, 2002 of 1.3833. The agreement is for an indeterminate period of time and either party may terminate the agreement with a three month written notice.

Original Option Grants During 2002

     The table below sets forth individual grants of stock options made to the Named Executive Officers during the year ended December 31, 2002.

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                       Percent of                                           Annual Rates
                       Number of     Total Options     Exercise                            of Stock Price
                       Securities      Granted to      Price or                             Appreciation
                       Underlying      Employees         Base                           for Option Term (1)
                         Options        During         Price/sh.     Expiration       --------------------
      Name              Granted(#)     the Year(%)       ($)            Date           5%($)        10%($)
----------------------------------------------------------------------------------------------------------
Dr. Roger Harrison(2)       5,625         5.8          4.56          02/01/12         16,100        40,900

Franklin Pass, M.D.(2)      7,500         7.7          4.56          02/01/12         21,500        54,500

Lawrence Christian(2)       7,500         7.7          4.56          02/01/12         21,500        54,500

Dr. Dario Carrara(2)        7,500         7.7          4.56          02/01/12         21,500        54,500

Dr. Peter Sadowski(2)       7,500         7.7          4.56          02/01/12         21,500        54,500

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future common stock prices.

(2) Incentive stock option granted pursuant to the Company's 2001 Stock Option Plan on February 1, 2002. These options vest in three equal installments on February 1 of each of 2003, 2004 and 2005.

Aggregated Option Exercises in 2002 and Year End Option Values

     The following table provides information concerning stock option exercises and the value of unexercised options at December 31, 2002 for the Named Executive Officers:

                                                           Number of                          Value of
                      Shares                         Securities Underlying                   Unexercised
                     Acquired                             Unexercised                   In-The-Money Options
                        on           Value          Options at Year End(#)                 at Year End($)
                     Exercise      Realized         --------------------------        ----------------------------
Name                   (#)            ($)           Exercisable  Unexercisable        Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------
Dr. Roger Harrison       0             0                 --           5,625                 --              --

Franklin Pass, M.D.      0             0            141,417          27,600                 --              --

Lawrence Christian       0             0             37,600          20,900                 --              --

Dr. Dario Carrara        0             0             19,800          47,700                 --              --

Dr. Peter Sadowski       0             0             64,907          41,000                 --              --


         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

     The Compensation Committee is responsible for establishing compensation policies for all executive officers of the Company, including the four most highly compensated executive officers named in the accompanying tables (the "Named Executives Officers"). The members of the Compensation Committee are James Clark, Dr. Jacques Gonella and Dr. Thomas Rinderknecht (until his resignation on December 13, 2002). The Compensation Committee establishes the total compensation for the executive officers in light of these policies.

     The objectives of the Company's executive compensation program are:

     1. to attract and retain superior talent and reward individual performance;

     2. to support the achievement of the Company's financial and strategic goals; and

     3. through stock based compensation, align the executive officers' interests with those of the shareholders of the Company.

     The following report addresses the Company's executive compensation policies and discusses factors considered by the Compensation Committee in determining the compensation of the Company's Chief Executive Officer and President and other executive officers for the year ended December 31, 2002.

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

Bonuses

     Cash bonuses are used to reward executive officers for achievement of financial and technical milestones, as well as for individual performance. Bonuses of $12,000 each were awarded to certain of the executive officers in December 2000 and bonuses ranging from $9,037 to $50,000 were awarded to certain executive officers in February 2001. No bonuses were awarded during 2002.

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

Chief Executive Officer's Compensation

     Compensation for Dr. Roger Harrison during 2002, as reflected in the Summary Compensation Table in "Item 11. Executive Compensation" herein, consisted of base compensation and certain employee benefits. Dr. Harrison's base compensation for 2002 was $275,000.

     At this time the Committee has no formal long-range written plan for CEO compensation separate and apart from the employment agreement (see above).

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

               James Clark               Dr. Roger Harrison

Performance Graph

     The graph below provides an indication of cumulative total shareholder returns ("Total Return") for the Company as compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Stocks weighted by market value at each measurement point.

     This graph covers the period beginning December 31, 1997, through December 31, 2002. The graph assumes $100 was invested in each of the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Stock Index on December 31, 1997 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

                             [GRAPHIC APPEARS HERE]

                 December 31,   December 31,      December 31,     December 31       December 31      December 31,
                     1997            1998             1999              2000            2001              2002
                     ----            ----             ----              ----            ----              ----
Antares Pharma     $  100.00       $  19.00       $     75.00      $    217.00    $    185.00        $    21.00

Nasdaq Composite
   Index              100.00         139.63            259.13           157.32         124.20             85.05

Biotechnology
 Stocks               100.00         144.28            290.92           357.81         299.83            163.92

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services.

                      Equity Compensation Plan Information

        Plan Category             Number of securities to          Weighted-average           Number of securities
                                  be issued upon exercise         exercise price of         remaining available for
                                  of outstanding options,        outstanding options,           future issuance
                                    warrants and rights          warrants and rights
                                            (a)                         (b)                           (c)
------------------------------   --------------------------    -------------------------    -------------------------
Equity compensation
  plans approved by
  security holders                       1,878,288                      $10.59                       374,893
Equity compensation
  plans not approved by
  security holders                              --                         --                             --
                                 --------------------------    -------------------------    -------------------------
Total                                    1,878,288                      $10.59                       374,893
                                 ==========================    =========================    =========================

     In 2002 the Company entered into an agreement with a public relations representative for a term of six months, ending April 15, 2003, under which the Company must issue either 5,000 or 10,000 restricted shares per month, depending upon the Company's share price.

     In 2002 the Company entered into two equity advisor agreements. Under the first agreement, which was terminated in November 2002, the Company issued a total of 50,000 shares of its common stock. Pursuant to the second agreement, the Company must issue $10,000 worth of restricted shares of its common stock per month based on the market price of the shares on the 17th of each month, which was done for the first time in December 2002. The Company also issued 100,000 restricted shares of its common stock in January 2003 in connection with execution of the agreement.

     In 2002 the Company entered into a consulting agreement for public and investor relations services for a term of four months. Under this agreement the Company issued 30,000 shares of its common stock.

     The following table sets forth certain information concerning beneficial ownership of the Company's Common Stock as of March 19, 2003, with respect to
(i) all persons known to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) each of the directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

                                                   Shares            Percentage       Outstanding
                                                Beneficially       of Outstanding       Options &
   Name of Beneficial Owner                       Owned(1)             Shares         Warrants (2)
Dr. Jacques Gonella (3) (4)                       3,364,886             28.3%             25,000
Permatec Holding AG (3) (5)                       2,900,000             24.4%                 --
Franklin Pass, M. D.  (4)                           174,217              1.4%            169,017
Dr. Roger Harrison (4)                              105,406              1.0%              5,625
James Clark (4)                                      22,000              *                25,000
Dr. Philippe Dro (4)                                 20,000              *                25,000
John Gogol  (4)                                      20,000              *                25,000
Jacques Rejeange (4)                                 20,000              *                25,000
Lawrence Christian (4)                               68,375              1.0%             58,500
Dr. Dario Carrara   (4)                              42,675              *                67,500
Dr. Peter Sadowski (4)                               84,382              1.0%            105,907
All directors and executive officers
  as a group (10 persons) (3)                     6,821,942             55.4%            531,550

*    Less than 1%.
(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 19, 2003, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.
(2) Shares of Antares Common Stock issuable upon the exercise of outstanding options and warrants.
(3) Dr. Jacques Gonella owns controlling interest in Permatec Holding AG and, therefore, exercises voting and investment control for the entity.
(4) The director's or officer's address is 707 Eagleview Boulevard, Suite 414, Exton, PA 19341.
(5) The address of Permatec Holding AG is Hauptstrasse 16, 4132 Muttenz, Switzerland.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's majority shareholder, Dr. Jacques Gonella. In 2001 and 2002 the Company recognized expense of $245,532 and $186,000, respectively, in connection with this agreement, and had liabilities to JG Consulting AG at December 31, 2001 and 2002 of $90,532 and $46,500, respectively. In addition, in 2001 the Company sold equipment, furniture and fixtures to JG Consulting AG for $91,699, which approximated the book value of the assets sold.

     In October 2001, in connection with a technology acquisition agreement with Endoscoptic, Inc. , a French Company, the Company issued 85,749 and 52,314 shares of common stock to Dr. Jacques Gonella and New Medical Technologies ("NMT"), respectively. Jacques Rejeange, one of the Company's board members, was Chairman of the Board of NMT at the time of the transaction. The Company issued the shares to satisfy Endoscoptic debt assumed in the technology acquisition agreement.

     During 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2001 and 2002 the Company had a payable to this company of $92,500.

     During 2001 and 2002 the Company recognized expense of $49,845 and $100,612, respectively, for consulting services provided by John Gogol, one of the Company's board members. The Company had a payable to Mr. Gogol at December 31, 2001 and 2002 of $6,363 and $22,211, respectively.

     During 2001 and 2002 the Company recognized expense of $97,292 and $37,348, respectively, for legal services provided by Rinderknecht Klein and Stadelhofer, and had a payable to this firm of $54,297 and $32,681 at December 31, 2001 and 2002, respectively. Dr. Thomas Rinderknecht, one of the Company's board members during 2001 and 2002 until his resignation on December 13, 2002, is a partner in the firm of Rinderknecht Klein and Stadelhofer.

     The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its majority shareholder $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%.

Item 14.  CONTROLS AND PROCEDURES

     Based on an evaluation of the disclosure controls and procedures conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) are effective. There were no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation thereof.

     The Company's management, including the CEO and CFO, does not expect that disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements - see Part II

     (2)  Financial Statement Schedules

               Independent Auditors' Report on Financial Statement Schedule -
                  see page 92
               Schedule II - Valuation and Qualifying Accounts - see page 93

          All other schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the financial statements or the notes thereto.

     (3)  Item 601 Exhibits - see list of Exhibits below

(b)  Reports on Form 8-K

     On December 3, 2002 the Company filed a Form 8-K reporting under Item 5, Other Events, that it received notification by letter dated November 29, 2002, from the Listing Qualifications arm of The Nasdaq Stock Market, Inc., that the Company is at risk of having its common stock delisted from the Nasdaq SmallCap Stock Market.

(c)  Exhibits

     The following is filed as an exhibit to Part I of this Form 10-K:

             Exhibits                        Description
             -------------------------------------------------------------------

               3.1 Second Amended and Restated Articles of Incorporation as amended to date (a)

               3.2  Articles of Amendment Restating Articles of Incorporation
                    (g)

               3.3  Second Amended and Restated Bylaws (a)

               3.4  Third Amended and Restated Articles of Incorporation (m)

               3.5 Certificate of Designations for Series A Convertible Preferred Stock (d)

               3.6 Certificate of Designations for Series B Convertible Preferred Stock (i)

               3.7 Certificate of Designations for Series C Convertible Preferred Stock (g)

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

              10.24 2001 Stock Option Plan for Non-Employee Directors and
                    Consultants (h)

              10.25 2001 Incentive Stock Option Plan for Employees (h)

             10.26* Consulting Agreement with JG Consulting AG dated February
                    1, 2001 (i)

              10.27 Office lease agreement with 707 Eagleview Boulevard
                    Associates, a Pennsylvania Partnership, dated June 18, 2001
                    (i)

              10.28 $2,000,000 Term Note with Dr. Jacques Gonella dated
                    February 20, 2002 (j)

              10.29 Securities Purchase Agreement, dated July 12, 2002, between
                    Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(k)

              10.30 Registration Rights Agreement, dated July 12, 2002, between
                    Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(k)

              10.31 Security Agreement, dated July 12, 2002, between Antares
                    Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(k)

              10.32 Form of Secured Convertible Debenture, dated July 12,
                    2002.(k)

            10.33** License Agreement with Solvay Pharmaceuticals BV, Dated
                    June 9, 1999.(l)

            10.34** License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000.(l)

            10.35** Amendment No. 1 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated May 20, 2001.(l)

            10.36** Amendment No. 2 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated July 5, 2001.(l)

            10.37** Amendment No. 3 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated August 28, 2001.(l)

            10.38** Amendment No. 4 to License Agreement with BioSante
                    Pharmaceuticals, Inc., dated August 8, 2002. (l)

              10.39 Debenture and Warrant Purchase Agreement, dated January 31,
                    2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (n)

              10.40 Debenture and Warrant Purchase Agreement, dated January 31,
                    2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (n)

              10.41 Registration Rights Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (n)

              10.42 Amended and Restated Security Agreement, dated January 31,
                    2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (n)

              10.43 Form of Warrant, dated January 31, 2003 (n)

              10.44 Form of 8% Senior Secured Convertible Debenture, dated
                    January 31, 2003 (n)

              10.45 Form of Amended and Restated 8% Senior Secured Convertible
                    Debenture, dated January 31, 2003 (n)

              10.46 Form of Promissory Note (n)

            10.47** License Agreement between Antares Pharma, Inc. and
                    Ferring BV, dated January 21, 2003 (o)

               21.1 Subsidiaries of the Registrant

               23.1 Consent of KPMG LLP

               99.1 Section 906 CEO and CFO Certification

     *    Indicates management contract or compensatory plan or arrangement.
     ** Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
     + Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.17 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
     # Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.21 and 10.23 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
     (a) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
     (b) Incorporated by reference to Form 10-K for the year ended December 31, 1996.
     (c) Incorporated by reference to Form 10-K for the year ended December 31, 1997.

     (d) Incorporated by reference to Form 10-K for the year ended December 31, 1998.
     (e) Incorporated by reference to Form 10-K for the year ended December 31, 1999.
     (f)  Incorporated by reference to the Proxy Statement filed December 28,
          2000.
     (g) Incorporated by reference to Form 10-K for the year ended December 31, 2000.
     (h) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-64480), filed with the Securities and Exchange Commission on July 3, 2001.
     (i) Incorporated by reference to Form 10-K for the year ended December 31, 2001.
     (j) Incorporated by reference to Form 10-Q for the quarter ended March 31, 2002.
     (k) Incorporated by reference to Form 8-K filed with the SEC on July 17, 2002.
     (l) Incorporated by reference to Form 10-K/A for the year ended December 31, 2001, filed on September 19,2002.
     (m) Incorporated by reference to Form 10-Q for the quarter ended September 30, 2002.
     (n) Incorporated by reference to Form 8-K filed with the SEC on February 12, 2003.
     (o) Incorporated by reference to Form 8-K filed with the SEC on February 20, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 21, 2003.

                                       ANTARES PHARMA, INC.

                                       /s/ Roger G. Harrison, Ph.D.
                                       -----------------------------------------
                                       Roger G. Harrison, Ph.D.
                                       Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 21, 2003.

         Signature                                         Title
         ---------                                         -----

/s/ Roger G. Harrison, Ph.D.               Chief Executive Officer and Director
-----------------------------              (principal executive officer)
Roger G. Harrison, Ph.D.


/s/ Lawrence M. Christian                  Vice President of Finance,
-----------------------------              Chief Financial Officer and Secretary
Lawrence M. Christian                      (principal financial and accounting
                                           officer)


/s/ Dr. Jacques Gonella                    Director, Chairman of the Board
-----------------------------
Dr. Jacques Gonella


/s/ Franklin Pass, M.D.                    Director, Vice Chairman of the Board
-----------------------------
Franklin Pass, M.D.


/s/ Jim Clark                              Director
-----------------------------
Jim Clark


/s/ Dr. Philippe Dro                       Director
-----------------------------
Dr. Philippe Dro


/s/ John S. Gogol                          Director
-----------------------------
John S. Gogol


/s/ Jacques F. Rejeange                    Director
-----------------------------
Jacques F. Rejeange

                                 Certifications

I, Roger G. Harrison, Ph.D., certify that:


1.   I have reviewed this annual report on Form 10-K of Antares Pharma, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 21, 2003

/s/ Roger G. Harrison, Ph.D.
------------------------------
Roger G. Harrison, Ph. D.
Chief Executive Officer and President

I, Lawrence M. Christian, certify that:

1.   I have reviewed this annual report on Form 10-K of Antares Pharma, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 21, 2003

/s/ Lawrence M. Christian
-----------------------------
Lawrence M. Christian
Chief Financial Officer, Vice President - Finance and Secretary

                          Independent Auditors' Report

The Board of Directors and Shareholders
Antares Pharma, Inc.:

     Under the date of March 21, 2003, we reported on the consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002, as included in Antares Pharma, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of Antares Pharma, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                       /s/ KPMG LLP

Minneapolis, Minnesota
March 21, 2003

                              Antares Pharma, Inc.

                                   Schedule II

                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 2001 and 2002

                                          Balance at      Charged to     Charged to                      Balance at
                                         Beginning of      Costs and        Other                          End of
             Description                     Year          Expenses       Accounts       Deductions         Year
--------------------------------------   --------------   ------------   ------------   --------------   -----------
Year Ended December 31, 2000
  Restructuring reserve                  $    280,816     $   266,790    $        --    $   547,606      $       --

Year Ended December 31, 2001
  Allowance for doubtful accounts
  (Deducted from accounts receivable)    $        --      $    18,913 (1)$        --    $       913      $   18,000
  Inventory reserves
  (Deducted from inventory)              $        --      $   151,259 (1)$        --    $    46,259      $  105,000

Year Ended December 31, 2002
  Allowance for doubtful accounts
  (Deducted from accounts receivable)    $    18,000      $    34,829    $        --    $    40,829      $   12,000
  Inventory reserves
  (Deducted from inventory)              $   105,000      $    59,870    $        --    $   114,870      $   50,000

----------
(1) Includes reserves acquired from Medi-Ject Corporation at the time of acquisition.