Form 10-Q
period 2003-03-31
ANTARES PHARMA  INC
filed 2003-05-20
CIK 1016169

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 13, 2003, was 11,972,706.

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

            Consolidated Balance Sheets, as of December 31, 2002 and
            March 31, 2003 ................................................. 3

            Consolidated Statements of Operations for the three
            months ended March 31, 2002 and 2003 ........................... 4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 2002 and 2003 ........................... 5

            Notes to Consolidated Financial Statements ..................... 6


   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................16

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .....20

   ITEM 4.  Controls and Procedures ........................................20

PART II.    OTHER INFORMATION ..............................................22

            SIGNATURES .....................................................24

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      December 31,      March 31,
                                                                                          2002            2003
                                                                                      ------------    ------------
                                     Assets
Current Assets:
       Cash .......................................................................   $    267,945    $    193,998
       Accounts receivable, net of allowances of $12,000 and  $70,000, respectively        174,566         194,659
       VAT and other receivables ..................................................         38,289         596,996
       Inventories ................................................................        558,911         614,525
       Deferred financing costs ...................................................        454,910          72,082
       Prepaid expenses and other assets ..........................................         39,849          95,418
                                                                                      ------------    ------------
              Total current assets ................................................      1,534,470       1,767,678

Equipment, furniture and fixtures, net ............................................      1,531,063       1,369,468
Patent rights, net ................................................................      2,157,174       2,181,148
Goodwill, net .....................................................................      1,095,355       1,095,355
Other assets ......................................................................         90,909          92,678
                                                                                      ------------    ------------

              Total Assets ........................................................   $  6,408,971    $  6,506,327
                                                                                      ============    ============

                 Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
       Accounts payable ...........................................................   $    608,695    $    937,025
       Accrued expenses and other liabilities .....................................      1,521,177       2,057,536
       Due to related parties .....................................................        893,892         978,066
       Convertible debentures, net of issuance discount of $891,187 and $236,578,
          respectively ............................................................        733,159       1,397,539
       Common stock warrants ......................................................           --         1,026,731
       Capital lease obligations - current maturities .............................        106,493          87,808
       Deferred revenue ...........................................................      1,859,288       3,110,598
                                                                                      ------------    ------------
              Total current liabilities ...........................................      5,722,704       9,595,303
Capital lease obligations, less current maturities ................................         30,979          14,521
                                                                                      ------------    ------------
              Total liabilities ...................................................      5,753,683       9,609,824
                                                                                      ------------    ------------

Shareholders' Equity (Deficit):
       Series A Convertible Preferred Stock:  $0.01 par; authorized 10,000 shares; 1,350 issued and outstanding at December 31, 2002 and
          March 31, 2003 ..........................................................             14              14
       Common Stock:  $0.01 par; authorized 30,000,000 shares;
          10,776,885 and 11,887,506 issued and outstanding at
          December 31, 2002 and March 31, 2003, respectively ......................        107,769         118,875
       Additional paid-in capital .................................................     42,353,492      41,605,479
       Accumulated deficit ........................................................    (41,165,798)    (44,183,249)
       Deferred compensation ......................................................       (137,352)       (108,936)
       Accumulated other comprehensive loss .......................................       (502,837)       (535,680)
                                                                                      ------------    ------------
                                                                                           655,288      (3,103,497)
                                                                                      ------------    ------------
              Total Liabilities and Shareholders' Equity (Deficit) ................   $  6,408,971    $  6,506,327
                                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                For the Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2002            2003
                                                               ------------    ------------
Revenues:
     Product sales .........................................   $    538,013    $    703,696
     Licensing and product development .....................        130,958         161,448
     Royalties .............................................           --            44,982
                                                               ------------    ------------
                                                                    668,971         910,126

Cost of product sales ......................................        661,424         502,476
                                                               ------------    ------------
Gross margin ...............................................          7,547         407,650
                                                               ------------    ------------

Operating Expenses:
     Research and development ..............................        731,128         714,775
     Sales and marketing ...................................        158,421         110,865
     General and administrative ............................      1,277,329       1,498,332
                                                               ------------    ------------
                                                                  2,166,878       2,323,972
                                                               ------------    ------------

Net operating loss .........................................     (2,159,331)     (1,916,322)
                                                               ------------    ------------

Other income (expense):
     Loss on debt extinguishments ..........................           --          (885,770)
     Gains on common stock warrants ........................           --           115,711
     Interest income .......................................          3,232           3,882
     Interest expense ......................................         (8,362)       (310,480)
     Foreign exchange gains (losses) .......................         18,538         (28,559)
     Other, net ............................................           (717)          4,087
                                                               ------------    ------------
                                                                     12,691      (1,101,129)
                                                               ------------    ------------

Net loss applicable to common shares .......................   $ (2,146,640)   $ (3,017,451)
                                                               ============    ============

Basic and diluted net loss per common share ................   $       (.23)   $       (.26)
                                                               ============    ============

Basic and diluted weighted average common shares outstanding      9,170,077      11,736,291
                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                            2002            2003
                                                                         -----------    -----------
Cash flows from operating activities:
         Net loss ....................................................   $(2,146,640)   $(3,017,451)
         Adjustments to reconcile net loss to net
            cash used in operating activities:
         Depreciation and amortization ...............................       233,363        220,785
         Amortization of deferred financing costs ....................          --          249,705
         Stock-based compensation expense ............................        46,862        239,600
         Provision for doubtful accounts .............................          --           57,675
         Loss on debt extinguishments ................................          --          741,570
         Gains on common stock warrants ..............................          --         (115,711)
         Net debt discount accretion and premium amortization ........          --            2,628
         Changes in operating assets and liabilities, net of effect of business acquisition:
            Accounts receivable ......................................       (75,239)       (78,093)
            VAT and other receivables ................................        12,996       (558,707)
            Inventories ..............................................       133,931        (55,614)
            Prepaid expenses and other assets ........................      (148,999)      (101,866)
            Accounts payable .........................................       (43,670)       328,330
            Accrued expenses and other ...............................        18,846        625,356
            Deferred revenue .........................................       149,183      1,251,310
            Liabilities to related parties ...........................      (112,481)         2,108
            Other ....................................................         1,206         (1,772)
                                                                         -----------    -----------
Net cash used in operating activities ................................    (1,930,642)      (210,147)
                                                                         -----------    -----------

Cash flows from investing activities:
         Purchases of equipment, furniture and fixtures ..............       (68,431)        (1,160)
         Additions to patent rights ..................................       (81,133)       (60,707)
                                                                         -----------    -----------
Net cash used in investing activities ................................      (149,564)       (61,867)
                                                                         -----------    -----------

Cash flows from financing activities:
         Proceeds from loans from shareholders .......................     1,000,000        130,000
         Proceeds from loan from debenture holder ....................          --          621,025
         Principal payments on convertible debentures ................          --         (464,000)
         Principal payments on capital lease obligations .............       (20,777)       (37,281)
                                                                         -----------    -----------
Net cash provided by financing activities ............................       979,223        249,744
                                                                         -----------    -----------

Effect of exchange rate changes on cash and cash equivalents .........         9,211        (51,677)
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents .................    (1,091,772)       (73,947)
Cash and cash equivalents:
         Beginning of period .........................................     1,965,089        267,945
                                                                         -----------    -----------
         End of period ...............................................   $   873,317    $   193,998
                                                                         ===========    ===========

Cash paid during the period for interest .............................   $     3,942    $    16,811

           See accompanying notes to consolidated financial statements

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            March 31, 2002 and 2003

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.       Going Concern

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company had negative working capital of $4,188,234 and $7,827,625 at December 31, 2002 and March 31, 2003,
         respectively, and has had net losses and negative cash flows from operating activities since inception.

         The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

         The Company's cash position is currently only sufficient to fund working capital requirements for two or three weeks from May 12, 2003. Moreover, the Company has no immediate access to additional capital. Management's intentions are to raise additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. There can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms. If for any reason the Company is unable to obtain additional financing it may not be able to continue as a going concern, which may result in material asset impairments, other material adverse changes in the business, results of operations or financial condition, or the loss by shareholders of all or a part of their investment in the Company.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

         The Company received a notice from Nasdaq on November 29, 2002, because for the 30 consecutive trading days prior to November 29, 2002, the Company's common stock closed below the minimum $1.00 per share requirement for continued listing under certain of Nasdaq's

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

2.       Going Concern (Continued)

         marketplace rules. Nasdaq provided the Company 180 calendar days, or until May 28, 2003, to regain compliance with respect to this per share bid price requirement. This notice was described more fully in the Company's Current Report on Form 8-K, filed on December 3, 2002.

         In addition, by letter dated March 24, 2003, the Listing Qualifications arm of The Nasdaq Stock Market, Inc. notified the Company that it does not comply with Marketplace Rule 4310(c)(2)(B), which requires listed companies to have a minimum of (i) $2,500,000 in shareholders' equity,
         (ii) $35,000,000 market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Based on the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company's shareholders' equity was $655,288. Additionally, as of March 24, 2003, the market value of the Company's listed securities was $5,943,753 (based on 11,887,506 shares outstanding multiplied by the closing bid price of $0.50). Finally, the Company reported a net loss from continuing operations for each of the last three fiscal years.

         The Company has corresponded with Nasdaq regarding potential transactions that the Company may consummate to increase its shareholders' equity. However, following review of these proposals, on April 28, 2003, Nasdaq notified the Company of its intent to delist the Company's common stock from the Nasdaq SmallCap Market effective May 7, 2003. The Company appealed Nasdaq's determination by requesting an oral hearing before the Nasdaq Listing Qualifications Panel. This hearing request will stay the delisting of the Company's common stock pending the Listing Qualifications Panel's decision.

         To maintain listing on the Nasdaq SmallCap Market, the Company must address the issues raised by both the November 28, 2002 and March 24, 2003 notice letters received from Nasdaq. As of March 31, 2003, the Company does not meet any of the financial requirements for continued or initial listing on the Nasdaq SmallCap Market. If the Company's stock were to be delisted, it would constitute an event of default under the newly restructured 8% debentures, and at the option of the holder, exercisable through delivery of written notice to the Company, they would become due and payable at 130% of the outstanding principal and accrued interest.

3.       Product Warranty

         The Company provides a warranty on its needle-free injector devices. Warranty terms for devices sold to end-users by dealers and distributors are included in the device instruction manual included with each device sold. Warranty terms for devices sold to corporate customers who provide their own warranty terms to end-users are included in the contracts with the corporate customers. The Company is obligated to repair or replace, at the Company's option, a device found to be defective due to use of defective materials or faulty workmanship. The warranty does not apply to any product that has been used in violation of instructions as to the use of the product or to any product that has been neglected, altered, abused or used for a purpose other than the one for which it was manufactured. The warranty also does not apply to

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

3.       Product Warranty (Continued)

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

                            Balance at
                            Beginning      Warranty    Warranty    Balance at
                             of Year      Provisions    Claims      March 31
                            ----------    ----------   --------    ----------
         2002 ...........    $ 87,000      $12,172      $12,172     $ 87,000
         2003 ...........    $179,000      $16,541      $36,541     $159,000

4.       Comprehensive Loss

                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                    2002            2003
                                                ------------    -----------
         Net loss ............................. $ (2,146,640)   $(3,017,451)
         Change in cumulative translation
            adjustment ........................       (1,626)       (32,843)
                                                ------------    -----------
         Comprehensive loss ................... $ (2,148,266)   $(3,050,294)
                                                ============    ===========

5.       Inventories

         Inventories consist of the following:

                                             December 31,      March 31,
                                                 2002             2003
                                             ------------      ---------
         Raw material .......................  $287,177        $323,639
         Work in-process ....................    32,370         175,507
         Finished goods .....................   289,364         165,379
                                               --------        --------
                                                608,911         664,525
         Inventory reserve ..................   (50,000)        (50,000)
                                               --------        --------
                                               $558,911        $614,525
                                               ========        ========

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

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

6.       Industry Segment and Operations by Geographic Areas (Continued)

         The Company has operating assets located in two countries as follows:

                                                 December 31,       March 31,
                                                     2002             2003
                                                 ------------      ----------
         Switzerland ...........................  $1,447,468       $1,757,595
         United States of America ..............   4,961,503        4,748,732
                                                  ----------       ----------
                                                  $6,408,971       $6,506,327
                                                  ==========       ==========

         Revenues by customer location are summarized as follows:

                                                  For the Three Months
                                                    Ended March 31,
                                                 -----------------------
                                                   2002           2003
                                                 --------       --------
         United States of America .............. $159,011       $177,117
         Europe ................................  486,018        693,868
         Other .................................   23,942         39,141
                                                 --------       --------
                                                 $668,971       $910,126
                                                 ========       ========

         The Company's primary customer, Ferring, accounted for revenues of approximately $530,000 and $605,000 for the quarters ended March 31, 2002 and 2003, respectively. No other single customer accounted for 10% or more of total revenue in either period.

7.       Convertible Debentures

         To reduce the risk of substantial dilution to common shareholders in the near-term, on February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $464,000 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock, and to pay a repurchase premium of $144,200 and accrued interest of $12,825. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. The Company recognized a debt extinguishment loss of $885,770 related to these transactions. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures is $1,613,255. The 8% debentures contain terms similar to the 10% debentures, except that the 8% debentures include a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8%

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

7.       Convertible Debentures (Continued)

         debentures are due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. At March 31, 2003 accrued interest of $20,862 was converted to principal, resulting in a principal balance of $1,634,117 at March 31, 2003. If the full principal amount of debentures were converted at the $0.50 conversion price, a total of 3,268,234 shares would be issued, which would result in substantial dilution to current shareholders. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share. The warrants are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

         Upon conversion of the 8% debentures and exercise of the warrants, the Company will be obligated to issue an aggregate of 6,200,734 shares of its common stock, resulting in the holders of the 8% debentures and warrants owning in excess of 34% of the Company's common stock. Pursuant to NASD Marketplace Rules, the Company must obtain shareholder approval for the issuance of 20% or more of its currently outstanding shares. Therefore, under the terms of the 8% debentures and warrants, the holders thereof could not convert the 8% debentures or exercise the warrants for more than 19.99% of the number of shares of the Company's common stock outstanding on January 31, 2003, or 2,366,337 shares, until the Company obtained shareholder approval for the transaction and related stock issuances. In connection with the restructuring transaction, the Company's majority shareholder, Dr. Jacques Gonella, delivered a letter of undertaking to the holders of the 8% debentures stating that he would vote in favor of allowing the issuance of the Company's common stock upon conversion or exercise of the 8% debentures or warrants. The Company obtained shareholder approval for the transaction and related stock issuances at a special shareholders' meeting on May 8, 2003.

         The aggregate principal amount of the 8% debentures of $1,613,255 is held by two debenture holders in the amounts of $469,513 and $1,143,742, respectively. The Company analyzed each of the restructuring transactions for the two 8% debenture holders to determine the proper accounting treatment. The effective borrowing rate on $469,513 of restructured debentures was determined to be less than the effective borrowing rate on the original debentures immediately prior to the restructuring. As a result, the Company determined that the debentures totaling $469,513 should be accounted for as a troubled debt restructuring. The Company reduced the net carrying value of these debentures at the time of the restructuring from $140,659 to $97,710. The debt discount of $371,803 will be accreted to interest expense through March 31, 2004 using the effective interest method. The transaction related to the remaining $1,143,742 has been accounted for as a debt extinguishment under EITF 96-19. The restructured debentures were determined to be substantially different from the original debentures because the present value of the cash flows under the terms of the restructured debentures was more than 10 percent different from the present value of the remaining cash flows under the terms of the original debentures. The debentures have been recorded at a fair value of $1,276,339, and the premium of $132,597 will be amortized monthly through March 31, 2004 using the effective interest method. In connection with both transactions, the Company issued warrants to acquire 2,932,500 shares of common stock. The Company determined that the fair value of these warrants was $1,142,442 using the Black Scholes option pricing model. As further described in Note 8, these common stock warrants are classified as debt for accounting purposes. As a result of these debenture restructurings and the initial exchange of the $464,000 of 10% convertible debentures for the 8% bridge notes, the Company recognized losses on debt extinguishments of $885,770, consisting of write offs of debenture discounts and issuance costs of $693,098, repurchase premiums paid of $144,200, and $48,472 representing the excess of the fair value of the warrants issued plus the debenture premium over the value of the reacquired conversion feature.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

8.       Common Stock Warrants

         In connection with the debenture restructuring transactions, the Company issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share. The warrants are subject to defined indemnifications if the underlying common shares are not fully tradable and the warrant holders incur losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As such, the Company is required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value at March 31, 2003 of $1,026,731, with the difference of $115,711 being recorded as a gain on common stock warrants in the three months ended March 31, 2003. Upon exercise of the warrants the Company will record a reduction in the liability and an increase in additional-paid-in-capital. The warrants are not designated as a hedging instrument.

9.       Accounting for License Revenues

         During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

         During the quarters ended March 31, 2002 and March 31, 2003, the Company recognized $39,228 and $31,684, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

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

         As consideration for the license grants, Ferring paid the Company EUR500,000 ($532,400) upon execution of the License Agreement, and paid an additional EUR1,000,000 ($1,082,098) on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 ($541,049) of the license fee received on February 24, 2003, will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires. The license fees are being recognized in income over the period from January 22, 2003 through expiration of the patents in December 2016.

         The Company also agreed that it would enter into a third-party supply agreement to supply sufficient licensed products to meet the Company's obligations to Ferring under the License Agreement and under the parties' existing supply agreement.

10.      Third Party Supply Agreement

         On February 22, 2003 the Company entered into a manufacturing agreement under which all assembly work currently performed by the Company at its Minneapolis facility will be outsourced to a third-party supplier ("Supplier"). Under the terms of the agreement, the Supplier will be responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

10.       Third Party Supply Agreement (Continued)

         and shipping to the Company's customers. The manufacturing operations were transferred to the Supplier in April 2003. The Company will continue to have responsibility for the manufacturing of the product including the quality of all products and the release of all products produced by the Supplier. The agreement has an initial term of two years. The Company reviewed the long-lived assets related to the manufacturing operations and determined there was no impairment as a result of the transfer.

11.      Shareholders' Equity

         Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include the issuance of up to 216,000 restricted shares of common stock upon the achievement of certain time-based and performance-based milestones. The time-based milestones have been achieved and the Company issued Dr. Harrison 48,000 and 40,000 restricted shares in April 2001 and March 2002, respectively. All restricted shares issued under the terms of the employment agreement vest on March 12, 2004. The Company has recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense is being recognized ratably over the three-year vesting period. Compensation expense of $28,416 was recognized in connection with these shares during each of the quarters ended March 31, 2002 and 2003.

         During the first quarter of 2003 the Company issued 1,110,621 shares of common stock, of which 881,112 were issued due to conversions of convertible debentures and 229,509 were issued to consultants for services performed. The Company recognized $76,318 of expense in the quarter ended March 31, 2003 in connection with the shares issued to consultants.

         During the first quarter of 2003 the Company issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $.55 per share as compensation to non-employees for professional services. The Company recognized expense of $134,866 in connection with these warrants.

         On March 28, 2003 the Company issued a warrant to its majority shareholder for the purchase of 195,000 shares of common stock at an exercise price of $.55 per share in connection with a $130,000 Term Note described in Note 15.

12.      New Accounting Pronouncements

         In December 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

12.      New Accounting Pronouncements (Continued)

         accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future licensing transactions.

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position, because the Company does not currently have derivative instruments or engage in hedging activities.

13.      Reconciliation of Loss and Share Amount Used in EPS Calculation

         Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The following table discloses the basic and diluted loss per share. In addition, as the Company is in a loss position, the table discloses the stock options and warrants outstanding at the end of each period which were excluded from the weighted average shares outstanding as their impact is anti-dilutive. The conversion of the Company's 8% convertible debentures into common stock would result in the issuance of 3,268,234 shares of common stock.

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2002          2003
                                                    ------------  ------------
         Net loss ..................................$(2,146,640)  $ (3,017,451)
         Basic and diluted weighted average
           common shares outstanding ...............  9,170,077     11,736,291
                                                    ------------  ------------
         Basic and diluted net loss per common
           share ...................................$     (0.23)  $      (0.26)
                                                    ============  ============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

13.      Reconciliation of Loss and Share Amount Used in EPS Calculation
         (Continued)

         Potentially dilutive securities excluded from dilutive loss per share at March 31, 2002 and 2003, as their effect is anti-dilutive, is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2002        2003
                                                       ----------  ----------
         Stock options and warrants ..................  1,743,482   5,184,299
                                                       ==========  ==========
         Principal of convertible debentures ......... $        -  $1,634,117
                                                       ==========  ==========

14.      Stock Based Compensation

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

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2002           2003
                                                    -----------    ------------
         Net loss:
            As reported ........................... $(2,146,640)   $(3,017,451)
            Compensation expense ..................    (366,798)      (243,108)
                                                    -----------    ------------
            Pro forma ............................. $(2,513,438)   $(3,260,559)
                                                    ===========    ============
         Basic and diluted net loss per
           common share:
            As reported ........................... $     (0.23)   $     (0.26)
            Compensation expense ..................       (0.04)         (0.02)
                                                    -----------    ------------
            Pro forma ............................. $     (0.27)   $     (0.28)
                                                    ===========    ============

15.      Related Party Transactions

         Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's majority shareholder, Dr. Jacques Gonella. In connection with this agreement, the Company recognized expense of $46,500 in each of the quarters ended March 31, 2002 and 2003. Amounts owed to JG Consulting AG at December 31, 2002 and March 31, 2003 were $46,500 and $93,000, respectively.

         During 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2002 and March 31, 2003 the Company had a payable to this company of $92,500.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                            March 31, 2002 and 2003

15.      Related Party Transactions (Continued)

         During the three months ended March 31, 2003 the Company recognized expense of $10,500 for consulting services provided by John Gogol, one of the Company's board members. The Company had a payable to Mr. Gogol at December 31, 2002 and March 31, 2003 of $22,211 and $10,500,
         respectively.

         The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its majority shareholder $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%. The Company borrowed an additional $130,000 from its majority shareholder on March 28, 2003, to be repaid in December 2003, at the same interest rate as the 2002 borrowings. These amounts are included in due to related parties on the consolidated balance sheets as of December 31, 2002 and March 31, 2003.

         The Company borrowed from its majority shareholder an additional $480,000, $140,000 and $250,000 on April 15, April 28 and May 8, 2003,
         respectively. The loans are due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. The majority shareholder was also issued warrants for the purchase of 195,000, 720,000, 210,000 and 375,000 shares of the Company's common stock at an exercise price of $0.55 per share in connection with the loans on March 28, April 15, April 28, and May 8, 2003, respectively.

         At March 31, 2002 and 2003 and May 14, 2003, aggregate loans from the majority shareholder excluding applicable debt discounts were $1,000,000, $830,000 and $1,700,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address revenue recognition, inventory reserves and valuation of long-lived and intangible assets and goodwill, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has made no changes to these policies during 2003.

Three Months Ended March 31, 2002 and 2003

Revenues

Total revenues for the three months ended March 31, 2002 and 2003 were $668,971 and $910,126, respectively. The increase in revenues of $241,155, or 36% is primarily the result of an increase in product sales of $165,683, or 31%. The product sales increase was mainly due to increased sales of injector device disposable components to the Company's major customer.

Licensing and product development fee income increased by $30,490 or 23% for the three months ended March 31, 2003 as compared to the prior-year period. The increase results primarily from the receipt of approximately $500,000 of license and product development fees in April 2002 that was deferred and is being recognized over 47 months.

Cost of Sales

The cost of product sales of $661,424 and $502,476 for the first quarter of 2002 and 2003, respectively, are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales decreased from 123% for the first quarter of 2002 to 71% for the first quarter of 2003. The significant improvement in gross margin during the 2003 period was primarily due to approximately $282,000 of inventory write-offs and inventory reserve adjustments in the first quarter of 2002 related to the launch of the Medi-Ject Vision device into new markets.

Research and Development

Research and development expenses decreased $16,353 or 2% to $714,775 in the three months ended March 31, 2003 from $731,128 in the prior year period. Higher payroll costs due to research employee additions during 2002 at Antares/Switzerland for increased research activities were offset by reductions in prototyping and tooling expenses.

Sales and Marketing

Sales and marketing expenses totaled $158,421 and $110,865 in the three months ended March 31, 2002 and 2003, respectively. This decrease of $47,556 or 30% is primarily due to lower payroll costs caused by staff reductions at Antares/Minnesota and reductions in travel expenses and professional fees.

General and Administrative

General and administrative expenses totaled $1,277,329 and $1,498,332 in the three months ended March 31, 2002 and 2003, respectively. The increase of $221,003 or 17% is primarily due to increases in professional and legal fees partially offset by reductions in travel expenses.

Other Income (Expense)

Net other income (expense) decreased $1,113,820 from net other income of $12,691 in the first quarter of 2002 to net other expense of $1,101,129 in the first quarter of 2003. The first quarter 2002 other income (expense) is primarily composed of exchange gains of $18,538 and interest income of $3,232, offset by interest expense of $8,362. The first quarter 2003 other income (expense) is primarily composed of loss on extinguishment of debt of $885,770, exchange losses of $28,559 and interest expense of $310,480, partially offset by gains on common stock warrants of $115,711. The interest expense primarily relates to the convertible debentures, consisting of $249,705 from the amortization of deferred financing costs and debt issuance discount in connection with the 10% convertible debentures and debenture interest totaling $31,733. Gains on common stock warrants represents the change in fair value, using the Black Scholes option pricing model, of the debenture holders' warrants from the issuance date of January 31, 2003 to March 31, 2003, described further in Note 8 to the Consolidated Financial Statements.

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $1,720,495, from $1,930,642 for the first quarter of 2002 to $210,147 for the first quarter of 2003. This was the result of net losses of $2,146,640 and $3,017,451 in the first quarter of 2002 and 2003, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Net noncash expenses in the first quarter of 2002 totaled $280,225, consisting primarily of depreciation and amortization of $233,363 and stock-based compensation expense of $46,862. Noncash expenses of $1,396,252 in the first quarter of 2003 were mainly due to depreciation and amortization of $220,785, amortization of deferred financing costs of $249,705, stock-based compensation expense of $239,600, provision for doubtful accounts of $57,675 and loss on extinguishment of debt of $741,570, less gains on common stock warrants of $115,711.

The change in operating assets and liabilities in the first quarter of 2002 resulted in a net decrease in cash of $64,227, primarily due to the increase in accounts receivable and prepaid expenses of $75,239 and $148,999, respectively, along with a decrease in liabilities to related parties of $112,481, offset by a decrease in inventories of $133,931 and an increase in deferred revenue of $149,183. Prepaid expenses increased $148,999 during the current quarter due primarily to payment of the annual directors' insurance premium of $155,000. In the first quarter of 2003, the change in operating assets and liabilities caused a net increase in cash of $1,411,052, primarily due to increases in deferred revenue and accrued expenses of $1,251,310 and $625,356, respectively, and a decrease in accounts payable of $328,330, offset by increases in accounts receivable, VAT and other receivables, inventories and prepaid and other assets of $78,093, $558,707, $55,614 and $101,866, respectively. The increase in deferred revenue in 2003 is
mainly due to the receipt of over $1,000,000 in the first quarter from Ferring in connection with a License Agreement described in Note 9 to the Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities decreased $87,697, from $149,564 in the first quarter of 2002 to $61,867 in the same period of 2003. Purchases of equipment, furniture and fixtures in the first quarter of 2002 and 2003 totaled $68,431 and $1,160, respectively, and expenditures for patent acquisition and development totaled $81,133 and $60,707, respectively.

Financing Activities

Net cash provided by financing activities decreased $729,479 from $979,223 in the first quarter of 2002 to $249,744 in the same period of 2003, due primarily to net proceeds of $1,000,000 received from the majority shareholder during the first quarter of 2002 compared to $130,000 during the first quarter of 2003. In the first quarter of 2003 the Company borrowed $621,025 from one of the debenture holders and used these proceeds to repurchase $464,000 principal amount of the 10% debentures from two of the original debenture holders, and to pay a repurchase premium of $144,200 and accrued interest of $12,825.

Liquidity

The Company had negative working capital of $4,188,234 and $7,827,625 at December 31, 2002 and March 31, 2003, respectively, and incurred a net loss of $3,017,451 for the quarter ended March 31, 2003. In addition, the Company has had net losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

The Company's cash position is currently only sufficient to fund working capital requirements for two or three weeks from May 12, 2003. Moreover, the Company has no immediate access to additional capital. Management's intentions are to attempt to raise additional capital through alliances with strategic corporate partners, equity offerings, and/or debt financing. However, there can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms. If for any reason the Company is unable to obtain additional financing it may not be able to continue as a going concern, which may result in material asset impairments, other material adverse changes in the business, results of operations or financial condition, or the loss by shareholders of all or a part of their investment in the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company received a notice from Nasdaq on November 29, 2002, because for the 30 consecutive trading days prior to November 29, 2002, the Company's common stock closed below the minimum $1.00 per share requirement for continued listing under certain of Nasdaq's marketplace rules. Nasdaq provided the Company 180 calendar days, or until May 28, 2003, to regain compliance with respect to this per share bid price requirement. This notice was described more fully in the Company's Current Report on Form 8-K, filed on December 3, 2002.

In addition, by letter dated March 24, 2003, Nasdaq notified the Company that it currently does not comply with Marketplace Rule 4310(c)(2)(B), which requires listed companies to have a minimum of (i) $2,500,000 in shareholders' equity,
(ii) $35,000,000 market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Based on the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company's shareholders' equity was $655,288. Additionally, as of March 24, 2003, the market value of the Company's listed securities was $5,943,753 (based on 11,887,506 shares outstanding multiplied by the closing bid price of $0.50). Finally, the Company reported a net loss from continuing operations for each of the last three fiscal years.

The Company has corresponded with Nasdaq regarding potential transactions that the Company may consummate to increase its shareholders' equity. However, following review of these proposals, on April 28, 2003, Nasdaq notified the Company of its intent to delist the Company's common stock from the Nasdaq SmallCap Market effective May 7, 2003. The Company appealed Nasdaq's determination by requesting an oral hearing before the Nasdaq Listing Qualifications Panel. This hearing request will stay the delisting of the Company's common stock pending the Listing Qualifications Panel's decision.

To maintain listing on the Nasdaq SmallCap Market, the Company must address the issues raised by both the November 28, 2002 and March 24, 2003 notice letters received from Nasdaq. As of March 31, 2003, the Company does not meet any of the financial requirements for continued or initial listing on the Nasdaq SmallCap Market. If the Company's stock were to be delisted, it would constitute an event of default under the newly restructured 8% debentures, and at the option of the holder, exercisable through delivery of written notice to the Company, they would become due and payable at 130% of the outstanding principal and accrued interest.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future licensing transactions.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position, because the Company does not currently have derivative instruments or engage in hedging activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the quarters ended March 31, 2002 and 2003 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

The Company's exposure to interest rate risk is limited to $830,000 borrowed in 2002 and 2003 under four Term Note agreements with its majority shareholder. The notes bear interest at the three month Euribor Rate as of the date of each advance, plus 5%. Due to the short-term nature of the notes, the Company's exposure to interest rate risk is not believed to be material. The Company's 8% convertible debentures, like all fixed rate instruments, are subject to interest rate risk and will decline in value if market interest rates decrease. The Company does not use derivative financial instruments to manage interest rate risk.

The market value of the Company's 8% convertible debentures and the common stock warrants are impacted by fluctuations in the price of the Company's common stock.

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

The company's management, including the CEO and CFO, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Forward-looking statements represent the Company's expectations or beliefs concerning future events, including statements regarding the Company's current cash situation, need for additional capital, ability to continue operations, whether the Company will be successful in entering into new strategic relationships, the Company's ability to attract and retain customers, the Company's ability to adapt to changing technologies, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, the Company's ability to hire and retain competent employees, the Company's ability to protect and reuse its intellectual property, changes in general economic conditions, and other factors identified in the Company's filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On February 7, 2003, Company completed a restructuring of its outstanding debt securities previously sold to four primary investors. In connection with this restructuring, the Company repurchased certain of its outstanding 10% convertible debentures using funds borrowed from one of the 10% debenture holders. The Company then issued new 8% Senior Secured Convertible Debentures to this holder in the same amount borrowed from the debenture holder, and issued replacement 8% debentures in exchange for the remaining outstanding 10% debentures. In all, the Company issued $1,613,255 aggregate principal amount of its 8% debentures. The 8% debentures include a fixed conversion price of $.50 per share and earn interest at a rate of 8% per annum. The Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. The Company also issued to the debenture holders five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $.55 per share. Upon conversion of the 8% debentures and exercise of the warrants, the Company will be obligated to issue an aggregate of 6,159,011 shares of its common stock. As this amount exceeds 20% of the Company's current outstanding shares of common stock, the Company was required to obtain shareholder approval for this transaction. The Company's shareholders approved the issuance of the 8% debentures and the warrants at a special meeting held on May 8, 2003. Because this transaction was a restructuring of existing debt, the Company did not receive any additional proceeds as a result of it. The sale of the debentures and warrants was exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

         On each of January 15, 2003, February 15, 2003 and March 15, 2003, the Company issued 10,000 shares of its common stock to Mark Wachs and Associates. The shares were issued as compensation pursuant to a public relations letter agreement. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On the following dates, the Company issued the indicated number of shares of its common stock to Duncan Capital LLC:

                       January 10, 2003                 100,000 shares
                       January 17, 2003                 19,608 shares
                       February 17, 2003                19,231 shares
                       March 1, 2003                    10,670 shares

         The shares were issued as compensation to Duncan Capital LLC pursuant to an Advisory Agreement dated December 17, 2002. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On January 15, 2003, the Company issued 50,000 shares to Brown Simpson Asset Management, LLC as compensation pursuant to an Advisory Agreement dated January 15, 2003. The Company also issued to Brown Simpson a three-year warrant to purchase 300,000 shares of common stock at $.55 per share. The issuance of the shares and the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On March 28, 2003, the Company issued to Jacques Gonella, the Company's principal shareholder, a five-year warrant to purchase 195,000 shares of common stock at $.55 per share. The warrant was issued in connection with a Term Note in the principal amount of $130,000.00 issued to Dr. Gonella. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                    Description
         -----------   ----------------------------------------------------

              3.8 Articles of Amendment to Third Amended and Restated Articles of Incorporation

             99.1      Section 906 CEO and CFO Certification

(b)      Reports on Form 8-K

         On February 12, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events, that it completed a restructuring of its outstanding debt securities. The Company exchanged $992,230 of its 10% Convertible Debentures and $621,025 of promissory notes for $1,613,255 of 8% Convertible Debentures plus warrants to purchase 2,932,500 shares of common stock. The 8% Convertible Debentures contain substantially the same terms as the 10% Convertible Debentures, except that the 8% Convertible Debentures include a fixed conversion price of $.50 per share and an interest rate of 8%.

         On February 20, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events, that it entered into a License Agreement dated January 22, 2003, with Ferring BV ("Ferring"), under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company's needle-free injector devices.

         On March 25, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Listing Qualifications arm of the Nasdaq Stock Market, Inc. notified the Company by letter dated March 24, 2003 that the Company is at risk of having its common stock delisted from the Nasdaq SmallCap Stock Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ANTARES PHARMA, INC.

May 20, 2003                            /s/ Roger G. Harrison, Ph.D.
                                        ---------------------------------------
                                        Roger G. Harrison, Ph.D.
                                        Chief Executive Officer and President

May 20, 2003                            /s/ Lawrence M. Christian
                                        ---------------------------------------
                                        Lawrence M. Christian
                                        Chief Financial Officer, Vice
                                        President - Finance and Secretary

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

Date:   May 20, 2003

/s/ Roger G. Harrison, Ph. D.
-----------------------------------------
Roger G. Harrison, Ph. D.
Chief Executive Officer and President

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

Date:   May 20, 2003

/s/ Lawrence M. Christian
-----------------------------------------
Lawrence M. Christian
Chief Financial Officer, Vice President -
Finance and Secretary