Form 10-Q
period 2003-06-30
ANTARES PHARMA  INC
filed 2003-08-14
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

Commission File Number 0-20945

ANTARES PHARMA, INC.

A Minnesota Corporation	IRS Employer ID No. 41-1350192

707 Eagleview Boulevard, Suite 414

Exton, Pennsylvania

19341

(610) 458-6200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒      No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐      No    ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 13, 2003, was 16,355,207.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2002	June 30, 2003
Assets
Current Assets:
Cash	$267,945	$305,411
Accounts receivable, net of allowances of $12,000 and $22,500, respectively	174,566	430,197
Other receivables	38,289	114,745
Inventories	558,911	299,279
Deferred financing costs	454,910	42,181
Prepaid expenses and other assets	39,849	106,686

Total current assets	1,534,470	1,298,499
Equipment, furniture and fixtures, net	1,531,063	1,200,642
Patent rights, net	2,157,174	2,182,491
Goodwill, net	1,095,355	1,095,355
Other assets	90,909	91,573

Total Assets	$6,408,971	$5,868,560

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$608,695	$847,414
Accrued expenses and other liabilities	1,521,177	1,715,250
Due to related parties	893,892	1,943,621
Convertible debentures, net of issuance discount of $891,187 and $220,112, respectively	733,159	1,446,598
Common stock warrants	—	2,723,208
Capital lease obligations—current maturities	106,493	64,826
Deferred revenue	1,859,288	2,946,460

Total current liabilities	5,722,704	11,687,377
Capital lease obligations, less current maturities	30,979	9,031

Total liabilities	5,753,683	11,696,408

Shareholders’ Equity (Deficit):
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 1,350 and 1,400 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	14	14
Common Stock: $0.01 par; authorized 100,000,000 shares; 10,776,885 and 12,184,631 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	107,769	121,846
Additional paid-in capital	42,353,492	42,609,504
Accumulated deficit	(41,165,798)	(47,852,806)
Deferred compensation	(137,352)	(163,194)
Accumulated other comprehensive loss	(502,837)	(543,212)

Total Shareholders’ Equity (Deficit)	655,288	(5,827,848)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,408,971	$5,868,560

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Product sales	$990,555	$722,161	$1,528,568	$1,425,857
Licensing and product development	138,058	168,388	269,016	329,836
Royalties	—	17,753	—	62,735

	1,128,613	908,302	1,797,584	1,818,428
Cost of product sales	559,285	569,081	1,220,709	1,071,557

Gross margin	569,328	339,221	576,875	746,871

Operating Expenses:
Research and development	813,692	687,340	1,544,820	1,402,115
Sales and marketing	240,748	92,044	399,169	202,909
General and administrative	1,338,448	1,319,263	2,615,777	2,817,595

	2,392,888	2,098,647	4,559,766	4,422,619

Net operating loss	(1,823,560)	(1,759,426)	(3,982,891)	(3,675,748)

Other income (expense):
Loss on debt extinguishments	—	—	—	(885,770)
Loss on common stock warrants	—	(1,696,477)	—	(1,580,766)
Interest income	6,735	5,785	9,967	9,667
Interest expense	(44,901)	(226,823)	(53,263)	(537,303)
Foreign exchange gains (losses)	(55,180)	14,450	(36,642)	(14,109)
Other, net	22	(7,070)	(695)	(2,983)

	(93,324)	(1,910,135)	(80,633)	(3,011,264)

Net loss	(1,916,884)	(3,669,561)	(4,063,524)	(6,687,012)
Preferred stock dividends	(50,000)	(50,000)	(50,000)	(50,000)
Net loss applicable to common shares	$(1,966,884)	$(3,719,561)	$(4,113,524)	$(6,737,012)

Basic and diluted net loss per common share	$(.21)	$(.31)	$(.45)	$(.57)

Basic and diluted weighted average common shares outstanding	9,286,359	12,026,954	9,228,539	11,882,424

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(4,063,524)	$(6,687,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397,166	429,205
Amortization of deferred financing costs	—	258,394
Loss on disposal and abandonment of assets	—	5,576
Stock-based compensation expense	185,833	579,682
Provision for doubtful accounts	—	34,629
Loss on debt extinguishments	—	741,570
Losses on common stock warrants	—	1,580,765
Net discount and premium amortization	—	19,093
Changes in operating assets and liabilities:
Accounts receivable	(373,715)	(290,585)
Other receivables	200,354	(76,456)
Inventories	(42,172)	259,632
Prepaid expenses and other assets	(181,211)	(91,922)
Accounts payable	6,635	238,719
Accrued expenses and other	(295,136)	315,663
Deferred revenue	975,340	1,087,172
Due to related parties	(116,505)	110,321
Other	(30,382)	(664)

Net cash used in operating activities	(3,337,317)	(1,486,218)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(123,181)	(1,160)
Additions to patent rights	(161,977)	(105,805)

Net cash used in investing activities	(285,158)	(106,965)

Cash flows from financing activities:
Proceeds from loans from shareholders	2,300,000	1,600,000
Proceeds from loan from debenture holder	—	621,025
Principal payments on convertible debentures	—	(464,000)
Principal payments on capital lease obligations	(55,722)	(66,214)

Net cash provided by financing activities	2,244,278	1,690,811

Effect of exchange rate changes on cash and cash equivalents	(144,214)	(60,162)

Net increase (decrease) in cash and cash equivalents	(1,522,411)	37,466
Cash and cash equivalents:
Beginning of period	1,965,089	267,945

End of period	$442,678	$305,411

Supplemental cash flow information:
Cash paid during the period for interest	$16,290	$17,496

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2002 and 2003

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and they address revenue recognition, inventory reserves and valuation of long-lived and intangible assets and goodwill, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has made no changes to these policies during 2003. In addition to these policies, management has identified the following accounting policy as one that is critical to the presentation of the consolidated financial statements.

Accounting for Debt and Equity Instruments

During 2003, the Company completed a restructuring of its 10% convertible debentures including the issuance of warrants to acquire common stock. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company’s significant judgments related to these transactions included the accounting for one of the convertible debentures as an extinguishment and issuance of debt instruments and the other as a troubled debt restructuring, the determination of the fair values of the convertible debentures and the warrants issued with the transactions, and the classification of the warrants as debt instruments.

2.	Liquidity

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.

The Company had negative working capital of $4,188,234 and $10,388,878 at December 31, 2002 and June 30, 2003, respectively, and incurred net losses of $3,669,561 and $6,687,012 for the three and six-month periods ended June 30, 2003. In addition, the Company has had net

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

2.	Liquidity (Continued)

losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. In July 2003 the Company raised $4,000,000 through two private placements of common stock. Negotiations are currently in process with the debenture holders and the Company’s largest shareholder to convert their debt into equity, however there is no guarantee that any of these debt holders will agree to convert their debt into equity. If the debt holders agree to convert their debt into equity, management believes that the combination of the equity financing of $4,000,000, the conversion of all debt to equity and projected product sales and product development and license revenues will provide the Company with sufficient working capital through the second quarter of 2004. If the debt holders do not convert their debt into equity, the Company will have working capital sufficient to fund operations through the end of 2003.

Effective July 1, 2003, the Company’s securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ANTR.OB,” after the Nasdaq Listing Qualifications Panel determined to delist the Company’s securities. The delisting from The Nasdaq SmallCap Market constituted an event of default under the newly restructured 8% debentures. However, the Company obtained letters from the debenture holders in which they agreed to forbear from exercising their rights and remedies with respect to such event of default, and, consequently, they do not intend to accelerate the payment and other obligations of the Company under the debentures. The debenture holders reserved the right at any time to discontinue the forbearance and, among other things, to accelerate the payment and other obligations of the Company under the 8% debentures. If the debenture holders decide to discontinue their forbearance, the debentures would become due and payable at 130% of the outstanding principal and accrued interest. Because the debenture holders have retained the right to discontinue the forbearance and this option is outside control of the Company, the Company will be required to record an expense and a liability for the 30% penalty in future periods until the Company receives a waiver or until the debentures are repaid or converted to common stock.

While there can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If for any reason the Company is unable to obtain additional financing, if needed, or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

3.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss	$(1,916,884)	$(3,669,561)	$(4,063,524)	$(6,687,012)
Change in cumulative translation adjustment	(51,815)	(7,532)	(53,441)	(40,375)

Comprehensive loss	$(1,968,699)	$(3,677,093)	$(4,116,965)	$(6,727,387)

4.	Inventories

Inventories consist of the following:

	December 31, 2002	June 30, 2003
Raw material	$287,177	$106,360
Work in-process	32,370	—
Finished goods	289,364	242,919

	608,911	349,279
Inventory reserve	(50,000)	(50,000)

	$558,911	$299,279

5.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following table:

We have operating assets located in two countries as follows:

	December 31, 2002	June 30, 2003
Switzerland	$1,447,468	$1,341,615
United States of America	4,961,503	4,526,945

	$6,408,971	$5,868,560

Revenues by customer location are summarized as follows:

	For the Three Months Ended June 30,
	2002	2003
United States of America	$429,095	$180,876
Europe	675,196	684,285
Other	24,322	43,141

	$1,128,613	$908,302

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

5.	Industry Segment and Operations by Geographic Areas (Continued)

	For the Six Months Ended June 30,
	2002	2003
United States of America	$684,001	$357,993
Europe	1,065,319	1,378,153
Other	48,264	82,282

	$1,797,584	$1,818,428

The Company’s primary customer, Ferring, accounted for revenues of approximately $439,000 and $610,000 for the three months ended June 30, 2002 and 2003, respectively, and approximately $969,000 and $1,215,000 for the six months ended June 30, 2002 and 2003, respectively. One other customer accounted for revenues of approximately $409,000 and $118,000 for the three months ended June 30, 2002 and 2003, respectively, and approximately $470,000 and $199,000 for the six months ended June 30, 2002 and 2003, respectively.

6.	Convertible Debentures

To reduce the risk of substantial dilution to common shareholders in the near-term, on February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $464,000 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock, and to pay a repurchase premium of $144,200 and accrued interest of $12,825. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. The Company recognized a debt extinguishment loss of $885,770 related to these transactions, as further described below. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures is $1,613,255. The 8% debentures contain terms similar to the 10% debentures, except that the 8% debentures include a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% debentures are due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. At March 31, 2003 and June 30, 2003 accrued interest of $20,862 and $32,593, respectively, was converted to principal, resulting in a principal balance of $1,666,710 at June 30, 2003. If the full principal amount of debentures were converted at the $0.50 conversion price, a total of 3,333,420 shares would be issued, which would result in substantial dilution to current shareholders. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

6.	Convertible Debentures (Continued)

the Company’s common stock at an exercise price of $0.55 per share. The warrants are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

Upon conversion of the 8% debentures and exercise of the warrants, the Company will be obligated to issue an aggregate of 6,265,920 shares of its common stock, resulting in the holders of the 8% debentures and warrants owning approximately 34% of the Company’s common stock. Pursuant to NASD Marketplace Rules, to which the Company was subject at the time of the transaction, the Company must obtain shareholder approval for the issuance of 20% or more of its currently outstanding shares. Therefore, under the terms of the 8% debentures and warrants, the holders thereof could not convert the 8% debentures or exercise the warrants for more than 19.99% of the number of shares of the Company’s common stock outstanding on January 31, 2003, or 2,366,337 shares, until the Company obtained shareholder approval for the transaction and related stock issuances. In connection with the restructuring transaction, the Company’s largest shareholder, Dr. Jacques Gonella, delivered a letter of undertaking to the holders of the 8% debentures stating that he would vote in favor of allowing the issuance of the Company’s common stock upon conversion or exercise of the 8% debentures or warrants. The Company obtained shareholder approval for the transaction and related stock issuances at a special shareholders’ meeting on May 8, 2003.

The aggregate original principal amount of the 8% debentures of $1,613,255 is held by two debenture holders in the amounts of $469,513 and $1,143,742, respectively. The Company analyzed each of the restructuring transactions for the two 8% debenture holders to determine the proper accounting treatment. The effective borrowing rate on $469,513 of restructured debentures was determined to be less than the effective borrowing rate on the original debentures immediately prior to the restructuring. As a result, the Company determined that the debentures totaling $469,513 should be accounted for as a troubled debt restructuring. The Company reduced the net carrying value of these debentures at the time of the restructuring from $140,659 to $97,710. The debt discount of $371,803 will be amortized to interest expense through March 31, 2004 using the effective interest method. The transaction related to the remaining $1,143,742 has been accounted for as a debt extinguishment under EITF 96-19. The restructured debentures were determined to be substantially different from the original debentures because the present value of the cash flows under the terms of the restructured debentures was more than 10 percent different from the present value of the remaining cash flows under the terms of the original debentures. The debentures have been recorded at a fair value of $1,276,339, and the premium of $132,597 will be amortized monthly through March 31, 2004 using the effective interest method. In connection with both transactions, the Company issued warrants to acquire 2,932,500 shares of common stock. The Company determined that the fair value of these warrants was $1,142,442 using the Black Scholes option pricing model. As further described in Note 7, these common stock warrants are classified as debt for accounting purposes. As a result of these debenture restructurings and the initial exchange of the $464,000 of 10% convertible debentures for the 8% bridge notes, the Company recognized losses on debt extinguishments of $885,770,

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

6.	Convertible Debentures (Continued)

consisting of write offs of debenture discounts and issuance costs of $693,098, repurchase premiums paid of $144,200, and $48,472 representing the excess of the fair value of the warrants issued plus the debenture premium over the value of the reacquired conversion feature.

7.	Common Stock Warrants

In connection with the debenture restructuring transactions, the Company issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share. The warrants are subject to defined indemnifications if the underlying common shares are not fully tradable and the warrant holders incur losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company is required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value of $2,723,208 at June 30, 2003, resulting in the recognition of a loss on common stock warrants in the three and six months ended June 30, 2003 of $1,696,477 and $1,580,766, respectively. Upon exercise of the warrants the Company will record a reduction in the liability and an increase in additional-paid-in-capital. The warrants are not designated as a hedging instrument.

On August 13, 2003 certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. If the warrants had been amended as of June 30, 2003, equity would have increased by $2,723,208 as shown in the following table:

	As Reported	Pro Forma Adjustments	As Adjusted
Series A Convertible Preferred Stock	$14	$—	$14
Common stock	121,846	—	121,846
Additional paid-in capital	42,609,504	2,723,208	45,332,712
Accumulated deficit	(47,852,806)	—	(47,852,806)
Deferred compensation	(163,194)	—	(163,194)
Accumulated other comprehensive loss	(543,212)	—	(543,212)

Total Shareholders’ Equity (Deficit)	$(5,827,848)	$2,723,208	$(3,104,640)

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

8.	Accounting for License Revenues

During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

During the three and six month periods ended June 30, 2002 and 2003, the Company recognized $36,714, $27,912, $75,942 and $59,596, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

Ferring License Agreement

The Company entered into a License Agreement, dated January 22, 2003, with Ferring BV (“Ferring”), under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s needle-free injector devices. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products.

The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company’s AJ-1 device for the treatment of limited medical conditions.

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

The Company also agreed that it would enter into a third-party supply agreement to supply sufficient licensed products to meet the Company’s obligations to Ferring under the License Agreement and under the parties’ existing supply agreement.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

9.	Third Party Supply Agreement

On February 22, 2003 the Company entered into a manufacturing agreement under which all assembly work currently performed by the Company at its Minneapolis facility will be outsourced to a third-party supplier (“Supplier”). Under the terms of the agreement, the Supplier is responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the Company’s customers. The manufacturing operations were transferred to the Supplier in April 2003. The Company will continue to have responsibility for the manufacturing of the product including the quality of all products and the release of all products produced by the Supplier. The agreement has an initial term of two years. The Company reviewed the long-lived assets related to the manufacturing operations and determined there was no impairment as a result of the transfer.

10.	Shareholders’ Equity

Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include the issuance of up to 216,000 restricted shares of common stock upon the achievement of certain time-based and performance-based milestones. The time-based milestones have been achieved and the Company issued Dr. Harrison 48,000 and 40,000 restricted shares in April 2001 and March 2002, respectively. All restricted shares issued under the terms of the employment agreement vest on March 12, 2004. The Company has recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense is being recognized ratably over the three-year vesting period. Compensation expense was recognized in connection with these shares in the amount of $28,416 during each of the quarters ended June 30, 2002 and 2003 and in the amount of $56,832 during each of the six-month periods ended June 30, 2002 and 2003.

During the three-month and six-month periods ended June 30, 2003, the Company issued for services rendered 290,125 and 519,634 shares of common stock, respectively, and recognized expense of $159,977 and $236,295, respectively. During the six-month period ended June 30, 2003 the Company also issued 881,112 shares of common stock due to conversions of convertible debentures.

During the first half of 2003 the Company issued warrants to purchase 300,000 and 100,000 shares of the Company’s common stock at exercise prices of $.55 and $1.00 per share, respectively, as compensation to non-employees for professional services. The Company recognized expense of $200,695 in connection with these warrants.

During the six-month period ended June 30, 2003 the Company issued warrants to Jacques Gonella, its largest shareholder, for the purchase of 2,400,000 shares of common stock at an exercise price of $.55 per share in connection with Term Notes totaling $1,600,000 described in Note 15.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

11.	New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future licensing transactions.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position because the Company does not currently have derivative instruments or engage in hedging activities.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position because the Company does not currently have financial instruments to which this statement would apply.

12.	Reconciliation of Loss and Share Amount Used in EPS Calculation

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The following table discloses the basic and diluted loss per share. In addition, as the Company is in a loss position, the table discloses the stock options and warrants outstanding at the end of each period which were excluded from the weighted average shares outstanding as their impact is anti-dilutive. The conversion of the Company’s 8% convertible debentures into common stock would result in the issuance of 3,333,420 shares of common stock.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

12.	Reconciliation of Loss and Share Amount Used in EPS Calculation (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss applicable to common shares	$(1,966,884)	$(3,719,561)	$(4,113,524)	$(6,737,012)
Basic and diluted weighted average common shares outstanding	9,286,359	12,026,954	9,228,539	11,882,424

Basic and diluted net loss per common share	$(0.21)	$(0.31)	$(0.45)	$(0.57)

Potentially dilutive securities at June 30, 2002 and 2003, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Stock options and warrants	1,748,107	10,281,667	1,748,107	10,281,667

Principal of convertible debentures	$—	$1,666,710	$—	$1,666,710

13.	Stock Based Compensation

The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans. Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss applicable to common shares:
As reported	$(1,966,884)	$(3,719,561)	$(4,113,524)	$(6,737,012)
Compensation expense	(99,428)	(153,362)	(190,352)	(220,455)

Pro forma	$(2,066,312)	$(3,872,923)	$(4,303,876)	$(6,957,467)

Basic and diluted net loss per common share:
As reported	$(0.21)	$(0.31)	$(0.45)	$(0.57)
Compensation expense	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma	$(0.22)	$(0.32)	$(0.47)	$(0.59)

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

14.	Product Warranty

The Company provides a warranty on its needle-free injector devices. Warranty terms for devices sold to end-users by dealers and distributors are included in the device instruction manual included with each device sold. Warranty terms for devices sold to corporate customers who provide their own warranty terms to end-users are included in the contracts with the corporate customers. The Company is obligated to repair or replace, at the Company’s option, a device found to be defective due to use of defective materials or faulty workmanship. The warranty does not apply to any product that has been used in violation of instructions as to the use of the product or to any product that has been neglected, altered, abused or used for a purpose other than the one for which it was manufactured. The warranty also does not apply to any damage or defect caused by unauthorized repair or the use of unauthorized parts. Warranty periods on devices range from 12 to 30 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Additional warranty provisions are recorded for material warranty programs that the Company may undertake for specific warranty campaigns. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at June 30
2002	$87,000	$39,523	$36,523	$90,000
2003	$179,000	$6,998	$59,998	$126,000

15.	Related Party Transactions

Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s largest shareholder, Dr. Jacques Gonella. In connection with this agreement, the Company recognized expense of $46,500 in each of the quarters ended June 30, 2002 and 2003, and $90,000 in each of the six-month periods ended June 30, 2002 and 2003. Amounts owed to JG Consulting AG at December 31, 2002 and June 30, 2003 were $46,500 and $139,500, respectively.

During 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2002 and June 30, 2003 the Company had a payable to this company of $92,500.

During the six months ended June 30, 2003 the Company recognized expense of $10,500 for consulting services provided by John Gogol, one of the Company’s board members. The Company had a payable to Mr. Gogol at December 31, 2002 and June 30, 2003 of $22,211 and $10,500, respectively.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

15.	Related Party Transactions (Continued)

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company’s largest shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its largest shareholder $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%. This $700,000 is included in due to related parties on the consolidated balance sheet as of December 31, 2002. During the first six months of 2003 the Company borrowed from its largest shareholder an additional $1,600,000 under various Term Note agreements. The loans are due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. The largest shareholder was also issued warrants for the purchase of 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share in connection with the loans. The face value of the $1,600,000 of shareholder loans was allocated between the loans and the warrants based on the relative fair values of each, with the amount allocated to the warrants being recorded as equity and as a discount on the debt, which is being amortized to interest expense over the life of the loans. The fair value of the warrants was calculated with the Black-Scholes option pricing model using risk free interest rates ranging from 2.1% to 3.9%, volatility of 136%, option life of 5 years and dividend yield of 0.0%. At June 30, 2003, the net carrying value of the total $2,300,000 in shareholder loans is $1,699,015. This amount is included in due to related parties on the consolidated balance sheet as of June 30, 2003.

16.	Private Placement of Common Stock

In July 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in July 2008.

The warrants are subject to defined indemnifications if the underlying common shares are not fully tradable and the warrant holders incur losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company is required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The proceeds of $4,000,000 will be allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of the private placements. The fair value of the common stock will be based on the market price and the warrant fair values will be calculated using the Black-Scholes option pricing model. Upon exercise of the warrants the Company will record a reduction in the liability and an increase in additional-paid-in-capital. The warrants are not designated as a hedging instrument.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2002 and 2003

17.	Litigation

On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask’s counsel asserted, among other things, that the “tail” provisions set forth in such agreement require the Company to pay Spencer Trask commissions on the amounts raised in the July 2003 private placements. The Company does not believe that Spencer Trask’s claim has any merit, and the Company intends to vigorously defend any future legal action Spencer Trask may pursue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and they address revenue recognition, inventory reserves and valuation of long-lived and intangible assets and goodwill, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has made no changes to these policies during 2003. In addition to these policies, management has identified the following accounting policy as one that is critical to the presentation of the consolidated financial statements.

Accounting for Debt and Equity Instruments

During 2003, the Company completed a restructuring of its 10% convertible debentures including the issuance of warrants to acquire common stock. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company’s significant judgments related to these transactions included the accounting for one of the convertible debentures as an extinguishment and issuance of debt instruments and the other as a troubled debt restructuring, the determination of the fair values of the convertible debentures and the warrants issued with the transaction, and the classification of the warrants as debt instruments.

Three and Six Months Ended June 30, 2002 and 2003

Revenues

Total revenues for the three and six months ended June 30, 2003 were $908,302 and $1,818,428, respectively, compared to revenues for the same periods of the prior year of $1,128,613 and $1,797,584, respectively. The decrease in the second quarter of $220,311, or 20%, was primarily due to a decrease in product sales made to licensees in connection with clinical studies and other development activities, partially offset by increases in licensing and product development revenue and royalties. The increase in the six-month period of $20,844, or 1%, was due to increases in licensing and product development revenue of $60,820 and royalties of $62,735, partially offset by decreases in product sales of $102,711. The decreased product sales result primarily from decreased product sales made to licensees in connection with clinical studies and other development activities.

Licensing and product development fee income increased by $30,330 or 22%, and $60,820 or 23% in the three and six-month periods ended June 30, 2003, respectively, as compared to the prior-year periods. The increases are primarily due to $300,000 of milestone payments received in early 2003 being recognized over periods ranging from 40 to 43 months. The balance of the licensing and product development revenue is attributable to the recognition of previously deferred revenue related to licensing and product development contracts.

During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter of 2000. During the quarter and six-month periods ended June 30, 2002 and for the same periods ending June 30, 2003, the Company recognized $36,714, $75,942, $27,912 and $59,596, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

Royalty revenue in 2003 is related to the sale of needle-free injection devices to Ferring under the License Agreement dated January 22, 2003, described in more detail in Note 8 to the Consolidated Financial Statements.

Cost of Sales

The costs of product sales are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales increased from 56% for the second quarter of 2002 to 79% for the second quarter of 2003, and decreased from 80% for the first half of 2002 to 75% for the first half of 2003. The increase during the second quarter of 2003 was primarily due to incremental production costs incurred in connection with the outsourcing of the assembly operations to a third party supplier. The decrease in the 2003 six month period as compared to the 2002 period is primarily due to approximately $282,000 of inventory write-offs and inventory reserve adjustments in the first quarter of 2002 related to the launch of the Medi-Ject Vision device into new markets, partially offset by the impact of expenses in the second quarter of 2003 related to the outsourcing of the assembly operations.

Research and Development

Research and development expenses totaled $687,340 and $1,402,115 in the three and six-month periods ended June 30, 2003, respectively, compared to $813,692 and $1,544,820 in the same prior-year periods. The decrease in the three and six-month periods of 2003 are primarily due to reduced overall spending stemming from a lack of available funds, which had the most direct impact on prototyping, tooling and clinical studies.

Sales and Marketing

Sales and marketing expenses totaled $92,044 and $202,909 in the three and six-month periods ended June 30, 2003, respectively, compared to $240,748 and $399,169 in the same periods of the prior year. The decreases in the current year three and six-month periods as compared to the prior-year periods of $148,704 or 62%, and $196,260 or 49%, respectively, are primarily due to a decrease in payroll related costs as a result of planned staff reductions and reduced travel costs.

General and Administrative

General and administrative expenses totaled $1,319,263 and $2,817,595 in the three and six-month periods ended June 30, 2003, respectively, compared to $1,338,448 and $2,615,777 in the same periods of the prior year. Decreases in payroll related costs were mostly offset by increased investor relations costs in the second quarter of 2003 as compared to the same period in 2002. The increase in the current year six-month period as compared to the same prior-year period of $201,818 or 8%, is primarily due to increased professional services and investor relations costs along with smaller increases in legal and accounting fees, partially offset by decreases in payroll related costs due to planned staff reductions.

Other Income (Expense)

Net other income (expense) increased from expense of $93,324 to $1,910,135 in the three-month period and increased from $80,633 to $3,011,264 in the six-month period ended June 30, 2003, compared to the same periods of 2002. The expense increase in the three and six-month periods of 2003 resulted mainly from the recognition of losses on common stock warrants of $1,696,477 and $1,580,766, respectively. The losses are the result of the warrants being classified as debt under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and a requirement to mark-to-market the warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value at the end of each reporting period, with the fair value increases being recorded as losses in the consolidated statement of operations and as increases in the debt on the consolidated balance sheets. The net other expense increases were also affected by increases in interest expense in the three and six-month periods ended June 30, 2003, of $181,922 and $484,040 respectively, as compared to the same periods of 2002. The increases in interest expense were due primarily to both amortization of discounts and interest accruals related to the convertible debentures and the term notes with the Company’s largest shareholder. During the first half of 2003, net other expense also includes loss on extinguishment of debt of $885,770, explained more fully in Note 6 to the Consolidated Financial Statements.

Cash Flows

Operating Activities

Net cash used in operating activities decreased by $1,851,099, to $1,486,218 for the first half of 2003 from $3,337,317 for the first half of 2002. This was the result of net losses of $6,687,012 and $4,063,524 in the first half of 2003 and 2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first half of 2003 of $3,648,914 were mainly due to losses on common stock warrants of $1,580,765, loss on debt extinguishments of $741,570, stock based compensation expense of $579,682, depreciation and amortization of $429,205 and amortization of deferred financing costs of $258,394. Noncash expenses in the first half of 2002 totaled $582,999, consisting of depreciation and amortization of $397,166 and stock-based compensation expense of $185,833.

The change in operating assets and liabilities in the first half of 2003 resulted in a net increase to cash of $1,551,880, comprised mainly of decreased inventory of $259,632 and increases in accounts payable, accrued expenses, deferred revenue and due to related parties of $238,719, $315,663, $1,087,172 and $110,321, respectively, offset by increases in accounts receivable, other receivables and prepaid expenses and other assets of $290,585, $76,456 and $91,922, respectively. The increase in deferred revenue in 2003 is mainly due to the receipt of $1,073,449 from Ferring in connection with a License Agreement described in Note 8 to the Consolidated Financial Statements. In the first half of 2002, the change in operating assets and liabilities caused an increase in cash of $143,208, primarily due to the increase in deferred revenue of $975,340 and decrease in other receivables of $200,354, offset by increases in accounts receivable and prepaid expenses of $373,715 and $181,211, respectively, and decreases in accrued expenses and liabilities to related parties of $295,136 and $116,505, respectively. The increase in deferred revenue of $975,340 in 2002 resulted mainly from the receipt of milestone payments of approximately $1,050,000.

Investing Activities

Net cash used in investing activities decreased $178,193, to $106,965 in the first half of 2003 from $285,158 in the first half of 2002. Purchases of equipment, furniture and fixtures in the first half of 2003 and 2002 totaled $1,160 and $123,181, respectively, and expenditures for patent acquisition and development totaled $105,805 and $161,977, respectively.

Financing Activities

Net cash provided by financing activities decreased $553,467 to $1,690,811 in the first half of 2003 from $2,244,278 in the first half of 2002, due primarily to a reduction in proceeds in loans from shareholders from $2,300,000 in 2002 to $1,600,000 in 2003 and principal payments on convertible debentures in 2003 of $464,000, offset by proceeds from loan from debenture holder in 2003 of $621,025.

During the first six months of 2003 the Company borrowed from its largest shareholder $1,600,000 under various Term Note agreements. The loans are due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. The largest shareholder was also issued warrants for the purchase of 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share in connection with the loans.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company’s largest shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note was interest bearing at the three month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In June 2002 the Company borrowed an additional $300,000 from the Company’s largest shareholder on a short-term basis, with interest at the three month Euribor Rate as of the date of the advance, plus 5%.

Liquidity

The Company had negative working capital of $4,188,234 and $10,388,878 at December 31, 2002 and June 30, 2003, respectively, and incurred net losses of $3,669,561 and $6,687,012 for the three and six-month periods ended June 30, 2003. In addition, the Company has had net losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. In July 2003 the Company raised $4,000,000 through two private placements of common stock. Negotiations are currently in process with the debenture holders and the Company’s largest shareholder to convert their debt into equity, however there is no guarantee that any of these debt holders will agree to convert their debt into equity. If the debt holders agree to convert their debt into equity, management believes that the combination of the equity financing of $4,000,000, the conversion of all debt to equity and projected product sales and product development and license revenues will provide the Company with sufficient working capital through the second quarter of 2004. If the debt holders do not convert their debt into equity, the Company will have working capital sufficient to fund operations through the end of 2003.

Effective July 1, 2003, the Company’s securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ANTR.OB,” after the Nasdaq Listing Qualifications Panel determined to delist the Company’s securities. The delisting from The Nasdaq SmallCap Market constituted an event of default under the newly restructured 8% debentures. However, the Company obtained letters from the debenture holders in which they agreed to forbear from exercising their rights and remedies with respect to such event of default, and, consequently, they do not intend to accelerate the payment and other obligations of the Company under the debentures. The debenture holders reserved the right at any time to discontinue the forbearance and, among other things, to accelerate the payment and other obligations of the Company under the 8% debentures. If the debenture holders decide to discontinue their forbearance, the debentures would become due and payable at 130% of the outstanding principal and accrued interest. Because the debenture holders have retained the right to discontinue the forbearance and this option is outside control of the Company, the Company will be required to record an expense and a liability for the 30% penalty in future periods until the Company receives a waiver or until the debentures are repaid or converted to common stock.

While there can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If for any reason the Company is unable to obtain additional financing, if needed, or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future licensing transactions.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 has multiple effective date provisions depending on the nature of the amendment to Statement 133. The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position, because the Company does not currently have derivative instruments or engage in hedging activities.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect this statement to have a material impact on its consolidated results of operations or financial position, because the Company does not currently have financial instruments to which this statement would apply.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and six-month periods ended June 30, 2002 and 2003 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

The Company’s exposure to interest rate risk is limited to $1,600,000 borrowed in 2002 and 2003 under Term Note agreements with its largest shareholder. The notes bear interest at the three month Euribor Rate as of the date of each advance, plus 5%. Due to the short-term nature of the notes, the Company’s exposure to interest rate risk is not believed to be material. The Company’s 8% convertible debentures, like all fixed rate instruments, are subject to interest rate risk and the Company could be negatively impacted if market interest rates decrease. The Company does not use derivative financial instruments to manage interest rate risk.

The Company has issued warrants to acquire 2,932,500 shares of common stock that are recorded at a fair value of $2,723,208 at June 30, 2003. These warrants have been marked to market each quarter as they are accounted for as liabilities. The value of these warrants is determined using the Black Scholes option pricing model. These warrant agreements were modified on August 13, 2003, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. In addition, in July of 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. Warrants to purchase 1,500,000 shares of common stock were issued on each of July 7 and July 17, 2003. The warrants expire in July 2008. The proceeds of $4,000,000 will be allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of issuance. The fair value of the common stock will be based on the market price and the warrant fair values will be calculated using the Black-Scholes option pricing model. The liability for these warrants is expected to be recorded at an initial allocated value of approximately $1,600,000 on the dates of issuance. These warrants will be marked to market each quarter with changes in the warrant values being recorded in the consolidated statement of operations. The fair value of the Company’s common stock is the primary driver of the fair value of the warrants. The fair value of the warrants used to allocate the proceeds between debt and equity was determined using the closing stock prices of $1.00 and $1.50 per share on July 7 and July 17, 2003, respectively. After the initial mark to market adjustment, if the Company’s stock price increased or decreased by $0.50 per share, the fair value of the warrants would increase or decrease, respectively, by approximately $1,400,000. As such, the Company’s financial position and operating results are subject to material changes based on the Company’s common stock price at the end of each period.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including statements regarding the Company’s current cash situation, need for additional capital, ability to continue operations, whether the Company will be successful in entering into new strategic relationships, the Company’s ability to attract and retain customers, the Company’s ability to adapt to changing technologies, the impact of competition and pricing pressures from actual and potential competitors with greater financial resources, the Company’s ability to hire and retain competent employees, the Company’s ability to protect and reuse its intellectual property, changes in general economic conditions, and other factors identified in the Company’s filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask’s counsel asserted, among other things, that the “tail” provisions set forth in such agreement require the Company to pay Spencer Trask commissions on the amounts raised in the July 2003 private placements. The Company does not believe that Spencer Trask’s claim has any merit, and the Company intends to vigorously defend any future legal action Spencer Trask may pursue.

Item 2.	Changes in Securities and Use of Proceeds

On each of April 15, 2003, May 15, 2003 and June 15, 2003, the Company issued 10,000 shares of its common stock to Mark Wachs and Associates. The shares were issued as compensation pursuant to a public relations letter agreement. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On the following dates, the Company issued the indicated number of shares of its common stock to Duncan Capital LLC:

April 1, 2003	24,390 shares
May 1, 2003	23,810 shares
June 1, 2003	14,925 shares

The shares were issued as compensation to Duncan Capital LLC pursuant to an Advisory Agreement dated December 17, 2002. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 21, 2003, the Company issued 27,000 shares of common stock to Madison & Wall Worldwide, Inc. pursuant to a Market Access Program Marketing Agreement dated April 21, 2003. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On May 21, 2003, the Company issued to Piedmont Consulting, Inc. 120,000 shares of common stock and a warrant to purchase 50,000 shares of common stock. On June 27, 2003, the Company issued to Piedmont Consulting, Inc. 50,000 shares of common stock and a warrant to purchase 50,000 shares of common stock. Each issuance was made pursuant to a Consulting Agreement dated May 21, 2003. The issuances of the shares and the warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On the following dates, the Company issued to Dr. Jacques Gonella, its largest shareholder, warrants to purchase the following number of shares of common stock:

April 15, 2003	720,000 shares
April 28, 2003	210,000 shares
May 8, 2003	375,000 shares
May 22, 2003	225,000 shares

June 10, 2003	262,500 shares
June 20, 2003	225,000 shares
June 30, 2003	187,500 shares

The warrants were issued in connection with term notes issued to Dr. Gonella on the same dates. The issuances of the warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2003, the Company held a special meeting of its shareholders to approve the issuance of shares of the Company’s common stock upon the conversion of the Company’s 8% Senior Secured Convertible Debentures and its Amended and Restated 8% Senior Secured Convertible Debentures, and the exercise of warrants, each of which were issued in the Company’s debt restructuring that was completed on February 7, 2003. The shareholders also voted to approve an amendment to the Company’s Third Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 30,000,000 to 100,000,000. With respect to the proposal to approve the issuance of the common stock upon conversion and exercise of the debentures and warrants, there were 6,678,442 votes cast in favor of the proposal, 60,753 votes cast against the proposal, 26,066 abstentions and zero broker non-votes. With respect to the proposal to increase the number of authorized shares, there were 6,658,352 votes cast in favor of the proposal, 90,123 votes cast against the proposal, 16,786 abstentions and zero broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.0	Section 906 CEO and CFO Certification

(b)	Reports on Form 8-K

On May 1, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Listing Qualifications arm of the Nasdaq Stock Market, Inc. had determined to delist the Company’s shares of common stock from trading on The Nasdaq SmallCap Market effective May 7, 2003, and that the Company had requested an oral hearing with the Listing Qualifications Panel to appeal Nasdaq’s determination.

On May 29, 2003 the Company filed a Current Report on Form 8-K reporting under Item 9, Regulation FD Disclosure, that on May 29, 2003 the Company issued a press release regarding its presentation at the Friedman Billings Ramsey 7th Annual Technology and Growth Investor Conference.

On June 5, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Listing Qualifications arm of the Nasdaq Stock Market, Inc. notified the Company, by letter dated May 30, 2003, that the Company failed to meet certain independent director and audit committee requirements as set forth in Nasdaq Marketplace Rules 4350(c) and 4350(d)(2).

On June 30, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Listing Qualifications arm of the Nasdaq Stock Market, Inc. had determined to delist the Company’s shares of common stock from trading on The Nasdaq SmallCap Market effective with the open of business on Tuesday, July 1, 2003, and that the Company’s common stock would be immediately eligible for quotation on the OTC Bulletin Board effective with the open of business on Tuesday, July 1, 2003, provided that a market maker entered a quote for such securities on the first day of eligibility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

ANTARES PHARMA, INC.

August 14, 2003	/S/ ROGER G. HARRISON, PH.D.
Roger G. Harrison, Ph.D. Chief Executive Officer and President

August 14, 2003	/S/ LAWRENCE M. CHRISTIAN
Lawrence M. Christian Chief Financial Officer, Vice President—Finance and Secretary