Form 10-Q
period 2003-09-30
ANTARES PHARMA  INC
filed 2003-11-14
CIK 1016169

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended September 30, 2003

Commission File Number 0-20945

                                   ----------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]    No  [X]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 10, 2003, was 19,791,296.

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

                 Consolidated Balance Sheets, as of December 31, 2002 and
                 September 30, 2003............................................3

                 Consolidated Statements of Operations for the three
                 months and nine months ended September 30, 2002 and 2003......4

                 Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2002 and 2003......................5

                 Notes to Consolidated Financial Statements....................6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................21

        ITEM 3.  Quantitative and Qualitative Disclosures About Market
                 Risk.........................................................27

        ITEM 4.  Controls and Procedures......................................28

PART II.         OTHER INFORMATION............................................30

                 SIGNATURES...................................................33

                              ANTARES PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 December 31,     September 30,
                                                    2002              2003
                                                --------------   --------------
                                     Assets
Current Assets:
   Cash .....................................   $      267,945   $    2,280,574
   Accounts receivable, net of allowances
    of $12,000 and  $20,775, respectively ...          174,566          891,859
   Other receivables ........................           38,289           58,383
   Inventories ..............................          558,911          113,420
   Deferred financing costs .................          454,910               --
   Prepaid expenses and other assets ........           39,849          110,229
                                                --------------   --------------
      Total current assets ..................        1,534,470        3,454,465
Equipment, furniture and fixtures, net ......        1,531,063        1,050,466
Patent rights, net ..........................        2,157,174        2,155,028
Goodwill ....................................        1,095,355        1,095,355
Other assets ................................           90,909           93,499
                                                --------------   --------------
      Total Assets ..........................   $    6,408,971   $    7,848,813
                                                ==============   ==============
                      Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable .........................   $      608,695   $      264,807
   Accrued expenses and other liabilities ...        1,521,177        1,240,678
   Due to related parties ...................          893,892          263,000
   Convertible debentures, net of issuance
    discount of $891,187 at
    December 31, 2002 .......................          733,159               --
   Capital lease obligations -
    current maturities ......................          106,493           45,652
   Deferred revenue - current ...............          495,452          677,702
                                                --------------   --------------
      Total current liabilities .............        4,358,868        2,491,839
Deferred revenue - long term ................        1,363,836        2,652,378
Capital lease obligations,
 less current maturities ....................           30,979            6,953
                                                --------------   --------------
      Total liabilities .....................        5,753,683        5,151,170
                                                --------------   --------------
Shareholders' Equity:
   Series A Convertible Preferred Stock:
    $0.01 par; authorized 10,000 shares;
    1,350 and 1,400 issued and outstanding
    at December 31, 2002 and
    September 30, 2003, respectively ........               14               14
   Series D Convertible Preferred Stock:
    $0.01 par; authorized 245,000 shares;
    243,749 issued and outstanding at
    September 30, 2003 ......................               --            2,437
   Common Stock:  $0.01 par; authorized
    100,000,000 shares; 10,776,885 and
    19,786,296 issued and outstanding at
    December 31, 2002 and
    September 30, 2003, respectively ........          107,769          197,863
   Additional paid-in capital ...............       42,353,492       77,282,145
   Prepaid license discount .................               --       (2,943,739)
   Accumulated deficit ......................      (41,165,798)     (71,197,798)
   Deferred compensation ....................         (137,352)         (81,753)
   Accumulated other comprehensive loss .....         (502,837)        (561,526)
                                                --------------   --------------
      Total Shareholders' Equity ............          655,288        2,697,643
                                                --------------   --------------
      Total Liabilities and
       Shareholders' Equity .................   $    6,408,971   $    7,848,813
                                                ==============   ==============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Three Months Ended          For the Nine Months Ended
                                                            September 30,                       September 30,
                                                  ---------------------------------------------------------------------
                                                        2002              2003              2002              2003
                                                  ---------------   ---------------   ---------------   ---------------
Revenues:
   Product sales ..............................   $     1,071,232   $       755,858   $     2,599,800   $     2,181,715
   Licensing and product development ..........           161,629           235,916           430,645           565,752
   Royalties ..................................                --            48,185                --           110,920
                                                  ---------------   ---------------   ---------------   ---------------
                                                        1,232,861         1,039,959         3,030,445         2,858,387

Cost of product sales .........................           874,374           541,893         2,095,083         1,613,450
                                                  ---------------   ---------------   ---------------   ---------------
Gross margin ..................................           358,487           498,066           935,362         1,244,937
                                                  ---------------   ---------------   ---------------   ---------------
Operating Expenses:
   Research and development ...................           843,902           666,210         2,388,722         2,068,325
   Sales and marketing ........................           216,910           137,677           616,079           340,586
   General and administrative .................         1,248,611         2,026,421         3,864,388         4,844,016
                                                  ---------------   ---------------   ---------------   ---------------
                                                        2,309,423         2,830,308         6,869,189         7,252,927
                                                  ---------------   ---------------   ---------------   ---------------
Net operating loss ............................        (1,950,936)       (2,332,242)       (5,933,827)       (6,007,990)
                                                  ---------------   ---------------   ---------------   ---------------
Other income (expense):
   Loss on debt extinguishments ...............                --                --                --          (885,770)
   Loss on conversions of debt to equity ......                --       (16,283,677)               --       (16,283,677)
   Loss on common stock warrants ..............                --        (4,379,686)               --        (5,960,453)
   Interest income ............................               628             4,481            10,595            14,148
   Interest expense ...........................          (414,494)         (356,834)         (467,757)         (894,139)
   Foreign exchange gains (losses) ............            (8,269)            4,768           (44,911)           (9,341)
   Other, net .................................               (82)           (1,798)             (777)           (4,778)
                                                  ---------------   ---------------   ---------------   ---------------
                                                         (422,217)      (21,012,746)         (502,850)      (24,024,010)
                                                  ---------------   ---------------   ---------------   ---------------
Net loss ......................................        (2,373,153)      (23,344,988)       (6,436,677)      (30,032,000)
Preferred stock dividends .....................                --                --           (50,000)          (50,000)
                                                  ---------------   ---------------   ---------------   ---------------
Net loss applicable to common shares ..........   $    (2,373,153)  $   (23,344,988)  $    (6,486,677)  $   (30,082,000)
                                                  ===============   ===============   ===============   ===============
Basic and diluted net loss per common share....   $         (0.24)  $         (1.40)  $         (0.69)  $         (2.23)
                                                  ===============   ===============   ===============   ===============
Basic and diluted weighted average common
 shares outstanding ...........................         9,790,411        16,687,449         9,417,888        13,501,701
                                                  ===============   ===============   ===============   ===============

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   For the Nine Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2002             2003
                                                --------------   --------------
Cash flows from operating activities:
   Net loss ..................................  $   (6,436,677)  $  (30,032,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization .............         616,123          634,261
   Loss on disposal and
    abandonment of assets ....................              --            5,576
   Stock-based compensation expense ..........         276,694        1,517,645
   Loss on conversions of debt to equity .....              --       16,283,677
   Noncash interest expense ..................         374,367          862,308
   Losses on common stock warrants ...........              --        5,960,453
   Loss on debt extinguishments ..............              --          741,570
   Provision for doubtful accounts ...........              --           34,629
   Changes in operating assets
    and liabilities:
      Accounts receivable ....................         307,551         (252,246)
      Other receivables ......................         241,323          (20,094)
      Inventories ............................         184,620          445,491
      Prepaid expenses and other assets ......        (329,532)         (68,924)
      Accounts payable .......................        (150,219)        (343,888)
      Accrued expenses and other .............        (168,137)        (196,087)
      Deferred revenue .......................         572,315          970,792
      Due to related parties .................        (108,960)          69,108
      Other ..................................         (31,720)          (2,593)
                                                --------------   --------------
Net cash used in operating activities ........      (4,652,252)      (3,390,322)
                                                --------------   --------------
Cash flows from investing activities:
   Purchases of equipment, furniture
    and fixtures .............................        (149,346)          (1,160)
   Additions to patent rights ................        (228,132)        (112,853)
                                                --------------   --------------
Net cash used in investing activities ........        (377,478)        (114,013)
                                                --------------   --------------
Cash flows from financing activities:
   Proceeds from loans from shareholders .....       2,500,000        1,600,000
   Proceeds from issuance of
    convertible debentures ...................       1,400,000          621,025
   Principal payments on
    convertible debentures ...................              --         (464,000)
   Principal payments on capital
    lease obligations ........................         (93,157)         (88,404)
   Proceeds from sales of common stock .......              --        2,357,663
   Proceeds from sales of warrants ...........              --        1,588,586
                                                --------------   --------------
Net cash provided by financing activities ....       3,806,843        5,614,870
                                                --------------   --------------
Effect of exchange rate changes on
 cash and cash equivalents ...................        (175,718)         (97,906)
                                                --------------   --------------
Net increase (decrease) in cash and
 cash equivalents ............................      (1,398,605)       2,012,629
Cash and cash equivalents:
   Beginning of period .......................       1,965,089          267,945
                                                --------------   --------------
   End of period .............................  $      566,484   $    2,280,574
                                                ==============   ==============
Supplemental cash flow information:
   Cash paid during the period for interest...  $       21,312   $       20,439

          See accompanying notes to consolidated financial statements.

                              ANTARES PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           September 30, 2002 and 2003

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and they address revenue recognition, inventory valuation and valuation of long-lived and intangible assets and goodwill, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has made no changes to these policies during 2003. In addition to these policies, management has identified the following accounting policy as one that is critical to the presentation of the consolidated financial statements.

     Accounting for Debt and Equity Instruments

     During the first quarter of 2003, in connection with a restructuring of its 10% convertible debentures, the Company issued warrants to purchase common stock to the debenture holders. In the third quarter of 2003, the holders of the restructured debentures exchanged the remaining outstanding principal of such debentures for shares of the Company's Series D Convertible Preferred Stock. Also in the third quarter, the Company's largest shareholder converted debt owed to him by the Company into shares of the Company's common stock and warrants to purchase the Company's common stock. The Company also completed a private placement of its common stock and warrants. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company's significant judgments related to the capital restructuring transactions included:
          .    the accounting for one of the convertible debentures as an extinguishment and issuance of debt instruments and the other as a troubled debt restructuring;
          .    the determination of the fair values of the convertible
               debentures and the warrants issued with the transactions; and
          .    the classification of the warrants as liabilities.
     The Company's significant judgments related to the debenture exchange transaction included the determination of the fair values of the Series D Convertible Preferred Stock and warrants issued

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

1.   Basis of Presentation (Continued)

     in connection with the transaction. Significant judgments related to the private placement of common stock and warrants included the determination of the fair value of the warrants, the allocation of the proceeds between the common stock and the warrants, and the initial classification of the warrants as liabilities. During the quarter ended September 30, 2003, the Company modified the warrants issued in many of the above noted transactions resulting in the reclassification of the warrants from debt to equity.

     Reclassifications

     During the quarter ended September 30, 2003 the Company reclassified the portion of deferred revenue expected to be recognized after one year from the balance sheet date as a long-term liability. The Company determined this to be a better presentation as it more closely reflects the expected timing of when revenues will be recognized in earnings.

2.   Liquidity

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.

     The Company had negative working capital of $2,824,398 at December 31, 2002 and working capital of $962,626 at September 30, 2003, respectively, and incurred net losses of $23,344,988 and $30,032,000 for the three and nine-month periods ended September 30, 2003. In addition, the Company has had net losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue and due to approximately $23,000,000 in noncash charges related to the restructuring of the Company's balance sheet during 2003. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. In July 2003 the Company raised $4,000,000 through two private placements of common stock. In September 2003 all outstanding convertible debentures and accrued interest and all term notes and accrued interest due to the Company's largest shareholder were converted into equity. Convertible debentures and accrued interest of $1,693,743 was converted into 949,998 shares of common stock and 243,749 shares of Series D Convertible Preferred Stock. Principal of $2,300,000 and accrued interest of $98,635 due to the Company's largest shareholder was converted into 2,398,635 shares of common stock. Management believes that the combination of the equity financing of $4,000,000, the conversion of all debt to equity and projected product sales and product development and license revenues will provide the Company with sufficient working capital through the second quarter of 2004.

     Effective July 1, 2003, the Company's securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

2.   Liquidity (Continued)

     "ANTR.OB," after the Nasdaq Listing Qualifications Panel determined to delist the Company's securities. The delisting from The Nasdaq SmallCap Market constituted an event of default under the restructured 8% debentures. However, the Company obtained letters from the debenture holders in which they agreed to forbear from exercising their rights and remedies with respect to such event of default, indicating they did not intend to accelerate the payment and other obligations of the Company under the debentures. The debenture holders reserved the right at any time to discontinue the forbearance and, among other things, to accelerate the payment and other obligations of the Company under the 8% debentures. If the debenture holders had decided to discontinue their forbearance, the debentures would have become due and payable at 130% of the outstanding principal and accrued interest. Because the debenture holders retained the right to discontinue the forbearance and this option was outside control of the Company, the Company was required to record an expense and a liability of $508,123 for the 30% penalty in future periods until the debentures were converted to common stock, at which time the liability was removed and offset against the loss on conversions of debt to equity.

     While there can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If for any reason the Company is unable to obtain additional financing, if needed, or generate sufficient cash flows from operations, the Company's ability to execute its business plan and remain a going concern will be significantly impaired.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.   Comprehensive Loss

                                     Three Months Ended                   Nine Months Ended
                                        September 30,                       September 30,
                              ---------------------------------   ---------------------------------
                                   2002              2003              2002              2003
                              ---------------   ---------------   ---------------   ---------------
Net loss ..................   $    (2,373,153)  $   (23,344,988)  $    (6,436,677)  $   (30,032,000)
Change in cumulative
 translation adjustment ...           (22,099)          (18,314)          (75,540)          (58,689)
                              ---------------   ---------------   ---------------   ---------------
Comprehensive loss ........   $    (2,395,252)  $   (23,363,302)  $    (6,512,217)  $   (30,090,689)
                              ===============   ===============   ===============   ===============

4.   Inventories

     Inventories consist of the following:

                                       December 31,    September 30,
                                           2002             2003
                                      --------------   --------------
Raw material ......................   $      238,177   $       54,057
Work in-process ...................           32,370               --
Finished goods ....................          288,364           59,363
                                      --------------   --------------
                                      $      558,911   $      113,420
                                      ==============   ==============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

5.   Industry Segment and Operations by Geographic Areas

     The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company's identifiable assets and revenues are summarized in the following table:

     We have operating assets located in two countries as follows:

                                       December 31,    September 30,
                                           2002             2003
                                      --------------   --------------
Switzerland ....................      $    1,447,468   $    1,301,454
United States of America .......           4,961,503        6,547,359
                                      --------------   --------------
                                      $    6,408,971   $    7,848,813
                                      ==============   ==============

     Revenues by customer location are summarized as follows:

                                        For the Three Months Ended
                                              September 30,
                                      -------------------------------
                                           2002             2003
                                      --------------   --------------
United States of America .......      $      416,724   $      216,444
Europe .........................             793,074          814,237
Other ..........................              23,063            9,278
                                      --------------   --------------
                                      $    1,232,861   $    1,039,959
                                      ==============   ==============

                                        For the Nine Months Ended
                                               September 30,
                                      -------------------------------
                                           2002             2003
                                      --------------   --------------
United States of America .......      $    1,100,725   $      574,436
Europe .........................           1,858,393        2,192,390
Other ..........................              71,327           91,561
                                      --------------   --------------
                                      $    3,030,445   $    2,858,387
                                      ==============   ==============

     The Company's primary customer, Ferring, accounted for revenues of approximately $685,000 and $652,000 for the three months ended September 30, 2002 and 2003, respectively, and approximately $1,654,000 and $1,867,000 for the nine months ended September 30, 2002 and 2003, respectively. One other customer, BioSante Pharmaceuticals, Inc., accounted for revenues of approximately $305,000 and $121,000 for the three months ended September 30, 2002 and 2003, respectively, and approximately $774,000 and $320,000 for the nine months ended September 30, 2002 and 2003, respectively.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

6.   Convertible Debentures

     To reduce the risk of substantial dilution to common shareholders in the near-term, on February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $464,000 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock, and to pay a repurchase premium of $144,200 and accrued interest of $12,825. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. During the quarter ended March 31, 2003, the Company recognized a debt extinguishment loss of $885,770 related to these transactions. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures was $1,613,255. The 8% debentures contained terms similar to the 10% debentures, except that the 8% debentures included a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% debentures were due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share.

     The aggregate original principal amount of the 8% debentures of $1,613,255 was held by two debenture holders in the amounts of $469,513 and $1,143,742, respectively. The Company analyzed each of the restructuring transactions for the two 8% debenture holders to determine the proper accounting treatment. The effective borrowing rate on $469,513 of restructured debentures was determined to be less than the effective borrowing rate on the original debentures immediately prior to the restructuring. As a result, the Company determined that these debentures should be accounted for as a troubled debt restructuring. The net carrying value of these debentures at the time of the restructuring was reduced from $140,659 to $97,710 resulting in a debt discount of $371,803 that was being amortized to interest expense through March 31, 2004 using the effective interest method. The unamortized discount was written off in connection with the conversions on September 12, 2003. The transaction related to the remaining $1,143,742 was accounted for as a debt extinguishment under EITF 96-19. The restructured debentures were determined to be substantially different from the original debentures because the present value of the cash flows under the terms of the restructured debentures was more than 10 percent different from the present value of the remaining cash flows under the terms of the original debentures. The debentures were recorded at a fair value of $1,276,339, and the premium of $132,597 was being amortized monthly through March 31, 2004 using the effective interest method. The unamortized premium was written off in connection with the conversions on September 12, 2003. In connection with both transactions, the Company

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

6.   Convertible Debentures (Continued)

     issued warrants to acquire 2,932,500 shares of common stock. The Company determined that the fair value of these warrants was $1,142,442 using the Black Scholes option pricing model. As further discussed in Note 7, these common stock warrants were initially classified as debt for accounting purposes.

     On September 12, 2003, the holders of the Company's 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the "Debentures") exchanged the outstanding $1,218,743 aggregate principal and accrued interest of the Debentures for 243,749 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred"). Each share of Series D Preferred is currently convertible into ten shares of the Company's Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred. As a result, the Series D Preferred is convertible into the same number of shares of Common Stock as were the Debentures. In connection with the exchange of the Debentures for the Series D Preferred, the holders of the Debentures executed lien release letters terminating the security interest they held in the Company's assets. As consideration for the release of the security interest, the Company adjusted the exercise price of certain warrants issued to the holders of the Debentures on January 31, 2003 from $0.55 per share to $0.40 per share. These warrants are exercisable for an aggregate of 2,932,500 shares of Common Stock and are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants. In connection with the exchange of the Debentures for the Series D Preferred and the reduction in the warrant exercise price, the Company recognized a loss on conversion of $6,017,346 during the quarter ended September 30, 2003. The loss consists of the fair value of the Series D Preferred plus the increase in fair value of the warrants due to the reduction in the exercise price, less the carrying value of the Debentures. The carrying value of the Debentures included the aggregate principal and accrued interest less unamortized discount and premium.

7.   Shareholders' Equity

     Common Stock Issued in connection with Debt Conversions

     As discussed in Note 6, on September 12, 2003, $475,000 of the Company's 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures were converted into 949,998 shares of common stock.

     As discussed in Note 15, on September 12, 2003, principal of $2,300,000 and accrued interest of $98,635 due to the Company's largest shareholder was converted into 2,398,635 shares of common stock.

     In January 2003, prior to the debenture restructuring discussed in Note 6, the Company issued 881,112 shares of common stock as a result of conversions of convertible debentures with aggregate principal balances of $198,250.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

7.   Shareholders' Equity (Continued)

     Private Placement of Common Stock

     In July 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in July 2008.

     Common Stock Warrants

     As discussed in Note 8, on September 12, 2003, the Company entered into a Development and License Agreement with Eli Lilly and Company in which the Company issued warrants to purchase 1,000,000 shares of common stock to Eli Lilly and Company at an exercise price of $3.776 per share. The warrants expire in September 2013.

     The warrants to purchase 3,000,000 shares of common stock issued in the private placement in July 2003 were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The proceeds of $4,000,000 were allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of the private placements. The fair value of the common stock was based on the market price and the warrant fair values were calculated using the Black-Scholes option pricing model. The allocation resulted in an initial value assigned to the warrants of $1,588,585, which were adjusted to their fair value on September 30, 2003 of $4,254,211, resulting in a loss of $2,665,626 on common stock warrants in the third quarter. On September 30, 2003, certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period.

     In connection with the debenture restructuring transactions discussed in
     Note 6, the Company issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company's common stock at an exercise price of $0.55 per share. As discussed in Note 6, the exercise price was subsequently reduced to $0.40 per share. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

7.   Shareholders' Equity (Continued)

     recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value of $4,437,269 at August 13, 2003, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The Company recognized losses of $1,714,060 and $3,294,827, respectively, on common stock warrants in the three and nine-month periods ended September 30, 2003.

     As discussed in Note 15, during the nine-month period ended September 30, 2003 the Company issued warrants to Jacques Gonella, its largest shareholder, for the purchase of 2,400,000 shares of common stock at an exercise price of $0.55 per share in connection with Term Notes totaling $1,600,000 and for the purchase of 1,798,976 shares of common stock at an exercise price of $1.25 per share in connection with the conversion of Term Notes to common stock.

     Common Stock and Warrants Issued for Services

     During the three-month and nine-month periods ended September 30, 2003, the Company issued for services rendered 249,632 and 769,266 shares of common stock, respectively, and recognized expense of $359,400 and $595,696, respectively.

     During the three-month and nine-month periods ended September 30, 2003 the Company issued warrants to purchase 400,000 and 750,000 shares of the Company's common stock, respectively, as compensation to non-employees for professional services and recognized expense in those periods of $429,412 and $630,107, respectively. The warrants have exercise prices ranging from $0.55 to $2.50 per share and expire three years after issuance.

     In the third quarter of 2003 the Company issued warrants to purchase 100,000 shares of the Company's common stock as compensation for agent services related to the private placement in July 2003. The warrants are exercisable at $1.25 per share and expire in 2008.

     Restricted Stock

     Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include the issuance of up to 216,000 restricted shares of common stock upon the achievement of certain time-based and performance-based milestones. The time-based milestones have been achieved and the Company issued Dr. Harrison 48,000 and 40,000 restricted shares in April 2001 and March 2002, respectively. He is eligible to earn an additional 80,000 shares, but the remaining 48,000 shares will not be issued because the time for achievement of milestones related to such shares has passed. All restricted shares issued under the terms of the employment agreement vest on March 12, 2004. The Company has recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 issued shares at the measurement date. Compensation

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

7.   Shareholders' Equity (Continued)

     expense is being recognized ratably over the three-year vesting period. Compensation expense was recognized in connection with these shares in the amount of $28,416 during each of the quarters ended September 30, 2002 and 2003 and in the amount of $85,248 during each of the nine-month periods ended September 30, 2002 and 2003.

     Warrants and Options Outstanding

     At September 30, 2003, warrants and options to acquire an aggregate of 13,170,603 and 1,962,775 shares of common stock, respectively, were outstanding at exercise prices ranging from $0.40 to $29.55 per share. Of the warrants outstanding at September 30, 2003, 5,711,700 were at exercise prices of less than $1.00 per share, 5,373,976 were at exercise prices of $1.00 to $2.00 per share and the remaining 2,084,927 were at exercise prices over $2.00 per share. Of the options outstanding at September 30, 2003, 1,517,742 were at exercise prices between $1.50 and $2.00 per share, 361,356 were at $4.56 per share and the remaining 83,677 were at exercise prices over $4.56 per share.

8.   Development and License Agreement with Eli Lilly and Company

     On September 12, 2003, the Company entered into a Development and License Agreement (the "License Agreement") with Eli Lilly and Company ("Lilly"). Under the License Agreement, the Company granted Lilly an exclusive license to certain of the Company's needle-free technology in the fields of diabetes and obesity. The Company also granted an option to Lilly to apply the technology in one additional therapeutic area. Additionally, as further discussed in Note 7, the Company issued to Lilly a ten-year warrant to purchase shares of the Company's common stock. The Company granted Lilly certain registration rights with respect to the shares of common stock issuable upon exercise of the warrant. The Company determined that the fair value of the warrant was $2,943,739 using the Black Scholes option pricing model. The fair value of the warrant was recorded to additional paid in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced over time offsetting revenue generated under the development and license agreement. The Company is in the process of evaluating this transaction to determine the specific method and time period over which the prepaid license discount will be reduced and the period over which milestone payments will be recognized as revenue. The Company may be required to recognize revenue from milestone payments over the manufacturing contract period.

9.   Accounting for License Revenues

     During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter 2000.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

9.   Accounting for License Revenues (Continued)

     During the three and nine month periods ended September 30, 2002 and 2003, the Company recognized $31,684, $107,626, $27,912 and $87,508, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

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

     As consideration for the license grants, Ferring paid the Company EUR500,000 ($532,400) upon execution of the License Agreement, and paid an additional EUR1,000,000 ($1,082,098) on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 ($541,049) of the license fee received on February 24, 2003, will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires. The license fees have been deferred and are being recognized in income over the period from January 22, 2003 through expiration of the patents in December 2016.

     The Company also agreed that it would enter into a third-party supply agreement to supply sufficient licensed products to meet the Company's obligations to Ferring under the License Agreement and under the parties' existing supply agreement.

10.  Third Party Supply Agreement

     On February 22, 2003 the Company entered into a manufacturing agreement under which all assembly work currently performed by the Company at its Minneapolis facility will be outsourced to a third-party supplier ("Supplier"). Under the terms of the agreement, the Supplier is responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

10.  Third Party Supply Agreement (Continued)

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

11.  New Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for the Company effective July 1, 2003, and will be applied prospectively to new multi-element agreements. The Company is currently analyzing the future accounting impact of EITF 00-21 on the Development and License Agreement with Eli Lilly and Company discussed in
     Note 8, as there is no impact on the consolidated financial statements as of September 30, 2003.

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

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------   ---------------------------------
                                                   2002              2003              2002              2003
                                              ---------------   ---------------   ---------------   ---------------
Net loss applicable to common shares ......   $    (2,373,153)  $   (23,344,988)  $    (6,486,677)  $   (30,082,000)
Basic and diluted weighted average common
shares outstanding ........................         9,790,411        16,687,449         9,417,888        13,501,701
                                              ---------------   ---------------   ---------------   ---------------
Basic and diluted net loss per
common share ..............................   $         (0.24)  $         (1.40)  $         (0.69)  $         (2.23)
                                              ===============   ===============   ===============   ===============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

12.  Reconciliation of Loss and Share Amount Used in EPS Calculation (Continued)

     Potentially dilutive securities at September 30, 2002 and 2003, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------   ---------------------------------
                                                   2002              2003              2002              2003
                                              ---------------   ---------------   ---------------   ---------------
Stock options and warrants ................         1,858,638        15,133,378         1,858,638        15,133,378
                                              ===============   ===============   ===============   ===============
Principal of convertible debentures........   $     1,400,000   $            --   $     1,400,000   $            --
                                              ===============   ===============   ===============   ===============

     The stock options and warrants outstanding at September 30, 2003 have a weighted average exercise price of $2.31.

13.  Stock Based Compensation

     In September 2003 the Company issued 1,263,750 stock options to employees and directors at an exercise price of $1.77 when the market price of the stock was $2.20. As a result, the Company is recognizing compensation expense of $0.43 per share over the vesting period of the options and recognized compensation expense of $206,594 in the third quarter of 2003. The first one-third of the employee options vested immediately, the next one-third vests after one year and the final one-third vests after two years. The directors' options vested immediately. The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, no compensation expense, other than that mentioned above, has been recognized for stock-based compensation plans. Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------   ---------------------------------
                                                   2002              2003              2002              2003
                                              ---------------   ---------------   ---------------   ---------------
Net loss applicable to common shares:
   As reported ............................   $    (2,373,153)  $   (23,344,988)  $    (6,486,677)  $   (30,082,000)
   Compensation expense ...................           (99,685)         (311,508)         (290,037)         (444,914)
   Intrinsic value of stock
    options granted .......................                --           206,594                --           206,594
                                              ---------------   ---------------   ---------------   ---------------
   Pro forma ..............................   $    (2,472,838)  $   (23,449,902)  $    (6,776,714)  $   (30,320,320)
                                              ===============   ===============   ===============   ===============
Basic and diluted net loss per common
share:
   As reported ............................   $         (0.24)  $         (1.40)  $         (0.69)  $         (2.23)
   Compensation expense ...................             (0.01)            (0.01)            (0.03)            (0.02)
                                              ---------------   ---------------   ---------------   ---------------
   Pro forma ..............................   $         (0.25)  $         (1.41)  $         (0.72)  $         (2.25)
                                              ===============   ===============   ===============   ===============

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

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

                      Balance at
                     Beginning of     Warranty       Warranty      Balance at
                         Year        Provisions       Claims      September 30
                     ---------------------------------------------------------
2002 .............   $     87,000   $    203,471   $     60,471   $    230,000
2003 .............   $    179,000   $      3,543   $     95,543   $     87,000

15.  Related Party Transactions

     Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company's largest shareholder, Dr. Jacques Gonella. In connection with this agreement, the Company recognized expense of $46,500 in each of the quarters ended September 30, 2002 and 2003, and $139,500 in each of the nine-month periods ended September 30, 2002 and 2003. Amounts owed to JG Consulting AG at December 31, 2002 and September 30, 2003 were $93,000 and $170,500, respectively.

     During 2001 the Company recognized expense of $92,500 for feasibility study and market research services performed by a company in which Dr. Gonella has an ownership interest of approximately 25%. At December 31, 2002 and September 30, 2003 the Company had a payable to this company of $92,500.

     During the nine months ended September 30, 2003 the Company recognized expense of $26,500 for consulting services provided by John Gogol, one of the Company's board members until September 2003. The Company had a payable to Mr. Gogol at December 31, 2002 of $22,211.

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

15.  Related Party Transactions (Continued)

     The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's largest shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its largest shareholder $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%. This $700,000 is included in due to related parties on the consolidated balance sheet as of December 31, 2002. During the first nine months of 2003 the Company borrowed from its largest shareholder an additional $1,600,000 under various Term Note agreements. The loans were due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. The largest shareholder was also issued warrants for the purchase of 2,400,000 shares of the Company's common stock at an exercise price of $0.55 per share in connection with the loans. The face value of the $1,600,000 of shareholder loans was allocated between the loans and the warrants based on the relative fair values of each, with the amount allocated to the warrants being recorded as equity and as a discount on the debt, which was being amortized to interest expense over the life of the loans. The fair value of the warrants was calculated with the Black-Scholes option pricing model using risk free interest rates ranging from 2.1% to 3.9%, volatility of 136%, option life of 5 years and dividend yield of 0.0%. On September 12, 2003, the total of all Term Note agreements, which included principal of $2,300,000 and accrued interest of $98,635, was converted into 2,398,635 shares of common stock. In connection with this conversion the shareholder was issued warrants for the purchase of 1,798,976 shares of the Company's common stock at an exercise price of $1.25 per share. The difference between the fair value of the common stock and warrants issued to the shareholder in excess of the carrying value of the debt on September 12, 2003, the date of the conversions, totaled $10,266,331, and was recorded as loss on conversions of debt to equity in the statement of operations.

16.  Litigation

     On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask's counsel asserted, among other things, that the provisions of the agreement require the Company to pay Spencer Trask commissions on the amounts raised in the July 2003 private placements. The Company intends to vigorously defend any future legal action Spencer Trask may pursue.

     On September 25, 2003, Josephberg Grosz & Company ("JGC") notified the Company that it intends to commence an arbitration action against the Company in New York State. The Company and JGC entered into a letter agreement on April 8, 2002. JGC claims that, pursuant to the letter agreement the Company owes it seven percent of the proceeds received by the Company, as well as ten percent of various shares and securities issued by the Company, in

                              ANTARES PHARMA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                           September 30, 2002 and 2003

16.  Litigation (Continued)

     connection with up to $6 million in financing received by the Company since April 5, 2002. The Company disputes that it owes any amounts to JGC. The Company intends to vigorously defend this claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management, and as a result are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and they address revenue recognition, inventory valuation and valuation of long-lived and intangible assets and goodwill, each more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has made no changes to these policies during 2003. In addition to these policies, management has identified the following accounting policy as one that is critical to the presentation of the consolidated financial statements.

Accounting for Debt and Equity Instruments

During the first quarter of 2003, in connection with a restructuring of its 10% convertible debentures, the Company issued warrants to purchase common stock to the debenture holders. In the third quarter of 2003, the holders of the restructured debentures exchanged the remaining outstanding principal of such debentures for shares of the Company's Series D Convertible Preferred Stock. Also in the third quarter, the Company's largest shareholder converted debt owed to him by the Company into shares of the Company's common stock and warrants to purchase the Company's common stock. The Company also completed a private placement of its common stock and warrants. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company's significant judgments related to the capital restructuring transactions included:
     . the accounting for one of the convertible debentures as an extinguishment and issuance of debt instruments and the other as a troubled debt restructuring;
     . the determination of the fair values of the convertible debentures and the warrants issued with the transactions; and
     .    the classification of the warrants as liabilities.
The Company's significant judgments related to the debenture exchange transaction included the determination of the fair values of the Series D Convertible Preferred Stock and warrants issued in connection with the transaction. Significant judgments related to the private placement of common stock and warrants included the determination of the fair value of the warrants, the allocation of the proceeds between the common stock and the warrants, and the initial classification of the warrants as liabilities. During the quarter ended September 30, 2003, the Company modified the warrants issued in many of the above noted transactions resulting in the reclassification of the warrants from debt to equity.

Three and Nine Months Ended September 30, 2002 and 2003

Revenues

Total revenues for the three and nine months ended September 30, 2003 were $1,039,959 and $2,858,387, respectively, compared to revenues for the same periods of the prior year of $1,232,861 and $3,030,445, respectively. The decrease in the third quarter of $192,902, or 16%, was primarily due to a decrease in product sales made to licensees in connection with clinical studies and other development activities, partially offset by increases in licensing and product development revenue and royalties. The decrease in the nine-month period of $172,058, or 6%, was primarily due to a decrease in product sales of $418,085, partially offset by increases in licensing and product development revenue of $135,107 and royalties of $110,920. The decreased product sales result primarily from decreased product sales made to licensees in connection with clinical studies and other development activities.

Licensing and product development fee income increased by $74,287 or 46%, and $135,107 or 31% in the three and nine-month periods ended September 30, 2003, respectively, as compared to the prior-year periods. The increases are primarily due to $300,000 of milestone payments received in early 2003 being recognized over periods ranging from 40 to 43 months along with a license fee of approximately $28,000 received in the third quarter of 2003 recognized immediately. The balance of the licensing and product development revenue is attributable to the recognition of previously deferred revenue related to licensing and product development contracts.

During the quarter ended December 31, 2000 and effective January 1, 2000, the Company adopted the cumulative deferral method for accounting for license revenues. The adoption of this accounting principle resulted in a $1,059,622 cumulative effect adjustment in the first quarter of 2000. During the quarter and nine-month periods ended September 30, 2002 and for the same periods ending September 30, 2003, the Company recognized $31,684, $107,626, $27,912 and $87,508, respectively, of license revenues that were previously recognized by the Company prior to the adoption of the cumulative deferral method.

Royalty revenue in 2003 is related to the sale of needle-free injection devices to Ferring under the License Agreement dated January 22, 2003, described in more detail in Note 9 to the Consolidated Financial Statements.

Cost of Sales

The costs of product sales are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales decreased to 72% in the third quarter of 2003 from 82% for the third quarter of 2002, and decreased to 74% for the first nine months of 2003 from 81% for the first nine months of 2002. The decrease during the third quarter of 2003 was primarily due to a one-time charge of $140,000 in the third quarter of 2002 representing estimated costs associated with retrieving and proactively reworking or replacing certain injection devices to prevent a potential premature wearing discovered during routine ongoing product testing. The decrease in the 2003 nine-month period as compared to the 2002 period was due to the one-time charge in the third quarter of 2002 along with approximately $282,000 of inventory valuation adjustments in the first quarter of 2002 related to the launch of the Medi-Ject Vision device into new markets, partially offset by the impact of expenses in the second quarter of 2003 related to the outsourcing of the assembly operations.

Research and Development

Research and development expenses totaled $666,210 and $2,068,325 in the three and nine-month periods ended September 30, 2003, respectively, compared to $843,902 and $2,388,722 in the same prior-year periods. The decrease in the three and nine-month periods of 2003 are primarily due to a management decision to reduce overall spending, which had the most direct impact on prototyping, tooling and clinical studies.

Sales and Marketing

Sales and marketing expenses totaled $137,677 and $340,586 in the three and nine-month periods ended September 30, 2003, respectively, compared to $216,910 and $616,079 in the same periods of the prior year. The decreases in the current year three and nine-month periods as compared to the prior-year periods of $79,233 or 37%, and $275,493 or 45%, respectively, are primarily due to a decrease in payroll related costs as a result of planned staff reductions and reduced travel costs.

General and Administrative

General and administrative expenses totaled $2,026,421 and $4,844,016 in the three and nine-month periods ended September 30, 2003, respectively, compared to $1,248,611 and $3,864,388 in the same periods of the prior year. The increase of $777,810, or 62%, in the third quarter of 2003 as compared to the same period in 2002 was due primarily to increased professional services and investor relations costs. The increase in the current year nine-month period as compared to the same prior-year period of $979,628 or 25%, is primarily due to increased professional services and investor relations costs along with smaller increases in legal and accounting fees, partially offset by decreases in payroll related costs due to planned staff reductions. Approximately 80% and 69% of the total professional services and investor relations expenses in the third quarter and first nine-months of 2003, respectively, were non-cash expenses as a result of issuing common stock and warrants in exchange for services.

Other Income (Expense)

Net other income (expense) increased to expense of $21,012,746 from expense of $422,217 in the three-month period and increased to $24,024,010 from $502,850 in the nine-month period ended September 30, 2003, compared to the same periods of 2002. The expense increases resulted mainly from noncash losses on conversions of debt to equity of $16,283,677 in the third quarter of 2003 and recognition of noncash losses on common stock warrants in the three and nine-month periods of 2003 of $4,379,686 and $5,960,453, respectively. The loss on conversions of debt to equity of $16,283,677 represents the difference between the fair value of the preferred stock, common stock and warrants issued to the debt holders in excess of the carrying value of the debt on September 12, 2003, the date of the conversions. The losses on common stock warrants are the result of the warrants being classified as debt under EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and a requirement to mark-to-market the warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were adjusted to their fair value at the end of each reporting period using the Black Scholes option pricing model, with the fair value increases being recorded as losses in the consolidated statement of operations and as increases in the debt on the consolidated balance sheets. The net other expense increase in the third quarter was slightly offset by a decrease in interest expense to $356,834 in 2003 from $414,494 in 2002. This decrease was primarily due to a decrease in amortization of deferred financing costs related to the convertible debentures, partially offset by discount amortization in 2003 related to borrowings from the Company's largest shareholder. The net other expense increase in the nine month period was also due to an increase in interest expense to $894,139 in 2003 from $467,757 in 2002. The increase was mainly due to discount amortization in 2003 of $389,443 related to borrowings from the Company's largest shareholder. During the first nine months of 2003, net other expense also includes loss on extinguishment of debt of $885,770, of which $741,570 was noncash, related to the restructuring of the convertible debentures in January 2003.

Noncash other expenses significantly impacted the net loss and net loss per common share for the three and nine-month periods ended September 30, 2003. The table below is presented to help explain the impact of the noncash other expenses on the net loss and net loss per common share for the three and nine-month periods ended September 30, 2002 and 2003, and is not meant to be a substitute for accounting or presentation requirements under Generally Accepted Accounting Principles.

                                                  For the Three Months Ended          For the Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------   ---------------------------------
                                                    2002              2003             2002              2003
                                              ---------------   ---------------   ---------------   ---------------
Noncash other expense items:
   Loss on debt extinguishments............   $            --   $            --   $            --   $      (741,570)
   Loss on conversions of debt to equity...                --       (16,283,677)               --       (16,283,677)
   Loss on common stock warrants...........                --        (4,379,686)               --        (5,960,453)
   Interest expense........................          (374,367)         (355,119)          (374,367)        (862,308)
                                              ----------------  ----------------  ----------------  ---------------
      Total noncash other expenses included
       in net loss in the consolidated
       statement of operations.............   $      (374,367)  $   (21,018,482)  $      (374,367)  $   (23,848,008)
                                              ===============   ===============   ===============   ===============
Impact of noncash other expenses on basic
 and diluted net loss per common share.....   $         (0.04)  $         (1.26)  $         (0.04)  $         (1.77)
                                              ===============   ===============   ===============   ===============

Cash Flows

Operating Activities

Net cash used in operating activities decreased to $3,390,322 for the first nine months of 2003 from $4,652,252 for the first nine months of 2002, a change of $1,261,930. This decrease was the result of net losses of $30,032,000 and $6,436,677 in the first nine months of 2003 and 2002, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first nine months of 2003 of $26,040,119 were mainly due to losses on conversions of debt to equity of $16,283,677, losses on common stock warrants of $5,960,453, stock based compensation expense of $1,517,645, loss on debt extinguishments of $741,570, noncash interest expense of $862,308 and depreciation and amortization of $634,261. Noncash expenses in the first nine months of 2002 totaled $1,267,184, consisting of depreciation and amortization of $616,123, noncash interest expense of $374,367 and stock-based compensation expense of $276,694.

The change in operating assets and liabilities in the first nine months of 2003 resulted in a net increase to cash of $601,559, comprised mainly of decreased inventory of $445,491 and increases in deferred revenue and due to related parties of $970,792 and $69,108, respectively, partially offset by increases in accounts receivable, other receivables and prepaid expenses and other assets of $252,246, $20,094 and

$68,924, respectively, and decreases in accounts payable and accrued expenses and other of $343,888 and $196,087, respectively. The increase in deferred revenue in 2003 is mainly due to $1,073,449 in connection with a license agreement with Ferring described in Note 9 to the Consolidated Financial Statements. In the first nine months of 2002, the change in operating assets and liabilities caused an increase in cash of $517,241, primarily due to the increase in deferred revenue of $572,315 and decreases in accounts receivable of $307,551, other receivables of $241,323 and inventory of $184,620, offset by increases in prepaid expenses of $329,532, and decreases in accounts payable, accrued expenses and due to related parties of $150,219, $168,137 and $108,960, respectively. The increase in deferred revenue of $572,315 in 2002 resulted mainly from milestone payments of approximately $500,000 related to existing license agreements, along with approximately $300,000 related to agreements originating in 2002.

Investing Activities

Net cash used in investing activities decreased $263,465, to $114,013 in the first nine months of 2003 from $377,478 in the first nine months of 2002. Purchases of equipment, furniture and fixtures in the first half of 2003 and 2002 totaled $1,160 and $149,346, respectively, and expenditures for patent acquisition and development totaled $112,853 and $228,132, respectively.

Financing Activities

Net cash provided by financing activities increased $1,808,027 to $5,614,870 in the first nine months of 2003 from $3,806,843 in the first nine months of 2002, due primarily to sales of common stock and warrants of $2,357,663 and $1,588,586, respectively, related to private placements of common stock in July of 2003 and proceeds from loans from a debenture holder in 2003 of $621,025, offset by a reduction in proceeds in loans from shareholders from $2,500,000 in 2002 to $1,600,000 in 2003 and principal payments on convertible debentures in 2003 of $464,000.

During the first nine months of 2003 the Company borrowed from its largest shareholder $1,600,000 under various Term Note agreements. The notes accrued interest at the three-month Euribor Rate as of the dates of the notes, plus 5%. In connection with the notes, the Company also issued to its largest shareholder warrants to purchase 2,400,000 shares of the Company's common stock at an exercise price of $0.55 per share. On September 12, 2003, principal of $2,300,000 and accrued interest of $98,635 on these notes was converted into 2,398,635 shares of common stock. In connection with this conversion, the Company issued to the shareholder a warrant to purchase 1,798,976 shares of the Company's common stock at an exercise price of $1.25 per share.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company's largest shareholder under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000. The note was interest bearing at the three month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. The Company borrowed an additional $300,000 and $200,000 in June and September 2002, respectively, from the Company's largest shareholder on a short-term basis, with interest at the three month Euribor Rate as of the date of the advance, plus 5%. These two notes were converted into shares of the Company's common stock in connection with the September 12 transaction described above.

Liquidity

The Company had negative working capital of $2,824,398 at December 31, 2002 and working capital of $962,626 at September 30, 2003, respectively, and incurred net losses of $23,344,988 and $30,032,000 for the three and nine-month periods ended September 30, 2003. In addition, the Company has had net losses and has had negative cash flows from operating activities since inception. The Company expects to report a net loss for the year ending December 31, 2003, as marketing and development costs related to bringing future generations of products to market continue and due to approximately $23,000,000 in noncash charges related to the restructuring of the Company's balance sheet during 2003. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. In July 2003 the Company raised $4,000,000 through two private placements of common stock. In September 2003 all outstanding convertible debentures and accrued interest and all term notes and accrued interest due to the Company's largest shareholder were converted into equity. Convertible debentures and accrued interest of $1,693,743 was converted into 949,998 shares of common stock and 243,749 shares of Series D Convertible Preferred Stock. Principal of $2,300,000 and accrued interest of $98,635 due to the Company's largest shareholder was converted into 2,398,635 shares of common stock. Management believes that the combination of the equity financing of $4,000,000, the conversion of all debt to equity and projected product sales and product development and license revenues will provide the Company with sufficient working capital through the second quarter of 2004.

Effective July 1, 2003, the Company's securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "ANTR.OB," after the Nasdaq Listing Qualifications Panel determined to delist the Company's securities. The delisting from The Nasdaq SmallCap Market constituted an event of default under the restructured 8% debentures. However, the Company obtained letters from the debenture holders in which they agreed to forbear from exercising their rights and remedies with respect to such event of default, indicating they did not intend to accelerate the payment and other obligations of the Company under the debentures. The debenture holders reserved the right at any time to discontinue the forbearance and, among other things, to accelerate the payment and other obligations of the Company under the 8% debentures. If the debenture holders had decided to discontinue their forbearance, the debentures would have become due and payable at 130% of the outstanding principal and accrued interest. Because the debenture holders retained the right to discontinue the forbearance and this option was outside control of the Company, the Company was required to record an expense and a liability of $508,123 for the 30% penalty in future periods until the debentures were converted to common stock, at which time the liability was removed and offset against the loss on conversions of debt to equity.

While there can be no assurance that the Company will ever become profitable or that additional adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If for any reason the Company is unable to obtain additional financing, if needed, or generate sufficient cash flows from operations, the Company's ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is applicable for the Company effective July 1, 2003, and will be applied prospectively to new multi-element agreements. The Company is currently analyzing the future accounting impact of EITF 00-21 on the Development and License Agreement with Eli Lilly and Company discussed in Note 8, as there is no impact on the consolidated financial statements as of September 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the three and nine-month periods ended September 30, 2002 and 2003 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

Prior to September 12, 2003, the Company was exposed to interest rate risk related to $2,300,000 borrowed in 2002 and 2003 from its largest shareholder under interest bearing Term Note agreements and approximately $1,700,000 principal outstanding on the Company's 8% convertible debentures. On September 12, 2003, the Company issued common stock, preferred stock and warrants in exchange for all the outstanding debt owed to the largest shareholder and the debenture holders, eliminating interest rate risk.

The Company issued warrants to acquire 2,932,500 shares of common stock that had been recorded at fair value and were marked to market each quarter as they were accounted for as liabilities. The fair value of these warrants was determined using the Black Scholes option pricing model. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, and were adjusted to their fair value of $4,437,269 at August 13, 2003, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period eliminating market risk related to these warrants. The Company recognized losses of $1,714,060 and

$3,294,827, respectively, on common stock warrants in the three and nine-month periods ended September 30, 2003. In addition, in July of 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. Warrants to purchase 1,500,000 shares of common stock were issued on each of July 7 and July 17, 2003. The warrants expire in July 2008. The proceeds of $4,000,000 were allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of issuance. The fair value of the common stock was based on the market price and the warrant fair values were calculated using the Black-Scholes option pricing model. The liability for these warrants was recorded at an initial allocated value of $1,588,585 and was adjusted to fair value on September 30, 2003 of $4,254,211, resulting in a loss of $2,665,626 on common stock warrants in the third quarter. On September 30, 2003, certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period and therefore eliminating the market risk related to these warrants.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask's counsel asserted, among other things, that the provisions of the agreement require the Company to pay Spencer Trask commissions on the amounts raised in the July 2003 private placements. The Company intends to vigorously defend any future legal action Spencer Trask may pursue.

     On September 25, 2003, Josephberg Grosz & Company ("JGC") notified the Company that it intends to commence an arbitration action against the Company in New York State. The Company and JGC entered into a letter agreement on April 8, 2002. JGC claims that, pursuant to the letter agreement the Company owes it seven percent of the proceeds received by the Company, as well as ten percent of various shares and securities issued by the Company, in connection with up to $6 million in financing received by the Company since April 5, 2002. The Company disputes that it owes any amounts to JGC. The Company intends to vigorously defend this claim.

Item 2.  Changes in Securities and Use of Proceeds

     On the following dates, the Company issued the indicated number of shares of its common stock to Duncan Capital LLC:

          July 1, 2003        9,174 shares
          August 1, 2003      4,902 shares
          September 1, 2003   5,556 shares

     The shares were issued as compensation to Duncan Capital LLC pursuant to an Advisory Agreement dated December 17, 2002. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On July 1, 2003, the Company issued to Madison & Wall Worldwide, Inc. 150,000 shares of common stock and warrants to purchase 100,000 shares of common stock pursuant to a Marketing Agreement dated July 1, 2003. The issuance of the shares and warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On July 7, 2003, the Company issued to Xmark Fund Ltd., Xmark Fund, L.P. and SDS Merchant Fund, LP, in a private placement of its common stock and warrants, 2,000,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock. The issuance of the shares and warrants were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

     On each of July 15, 2003, August 15, 2003 and September 15, 2003, the Company issued 5,000 shares of its common stock to Mark Wachs and Associates. The shares were issued as compensation pursuant to a public relations letter agreement. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On July 15, 2003, the Company issued to Brown Simpson Asset Management, LLC warrants to purchase 250,000 shares of common stock pursuant to an advisory agreement dated January 15, 2003. The issuance of the shares and warrants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On July 17, 2003, the Company issued to four investors, in a private placement of its common stock and warrants, 2,000,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock. The issuance of the shares and warrants were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

     On August 20, 2003, the Company issued to Piedmont Consulting, Inc. 65,000 shares of common stock pursuant to a Consulting Agreement dated May 21, 2003. The issuance of the shares was exempt from registration pursuant to
     Section 4(2) of the Securities Act of 1933.

     On September 12, 2003, the Company issued to Dr. Jacques Gonella, its largest shareholder, 2,398,635 shares of common stock and a warrant to purchase 1,798,976 shares of common stock as consideration for the conversion and cancellation of Term Notes consisting of principal and accrued interest totaling $2,398,635. The issuance of the shares and warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On September 12, 2003 the Company issued 243,749 shares of Series D Convertible Preferred Stock in exchange for the cancellation of the outstanding principal and accrued interest related to the Company's 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures. The issuance of the Series D stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.                             Description
     -----------     -----------------------------------------------------------
         31.1        Section 302 CEO Certification
         31.2        Section 302 CFO Certification
         32.0        Section 906 CEO and CFO Certification

(b)  Reports on Form 8-K

     On July 7, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Company completed a private placement of its common stock and warrants to three investors.

     On July 17, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Company completed a private placement of its common stock and warrants to four investors.

     On September 15, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that the Company completed two separate transactions pursuant to which certain debtholders converted debt owed to them by the Company into equity.

     On September 18, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Required FD Disclosure, that on September 12, 2003, the Company entered into a Development and License Agreement with Eli Lilly and Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ANTARES PHARMA, INC.


November 14, 2003                        /s/ Roger G. Harrison, Ph.D.
                                        ----------------------------------------
                                        Roger G. Harrison, Ph.D.
                                        Chief Executive Officer and President


November 14, 2003                        /s/ Lawrence M. Christian
                                        ----------------------------------------
                                        Lawrence M. Christian
                                        Chief Financial Officer, Vice
                                        President - Finance and Secretary