Form 10-K
period 2003-12-31
ANTARES PHARMA  INC
filed 2004-03-30
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission file number 0-20945

ANTARES PHARMA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1350192
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

707 Eagleview Boulevard,

Suite 414, Exton, PA 19341

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (610) 458-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2003, was approximately $5,961,024 (based upon the last reported sale price of $1.03 per share on June 30, 2003, on the Nasdaq Small Cap Market).

There were 37,898,796 shares of common stock outstanding as of March 22, 2004.

PART I

Item 1. BUSINESS

General

On January 31, 2001, Antares Pharma, Inc. (“Antares” or the “Company”) (formerly known as Medi-Ject Corporation) completed a business combination to acquire the three operating subsidiaries of Permatec Holding AG (“Permatec”), headquartered in Basel, Switzerland. Upon consummation of the transaction, the acquired Permatec subsidiaries were renamed Antares Pharma AG, Antares Pharma IPL AG and Antares Pharma NV. Prior to the closing of the business combination, the Company did not have sufficient funds to continue operating and had determined that it was necessary to, among other things, either raise more capital or merge with another biopharmaceutical company. Medi-Ject was a company focused on delivery of drugs across the skin using needle-free technology, and Permatec specialized in delivery of drugs across the skin using transdermal patch and gel technologies. Given that both groups were focused on delivery of drugs across the skin, but with a focus on different sectors, it was believed that a business combination would be attractive to both pharmaceutical partners and to the Company’s shareholders. The transaction was accounted for as a reverse acquisition, as Permatec’s shareholders initially held approximately 67% of the outstanding stock of Antares. Accordingly, for accounting purposes, Permatec is deemed to have acquired Antares. Upon completion of the transaction the Company’s name was changed from Medi-Ject Corporation to Antares Pharma, Inc. The following discussion of the business incorporates the business combination with Permatec.

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

From inception as a combined business entity, the Company had fifty-three employees with thirty-five research and development personnel, engineers, formulation chemists and technicians, engaged in designing and formulating new products for the pharmaceutical industry. As of March 15, 2004, the Company has twenty-six full-time and three part-time employees.

The Company was a pioneer in the invention of home needle-free injection systems in the late 1970s. Prior to that, needle-free injection systems were powered by large air compressors or were relatively complex and expensive, so their use was limited to mass vaccination programs by the military or school health programs or for patients classified as needle phobic. Early injectors were painful in comparison to today’s injectors, and their large size made home use difficult. The first home insulin injector was five times as heavy as the current injector, which weighs five ounces. Today’s insulin injector sells at a retail price of $335 compared to $799 eight years ago. The first growth hormone injector was introduced in Europe in 1994. This was the first success in achieving distribution through a license to a pharmaceutical manufacturer, and it has resulted in significant market penetration and a very high degree of customer satisfaction. Distribution of growth hormone injectors has expanded, through pharmaceutical company partnerships, to include Japan and other Asian countries.

The Swiss operation developed its first topical products in Argentina in the mid-1990s. This effort resulted in the commercialization of a seven-day estradiol patch in certain countries of South America in 2000. Over time, the Argentine research effort moved away from the crowded transdermal patch field and focused on topical gel formulations, which allow the delivery of estrogens, progestins, testosterone and other drugs in a gel base without the need for an occlusive or potentially irritating adhesive bandage. The commercial potential for topical gel therapies is attractive, and several agreements with pharmaceutical companies have led to successful clinical evaluation of Antares’ formulations. The Argentine operations were moved to Basel, Switzerland in late 1999.

The Company operates in the specialized drug delivery sector of the pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical manufacturers through licensing and development agreements. The Company views the pharmaceutical and biotechnology company as its primary customer. The Company has negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia), the hormone replacement segment (transdermal delivery of estradiol in South America) and the topical hormone gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market needle-free devices for the home administration of insulin in the U.S. market though distributors, and has licensed its technology in the diabetes and obesity fields to Eli Lilly and Company.

The Company is a Minnesota corporation incorporated in February 1979. Principal executive offices are located at 707 Eagleview Boulevard, Exton, Pennsylvania 19341; telephone (610) 458-6200. The Company has wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG) and the Netherlands Antilles (Antares Pharma NV).

Industry Trends

Based upon previous experience in the industry, the Company believes the following significant trends in healthcare have important implications for the growth of the business.

After a drug loses patent protection, the branded version of the drug often faces competition from generic alternatives. Often market share may be preserved by altering the delivery method, e.g., a single daily controlled release dosage form rather than two to four pills a day. The Company expects pharmaceutical manufacturers will continue to seek differentiating delivery characteristics to defend against generic competition and to optimize convenience to patients. The altered delivery method may be an injection device or a novel formulation that offers convenience or improved dosage schedules. Major companies now focus on life cycle management of their products to maximize return on investment and often consider phased product improvement opportunities to maintain competitiveness against other major companies or generic competition.

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

The focus on new topical formulations complements the Company’s earlier experience with the new injection methods. The Company envisions its program with topical gel formulation as second-generation technology, replacing the older transdermal patch products with more patient-friendly products. Topical gels will offer the patient more choices and added convenience with no compromise of efficacy. Although newer, the gel technology is based upon so-called GRAS (“Generally Recognized as Safe”) substances, meaning the toxicology profiles of the ingredients are known and widely used. This approach has a major regulatory benefit and may reduce the cost and time of product development and approval.

Many drugs, including selected hormones and protein biopharmaceuticals, are destroyed in the gastrointestinal tract and may only be administered through the skin, the lung or by injection. Pulmonary delivery is complex and has not yet been commercialized for therapeutic proteins intended for systemic delivery. Injection remains the mainstay of protein delivery. Therefore, the growing number of protein biopharmaceuticals requiring injection may have limited commercial potential if patient compliance with conventional injection treatment is not optimal. The failure to take all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for society. In addition, it is becoming increasingly recognized that conventional syringe needles require special and often costly disposal methods.

In addition to the increase in the number of drugs requiring self-injection, recommended changes in the frequency of insulin injections for the treatment of diabetes also may contribute to an increase in the number of self-injections. For many years, standard treatment protocol was for insulin to be administered once or twice daily for the treatment of diabetes. However, according to major studies (the Diabetes Control and Complications Trial), tightly controlling the disease by, among other things, administration of insulin as many as four to six times a day, can decrease its debilitating effects. The Company believes that with the increasing incidence of diabetes coupled with an increasing awareness of this disease, the benefits of tightly controlling diabetes will become more widely known, and the number of insulin injections self-administered by people with diabetes will increase. The need to increase the number of insulin injections given per day may also motivate patients with diabetes to seek an alternative to traditional needles and syringes.

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

Due to the substantial costs involved, marketing efforts are not currently focused on drug applications administered by healthcare professionals. Jet injection systems, however, may be attractive to hospitals, doctors’ offices and clinics, and such applications may be explored in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles as well as the practice of administering injections through intravenous tubing to reduce the number of contaminated needles. In 1998, the State of California banned the use of exposed needles in hospitals and doctors’ offices, if alternatives exist, and several additional states have adopted similar legislation. In November 2000 the Federal Government issued guidelines encouraging institutions to replace needles wherever practical. The Company believes that needle-free injection systems may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles. Furthermore, certain products, particularly DNA vaccines, may actually be more effective if delivered by jet injection, particularly where such injections are given intradermally/subdermally. The Company’s mini-needle technology is capable of delivering vaccines in this way, and the Company is approaching vaccine companies to discuss this potential use.

Market Opportunity

According to industry sources, an estimated 9 to 12 billion needles and syringes are sold annually worldwide. The Company believes that a significant portion of these are used for the administration of drugs that could be delivered using its injectors, but that only a small percentage of people who self-administer drugs currently use jet injection systems. The Company believes that this lack of market penetration is due to older examples of needle-free technology not meeting customer needs owing to cost and performance limitations, and the small size of the companies directly marketing the technology not being able to gain a significant “share of voice” in the marketplace. The Company believes that its technology overcomes limitations of the past and that its business model of working with pharmaceutical company partners has the potential for substantial market penetration. To date neither the Company nor its competitors have achieved substantial market penetration under this model. However, the Company’s largest customer is a pharmaceutical company (Ferring), and one of the Company’s major competitors, Bioject Medical Technologies, Inc., has a pharmaceutical company (Serono) as its largest customer. In 2003, Antares licensed its needle-free injection technology to Eli Lilly and Company for use in the fields of diabetes and obesity.

Antares’ focus is on the market for the delivery of self-administered injectable drugs. The largest and most mature segments of this market consist of the delivery of insulin for patients with diabetes and human growth hormone for children with growth retardation. In the U.S., over 3.2 million people inject insulin for the treatment of diabetes, resulting in an estimated 2.3 billion injections annually, and the Company believes that the number of insulin injections will increase with time as the result of new diabetes management techniques, which recommend more frequent injections. A second attractive market has developed with growth hormone; children suffering from growth retardation take daily hormone injections for an average of five years. The number of children with growth retardation is small relative to diabetes, but most children are needle averse. The Company’s pharmaceutical partner in Europe has made significant inroads using its injectors in this market, and the Company expects similar progress in other geographic regions where partnerships have already been established. Other injectable drugs that are presently self-administered and may be suitable for injection with the Company’s systems include therapies for the prevention of blood clots and the treatment of multiple sclerosis, migraine headaches, inflammatory diseases, impotence, infertility, AIDS and hepatitis. Antares also believes that many injectable drugs currently under development will be administered by self-injection once they reach the market. It is estimated that there will be 190 biotechnology injectable drugs on the market in 2005, compared with 80 in 2000 and ten in 1990. This is supported by the continuing development of important chronic care products that can only be given by injection, the ongoing effort to reduce hospital and institutional costs by early patient release, and the gathering momentum of new classes of drugs that require injection. A representative list of such drugs introduced in recent years that all require home injection include Enbrel®(Amgen, Wyeth) for treatment of rheumatoid arthritis, Aranesp® (Amgen) for treatment of anemia, Kineret® (Amgen) for rheumatoid arthritis, Forteo™ (Lilly) for treatment of osteoporosis, Intron® A (Schering Plough) and Roferon® (Roche) for hepatitis C, Lantus® (Aventis Pharma) for diabetes, Rebif® (Serono) for multiple sclerosis, Copaxone (Teva) for multiple sclerosis and Gonal-F® for fertility treatment. The dramatic increase in numbers of products for self-administration by injection and the breadth of therapeutic areas covered by this partial listing is an exciting representation of the opportunity for Antares’ device portfolio. The estimated value of this market in 2005 is $30 billion.

According to one industry publication, worldwide hormone replacement revenues, the initial focus of the Company’s transdermal patch and topical gel formulation program, were expected to grow to $4.0 billion by 2002. As of 1998, only 15% of these sales were composed of transdermal delivery systems in the U.S. Further growth in this sector is likely to be achieved by the use of testosterone products in both male and female applications. The importance of gel products containing testosterone for men has been exemplified with the success of Androgel®) (Unimed-Solvay) for treatment of male hypogonadism, where second year sales in the US were greater than $200 million. A new market opportunity also exists with the use of low dose testosterone for treatment of female sexual dysfunction, a complaint that it is suggested could affect 30-50% of women. Currently no effective treatments are available for this disorder. Antares Pharma, along with its US partner BioSante, has testosterone products in clinical trial for both female and male applications. However, the Company believes that the industry is shifting away from oral systems, as evidenced in Europe, more specifically France, the leading country in the use of transdermal hormone replacement therapy. According to an industry report, 64.8% of treated menopausal women in France used either patch (44.7%) or gel (20.1%) therapy. It has also been suggested that the more physiological blood levels achieved when hormones are delivered across the skin may offer some advantage over oral therapy. At this time there is no long-term evidence to support this contention. In the future, products may be formulated to address equally large opportunities in other sectors of the pharmaceutical industry, including cardiovascular, pain, infectious diseases, addiction and central nervous system therapies.

Products and Technology

Current Needle-Free Injection Systems

The Medi-Jector Vision® is a small, easy-to-use insulin injector, introduced in October 1999, replacing the Medi-Jector Choice®. The Vision replaced the Choice in the U.S. insulin market in 1999 and 2000, the European growth hormone market in 2002 and has replaced the Choice in the remaining international growth hormone markets. Each injector model is operated by first compressing a coil spring mechanism and then filling the attached disposable plastic syringe from a multi-use medication vial. The proper dosage is displayed in the dosage window. An injection is given by holding the injector perpendicular to the skin in a location appropriate for the injection and pressing the trigger button. Each injector is recommended to be used for two years, and the needle-free plastic syringes are recommended for a one-week usage. The U.S. retail price of the Vision insulin device (excluding the needle-free syringe) is $335 The total annual cost to the end user of needle-free syringes and related supplies is approximately $250 per year (based upon an average of two injections per day). Based in part upon the results of marketing and clinical studies performed by Antares, the Company believes that injections using an Antares injection system are considered more comfortable and more discreet than injections using a conventional needle and syringe. The needle-free syringes used with any of the injector systems do not require special disposal. Once a needle-free syringe is removed from the device portion of the system, it cannot pierce the skin; consequently, the risk of cross-infection from discarded needle-free syringes is reduced significantly from the risk associated with needles.

New Device Development

The Company is currently developing two new injector platforms. One platform, code named the MJ-8, represents a new concept in needle-free delivery, incorporating a smaller power pack with a self-contained medicinal cartridge. This device has been designed to compete with cartridge-based pen-like devices, which use replaceable needles, common in the European insulin market and rapidly replacing conventional syringes in the U.S. insulin market. A second platform, referred to as the AJ-1, combines a very low energy power source with a small hidden needle to offer a totally disposable, single-use injection system. This device can also be used to delivery volumes up to 1.0ml, whereas the Company’s current needle-free systems are limited to 0.5ml. A modification of this device is being developed to deliver vaccines to the very superficial layers of skin, a popular direction of vaccine research. This diverse development program will offer pharmaceutical manufacturers a broad and attractive array of delivery choices while providing consumers with less expensive and more user-friendly injectors.

MJ-8 Injector. The Company believes that a continuing major obstacle to widespread market acceptance of needle-free injection systems has been the lack of a suitably compact and convenient injector. Although the size and complexity of injectors has been reduced over the years, further reduction in size is possible by limiting delivery of a single dose to 0.20ml or less. To this end, the Company has targeted the insulin market where most people in Europe and a growing number in the U.S. take several injections daily of 0.10ml to 0.15ml. Smaller doses require less energy and, therefore, smaller energy sources. The space conserved by reducing the energy source is used to store a drug cartridge within the device, adding further user convenience. Prototypes of this platform were tested in clinical trials starting in the fourth quarter of 2001 and throughout 2002.

AJ-1 Injector. The coil springs of the commercial needle-free injectors limit injection volume to 0.5ml; larger fluid volumes require larger springs and are, therefore, impractical. Nevertheless, injection volumes of 1.0ml or more are not uncommon. In 1998, engineers at Antares found that they could greatly reduce the size of the coil spring by adding a very short, hidden needle (mini-needle). They concluded that breaking the very outer layers of the skin with a small needle allows very low energy jet injection. At lower energies, the device could hold the drug in a small, standard, single-dose glass cartridge. The Company built and successfully tested a small, pre-filled, totally disposable mini-needle injector during 1999 and has continued to refine this platform for the needs of interested pharmaceutical companies. Engineers with Elan Corporation plc (“Elan”), a drug delivery company based in Ireland, developed additional proprietary technologies that complement the AJ-1 design, and in November 1998, the Company licensed the Elan technology for certain applications.

The Company expended approximately $3,556,000, $3,654,000 and $3,494,000 on research and development efforts during fiscal years 2001, 2002 and 2003, respectively. Of these amounts, approximately $729,000, $639,000 and $695,000, respectively, were funded by third-party sponsored development programs and licensing fees, which were reflected in revenues.

Topical Delivery Products

Antares’ ATD™ Gel product containing estradiol and norethindrone acetate (“NETA”) was licensed to Solvay in Europe in 1999 and has progressed successfully through Phase II clinical evaluation. Phase III studies may commence in 2004. In 2000, the Company signed an exclusive agreement with BioSante, an early stage U.S. pharmaceutical company, that began clinical studies of four ATD™ Gel hormone formulations for commercialization in the U.S. and other countries. BioSante’s clinical studies with estradiol gel (Bio-E-Gel™) are at Phase III, and those with testosterone gel for female sexual dysfunction (LibiGel™) are in Phase II.

Patents

When appropriate, the Company actively seeks protection for its products and proprietary information by means of U.S. and international patents and trademarks. With the injection device technology, the Company currently holds 22 patents and has an additional 70 applications pending in the U.S. and other countries. With the Company’s topical delivery technologies, it holds five patents, and an additional 30 applications in various countries are pending. The patents have expiration dates ranging from 2013 to 2022.

Some of the Company’s technology is developed on its behalf by independent outside contractors. To protect the rights of its proprietary know-how and technology, Company policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company-sponsored activities. Companies with which Antares has entered into development agreements have the right to certain technology developed in connection with such agreements.

Manufacturing

The Company operates a U.S. device manufacturing facility in compliance with current Quality System Regulations (“QSR”) established by the Food and Drug Administration (“FDA”) and by the centralized European regulatory authority (Medical Device Directive). Injector and disposable parts are manufactured by third-party suppliers and are assembled by a third-party supplier. Packaging is performed by a third-party supplier under the direction of the Company. Final quality control is performed by the Company. The Company may need to invest in automated assembly equipment if volume increases in the future.

On February 22, 2003 the Company entered into a manufacturing agreement under which all assembly work that had been performed by the Company at its Minneapolis facility was to be outsourced to a third-party supplier (“Supplier”). Under the terms of the agreement, the Supplier is responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the Company’s customers. The transition of the assembly operations to the Supplier was completed in May 2003. The Company will continue to have responsibility for the manufacturing of the product including the quality of all products and the release of all products produced by the Supplier. The agreement has an initial term of two years.

The Company was obligated, until January 1, 2004, to negotiate with Becton Dickinson before any other company for exclusive rights to manufacture disposable plastic components of certain injector systems under certain conditions. The Company pays Becton Dickinson royalties on sales of plastic components of certain injector systems.

The ATD™ Gel formulations for clinical studies are currently manufactured by contract under the Company’s supervision.

Marketing

The Company’s basic business strategy is to develop and manufacture new products specific to certain pharmaceutical applications and to market through the existing distribution systems of pharmaceutical and medical device companies.

During 2001, 2002 and 2003, international revenue accounted for 62%, 59% and 77% of total revenue, respectively. Europe (primarily Germany) accounted for 85%, 96% and 95% of international revenue in 2001, 2002 and 2003, respectively, with the remainder coming primarily from Asia. Ferring BV accounted for 38%, 49% and 62% of the Company’s worldwide revenues in 2001, 2002 and 2003, respectively. BioSante Pharmaceuticals, Inc. accounted for 28%, 30% and 14% of the Company’s worldwide revenues in 2001, 2002 and 2003, respectively. Revenue from Ferring resulted from sales of injection devices and related disposable components. Revenue from BioSante resulted from license fees, development fees, milestone payments and clinical testing supplies for hormone replacement therapy transdermal gel formulations.

Injection Devices

The Company markets needle-free injectors for insulin and growth hormone delivery through pharmaceutical companies and medical products distributors in over 20 countries. Device and related disposable product sales in 2003 were approximately $2.6 million. Historical product development alliances, from which licensing and development fees were obtained, include those with Becton Dickinson, Schering-Plough Corporation and the Organon division of Akzo Nobel.

With respect to current injection device selling efforts, the Company’s relationship with Ferring BV best reflects the Company’s basic strategy. Ferring is selling human growth hormone throughout Europe with a marketing campaign tied exclusively to the Antares needle-free delivery system. Ferring has been successful in establishing a user base of more than 3,000 children for its drug using the Antares needle-free system. In the Netherlands, where Ferring enjoys its largest market share, 22% of children taking growth hormone use Antares’ injector. During the past six years, a Japanese pharmaceutical company, JCR, has distributed small numbers of growth hormone injectors to hospital-based physicians. In 1999, SciGen Pte Ltd. began distribution in Asia of Antares’ growth hormone injectors along with its drug.

The table below summarizes the Company’s current collaborative and distribution agreements in the injection device sector.

Company	Market

Eli Lilly and Company	Development and license agreement Needle-free delivery Diabetes and Obesity (worldwide)

Becton Dickinson and Company(1)	Manufacturing – Needle-free disposable components (worldwide)

Ferring BV	Growth Hormone (Europe)

JCR Pharmaceuticals Co., Ltd.	Growth Hormone (Japan)

SciGen Pte Ltd.	Growth Hormone (Asia/Pacific)

drugstore.com	Insulin – E-Commerce (United States)

Care Service (Diabetic Express)	Insulin – Distribution – E-Commerce (United States/Canada)

(1)	Becton Dickinson had certain manufacturing bid rights to the Company’s disposable needle-free syringes under certain conditions, until January 1, 2004.

Distribution agreements are arrangements under which the Company’s products are supplied to end-users through the distributor. The Company provides the distributor with injection devices, and the distributor often receives a margin on sales. The Company currently has two distribution agreements under which the distributors sell the Company’s injector devices and related components for use with insulin. To date, the revenue received from these agreements has not been material.

Under the Company’s growth hormone agreements, the Company sells its injection devices to partners who manufacture and/or market human growth hormone directly. The partner then markets the Company’s devices with its human growth hormone. The Company receives benefit from these agreements in the form of manufacturing margins and royalties on end-sales of the Company’s products.

Under the Company’s December 1993 agreement with Ferring, the Company granted Ferring exclusive rights to use and market, throughout Europe and the former Soviet Union, the Company’s injector device for use with the administration of human growth hormone. Under the agreement, Ferring was required to pay the Company upon the occurrence of certain events, such as completion of certain clinical studies and receipt of regulatory approvals. The Company has received all such payments, and currently, the Company receives payment from Ferring for injectors supplied to Ferring. Unless Ferring exercises its option to renew the agreement for two-year periods, the agreement will terminate ten years following Ferring’s receipt of technical and regulatory approvals to market the Company’s injector devices in France, Germany, Italy and Spain. The last of such approvals was received December 1996. In 2003, revenue from Ferring accounted for 82% of the Company’s product sales. Revenue from the remaining two growth hormone agreements accounted for 5% or less of product sales in 2001, 2002 and 2003.

On January 22, 2003, the Company entered into a License Agreement with Ferring, under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s needle-free injector devices for the field of human growth hormone. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products.

The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company’s AJ-1 device in a specified field.

As consideration for the license grants, Ferring paid the Company EUR500,000 ($532,400) upon execution of the License Agreement, and paid an additional EUR1,000,000 ($1,082,098) on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 ($541,049) of the license fee received on February 24, 2003 will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires.

Over the past few years, the Company has taken several steps to increase its U.S. insulin injector distribution. As a result, in March 2001, the Company transferred U.S. distribution to Diabetic Express, a division of Care Services, Inc. Antares has concluded that the successful distribution of insulin devices will require additional physician support and the marketing power of a major insulin manufacturer. However, the Company’s current effort will continue because its devices provide a vital service to certain patients and provide the Company with considerable information regarding the needs of people required to self-administer drugs by injection.

On September 12, 2003, the Company entered into a Development and License Agreement (the “License Agreement”) with Eli Lilly and Company (“Lilly”). Under the License Agreement, the Company granted Lilly an exclusive license to certain of the Company’s needle-free technology in the fields of diabetes and obesity. The Company also granted an option to Lilly to apply the technology in one additional therapeutic area.

Topical Delivery Products

Over the short term, the majority of revenues generated from topical drug formulation will be through the fees generated by licensing and development agreements.

The following table describes existing pharmaceutical relationships in the topical delivery sector.

Pharmaceutical Company Partner	Compound	Market Segment	Technology

Solvay	NETA/Estradiol	Hormone replacement therapy (Europe)	ATD Gel™

BioSante	Progesterone/Estradiol/ Testosterone	Hormone replacement therapy (U.S., Canada, other countries)	ATD Gel™

SciTech	Estradiol/Testosterone	Hormone replacement therapy (Asia, Australia & Oceania)	ATD Gel™

Pharmacia (Pfizer)	Undisclosed	Undisclosed	Gel

NPMG development and license agreement	Lidocaine tetracaine	Topical Anesthetic Gel	ATD Gel™

ProSkelia – development and option agreement	Undisclosed	Undisclosed	ATD Gel™

The agreements in the table are license agreements under which the Company’s partners are conducting clinical evaluations of the Company’s products. For competitive reasons, the Company’s partners usually do not divulge the exact stage of clinical development. The two major agreements in the topical delivery sector are with Solvay Pharmaceuticals and BioSante Pharmaceuticals, Inc. Under the Company’s June 1999 agreement with Solvay, the Company granted an exclusive license to Solvay for the Company’s transdermal gel technology for delivery of an estradiol/progestin combination for hormone replacement therapy. The exclusive license applies to all countries and territories in the world, except for the United States, Canada, Japan and Korea. The agreement contains a development plan under which the Company and Solvay collaborate to bring the product to market. Solvay must pay the Company a license fee of $5 million in four separate payments, all of which are due upon completion of various phases of the development plan. To date, the Company has received $1.75 million of this fee. Once commercial sale of the product begins, Solvay is required to, on a quarterly basis, pay the Company a royalty based on a percentage of sales. The royalty payments will be required for a period of 15 years or when the last patent for the product expires, whichever is later.

In June 2000, the Company granted an exclusive license to BioSante to allow BioSante to develop and commercialize four of the Company’s gel technology products for use in hormone replacement therapy in the United

States, Canada and other countries. BioSante paid the Company $1 million upon execution of the agreement and is also required to pay the Company royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to the Company upon the occurrence of certain events related to regulatory filings and approvals.

Competition

Competition in the injectable drug delivery market is intensifying. The Company faces competition from traditional needle syringes, newer pen-like and sheathed needle syringes and other needle-free injection systems as well as alternative drug delivery methods including oral, transdermal and pulmonary delivery systems. Nevertheless, the vast majority of injections are currently administered using needles. Because injection is typically only used when other drug delivery methods are not feasible, the needle-free injection systems may be made obsolete by the development or introduction of drugs or drug delivery methods which do not require injection for the treatment of conditions the Company has currently targeted. In addition, because the Company intends to enter into collaborative arrangements with pharmaceutical companies, the Company’s competitive position will depend upon the competitive position of the pharmaceutical company with which it collaborates for each drug application.

Two companies currently sell injectors to the U.S. insulin market. Antares believes that it retained the largest market share in 2003 and competes on the basis of device size, price and ease of use. In 1998, Bioject Medical Technologies, Inc., the manufacturer of a needle-free gas-powered injector, purchased the insulin injector business of Vitajet, and after some months of redesign, entered the U.S. insulin injector market. Equidyne, Inc. entered the worldwide insulin injector market in mid-2000 but was no longer operating in this area as of late 2003.

Powderject Pharmaceuticals, plc, a British research company, is developing a needle-free injection system based upon the principle of injecting a fine dry powder. Bioject and Powderject compete actively and successfully for licensing agreements with pharmaceutical manufacturers. Powderject has recently refocused exclusively on the use of its technology for vaccine delivery and licensed its technology for therapeutic applications to AlgoRx, a United States company.

The Company expects the needle-free injection market to expand, even though improvements continue to be made in needle syringes, including syringes with hidden needles and pen-like needle injectors. The Company expects to compete with existing needle injection methods as well as new delivery methods yet to be commercialized. For example, Inhale Therapeutic Systems, Inc. (now Nektar Therapeutics), in partnership with Pfizer, Inc. and Aventis Pharmaceuticals, is completing Phase III clinical testing of inhaled insulin which, if successful, could replace the use of injection for some patients.

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

Government Regulation

Antares’ products and manufacturing operations are subject to extensive government regulations, both in the United States and abroad. In the United States, the FDA administers the Federal Food Drug and Cosmetic Act (the “FDC Act”) and has adopted various regulations affecting the Company’s business, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries and certain malfunctions to the FDA. Manufacturing facilities and certain company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FDC Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

Drug delivery systems such as injectors may be legally marketed as a medical device or may be evaluated as part of the drug approval process in connection with a new drug application (“NDA”) or a Product License Application (“PLA”). Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products to address the challenges associated with the premarket review and regulation of combination products. New drug/delivery combinations require the submission of a request for designation for the Office of Combination Products to determine assignment to the appropriate regulatory center. To the extent permitted under the FDC Act and current FDA policy, the Company intends to seek the required approvals and clearance for the use of its new injectors, as modified for use in specific drug applications under the medical device provisions, rather than under the new drug provisions, of the FDC Act.

Products regulated as medical devices may not be commercially distributed in the United States unless they have been found substantially equivalent to a marketed product or approved by the FDA, unless otherwise exempted from the FDC Act and regulations thereunder. There are two methods for obtaining such clearance or approvals. Under Section 510(k) of the FDC Act (“510(k) notification”), certain products qualify for a pre-market notification (“PMN”) of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish in the PMN that the product to be marketed is substantially equivalent to another legally marketed product (that is, that it has the same intended use and that it is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with a PMN, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval (“PMA”) application under Section 515 of the FDC Act. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification, typically requiring more extensive pre-filing testing and a longer FDA review process. The Company believes that injection systems, when indicated for use with drugs or biologicals approved by the FDA, will be regulated as medical devices and are eligible for clearance through the 510(k) notification process. There can be no assurance, however, that the FDA will not require a PMA in the future.

In addition to submission when a device is being introduced into the market for the first time, a PMN is also required when the manufacturer makes a change or modification to a previously marketed device that could significantly affect safety or effectiveness, or where there is a major change or modification in the intended use or in the manufacture of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) notification. The Company has received 510(k) marketing clearance from the FDA to allow marketing of the Medi-Jector Choice and the Medi-Jector Vision systems for the delivery of U-100 insulin. In the future the Company or its partners may submit 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

If the FDA concludes that any or all of the Company’s new injectors must be handled under the new drug provisions of the FDC Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. The Company’s injectors may be required to be approved as a combination drug/device product under a supplemental NDA for use with previously approved drugs. Under these circumstances, the Company’s device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be packaged and sold in combination with a particular drug.

To the extent that the Company’s modified injectors are packaged with the drug, as part of a drug delivery system, the entire package is subject to the requirements for drug/device combination products. These include drug manufacturing requirements, drug adverse reaction reporting requirements, and all of the restrictions that apply to drug labeling and advertising. In general, the drug requirements under the FDC Act are more onerous than medical device requirements. These requirements could have a substantial adverse impact on the Company’s ability to commercialize its products and its operations.

In the European Union, a drug delivery device that is an integral combination with the drug to be delivered is considered part of the medicinal product and is regulated as a drug. Gels are drug delivery devices which are, therefore, regulated as drugs and must comply with the requirements described in the Council Directive 65/65/EEC.

The FDC Act also regulates quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the current Quality System Regulations (“QSR”). The FDA’s interpretation and enforcement of these requirements have been increasingly strict in recent years and seem likely to be even more stringent in the future. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA and by conducting periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might violate the QSR, the manufacturer must correct those conditions or explain them satisfactorily. Failure to adhere to QSR requirements would cause the devices produced to be considered in violation of the FDA Act and subject to FDA enforcement action that might include physical removal of the devices from the marketplace.

The FDA’s Medical Device Reporting Regulation requires companies to provide information to the FDA on the occurrence of any death or serious injuries alleged to have been associated with the use of their products, as well as any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with these regulations, it could institute proceedings to detain or seize company products, issue a recall, seek injunctive relief or assess civil and criminal penalties against the company or its executive officers, directors or employees.

The Company is also subject to the Occupational Safety and Health Act (“OSHA”) and other federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances.

Sales of medical devices outside of the U.S. are subject to foreign legal and regulatory requirements. The Company’s transdermal and injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices and products vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Antares relies upon the companies marketing its injectors in foreign countries to obtain the necessary regulatory approvals for sales of the Company’s products in those countries. Generally, products having an effective 510(k) clearance or PMA may be exported without further FDA authorization.

The Company has obtained ISO 9001:2000/EN 46001 qualification for its manufacturing systems. This certification shows that the Company’s procedures and manufacturing facilities comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidences compliance with the requirements enabling the Company to affix the CE Mark to current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union (“EU”) countries. Semi-annual audits by the Company’s notified body, British Standards Institute, are required to demonstrate continued compliance.

Forward Looking Statements

Antares and its representatives may from time to time make written or oral forward-looking statements with respect to its annual or long-term goals, including statements contained in its filings with the Securities and Exchange Commission and in reports to shareholders.

The words or phrases “will likely result,” “are expected to,” “will continue to,” “is anticipated,” “estimate,” “project,” “may,” “should,” “plans,” “believes,” “predicts,” “intends,” “potential” or “continue” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Antares cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Antares is identifying the important risk factors below that could affect its financial performance and could cause its actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company undertakes no obligation to publicly revise any forward-looking statements to reflect future events or circumstances.

Risk Factors

The following “risk factors” contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment. In this Section, the terms “we” and “our” refer to Antares Pharma, Inc.

Risks Related to Our Business

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We had negative working capital of ($2,972,057) at December 31, 2002 and working capital of $615,371 at December 31, 2003. We incurred net losses of ($11,608,765) and ($32,817,964) in the fiscal years ended 2002 and 2003, respectively. In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2003 of ($74,126,619). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. Our results for 2003 included noncash charges of approximately $24,000,000 related to the restructuring of our capital structure and warrants that were classified as debt under generally accepted accounting principles. In the third quarter of 2003, we amended all of our warrants that were classified as debt to cause the warrants to be accounted for as equity.

We recently completed three private placements in February and March 2004 in which we received aggregate gross proceeds of $15,120,000. We believe that the combination of these equity financings and projected product sales and product development and license revenues will provide us with sufficient funds to support operations until the Company achieves profitability and is able to generate its own working capital.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	the demand for our technologies from current and future biotechnology and pharmaceutical partners;

•	our ability to manufacture products efficiently and with the required quality;

•	our ability to increase manufacturing capacity to allow for new product introductions;

•	the level of product competition and of price competition;

•	our ability to develop additional commercial applications for our products;

•	our ability to obtain regulatory approvals;

•	our ability to control costs; and

•	general economic conditions.

We depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue

During fiscal 2003, we derived approximately 62% and 14% of our revenue, respectively, from the following two customers:

•	Ferring BV

•	BioSante Pharmaceuticals, Inc.

The loss of either of these customers would cause our revenues to decrease significantly, increase our continuing losses from operations and, ultimately, could require us to cease operating. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

If we or our third-party manufacturer are unable to supply Ferring BV with our devices pursuant to our current license agreement with Ferring, Ferring would own a fully paid up license for certain of our intellectual property

Pursuant to our license agreement with Ferring BV, we licensed certain of our intellectual property related to our needle-free injection devices, including a license that allows Ferring to manufacture our devices on its own for use with its human growth hormone product. This license becomes effective if we are unable to continue to supply product to Ferring under our current supply agreement. In accordance with the license agreement, we entered into a manufacturing agreement with a third party to manufacture our devices for Ferring. If we or this third party are unable to meet our obligations to supply Ferring with our devices, Ferring would own a fully paid up license to manufacture our devices and to use and exploit our intellectual property in connection with Ferring’s human growth hormone product. In such event, we would no longer receive royalty revenues from Ferring, and we would no longer be able to license such technology to other parties for use in the field of human growth hormone therapy.

We have limited manufacturing experience and may experience manufacturing difficulties related to the use of new materials and procedures, which could increase our production costs and, ultimately, decrease our profits

Our past assembly, testing and manufacturing experience for certain of our technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. Additionally, in February 2003, we entered into a manufacturing agreement under which a third party will assemble certain component parts of our MJ6B and MJ7 devices. There can be no assurance that this third-party manufacturer will be able to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our drug delivery technology. Any failure to do so would negatively impact our business, financial condition and results of operations.

Our products have achieved only limited acceptance by patients and physicians, which continues to have a negative effect on our revenue

Our business ultimately depends on patient and physician acceptance of our needle-free injectors, gels and our other drug delivery technologies as an alternative to more traditional forms of drug delivery, including injections using a needle and transdermal patch products. To date, our device technologies have achieved only limited acceptance from such parties. The degree of acceptance of our drug delivery systems depends on a number of factors. These factors include, but are not limited to, the following:

•	advantages over alternative drug delivery systems or similar products from other companies;

•	demonstrated clinical efficacy, safety and enhanced patient compliance;

•	cost-effectiveness;

•	convenience and ease of use of injectors and transdermal gels; and

•	marketing and distribution support.

Physicians may refuse to prescribe products incorporating our drug delivery technologies if they believe that the active ingredient is better administered to a patient using alternative drug delivery technologies, that the time required to explain use of the technologies to the patient would not be offset by advantages, or they believe that the delivery method will result in patient noncompliance. Factors such as patient perceptions that a gel is inconvenient to apply or that devices do not deliver the drug at the same rate as conventional drug delivery methods may cause patients to reject our drug delivery technologies. Because only a limited number of products incorporating our drug delivery technologies are commercially available, we cannot yet fully assess the level of market acceptance of our drug delivery technologies.

A 2002 National Institute of Health (NIH) study questioned the safety of hormone replacement therapy for menopausal women, and our female hormone replacement therapy business may suffer as a result

In July 2002, the NIH halted a long-term study being conducted on oral female hormone replacement therapy (HRT) using a combination of estradiol and progestin because the study showed an increased risk of breast cancer, heart disease and blood clots in women taking the combination therapy. The arm of the study using estrogen alone was stopped in March 2004 after the NIH concluded that the benefits of estrogen did not outweigh the stroke risk for women in this trial. The halted study looked at only one brand of oral combined HRT and of estrogen, and there is no information on whether brands with different levels of hormones would carry the same risk. In January 2003, the FDA announced that it would require new warnings on the labels of HRT products, and it advised patients to consult with their physicians about whether to continue treatment with continuous combined HRT and to limit the period of use to that required to manage post-menopausal vasomotor symptoms only. Subsequently, additional analysis from the NIH study has suggested a slight increase in the risk of cognitive dysfunction developing in patients on long-term combined HRT. Other HRT studies have found potential links between HRT and an increased risk of dementia and asthma. These results and recommendations impacted the use of HRT, and product sales have diminished significantly. We cannot yet assess the impact any of the studies’ results may have on our contracts for our transdermal gel products designed for HRT. We also cannot predict whether our alternative route of transdermal administration of HRT products will carry the same risk as the oral products used in the study.

If transdermal gels do not achieve market acceptance, we may be unable to achieve profits from this technology

Because transdermal gels are a newer, less understood method of drug delivery, our potential consumers have little experience with manufacturing costs or pricing parameters. Our assumption of higher value may not be shared by the consumer. To date, transdermal gels have gained successful entry into only a limited number of markets. There can be no assurance that transdermal gels will ever gain market acceptance beyond these markets sufficient to allow us to achieve and/or sustain profitable operations in this product area.

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

We may be unable to successfully expand into new areas of drug delivery technology, which could negatively impact our business as a whole

We intend to continue to enhance our current technologies. Even if enhanced technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because

•	the potential technologies may fail clinical studies;

•	we may not find a pharmaceutical company to adopt the technologies;

•	it may be difficult to apply the technologies on a commercial scale;

•	the technologies may not be economical to market; or

•	we may not receive necessary regulatory approvals for the potential technologies.

We have not yet completed research and development work or obtained regulatory approval for any technologies for use with any drugs other than insulin, human growth hormone and estradiol. There can be no assurance that any newly developed technologies will ultimately be successful or that unforeseen difficulties will not occur in research and development, clinical testing, regulatory submissions and approval, product manufacturing and commercial scale-up, marketing, or product distribution related to any such improved technologies or new uses. Any such occurrence could materially delay the commercialization of such improved technologies or new uses or prevent their market introduction entirely.

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

Although it is impossible for us to identify the amount of sales of our products that our customers will submit for payment to third-party insurers, at least some of these sales may be dependent in part on the availability of adequate reimbursement from these third-party healthcare payors. Currently, insurance companies and other third-party payors reimburse the cost of certain technologies on a case-by-case basis and may refuse reimbursement if they do not perceive benefits to a technology’s use in a particular case. Third-party payors are increasingly challenging the pricing of medical products and services, and there can be no assurance that such third-party payors will not in the future increasingly reject claims for coverage of the cost of certain of our technologies. Insurance and third-party payor practice vary from country to country, and changes in practices could negatively affect our business if the cost burden for our technologies were shifted more to the patient. Therefore, there can be no assurance that adequate levels of reimbursement will be available to enable us to achieve or maintain market acceptance of our technologies or maintain price levels sufficient to realize profitable operations. There is also a possibility of increased government control or influence over a broad range of healthcare expenditures in the future. Any such trend could negatively impact the market for our drug delivery technologies.

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue

Our business plans require us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner company typically assists us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy. Our licensees will also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories. We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements. Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability. As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees. The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations. In addition, factors that adversely impact the introduction and level of sales of any drug covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.

The failure of any of our third-party licensees to develop, obtain regulatory approvals for, market, distribute and sell our products as planned may result in us not meeting revenue and profit targets

Pharmaceutical company partners help us develop, obtain regulatory approvals for, manufacture and sell our products. If one or more of these pharmaceutical company partners fail to pursue the development or marketing of the products as planned, our revenues and profits may not reach expectations or may decline. We may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. We do not intend to have a direct marketing channel to consumers for our drug delivery technologies except through current distributor agreements in the United States for our insulin delivery device. Therefore, the success of the marketing organizations of the pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies. Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

Our business could suffer if we are unable to effectively compete with our competitors’ technologies

Additional competitors in the needle-free injector market, some with greater resources and experience than us, may enter the market, as there is an increasing recognition of a need for less invasive methods of injecting drugs. Similarly, several companies are competing in the transdermal gel market. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Cellegy Pharmaceuticals, Inc., Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc. and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

In general, injection is used only with drugs for which other drug delivery methods are not possible, in particular with biopharmaceutical proteins (drugs derived from living organisms, such as insulin and human growth hormone) that cannot currently be delivered orally, transdermally (through the skin) or pulmonarily (through the lungs). Transdermal patches and gels are also used for drugs that cannot be delivered orally or where oral delivery has other limitations (such as high first pass drug metabolism, meaning that the drug dissipates quickly in the digestive system and, therefore, requires frequent administration). Many companies, both large and small, are engaged in research and development efforts on less invasive methods of delivering drugs that cannot be taken orally. The successful development and commercial introduction of such a non-injection technique would likely have a material adverse effect on our business, financial condition, results of operations and general prospects.

Competitors may succeed in developing competing technologies or obtaining governmental approval for products before we do. Competitors’ products may gain market acceptance more rapidly than our products, or may be priced more favorably than our products. Developments by competitors may render our products, or potential products, noncompetitive or obsolete.

Although we have applied for, and have received, several patents, we may be unable to protect our intellectual property, which would negatively affect our ability to compete

Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments.

Currently, we have been granted 27 patents in the United States and 35 patents in other countries. We have also made application for a total of 100 patents, both in the United States and other countries. Any patent applications we may have made or may make relating to inventions for our actual or potential products, processes and technologies may not result in patents being issued or may result in patents that provide insufficient or incomplete coverage for our inventions. Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain their own patents that may have an adverse effect on our ability to conduct business, or are able to otherwise circumvent our patents. Further, we may not have the necessary financial resources to enforce or defend our patents or patent applications.

To protect our trade secrets and proprietary technologies and processes, we rely, in part, on confidentiality agreements with employees, consultants and advisors. These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully and independently develop the same or similar information.

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

If the pharmaceutical companies to which we license our technologies lose their patent protection or face patent infringement claims for their drugs, we may not realize our revenue or profit plan

The drugs to which our drug delivery technologies are applied are generally the property of the pharmaceutical companies. Those drugs may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies or third parties. If those patents or other forms of protection expire, become ineffective or are subject to the control of third parties, sales of the drugs by the collaborating pharmaceutical company may be restricted or may cease. Our expected revenues, in that event, may not materialize or may decline.

We or our licensees may incur significant costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products

The design, development, testing, manufacturing and marketing of pharmaceutical compounds, medical nutrition and diagnostic products and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The approval process is generally lengthy, expensive and subject to unanticipated delays. Currently, we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities in other countries and anticipate seeking regulatory approval from the FDA for products developed pursuant to our agreement with BioSante. Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by our partners or us. There can be no assurance as to when or whether such approvals from regulatory authorities will be received.

Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new drug application also may cause delays or rejection of an approval. Even if the FDA approves a product, the approval may limit the uses or “indications” for which a product may be marketed, or may require further studies. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

In other jurisdictions, we, and the pharmaceutical companies with whom we are developing technologies, must obtain required regulatory approvals from regulatory agencies and comply with extensive regulations regarding safety and quality. If approvals to market the products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues may not materialize or may decline. We may not be able to obtain all necessary regulatory approvals. We may be required to incur significant costs in obtaining or maintaining regulatory approvals.

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions

If we, or pharmaceutical companies with whom we are developing technologies, fail to comply with applicable regulatory requirements, the pharmaceutical companies, and we, may be subject to sanctions, including the following:

•	warning letters;

•	fines;

•	product seizures or recalls;

•	injunctions;

•	refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;

•	total or partial suspension of production;

•	withdrawals of previously approved marketing applications; or

•	criminal prosecutions.

Our revenues may be limited if the marketing claims asserted about our products are not approved

Once a drug product is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA’s marketing surveillance department within the Center for Drugs, must approve marketing claims asserted by our pharmaceutical company partners. If a pharmaceutical company partner fails to obtain from the Division of Drug Marketing acceptable marketing claims for a product incorporating our drug technologies, our revenues from that product may be limited. Marketing claims are the basis for a product’s labeling, advertising and promotion. The claims the pharmaceutical company partners are asserting about our drug delivery technologies, or the drug product itself, may not be approved by the Division of Drug Marketing.

Product liability claims related to participation in clinical trials or the use or misuse of our products could prove to be costly to defend and could harm our business reputation

The testing, manufacturing and marketing of products utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with whom we are developing drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. Adverse claim experience for our products or licensed technologies or medical device, pharmaceutical or insurance industry trends may make it difficult for us to obtain product liability insurance or we may be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all.

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

We are involved in international markets, and this subjects us to additional business risks

We have offices and a research facility in Basel, Switzerland, and we also license and distribute our products in the European Community and the United States. These geographic localities provide economically and politically stable environments in which to operate. However, in the future, we intend to introduce products through partnerships in other countries. As we expand our geographic market, we fill face additional ongoing complexity to our business and may encounter the following additional risks:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local companies;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	difficulties in enforcing our legal rights;

•	reduced or limited protections of intellectual property rights; and

•	political and economic instability.

A significant portion of our international revenues is denominated in foreign currencies. An increase in the value of the U.S. dollar relative to these currencies may make our products more expensive and, thus, less competitive in foreign markets.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability

Terrorist attacks, such as those that occurred on September 11, 2001, and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States and Switzerland, as well as those of our clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

Risks Related to our Common Stock

On July 1, 2003, our stock was delisted from Nasdaq for failure to comply with Nasdaq’s listing standards, and investors may perceive our listing on the OTC Bulletin Board as less desirable

On July 1, 2003, our stock was delisted from the Nasdaq SmallCap Market, and it now trades in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. Trading of our common stock in the over-the-counter market may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock in an over-the-counter market may make us less desirable to institutional investors and may, therefore, limit our future equity funding options.

Together, certain of our shareholders own a majority of our stock and could ultimately control decisions regarding our company

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella, own a substantial portion (as of March 15, 2004, approximately 23%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 55,000 shares of common stock. Additionally, two investors (the Xmark funds and SDS funds) own Series D Convertible Preferred Stock and warrants that are, as of March 15, 2004, convertible into or exercisable for an aggregate of 4,187,486 shares of our common stock. These investors also directly own an aggregate of 5,973,343 shares of our common stock. Finally, as a result of our recent private placements, the North Sound funds and Perceptive Life Sciences Master Fund own an aggregate of 4,700,000 shares of our common stock and own warrants exercisable for an aggregate of 1,983,333 shares of our common stock. If the Xmark funds and SDS converted all of the Series D stock and if Dr. Gonella and all of the above investors exercised all of the warrants or options owned by them, Dr. Gonella would own approximately 27%, and the investors as a group would own approximately 35%, of our common stock.

Because the parties described above either currently own or could potentially own a large portion of our stock, they may be able to generally determine or they will be able to significantly influence the outcome of corporate actions requiring shareholder approval. As a result, these parties may be in a position to control matters affecting our company, including decisions as to our corporate direction and policies; future issuances of certain securities; our incurrence of debt; amendments to our articles of incorporation and bylaws; payment of dividends on our common stock; and acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control. As a result, some investors may be unwilling to purchase our common stock. In addition, if the demand for our common stock is reduced because of these shareholders’ control of the Company, the price of our common stock could be materially depressed.

Certain of our shareholders own large blocks of our common stock and own securities convertible or exercisable into shares of our common stock, and any exercises, conversions or sales by these shareholders could substantially lower the market price of our common stock

Several of our shareholders, including Dr. Gonella, whose sales are subject to volume limitations, the Xmark funds, the SDS funds, the North Sound funds and Perceptive Life Sciences Master Fund, own large blocks of our common stock. With the exception of a portion of the stock controlled by Dr. Gonella, the shares of our common stock owned by these shareholders (or issuable to them upon exercise or conversion of warrants, Series D stock or options) are either registered or are being registered with this registration statement. Future sales of large blocks of our common stock by any of the above investors could substantially depress our stock price.

Future conversions or exercises by holders of Series D stock, warrants or options could substantially dilute our common stock

As of March 15, 2004, our Series D stock is convertible into an aggregate of 2,437,490 shares of common stock. Additionally, we currently have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $1.60 per share, for an aggregate of 15,090,170 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $1.13 to $1.77 per share, for an aggregate of 1,541,030 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon conversion of the Series D stock or exercise of the above warrants or options. The Series D stock, the warrants and the options are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock issuable upon exercise of the warrants or options held by these investors and into which the Series D is convertible are either currently registered or will be registered pursuant to a registration statement that we intend to file by April 15, 2004.

Sales of our common stock by our officers and directors may lower the market price of our common stock

As of March 15, 2004, our officers and directors beneficially owned an aggregate of 13,624,857 shares (or approximately 35.5%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other shareholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

We do not expect to pay dividends in the foreseeable future

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

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

Employees

As of March 15, 2004, Antares employed 14 full-time and two part-time employees in Minnesota and Pennsylvania, and the subsidiaries employed 12 full-time and one part-time employees in Switzerland. None of the Company’s employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Roger G. Harrison, Ph.D.	56	Chief Executive Officer, President and Director

Lawrence Christian	61	Chief Financial Officer, Secretary and Vice President - Finance

Dario Carrara, Ph.D.	40	Managing Director - Formulations Group

Peter Sadowski, Ph.D.	56	Vice President - Devices Group

Roger G. Harrison, Ph.D., joined Antares Pharma as Chief Executive Officer, President and a member of the Board of Directors in March 2001. Since 1984 Dr. Harrison held various positions at Eli Lilly and Company in the United States. His most recent role with that company was Director of Alliance Management. Other positions at Lilly included Global Product Team Leader and Director, Development Projects Management and Technology Development and Planning. Dr. Harrison earned a Ph.D. in organic chemistry and a B.Sc. in chemistry from Leeds University in the United Kingdom and conducted postdoctoral research work at Zurich University in Switzerland.

Lawrence Christian is currently Chief Financial Officer, Vice President – Finance and Secretary. He joined the Company in March 1999 as Vice President, Finance & Administration, Chief Financial Officer and Secretary. Mr. Christian took early retirement from 3M after a 16-year career. Since 1996 Mr. Christian had been with 3M as Financial Director – World-Wide Corporate R&D and Government Contracts and was involved in organizing new business venture units and commercialization of new technologies. Prior to 1996 Mr. Christian served as Financial Manager – Government Contracts, European Controller and Division Controller within 3M. Prior to joining 3M in 1982, Mr. Christian was Vice President/CFO of APC Industries, Inc., a closely-held telecommunications manufacturing company in Texas.

Dario Carrara, Ph.D. is currently Managing Director – Formulations Group, located in Basel, Switzerland. He served as General Manager of Permatec’s Argentinean subsidiary from 1995 until its liquidation in 2000. Prior to joining Permatec, between 1986 and 1995, Dr. Carrara worked as Pharmaceutical Technology Manager for Laboratorios Beta, a pharmaceutical laboratory in Argentina that ranks among the top ten pharmaceutical companies in Argentina. Dr. Carrara has extensive experience in developing transdermal drug delivery devices. He earned a double degree in Pharmacy and Biochemistry, as well as a Ph.D. in Pharmaceutical Technology from the University of Buenos Aires.

Peter Sadowski, Ph.D., is currently Vice President – Devices Group, located in Minneapolis, Minnesota. He joined the Company in March 1994 as Vice President, Product Development. He was promoted to Executive Vice President and Chief Technology Officer in 1999. From October 1992 to February 1994, Dr. Sadowski served as Manager, Product Development for GalaGen, Inc., a biopharmaceutical company. From 1988 to 1992, he was Vice President, Research and Development for American Biosystems, Inc., a medical device company. Dr. Sadowski holds a Ph.D. in microbiology.

Liability Insurance

The Company’s business entails the risk of product liability claims. Although the Company has not experienced any material product liability claims to date, any such claims could have a material adverse impact on its business. The Company maintains product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $5 million. The Company evaluates its insurance requirements on an ongoing basis.

Item 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 3,000 square feet of office space in Exton, Pennsylvania for its corporate headquarters facility. The lease will terminate in November 2004. The Company believes this facility will be sufficient to meet its Exton requirements through the lease period.

The Company leases approximately 23,000 square feet of office, manufacturing and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in April 2004. As discussed in Note 11 to the Consolidated Financial Statements, in February 2003 the Company entered into a manufacturing agreement under which all assembly work previously performed by the Company at its Minneapolis facility was outsourced to a third party manufacturer. The transition of the assembly operations was completed in May of 2003, which substantially reduced the Company’s facility space requirements. In February 2004, the Company signed a lease agreement for approximately 9,500 square feet of office and laboratory space in Plymouth, which the Company intends to move into in April of 2004. The lease will terminate in 2011.

The Company also leases facilities in Basel, Switzerland, for office space and formulation and analytical laboratories. During 2003 the lease agreement was amended to reflect a reduction from 1,000 to 650 square meters. The lease will terminate in September 2008. The Company believes the facilities will be sufficient to meet its Switzerland requirements through the lease period.

Item 3. LEGAL PROCEEDINGS

On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask’s counsel asserted, among other things, that the provisions of the agreement require the Company to pay Spencer Trask commissions on the amounts raised in the Company’s July 2003 private placements. On September 8, 2003, Spencer Trask filed suit against the Company in federal court in the Southern District of New York. The Company and Spencer Trask executed a Settlement Agreement with respect to this litigation, and the court dismissed the case.

On September 25, 2003, Josephberg Grosz & Company (“JGC”) notified the Company that it intends to commence an arbitration action against the Company in New York State. The Company and JGC entered into a letter agreement on April 8, 2002. JGC claims that, pursuant to the letter agreement, the Company owes it seven percent of the proceeds received by the Company, as well as ten percent of various shares and securities issued by the Company, in connection with up to $6 million in financing received by the Company since April 5, 2002. The Company disputes that it owes any amounts to JGC. The Company intends to vigorously defend this claim.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 31, 2003, the Company held an annual meeting of its shareholders. At the meeting, the shareholders elected Anton Gueth and Roger Harrison to the Company’s board of directors to serve until the 2006 annual meeting. With respect to the nomination of Mr. Gueth to the board of directors, there were 11,853,168 votes cast in favor of the proposal, zero votes cast against the proposal, 8,462 abstentions and zero broker non-votes. With respect to the nomination of Dr. Harrison to the board of directors, there were 11,856,128 votes cast in favor of the proposal, zero votes cast against the proposal, 5,502 abstentions and zero broker non-votes.

At the annual meeting, the shareholders also approved the following items:

•	an amendment to the Company’s 2001 Incentive Stock Option Plan for Employees to increase the number of shares authorized thereunder from 600,000 to 2,000,000;

•	an amendment to the Company’s 2001 Stock Option Plan for Non-Employee Directors and Consultants to increase the number of shares authorized thereunder from 200,000 to 600,000; and

•	the ratification of the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

With respect to the proposal to approve the increase in the authorized shares under the Company’s 2001 Incentive Stock Option Plan for Employees, there were 11,814,086 votes cast in favor of the proposal, 37,068 votes cast against the proposal, 10,476 abstentions and zero broker non-votes. With respect to the proposal to approve the increase in the authorized shares under the Company’s 2001 Stock Option Plan for Non-Employee Directors and Consultants, there were 11,813,321 votes cast in favor of the proposal, 38,333 votes cast against the proposal, 9,976 abstentions and zero broker non-votes. With respect to the proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors, there were 11,861,710 votes cast in favor of the proposal, 5,870 votes cast against the proposal, 4,050 abstentions and zero broker non-votes.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company’s Common Stock traded on the Nasdaq Small Cap Market of the Nasdaq Stock Market from March 8, 1999 through June 30, 2003. Effective July 1, 2003, the Company’s securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter Bulletin Board under the symbol ANTR.OB. Prior to the delisting, the Company’s Common Stock had been traded under the symbol ANTR. The following table sets forth the per share high and low sales prices of the Company’s Common Stock for each quarterly period during the two most recent fiscal years. Sale prices are as reported by the Nasdaq Stock Market through the second quarter of 2003 and the Over-the-Counter Bulletin Board for the third and fourth quarters of 2003.

	High	Low
2002:
First Quarter	$5.000	$2.780
Second Quarter	5.000	2.650
Third Quarter	4.750	1.100
Fourth Quarter	1.830	0.290

2003:
First Quarter	0.890	0.300
Second Quarter	2.380	0.360
Third Quarter	3.750	0.800
Fourth Quarter	1.950	1.010

Common Shareholders

As of March 1, 2004, the Company had 159 holders of record of its common stock, with another estimated 2,258 shareholders whose stock is held in nominee name.

Dividends

The Company has not paid or declared any cash dividends on its common stock during the past six years. The Company has no intention of paying cash dividends in the foreseeable future on common stock. The Company is obligated to pay semi-annual dividends on Series A Convertible Preferred Stock (“Series A”) at an annual rate of 10%, payable on May 10 and November 10 each year. In addition to the stated 10% dividend, the Company is also obligated to pay foreign tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such foreign tax withholding payments have been reflected as dividends, since they are non-recoverable. The Series A agreement has a provision which allows the Company to pay the dividend by issuance of the same stock when funds are not available. The Company has exercised this provision for the last nine dividend payments.

Sales of Unregistered Securities

On February 5, 2001 Antares issued 1,194,537 shares of common stock for $7,000,000, and on March 5, 2001, the Company issued 511,945 shares of common stock for $3,000,000 in connection with a private placement of Units. Each Unit, at a price of $23.44, consisted of (i) four shares of Antares common stock, $0.01 par value, and (ii) a warrant to purchase one share of Antares common stock. Each of the warrants, to purchase in the aggregate 426,621 shares of common stock, issued in the private placement is exercisable for a period of five years at an exercise price of $7.03. The proceeds from the sale of these securities have been primarily used for working capital. There was no underwriter involved and no fees were paid to any other parties, except legal and accounting fees, in connection with this transaction. These securities were exempt from registration because they were issued to four accredited investors in a private placement in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

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

During the second quarter of 2002 the Company issued 80,000 shares of fully vested common stock valued at $283,000 to two consultants for services to be performed in connection with equity advisory and investor relations. Of the 80,000 shares issued, 20,000 were issued as compensation directly related to the closing on July 12, 2002 of $2,000,000 of the Company’s 10% convertible debentures (described below). These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 10, 2002 the principal balance of $2,000,000 and accrued interest of $36,550 under a term note agreement with the Company’s majority shareholder, Dr. Jacques Gonella, was converted into 509,137 shares of common stock at $4.00 per share. The securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

On July 12, 2002 the Company entered into a Securities Purchase Agreement (the “Agreement”) for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company’s 10% convertible debentures. The debentures were convertible into shares of the Company’s common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company’s common stock, as reported on the Nasdaq SmallCap Market. Within 15 days of the closing, the Company was obligated to file a registration statement with the Securities and Exchange Commission to register the shares issuable upon conversion of the debentures. Under the terms of the Agreement, the Company received $700,000 upon closing of the transaction on July 12, 2002, an additional $700,000 after the Company filed the registration statement on July 19, 2002 to register the shares issuable upon conversion of the debentures, and $600,000 when such registration statement was declared effective, October 10, 2002. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt issuance discount of $1,720,000 in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. As of February 7, 2003, $581,000 of the debentures had been converted into 1,777,992 shares of common stock. These securities were exempt from registration because they were issued to eight accredited investors in a private placement in reliance on Rule 506 of Regulation D under the Securities Act of 1933.

During the fourth quarter of 2002 the Company issued 38,810 shares of fully vested common stock valued at $21,300 to two consultants for services to be performed in connection with equity advisory and media consulting agreements. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

On February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $464,000 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock, and to pay a repurchase premium of $144,200 and accrued interest of $12,825. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures was $1,613,255. The 8% debentures contained terms similar to the 10% debentures, except that the 8% debentures included a fixed conversion price of $0.50 per share and an interest rate of 8% per annum. The 8% debentures were due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share. The warrants were redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

The Company granted the holders of the 8% debentures customary demand and piggyback registration rights with respect to the shares of its common stock issuable upon conversion of the same or upon exercise of the warrants. These registration rights are substantially similar to the registration rights granted to the original holders of the 10% debentures.

On September 12, 2003, the holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the “Debentures”) exchanged the outstanding $1,218,743 aggregate principal and accrued interest of the Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”). Each share of Series D Preferred is currently convertible into ten shares of the Company’s Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred. As a result, the Series D Preferred is convertible into the same number of shares of Common Stock as were the Debentures. In connection with the exchange of the Debentures for the Series D Preferred, the holders of the Debentures executed lien release letters terminating the security interest they held in the Company’s assets. As consideration for the release of the security interest, the Company adjusted the exercise price of certain warrants issued to the holders of the Debentures on January 31, 2003 from $0.55 per share to $0.40 per share. These warrants are exercisable for an aggregate of 2,932,500 shares of Common Stock and are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants.

During 2003, a total of 784,266 shares of common stock valued at $677,809 were issued to non-employees as compensation for services rendered. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

In February and March 2004 the Company received net proceeds of $13,853,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. The Company also issued five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. These securities were exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	At December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$675	$243	$1,965	$268	$1,929
Working capital (deficit)	(569)	(2,440)	1,126	(2,972)	615
Total assets	2,284	6,975	11,128	6,409	5,955
Long-term liabilities, less current maturities	10,099	17,732	1,243	1,247	3,558
Accumulated deficit	(12,004)	(17,264)	(29,457)	(41,166)	(74,127)
Total shareholders’ equity (deficit)	(9,347)	(13,862)	7,468	655	307

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Product sales	$—	$—	$2,016	$2,422	$2,647
Development	—	—	754	935	310
Licensing	1,348	560	729	639	695
Royalties	—	—	—	—	135
Contract research with related parties	4	—	—	—	—

Revenues	1,352	560	3,499	3,996	3,787

Cost of sales	—	—	1,863	2,574	2,008
Research and development (3)	1,647	939	4,504	3,654	3,494
Sales and marketing	213	1,157	1,343	798	462
General and administrative	3,221	2,102	5,359	5,232	6,457
Goodwill impairment charge	—	—	—	2,000	—

Operating expenses	5,081	4,198	11,206	11,684	10,413

Net operating loss	(3,729)	(3,638)	(9,570)	(10,262)	(8,634)
Net other income (expense)	(159)	(563)	71	(1,347)	(24,184)
Income tax expense	(79)	—	—	—	—

Loss before cumulative effect of change in accounting principle	(3,967)	(4,201)	(9,499)	(11,609)	(32,818)
Cumulative effect of change in accounting principle	—	(1,059)	—	—	—

Net loss	(3,967)	(5,260)	(9,499)	(11,609)	(32,818)
In-the-money conversion feature-preferred stock dividend	—	—	(5,314)	—	—
Preferred stock dividends	—	—	(100)	(100)	(143)

Net loss applicable to common shares	$(3,967)	$(5,260)	$(14,913)	$(11,709)	$(32,961)

Net loss per common share (1), (2)	$(.92)	$(1.22)	$(1.76)	$(1.22)	$(2.18)

Weighted average number of common shares	4,325	4,326	8,495	9,618	15,093

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)	The Company has not paid any dividends on its Common Stock since inception.
(3)	In 2001 the Company recorded a non-cash write-off of acquired in-process research and development of $948,000. In 2002 and 2003 the Company recorded non-cash patent impairment charges of $435,035 and $973,769, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery solutions, including needle-free and mini-needle injector systems, gel technologies and transdermal products. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops needle-free and mini-needle injector systems and manufactures and markets needle-free injection devices and disposables. These operations, including all manufacturing and substantially all administrative activities, are located in Minneapolis, Minnesota and are referred to below as Antares/Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the research and development of transdermal and transmucosal drug delivery products. The Swiss operations, referred to below as Antares/Switzerland, have historically been focused on research and development. Antares/Switzerland has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems, began generating revenue in 1999 with the recognition of license revenues, and commenced the sale of licensed products in 2000.

In December 2001, the Company moved its corporate headquarters to Exton, Pennsylvania. The Company’s headquarters were formerly located in its Minneapolis, Minnesota, facility. The Minneapolis location has maintained research facilities and many of the Company’s administrative functions. Certain executives relocated to the Exton office, while most other employees remained at the Company’s research facilities in Minneapolis and Basel, Switzerland.

The Company has been taking steps recently to reduce its operating costs. Since December 2002 the Company has reduced its workforce by approximately 32 employees, 8 of which were in connection with a plan to outsource manufacturing and assembly operations at its Minneapolis location. As a result of the headcount reductions, the Company has decreased expenses by approximately $2,000,000 annually. The transition of the manufacturing operations was completed in May of 2003, which substantially reduced the Company’s facility space requirements. The lease agreement for the 23,000 square foot facility that houses the Minneapolis operation expires in April 2004. In February 2004, the Company signed a seven-year lease agreement for approximately 9,500 square feet of office and laboratory space, which the Company intends to move into in April of 2004. The Company also leases facilities in Basel, Switzerland, for office space and formulation and analytical laboratories. During 2003 the lease agreement was amended to reflect a reduction from 1,000 to 650 square meters. The reduction in size of the leased facilities is expected to reduce overall Company operating expenses by approximately $240,000 annually.

The Company has not historically and does not currently generate enough revenue to provide the cash needed to support its operations, and has continued to operate by raising capital and issuing debt. During 2003 there was a significant amount of financing related activity. In January the Company restructured its 10% convertible debentures into 8% convertible debentures, establishing a fixed conversion price and extending the maturity date of the debt. From January through June the Company borrowed $1,600,000 from its largest shareholder. In July the Company raised $4,000,000 in a private placement of common stock and warrants. In September the convertible debentures and shareholder debt was converted into common stock and convertible preferred stock. Also, in February and March of 2004, the Company received net proceeds of approximately $13,853,400 in a private placement of common stock and warrants, and received proceeds of $821,100 from the exercise of warrants. Together, the financing transactions in 2003 and early 2004 resulted in the issuance of 26,282,245 shares of common stock, along with warrants to purchase 13,930,170 shares of common stock. The transactions also resulted in the recognition of noncash accounting charges in 2003 of approximately $24,000,000. Additionally, in the interest of conserving cash, a number of consultants and professional service organizations were compensated through the issuance of common stock and warrants in 2003, resulting in noncash expenses totaling approximately $1,600,000. Although these transactions resulted in substantial dilution and noncash expenses, management believes the Company is now financially prepared to support operations until the Company achieves profitability and is able to generate its own working capital.

In addition to the cash provided by financing activities, during 2003 the Company received significant upfront cash payments in connection with two new agreements with pharmaceutical companies. In January the Company entered into a new License Agreement with a long-time customer, Ferring BV (“Ferring”), and in September the Company entered into a Development and License Agreement with Eli Lilly and Company (“Lilly”). In the Ferring agreement, the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s needle-free injector devices. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products. The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company’s AJ-1 device in a specified field. As consideration for the license grants, Ferring paid the Company EUR500,000 ($532,400) upon execution of the License Agreement, and paid an additional EUR1,000,000 ($1,082,098) on February 24, 2003. Ferring will also pay the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning on January 1, 2004, EUR500,000 ($541,049) of the license fee received on February 24, 2003, will be credited against the royalties owed by Ferring, until such amount is exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires. In the Lilly agreement, the Company granted Lilly an exclusive license to certain of the Company’s needle-free technology in the fields of diabetes and obesity. The Company also granted an option to Lilly to apply the technology in one additional therapeutic area. Additionally, as further discussed in Note 7 to the Consolidated Financial Statements, the Company issued to Lilly a ten-year warrant to purchase shares of the Company’s common stock. This agreement included an up-front license fee and contains provisions for milestone payments and royalties.

Due to large recurring losses, the Company was unable to continue to meet the minimum shareholders’ equity requirement for continued listing on The Nasdaq SmallCap Market. Therefore, effective July 1, 2003, the Company’s securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ANTR.OB.”

The Company expects to report a net loss for the year ending December 31, 2004, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

Results of Operations

Critical Accounting Policies and Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of relevant circumstances. Note 1 to the financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

Revenue Recognition

The majority of the Company’s revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. The Company enters into license arrangements that are often very complex as they may involve a license, development and manufacturing. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of revenue recognition for arrangements that include multiple revenue-generating activities. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The Company’s ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then the Company may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized over the entire contract period. This Issue does not change otherwise applicable revenue recognition criteria. This Issue was applicable for the Company effective July 1, 2003 and was applied to the license agreement with Eli Lilly and Company, discussed further in Note 10 to the Consolidated Financial Statements. In this agreement, the Company is required to treat the contract as one unit of accounting, resulting in all revenue being deferred and recognized over the entire contract period. In all of the Company’s licensing and development contracts to this point, revenue related to up-front, time-based and performance-based payments is being recognized over the entire contract performance period. For major licensing contracts, this results in the deferral of significant revenue amounts ($3,826,731 at December 31, 2003) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

In connection with a license agreement entered into with Eli Lilly and Company (“Lilly”), the Company issued to Lilly a ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.776 per share. The Company determined that the fair value of the warrant was $2,943,739 using the Black Scholes option pricing model. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the warrants be treated as a reduction in revenue. The fair value of the warrant was recorded to additional paid-in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced on a straight-line basis over the term of the agreement, offsetting revenue generated under the agreement. If the Company concludes that the revenues from this arrangement will not exceed the costs, part or all of the remaining prepaid license discount may be charged to earnings at that time.

Due to the requirement to defer significant amounts of revenue and the extended period over which the revenue will be recognized, along with the requirement to amortize the prepaid license discount and certain deferred development costs over an extended period of time, revenue recognized and cost of sales may be materially different from cash flows.

On an overall basis, the Company’s reported revenues can differ significantly from billings and/or accrued billings based on terms in agreements with customers. The table below is presented to help explain the impact of the deferral of revenue and amortization of prepaid license discount on reported revenues, and is not meant to be a substitute for accounting or presentation requirements under Generally Accepted Accounting Principles.

	2001	2002	2003
Product sales	$2,015,861	$2,421,804	$2,646,628
Development fees	753,730	935,324	365,387
Licensing fees and milestone payments	632,621	754,483	2,456,040
Royalties	—	—	134,937

Billings received and/or accrued per contract terms	3,402,212	4,111,611	5,602,992
Deferred billings received and/or accrued	(412,482)	(793,719)	(2,458,559)
Deferred revenue recognized	508,794	677,869	691,473
Amortization of prepaid license discount	—	—	(49,062)

Total revenue as reported	$3,498,524	$3,995,761	$3,786,844

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

The impairment analysis for patents can be very subjective as the Company relies upon signed distribution or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets. In the fourth quarter of 2003 the Company updated its long-term business plan. Certain capitalized patent costs were related to products for which there were no revenues or cash flows projected in the business plan or for which there were no signed distribution or license agreements. Therefore, the Company recognized an impairment charge of $973,769 in research and development expenses, which represented the gross carrying amount net of accumulated amortization for the identified patents. The Company performed this same analysis in the fourth quarter of 2002, resulting in the recognition of an impairment charge of $435,035 in research and development expenses for the year ended December 31, 2002. The Company’s estimated aggregate patent amortization expense for the next five years is $130,000 in 2004 through 2006, $96,000 in 2007, and $93,000 in 2008.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and, accordingly, evaluated its existing intangible assets and goodwill that were acquired in the Permatec transaction. The Company concluded that $1,935,588, representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption, should be classified as goodwill as these intangible assets did not meet the definition for separate accounting under SFAS 142. These amounts were previously classified as workforce, ISO certification and clinical studies with unamortized balances of $510,413, $271,588 and $1,153,587, respectively, at December 31, 2001. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142, all related to the Minnesota operations reporting unit.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined the fair value of the Minnesota operations and compared it to the carrying amount. As of January 1, 2002, the fair value of the Minnesota operations exceeded its carrying amount, and therefore there was no indication that the goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test. Due to a significant decline in the Company’s stock price in the fourth quarter of 2002 and concerns about the continued existence of the Company due to continued net losses and negative cash flows from operations, another review was completed as of December 31, 2002. After the first step of the impairment test was performed, there was an indication that the carrying amount of the Minnesota operations exceeded its fair value, which required that the second step be performed. Fair value was determined using the expected present value of future cash flows. In the second step, the Company was required to compare the implied fair value of the goodwill, determined by allocating the fair value of the Minnesota operations to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation), to its carrying amount, both of which were measured as of December 31, 2002. After completion of the second step, the Company recorded a goodwill impairment charge of $2,000,000 in the fourth quarter of 2002.

For the three years ended December 31, 2001, 2002 and 2003, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

	December 31,
	2001	2002	2003
Net loss applicable to common shares as reported	$(14,913,226)	$(11,708,765)	$(32,960,821)
Addback goodwill amortization	464,434	—	—

Adjusted net loss	$(14,448,792)	$(11,708,765)	$(32,960,821)

Basic and diluted loss per share:
Net loss as reported	$(1.76)	$(1.22)	$(2.18)
Goodwill amortization	0.06	—	—

Adjusted net loss per share	$(1.70)	$(1.22)	$(2.18)

Goodwill arising from the purchase of minority ownership interests in 1996 was amortized on a straight-line basis over a period of five years. Prior to the adoption of SFAS 142, goodwill arising from the Permatec transaction described in Note 2 to the Consolidated Financial Statements was being amortized on a straight-line basis over a period of ten years, and the Company periodically estimated the future undiscounted cash flows to which goodwill relates to ensure that the carrying value of goodwill had not been impaired. To the extent the Company’s undiscounted cash flows were less than the carrying amount of goodwill, the Company would have recognized an impairment charge.

Foreign Currency Translation

Revenues of the subsidiaries are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. However, nearly all operating expenses, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, under Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation,” the Company has determined that the Swiss Franc is the functional currency for its three subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s three subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the statements of operations. The Company recorded in comprehensive loss a loss on foreign currency translation of $379,940, $122,897 and $116,999 for 2001, 2002 and 2003, respectively. In 2002 and 2003, the USD weakened against the Swiss Franc, causing the losses from the Swiss subsidiaries to increase in U.S. dollars compared to what it would have been in prior years. The Company estimates that the weakening of the USD against the Swiss Franc in 2002 compared to 2001 resulted in an increase in the consolidated net loss of approximately $250,000, and the 2003 net loss was approximately $500,000 greater than it would have been in 2002.

Accounting for Debt and Equity Instruments

During the first quarter of 2003, in connection with a restructuring of its 10% convertible debentures, the Company issued warrants to purchase common stock to the debenture holders. In the third quarter of 2003, the holders of the restructured debentures exchanged the remaining outstanding principal of such debentures for shares of the Company’s Series D Convertible Preferred Stock. Also in the third quarter, the Company’s largest shareholder converted debt owed to him by the Company into shares of the Company’s common stock and warrants to purchase the Company’s common stock. The Company also completed a private placement of its common stock and warrants in the third quarter. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company’s significant judgments related to the capital restructuring transactions included:

•	the accounting for one of the convertible debentures as an extinguishment and issuance of debt instruments and the other as a troubled debt restructuring;

•	the determination of the fair values of the convertible debentures and the warrants issued with the transactions; and

•	the classification of the warrants as liabilities.

The Company’s significant judgments related to the debenture exchange transaction included the determination of the fair values of the Series D Convertible Preferred Stock and warrants issued in connection with the transaction. Significant judgments related to the private placement of common stock and warrants included the determination of the fair value of the warrants, the allocation of the proceeds between the common stock and the warrants, and the initial classification of the warrants as liabilities. In August and September of 2003, the Company modified the warrants issued in the above noted transactions resulting in the reclassification of the warrants from debt to equity.

Years Ended December 31, 2001, 2002 and 2003

Revenues

Revenues increased by 14% from $3,498,524 in 2001 to $3,995,761 in 2002, and decreased $208,917, or 5%, to $3,786,844 in 2003. The increase in 2002 resulted primarily from increased product sales due to increased sales of injector devices to one of the Company’s major customers, Ferring, in connection with the launch of the Medi-Ject

Vision (“MJ7”) device into new markets. In 2002, product sales totaled $2,421,804, which were almost entirely attributable to the Antares/Minnesota operations. The decrease in 2003 was mainly due to reduced development revenue at the Antares/Switzerland operations and a reduction in device sales to Ferring, partially offset by an increase in sales of disposable components to Ferring.

Antares/Minnesota product sales include sales of injector devices, related parts, disposable components, and repairs. In 2001, after the acquisition of Antares/Minnesota on January 31, 2001, and in 2002 and 2003, a total of 2,326, 4,966 and 3,384 devices, respectively, were sold at average prices of approximately $245 per unit in 2001 and 2002 and $231 in 2003. The average price decrease in 2003 was due to a reduction in the selling price to Ferring in 2003. Sales of disposable components in 2001, 2002 and 2003 totaled $1,039,196, $1,033,635 and $1,748,213, respectively. The increase in 2003 was mainly due to increased sales to Ferring as it was building inventory of disposable components in connection with the launch of the Medi-Ject Vision (“MJ7”) device into new markets. Antares/Switzerland product sales have been minimal and include sales of transdermal patch drug delivery products.

Development revenue, which was generated by the Antares/Switzerland operations, increased by $181,594 in 2002 to $935,324 from $753,730 in 2001, and decreased to $310,035 in 2003. The reduced development revenue in 2003 was primarily due to an interruption in the development of a gel product by a licensee caused by a combination of the licensee’s financial constraints along with concerns that had been expressed about the long-term use of hormone replacement therapy. The Company is using its proprietary ATD™ gel technology in developing a product with this licensee for transdermal delivery of such hormones.

Licensing revenue decreased by $90,300 from $728,933 in 2001 to $638,633 in 2002, and increased $56,611 in 2003 to $695,244. A portion of the decrease in 2002 compared to 2001 was due to approximately $244,000 of revenue recognized in 2001 on contracts that ended in 2001, which was partially offset by $175,000 recognized in 2002 on contracts beginning and ending in 2002. Revenue recognized in 2002 was approximately $80,000 less than 2001 due to the extension of revenue recognition periods for certain contracts. Approximately $25,000 of the decrease from 2001 was due to contracts that existed for a full year in 2001 but ended in 2002, offset by an increase in 2002 of approximately $46,000 due to contracts that existed for only a partial year in 2001 but a full year in 2002. In 2002 there was an increase over 2001 of approximately $52,000 due to revenue recognized on milestone payments received in 2002. In addition, commissions expense related to licensing and product development contracts was approximately $15,000 higher in 2002 than in 2001. The increase in licensing revenue in 2003 was due to amortization of license fees and milestone payments received in January and February of 2003 plus certain license fees received in 2003 that were recognized as revenue immediately, offset by the $175,000 received and recognized only in 2002 and by amortization of prepaid license discount.

Royalty revenue in 2003 was related to the sale of needle-free injection devices to Ferring under the License Agreement dated January 22, 2003, described in more detail in Note 10 to the Consolidated Financial Statements.

Cost of Sales

The costs of product sales are primarily related to injection devices and disposable products. Cost of sales as a percentage of product sales was 82%, 95% and 72% in 2001, 2002 and 2003, respectively. In the third quarter of 2002 the Company recorded a charge of $140,000, or 4% of product sales, representing the estimated costs associated with retrieving and proactively reworking or replacing certain injection devices to prevent a potential premature wearing discovered during routine ongoing product testing. The remainder of the increase in 2002 was due to approximately $282,000 of inventory write-offs and inventory reserve adjustments in the first quarter related to the launch of the Medi-Jector Vision® (“MJ7”) device into new markets. Approximately $171,000 of this amount related to a disposable component found to have a design defect, which was immediately corrected. The remaining $111,000 of inventory written off was due to a production problem encountered in connection with another disposable component. The Company incurred only minor additional expenses associated with testing and making the required production modifications. In February 2003 the Company entered into a manufacturing agreement under which all assembly work previously performed in the Company’s Minneapolis facility was to be outsourced. The transition of the assembly operations was completed by May of 2003. The 2003 decrease in cost of sales as a percentage of sales was due partially to the outsourcing, which has resulted in the elimination of excess capacity and has helped stabilize product costs. The 2003 decrease was also due to the unexpected costs incurred in 2002, which resulted in an unusually high cost of sales percentage.

The cost of development revenue consists of labor costs and an allocation of certain research and development expenses. Cost of development revenue as a percentage of development revenue was 28%, 29% and 29% in 2001, 2002 and 2003, respectively.

Research and Development

Research and development expenses, excluding the write-off of acquired in-process research and development in 2001, increased from $3,555,874 in 2001 to $3,654,333 in 2002, an increase of 3%, and decreased by $160,367, or 4%, to $3,493,966 in 2003. The increase in 2002 from 2001 was primarily due to the 2002 patent impairment charge of $435,035, recorded after the Company’s annual goodwill impairment analysis indicated that the Company’s goodwill might be impaired which required the Company to assess the recoverability of its capitalized patent portfolio costs as of December 31, 2002. In 2001 the Company wrote off certain molds and tooling totaling approximately $400,000 after a determination was made by management that these developmental molds would not be used in future production. Increases in 2002 in payroll costs from research employee additions at Antares/Switzerland were offset by decreases in depreciation and amortization and clinical costs. The decrease in 2003 was due primarily to a management decision to reduce overall research and development spending, resulting in employee reductions in both locations which was the main reason for lower costs, and significantly impacted prototyping, tooling and clinical studies. The decrease was also due to a reduction of $120,000 in consulting expenses after a two-year consulting agreement ended in June of 2003. These reductions were partially offset by increased patent related expenses, including a patent impairment charge of $973,769 in the fourth quarter of 2003. The patent impairment charge was recognized in connection with certain patents related to products for which there were no signed distribution or license agreements or for which no revenue was included in the Company’s long-term business plan that was updated in the fourth quarter of 2003. The impairment charge represented the gross carrying amount net of accumulated amortization for the identified patents.

In-Process Research and Development

In connection with the business combination with Permatec, the Company acquired in-process research and development (“IPR&D”) projects having an estimated fair value of $948,000, which had not yet reached technological feasibility and had no alternative future use. Accordingly, the $948,000 was immediately expensed in the consolidated statement of operations. The fair value of in-process research and development was determined using discounted forecasted cash flows directly related to the products expected to result from the research and development projects. The discount rates used in the valuation take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The weighted-average discount rate used in calculating the present value of the in-process technology was 65%. Projects included in the valuation were approximately 10% to 40% complete and related to ongoing injection research, mini-needle technology, pre-filled syringes and single-shot disposable injection devices. The nature of the efforts to develop the acquired in-process research and development into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the products can meet market expectations, including functionality, technical and performance requirements and specifications.

Sales and Marketing

Sales and marketing expenses decreased $545,973, or 41%, from $1,343,628 in 2001 to $797,655 in 2002, and decreased $335,279, or 42%, to $462,376 in 2003. The 2002 decrease was primarily due to a reduction in the use of outside consultants and to a drop in product promotion programs. The 2003 decrease was primarily due to payroll cost reductions, which accounted for 65% of the decrease in 2003, while the remainder of the decrease was derived mainly from reductions in travel costs and clinical trial expenses.

General and Administrative

General and administrative expenses decreased $126,217, or 2%, from $5,358,606 in 2001 to $5,232,389 in 2002, and increased by $1,224,270, or 23%, to $6,456,659 in 2003. The 2002 decrease was primarily due to reductions in travel expenses, expenses related to the business combination on January 31, 2001, and amortization expense of $207,000 due to the adoption of SFAS 142, partially offset by increased expenses due to the opening of the corporate office in Exton, PA in December of 2001. In 2003, professional services, including consulting, legal, audit and accounting and investor relations services increased by approximately $1,560,000. This increase was primarily due to the fact that many of the consulting and investor relations fees were paid in common stock and warrants, which resulted in the recognition of non-cash expense of $1,563,041. The Company issued 784,266 shares of common stock, recognizing expense of $639,809 based on the market value of the stock on the dates the stock was issued, and issued warrants to purchase 1,050,000 shares of the Company’s common stock which were recorded at a value of $923,232 using the Black Scholes option pricing model. In addition to the increase in professional services expenses, rent expense increased by approximately $70,000 due primarily to a higher rent allocation to general and administrative expenses after the transition of the assembly operation was completed at the Antares/Minnesota location. The increases in 2003 were partially offset by decreases in payroll costs of approximately $330,000 due to staff reductions, travel expenses of approximately $60,000 and depreciation of approximately $40,000. Excluding all noncash expenses in both years, total general and administrative expenses decreased in 2003 compared to 2002 by approximately $125,000.

Goodwill Impairment Charge

The Company had no impairment charges in 2001 or 2003, but recorded a $2,000,000 impairment charge in the fourth quarter of 2002 related to the Minnesota operations reporting unit.

Other Income (Expense)

Other income (expense), net, changed from income of $71,438 in 2001 to ($1,346,869) of expense in 2002, and increased to ($24,183,924) of expense in 2003. The change of ($1,418,307) from income in 2001 to expense in 2002 resulted primarily from increased interest expense of $1,196,603. This increase was primarily due to an increase in interest expense of $828,813 due to amortization of a debt issuance discount of $1,720,000 recorded in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the Company’s 10% convertible debentures sold in July of 2002, as the per share conversion price of the debentures into common stock was substantially lower than the market price of the common stock on the date of the debenture purchase agreement. In addition, other interest expense in 2002 increased by $367,790 over 2001 due primarily to $317,335 of amortization of deferred financing costs related to the 10% debentures and to interest on borrowings of $2,700,000 in 2002 from the Company’s largest shareholder. In June of 2002 the Company’s largest shareholder converted $2,000,000 of debt plus accrued interest of $36,550 into common stock, and from June through December of 2002 loaned the Company an additional $700,000. Interest expense for 2001 of $100,837 resulted primarily from interest expense on outstanding notes incurred by Antares/Switzerland in January 2001 prior to the business combination. In 2002 interest income decreased by $209,066 compared to 2001 due to lower average cash balances in 2002 compared to 2001. The increase in expense of $22,837,055 in 2003 was primarily due to losses on conversions of debt to equity, common stock warrants and debt extinguishments in amounts aggregating $23,129,900. The loss on conversions of debt to equity was $16,283,677 representing the difference between the fair value of the preferred stock, common stock and warrants issued to the debt holders in excess of the carrying value of the debt on September 12, 2003, the date of the conversions. The losses on common stock warrants of $5,960,453 are the result of the warrants being classified as debt under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and a requirement to mark-to-market the warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were adjusted to their fair value at the end of each reporting period using the Black Scholes option pricing model, with the fair value increases being recorded as losses in the consolidated statement of operations and as increases in the debt on the consolidated balance sheets. The loss on debt extinguishments of $885,770 results from the debenture restructuring in January of 2003 and mainly represents the unamortized debt issuance discount related to the intrinsic value of the beneficial in-the-money conversion feature of the 10% debentures and unamortized debt issuance costs. Interest expense in 2003 consists of discount amortization and interest accruals of $389,443 and $82,357, respectively, related to borrowings from the Company’s largest shareholder, $262,564 of debt issuance discount amortization, $152,829 of interest related to convertible debentures, and $32,937 of other interest. Other expense in 2003 also includes an estimated $156,759 of withholding taxes on foreign payments made in prior years.

Noncash other expenses significantly impacted the net loss and net loss per common share for 2003. The table below is presented to help explain the impact of the noncash other expenses on the net loss and net loss per common share for 2002 and 2003, and is not meant to be a substitute for accounting or presentation requirements under Generally Accepted Accounting Principles.

	For the Years Ended December 31,
	2001	2002	2003
Noncash other expense items:
Loss on debt extinguishments	$—	$—	$(741,570)
Loss on conversions of debt to equity	—	—	(16,283,677)
Loss on common stock warrants	—	—	(5,960,453)
Interest expense	—	(1,146,148)	(862,308)

Total noncash other expenses included in net loss in the consolidated statement of operations	$—	$(1,146,148)	$(23,848,008)

Impact of noncash other expenses on basic and diluted net loss per common share	$—	$(0.12)	$(1.58)

Liquidity and Capital Resources

Operating Activities

Cash used in operating activities was $7,999,042, $5,553,766 and $3,553,323 for the years ended December 31, 2001, 2002 and 2003, respectively. This was the result of net losses of $9,499,101, $11,608,765 and $32,817,964 in 2001, 2002 and 2003, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses totaled $2,854,628 in 2001, consisting primarily of depreciation and amortization of $1,324,539 and the write-off of in-process research and development and tooling-in-process costs of $948,000 and $404,811, respectively. The noncash expenses of $4,878,602 in 2002 consisted primarily of goodwill impairment charge of $2,000,000, patent rights impairment charge of $435,035, depreciation and amortization of $907,131, noncash interest expense of $1,146,148, and stock-based compensation expense of $370,410. In 2003 noncash expenses totaled $27,756,301, consisting of losses on conversions of debt to equity, common stock warrants and debt extinguishments in the amounts of $16,283,677, $5,960,453 and $741,570, respectively, depreciation and amortization of $845,234, noncash interest expense of $862,308, stock-based compensation expense of $1,965,165, patent rights impairment charge of $973,769 and loss on disposal and abandonment of assets of $124,125.

The change in operating assets and liabilities in 2001 utilized cash of $1,354,569. This resulted primarily from the increase in Antares/Minnesota inventory of $243,510 since January 31, 2001, and from the reduction in current liabilities of $1,194,029 after receiving the proceeds from the private placement of common stock in February and March of 2001. Cash increased by $1,176,397 as a result of the change in operating assets and liabilities in 2002. This increase was primarily due to reductions in receivables of $654,266, increases in accrued expenses and deferred revenue of $510,992 and $348,090, respectively, offset by increased prepaid expenses and other assets of $365,065. The decrease in receivables was primarily due to a reduction of approximately $290,000 in VAT receivables and a reduction of approximately $330,000 in receivables from BioSante due to a lower level of development activity. The increase in accrued expenses was mainly due to approximately $500,000 of customer deposits at the end of 2002 compared to none at the end of 2001. The deferred revenue increase was due to approximately $500,000 of milestone payments received in 2002 that were deferred. Prepaid expenses and other assets increased primarily in connection with deferred financing costs related to the issuance of convertible debentures in 2002. In 2003 cash increased by $1,459,278 as a result of the change in operating assets and liabilities. The increase was primarily due to an increase in deferred revenue of $2,508,492, which was mainly due to license fees received in connection with new license agreements in 2003. The increase in 2003 was also due to a decrease in inventory of $333,503 that was mainly due to the outsourcing of assembly operations to a third-party supplier that carries a large portion of the inventory previously carried by the Company. Partially offsetting the increase in deferred revenue and decrease in inventory were decreases in accounts payable and accrued expenses of $355,359 and $651,946, respectively, and an increase in accounts receivable of $307,319. The decreases in accounts payable and accrued expenses were primarily the result of being more current on obligations at the end of 2003 due to the availability of funds as a result of cash raised in the private placements in July and cash received in connection with license agreements, compared to the end of 2002 when cash was not readily available. The increase in receivables at the end of 2003 compared to 2002 was mainly due to the timing of Ferring shipments at Antares/Minnesota.

Investing Activities

Net cash used in investing activities totaled $940,929, $435,796 and $169,847 for the years ended December 31, 2001, 2002 and 2003, respectively. Purchases of equipment, furniture and fixtures utilized cash of $424,691, $155,145 and $1,160 in 2001, 2002 and 2003, respectively. Spending for patent development and acquisitions in 2001, 2002 and 2003 were $360,759, $280,651 and $168,687, respectively. Amounts incurred on behalf of or advanced to Medi-Ject totaled $602,756 in January 2001 prior to closing of the Permatec transaction. Cash used in investing activities was net of proceeds from equipment and furniture sales of $91,699 in 2001 and cash of $355,578 in 2001 acquired in the Permatec transaction.

Financing Activities

Net cash provided by financing activities totaled $11,056,887, $4,571,212 and $5,595,813 for 2001, 2002 and 2003. In 2001, net cash provided by financing activities resulted primarily from net proceeds of $9,991,391 from the private placement of common stock. Also in 2001, proceeds from stock option exercises totaled $56,861 and proceeds from subordinated loans from shareholders received prior to January 31, 2001 totaled $1,188,199, which were partially offset by principal payments on capital lease obligations of $179,564. In 2002 net cash provided by financing activities was due to proceeds from subordinated loans from shareholders of $2,700,000 and proceeds from issuance of convertible debentures of $2,000,000, offset by principal payments on capital lease obligations of $128,788. In 2003 the Company received net proceeds of $3,930,000 from the sale of common stock and warrants in private placements in July, proceeds of $16,249 from the exercise of stock options, proceeds from loans from a debenture holder of $621,025, and $1,600,000 in subordinated loans from shareholders. In 2003 the Company made principal payments on convertible debentures and capital lease obligations of $464,000 and $107,461, respectively.

The Company’s contractual cash obligations at December 31, 2003, as adjusted for a new Antares/Minnesota facilities lease agreement signed in February 2004, are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital leases	$36,003	$36,003	$—	$—	$—
Operating leases	1,620,334	365,358	810,598	318,694	125,684

Total contractual cash obligations	$1,656,337	$401,361	$810,598	$318,694	$125,684

In July 2002, the Company sold $2,000,000 aggregate principal amount of its 10% debentures, with $700,000 maturing on July 12, 2003, $700,000 maturing on July 26, 2003 and $600,000 maturing on October 15, 2003. The debentures were convertible into shares of the Company’s common stock at a conversion price which was the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company’s common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. From October 10, 2002 to January 17, 2003, three of the original four holders of the 10% debentures converted $581,000 of principal into 1,777,992 shares of common stock at an average conversion price of approximately $0.327 per share. Two of the original four holders accounted for the conversion of $536,000 of principal into 1,660,863 shares of common stock. As a result of the Company’s low common stock price, the 10% debentures became highly dilutive to the Company’s current common shareholders.

To reduce the risk of substantial dilution to common shareholders in the near-term, on February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four primary investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $464,000 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into common stock, and to pay a repurchase premium of $144,200 and accrued interest of $12,825. As additional repurchase compensation, the Company issued warrants to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. The Company recognized a debt extinguishment loss of $885,770 in 2003 related to these transactions. Thereafter, in exchange for the surrender and cancellation of the promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. The aggregate principal amount of the 8% debentures was $1,613,255. The 8% debentures contained terms similar to the 10% debentures, except that the 8% debentures included a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% debentures were due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures. In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value of $4,437,269 at August 13, 2003, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The Company recognized a loss $3,294,827 on these common stock warrants in 2003.

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

Effective July 1, 2003, the Company’s securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ANTR.OB,” after the Nasdaq Listing Qualifications Panel determined to delist the Company’s securities. The delisting from The Nasdaq SmallCap Market constituted an event of default under the restructured 8% debentures. However, the Company obtained letters from the debenture holders in which they agreed to forbear from exercising their rights and remedies with respect to such event of default, indicating they did not intend to accelerate the payment and other obligations of the Company under the debentures. The debenture holders reserved the right at any time to discontinue the forbearance and, among other things, to accelerate the payment and other obligations of the Company under the 8% debentures. If the debenture holders had decided to discontinue their forbearance, the debentures would have become due and payable at 130% of the outstanding principal and accrued interest. Because the debenture holders retained the right to discontinue the forbearance and this option was outside the control of the Company, the Company was required to record an expense and a liability of $508,123 for the 30% penalty in future periods until the debentures were converted to common stock, at which time the liability was removed and offset against the loss on conversions of debt to equity.

In July 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in July 2008. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The proceeds of $4,000,000 were allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of the private placements. The fair value of the common stock was based on the market price and the warrant fair values were calculated using the Black-Scholes option pricing model. The allocation resulted in an initial value assigned to the warrants of $1,588,585. On September 30, 2003, certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The warrants were adjusted to their fair value of $4,254,211 on September 30, 2003, resulting in a loss of $2,665,626 on these common stock warrants in 2003.

On September 12, 2003, $475,000 of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures were converted into 949,998 shares of common stock.

On September 12, 2003, the holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the “Debentures”) exchanged the outstanding $1,218,743 aggregate principal and accrued interest of the Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”). Each share of Series D Preferred is currently convertible into ten shares of the Company’s Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred. As a result, the Series D Preferred is convertible into the same number of shares of Common Stock as were the Debentures. In connection with the exchange of the Debentures for the Series D Preferred, the holders of the Debentures executed lien release letters terminating the security interest they held in the Company’s assets. As consideration for the release of the security interest, the Company adjusted the exercise price of certain warrants issued to the holders of the Debentures on January 31, 2003 from $0.55 per share to $0.40 per share. These warrants are exercisable for an aggregate of 2,932,500 shares of Common Stock and are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants. In connection with the exchange of the Debentures for the Series D Preferred and the reduction in the warrant exercise price, the Company recognized a loss on conversion of $6,017,346 during the quarter ended September 30, 2003. The loss consists of the fair value of the Series D Preferred plus the increase in fair value of the warrants due to the reduction in the exercise price, less the carrying value of the Debentures. The carrying value of the Debentures included the aggregate principal and accrued interest less unamortized discount and premium.

In February and March 2004 the Company received net proceeds of $13,853,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. The Company also issued five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share.

On December 30, 2003, when the availability of equity funds was unknown, the Company offered a 30% discount in the exercise price to holders of warrants with an exercise price of under $1.00. This offer expired on March 1, 2004, at which time the Company received proceeds of $821,100 from the exercise of warrants for 2,932,500 shares of common stock.

As a result of the debt to equity conversions in 2003 reducing future cash obligations and the private placement proceeds received in 2003 and 2004, management believes the Company is financially prepared to support operations until the Company achieves profitability and is able to generate its own working capital.

New Accounting Pronouncements

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company effective July 1, 2003, and could have an impact on revenue recognition of future licensing transactions. The Company has elected to prospectively apply the provisions of EITF 00-21 to new multi-element arrangements after June 15, 2003. In light of EITF 00-21, in multi-element license arrangements where the Company does not have objective evidence of fair value of undelivered elements, the Company will account for these arrangements as one combined unit of accounting which will require the Company to recognize revenue and related costs of sales ratably over the life of the arrangement. This may result in significant differences in cash flows and revenue and cost recognition.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 which rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. Wording was changed in SAB 104 to reflect the issuance of EITF 00-21, but the revenue recognition principles of SAB 101 remained largely unchanged by the issuance of SAB 104. The issuance of EITF 00-21 or SAB 104 did not affect revenue recognition accounting applied by the Company to existing arrangements.

Item 7(A). MARKET RISK ASSESSMENT

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the years ended December 31, 2001, 2002 and 2003 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring, discussed in Note 10 to the Consolidated Financial Statements, establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

Item 8. FINANCIAL STATEMENTS.

ANTARES PHARMA, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

Minneapolis, Minnesota

February 24, 2004, except as to note 16 which is as of March 9, 2004

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
Assets
Current Assets:
Cash	$267,945	$1,928,815
Accounts receivable, less allowance for doubtful accounts of $12,000 and $21,500, respectively	174,566	481,886
Other receivables	38,289	7,947
Inventories	558,911	225,408
Deferred financing costs	454,910	—
Prepaid expenses and other assets	39,849	61,239

Total current assets	1,534,470	2,705,295

Equipment, furniture and fixtures, net	1,531,063	801,369
Patent rights, net	2,157,174	1,214,356
Goodwill, net	1,095,355	1,095,355
Other assets	90,909	138,478

Total Assets	$6,408,971	$5,954,853

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$608,695	$253,336
Accrued expenses and other liabilities	1,521,177	827,676
Due to related parties	893,892	162,964
Convertible debentures, net of issuance discount of $891,187 in 2002	733,159	—
Capital lease obligations – current maturities	106,493	36,003
Deferred revenue	643,111	809,945

Total current liabilities	4,506,527	2,089,924

Deferred revenue – long term	1,216,177	3,557,835
Capital lease obligations, less current maturities	30,979	—

Total liabilities	5,753,683	5,647,759

Shareholders’ Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 1,350 and 1,450 issued and outstanding at December 31, 2002 and 2003, respectively	14	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares; 243,749 issued and outstanding at December 31, 2003	—	2,437
Common Stock: $0.01 par; authorized 100,000,000 shares; 10,776,885 and 19,831,296 issued and outstanding at December 31, 2002 and 2003, respectively	107,769	198,313
Additional paid-in capital	42,353,492	77,771,149
Prepaid license discount	—	(2,894,677)
Accumulated deficit	(41,165,798)	(74,126,619)
Deferred compensation	(137,352)	(23,688)
Accumulated other comprehensive loss	(502,837)	(619,836)

	655,288	307,094

Total Liabilities and Shareholders’ Equity	$6,408,971	$5,954,853

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2002	2003
Revenues:
Product sales	$2,015,861	$2,421,804	$2,646,628
Development revenue	753,730	935,324	310,035
Licensing fees	728,933	638,633	695,244
Royalties	—	—	134,937

Total revenue	3,498,524	3,995,761	3,786,844

Cost of sales:
Cost of product sales	1,653,672	2,301,994	1,917,647
Cost of development revenue	209,283	271,286	90,236

Total cost of sales	1,862,955	2,573,280	2,007,883

Gross margin	1,635,569	1,422,481	1,778,961

Operating Expenses:
Research and development	3,555,874	3,654,333	3,493,966
In-process research and development (Note 2)	948,000	—	—
Sales and marketing	1,343,628	797,655	462,376
General and administrative	5,358,606	5,232,389	6,456,659
Goodwill impairment charge	—	2,000,000	—

	11,206,108	11,684,377	10,413,001

Net operating loss	(9,570,539)	(10,261,896)	(8,634,040)

Other income (expense):
Loss on debt extinguishments	—	—	(885,770)
Loss on conversions of debt to equity	—	—	(16,283,677)
Loss on common stock warrants	—	—	(5,960,453)
Interest income	228,814	19,748	16,541
Interest expense	(100,837)	(1,297,440)	(920,130)
Foreign exchange gains (losses)	(30,693)	(68,395)	1,926
Estimated withholding taxes on foreign payments	—	—	(156,759)
Other, net	(25,846)	(782)	4,398

	71,438	(1,346,869)	(24,183,924)

Net loss	(9,499,101)	(11,608,765)	(32,817,964)
In-the-money conversion feature-preferred stock dividend (Note 7)	(5,314,125)	—	—
Preferred stock dividends	(100,000)	(100,000)	(142,857)

Net loss applicable to common shares	$(14,913,226)	$(11,708,765)	$(32,960,821)

Basic and diluted net loss per common share	$(1.76)	$(1.22)	$(2.18)

Basic and diluted weighted average common shares outstanding	8,494,795	9,617,749	15,092,803

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2001, 2002 and 2003

	Convertible Preferred Stock						Additional Paid-In Capital	Prepaid License Discount	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Series A		Series C and D		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
December 31, 2000	—	$—	—	$—	10,000	$689,655	$1,174,680	$—	$(17,264,463)	$—	$1,538,523	$(13,861,605)
Net effect of exchange of Permatec shares for Medi-Ject stock	—	—	—	—	2,890,000	(660,655)	660,655	—	—	—	—	—
Net liabilities of subsidiaries assumed by shareholders	—	—	—	—	—	—	(644,725)	—	2,720,931	—	(1,538,523)	537,683
Medi-Ject stock outstanding at date of share transaction	1,150	12	—	—	1,430,336	14,303	6,625,659	—	—	—	—	6,639,974
Conversion of shareholder loans to equity	—	—	—	—	—	—	13,069,870	—	—	—	—	13,069,870
Conversion of notes to preferred Series C	—	—	27,500	275	—	—	—	—	(275)	—	—	—
Conversion of preferred Series C to common stock	—	—	(27,500)	(275)	2,750,000	27,500	5,286,900	—	(5,314,125)	—	—	—
Exercise of stock options	—	—	—	—	38,307	383	56,478	—	—	—	—	56,861
Preferred stock issued in lieu of dividends	100	1	—	—	—	—	99,999	—	(100,000)	—	—	—
Stock-based compensation	—	—	—	—	48,000	480	396,397		—	(251,016)	—	145,861
Issuance of common stock in private placement	—	—	—	—	1,706,482	17,065	9,974,326	—	—	—	—	9,991,391
Conversion of preferred Series B to common stock	—	—	—	—	100,000	1,000	249,000	—	—	—	—	250,000
Stock issued in technology acquisition agreement	—	—	—	—	188,063	1,881	515,292	—	—	—	—	517,173
Net loss	—	—	—	—	—	—	—	—	(9,499,101)	—	—	(9,499,101)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	(379,940)	(379,940)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(9,879,041)

December 31, 2001	1,250	13	—	—	9,161,188	91,612	37,464,531	—	(29,457,033)	(251,016)	(379,940)	7,468,167
Conversion of shareholder loans to equity	—	—	—	—	509,137	5,091	2,031,459	—	—	—	—	2,036,550
Preferred stock issued in lieu of dividends	100	1	—	—	—	—	99,999	—	(100,000)	—	—	—
Stock-based compensation	—	—	—	—	158,810	1,588	321,158	—	—	113,664	—	436,410
Intrinsic value of beneficial conversion feature of convertible debentures	—	—	—	—	—	—	1,720,000	—	—	—	—	1,720,000
Issuance of warrants in connection with convertible debentures	—	—	—	—	—	—	467,016	—	—	—	—	467,016
Convertible debentures converted into common stock	—	—	—	—	947,750	9,478	249,329	—	—	—	—	258,807
Net loss	—	—	—	—	—	—	—	—	(11,608,765)	—	—	(11,608,765)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	(122,897)	(122,897)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(11,731,662)

December 31, 2002	1,350	$14	—	$—	10,776,885	$107,769	$42,353,492	$—	$(41,165,798)	$(137,352)	$(502,837)	$655,288

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (CONTINUED)

Years Ended December 31, 2001, 2002 and 2003

	Convertible Preferred Stock						Additional Paid-In Capital	Prepaid License Discount	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Series A		Series C and D		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
December 31, 2002	1,350	$14	—	$—	10,776,885	$107,769	$42,353,492	$—	$(41,165,798)	$(137,352)	$(502,837)	$655,288
Warrants issued with debt to shareholder	—	—	—	—	—	—	735,514	—	—	—	—	735,514
Conversion of shareholder loans to equity	—	—	—	—	2,398,635	23,986	12,294,909	—	—	—	—	12,318,895
Convertible debentures converted into common stock	—	—	—	—	1,831,110	18,311	594,518	—	—	—	—	612,829
Reacquired intrinsic value of beneficial conversion feature of convertible debentures	—	—	—	—	—	—	(1,225,630)	—	—	—	—	(1,225,630)
Convertible debentures converted into Preferred Series D	—	—	243,749	2,437	—	—	7,084,211	—	—	—	—	7,086,648
Issuance of common stock in private placement	—	—	—	—	4,000,000	40,000	2,301,414	—	—	—	—	2,341,414
Stock-based compensation	—	—	—	—	814,266	8,143	1,881,357	—	—	113,664	—	2,003,164
Exercise of stock options	—	—	—	—	10,400	104	16,146	—	—	—	—	16,250
Preferred stock issued in lieu of dividends	100	1	—	—	—	—	99,999	—	(142,857)	—	—	(42,857)
Reclassification of warrants as equity from debt	—	—	—	—	—	—	8,691,480	—	—	—	—	8,691,480
Prepaid license discount, net of amortization	—	—	—	—	—	—	2,943,739	(2,894,677)	—	—	—	49,062
Net loss	—	—	—	—	—	—	—	—	(32,817,964)	—	—	(32,817,964)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	(116,999)	(116,999)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(32,934,963)

December 31, 2003	1,450	$15	243,749	$2,437	19,831,296	$198,313	$77,771,149	$(2,894,677)	$(74,126,619)	$(23,688)	$(619,836)	$307,094

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(9,499,101)	$(11,608,765)	$(32,817,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charge	—	2,000,000	—
Patent rights impairment charge	—	435,035	973,769
Depreciation and amortization	1,324,539	907,131	845,234
Loss on disposal and abandonment of assets	31,417	19,878	124,125
Write-off of tooling in process	404,811	—	—
In-process research and development	948,000	—	—
Stock-based compensation expense	145,861	370,410	1,965,165
Noncash interest expense	—	1,146,148	862,308
Loss on conversions of debt to equity	—	—	16,283,677
Loss on debt extinguishments	—	—	741,570
Losses on common stock warrants	—	—	5,960,453
Amortization of prepaid license discount	—	—	49,062
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(89,589)	360,895	(307,319)
Other receivables	72,945	293,371	30,342
Inventories	(243,510)	96,780	333,503
Prepaid expenses and other assets	90,027	(365,065)	(19,935)
Accounts payable	(741,007)	(29,099)	(355,359)
Accrued expenses and other	(453,022)	510,992	(651,946)
Due to related parties	252,994	(49,800)	(30,929)
Deferred revenue	(148,414)	348,090	2,508,492
Other	(94,993)	10,233	(47,571)

Net cash used in operating activities	(7,999,042)	(5,553,766)	(3,553,323)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(424,691)	(155,145)	(1,160)
Proceeds from sale of equipment, furniture and fixtures	91,699	—	—
Additions to patent rights	(360,759)	(280,651)	(168,687)
Increase in notes receivable and due from Medi-Ject	(602,756)	—	—
Acquisition of Medi-Ject, including cash acquired	355,578	—	—

Net cash used in investing activities	(940,929)	(435,796)	(169,847)

Cash flows from financing activities:
Proceeds from subordinated loans from shareholders	1,188,199	2,700,000	1,600,000
Proceeds from issuance of convertible debentures	—	2,000,000	621,025
Principal payments on convertible debentures	—	—	(464,000)
Principal payments on capital lease obligations	(179,564)	(128,788)	(107,461)
Proceeds from issuance of common stock, net	10,048,252	—	2,357,663
Proceeds from sales of warrants	—	—	1,588,586

Net cash provided by financing activities	11,056,887	4,571,212	5,595,813

Effect of exchange rate changes on cash and cash equivalents	(395,049)	(278,794)	(211,773)

Net increase (decrease) in cash and cash equivalents	1,721,867	(1,697,144)	1,660,870
Cash and cash equivalents:
Beginning of year	243,222	1,965,089	267,945

End of year	$1,965,089	$267,945	$1,928,815

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies

Business

The Company develops, produces and markets pharmaceutical delivery solutions, including needle-free and mini-needle injector systems, gel technologies and transdermal products. The Company currently distributes its needle-free injector systems for the delivery of insulin and growth hormone in more than 20 countries. In addition, the Company has several products and compound formulations under development and is conducting ongoing research to create new products and formulations that combine various elements of the Company’s technology portfolio. The corporate headquarters are located in Exton, Pennsylvania, with research and production facilities in Minneapolis, Minnesota, and research facilities in Basel, Switzerland. As discussed in Note 11, in 2003 the Company outsourced all assembly work previously performed at its Minneapolis facility to a third-party supplier.

Basis of Presentation

In July 2000, Medi-Ject Corporation, now known as Antares Pharma, Inc. (“Antares” or “the Company”), entered into a Purchase Agreement with Permatec Holding AG (“Permatec”), Permatec Pharma AG, Permatec Technology AG, and Permatec NV. Pursuant to the Purchase Agreement, on January 31, 2001, Antares purchased all of the outstanding shares of the three Permatec Subsidiaries (the “Share Transaction”). In exchange, Antares issued 2,900,000 shares of Antares common stock to Permatec. Upon the issuance, Permatec owned approximately 67% of the outstanding shares of Antares common stock. For accounting purposes, Permatec is deemed to have acquired Antares. The acquisition has been accounted for by the purchase method of accounting. The financial statements and related disclosures that were previously reported for Medi-Ject have been replaced with the Permatec financial statements and disclosures. The operating financial history of Antares has become that of Permatec.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its three wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

Sales transactions of foreign subsidiaries are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. However, nearly all operating expenses, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, under Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation,” the Company has determined that the Swiss Franc is the functional currency for its three subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s three subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Sales to certain customers by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in the statements of operations.

Cash Equivalents

The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and as discussed in Note 11 the Company’s production and assembly operations have been transferred to a third-party supplier. Disruption of supply from key vendors or the third-party supplier may have a material adverse impact on the Company’s operations.

Deferred Financing Costs

The Company capitalized costs associated with the issuance of its 10% debentures. These costs were being amortized to interest expense using the effective interest method over the twelve-month period of the debentures, or the unamortized balance was recorded to additional-paid-in-capital on a pro rata basis as an offset against net proceeds upon conversion of the debentures to common stock. As further described in Note 4, the 10% debentures were restructured and exchanged in January 2003 for 8% debentures. As a result of the debenture restructuring, approximately $223,223 of the deferred financing costs of $454,910 at December 31, 2002 was recognized as part of the loss on debt extinguishments. The remaining balance was recognized as interest expense, recorded as part of debt discount on the 8% debentures, or was recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock.

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

Goodwill

In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement. The Company adopted SFAS 142 in the first quarter of fiscal 2002 and, accordingly, evaluated its existing intangible assets and goodwill that were acquired in the Share Transaction. The Company concluded that $1,935,588 representing the unamortized portion of the amount allocated to other intangible assets on the date of adoption should be classified as goodwill as these intangible assets did not meet the definition for separate accounting under SFAS 142. These amounts were previously classified as workforce, ISO certification and clinical studies with unamortized balances of $510,413, $271,588 and $1,153,587, respectively, at December 31, 2001. Upon adoption of SFAS 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that there were no amortization period adjustments necessary.

The Company adopted SFAS 141 during 2001 and adopted SFAS 142 effective January 1, 2002. As of the date of adoption of SFAS 142, after reclassification of other intangible assets as goodwill, the Company had approximately $3,095,355 of unamortized goodwill subject to the transition provisions of SFAS 141 and 142, all related to the Minnesota operations.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined the fair value of the Minnesota operations and compared it to the carrying amount. As of January 1, 2002, the fair value of the Minnesota operations exceeded its carrying amount, and therefore there was no indication that the goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test. Due to a significant decline in the Company’s stock price in the fourth quarter of 2002 and concerns about the continued existence of the Company due to continued net losses and negative cash flows from operations, another review was completed as of December 31, 2002. After the first step of the impairment test was performed, there was an indication that the carrying amount of the Minnesota operations exceeded its fair value, which required that the second step be performed. Fair value was determined using the expected present value of future cash flows. In the second step, the Company was required to compare the implied fair value of the goodwill, determined by allocating the fair value of the Minnesota operations to all of its assets (recognized and unrecognized) and liabilities (in a manner similar to a purchase price allocation), to its carrying amount, both of which were measured as of December 31, 2002. After completion of the second step, the Company recorded a goodwill impairment charge of $2,000,000 in the fourth quarter of 2002.

For the three years ended December 31, 2001, 2002 and 2003, the goodwill amortization, adjusted net loss and basic and diluted loss per share are as follows:

	December 31,
	2001	2002	2003
Net loss applicable to common shares as reported	$(14,913,226)	$(11,708,765)	$(32,960,821)
Addback goodwill amortization	464,434	—	—

Adjusted net loss	$(14,448,792)	$(11,708,765)	$(32,960,821)

Basic and diluted loss per share:
Net loss as reported	$(1.76)	$(1.22)	$(2.18)
Goodwill amortization	0.06	—	—

Adjusted net loss per share	$(1.70)	$(1.22)	$(2.18)

The Company’s goodwill impairment analysis as of December 31, 2002 indicated that the Company’s goodwill might be impaired which required the Company to assess the recoverability of its capitalized patent portfolio costs and other long-lived assets as of December 31, 2002. As a result of this analysis, the Company recognized an impairment charge related to its patent portfolio of $435,035 in research and development expenses for the year ended December 31, 2002. The analysis of patent costs was performed by management based on values provided through third-party corporate development activities.

Goodwill arising from the purchase of minority ownership interests in 1996 was amortized on a straight-line basis over a period of five years. Prior to the adoption of SFAS 142, goodwill arising from the Share Transaction described in Note 2 was being amortized on a straight-line basis over a period of ten years and the Company periodically estimated the future undiscounted cash flows to which goodwill relates to ensure that the carrying value of goodwill had not been impaired. To the extent the Company’s undiscounted cash flows were less than the carrying amount of goodwill, the Company would have recognized an impairment charge.

Patent Rights

The Company capitalizes the cost of obtaining patent rights. These capitalized costs are being amortized on a straight-line basis over periods ranging from six to ten years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets, including patent rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This analysis can be very subjective as the Company relies upon signed distribution or license agreements with variable cash flows to substantiate the recoverability of long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In the fourth quarter of 2003 the Company updated its long-term business plan. The Company then reviewed patent costs for impairment and identified certain patents related to products for which there were no signed distribution or license agreements or for which no revenues or cash flows were included in the business plan. Therefore, the Company recognized an impairment charge of $973,769 in research and development expenses, which represented the gross carrying amount net of accumulated amortization for the identified patents. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, were $1,756,711 and $542,355, respectively, at December 31, 2003. The Company’s estimated aggregate amortization expense for the next five years is $130,000 in 2004 through 2006, $96,000 in 2007, and $93,000 in 2008.

Accounting for Debt and Equity Instruments

During the first quarter of 2003, in connection with a restructuring of its 10% convertible debentures, the Company issued warrants to purchase common stock to the debenture holders. In the third quarter of 2003, the holders of the restructured debentures exchanged the remaining outstanding principal of such debentures for shares of the Company’s Series D Convertible Preferred Stock. Also in the third quarter, the Company’s largest shareholder converted debt owed to him by the Company into shares of the Company’s common stock and warrants to purchase the Company’s common stock. The Company also completed a private placement of its common stock and warrants. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company’s significant judgments related to the capital restructuring transactions included:

•	the accounting for one of the convertible debentures as an extinguishment and issuance of debt instruments and the other as a troubled debt restructuring;

•	the determination of the fair values of the convertible debentures and the warrants issued with the transactions; and

•	the classification of the warrants as liabilities.

The Company’s significant judgments related to the debenture exchange transaction included the determination of the fair values of the Series D Convertible Preferred Stock and warrants issued in connection with the transaction. Significant judgments related to the private placement of common stock and warrants included the determination of the fair value of the warrants, the allocation of the proceeds between the common stock and the warrants, and the initial classification of the warrants as liabilities. In August and September of 2003, the Company modified the warrants issued in the above noted transactions resulting in the reclassification of the warrants from debt to equity.

Fair Value of Financial Instruments

All financial instruments are carried at amounts that approximate estimated fair value.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company sells its proprietary needle-free injectors and related disposable products through pharmaceutical and medical product distributors. The Company’s injectors and disposable products are not interchangeable with any competitive products and must be used together. The Company recognizes revenue upon shipment. The Company offers no price protection or return rights other than for customary warranty claims. Sales terms and pricing are governed by sales and distribution agreements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101 which provided the Staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 provided guidance on when revenue should be realized, earned and properly recognized. The Company elected to adopt the cumulative deferral method for recognizing milestone revenues beginning with the fourth quarter of fiscal 2000, effective January 1, 2000. This method defers milestone payments with amortization to income over the contract term using the percentage of completion or straight-line basis commencing with the achievement of a contractual milestone. If the Company is required to refund any portion of a milestone payment, the milestone will not be amortized into revenue until the repayment obligation no longer exists.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue was applicable for the Company effective July 1, 2003 and was applied to the license agreement with Eli Lilly and Company, discussed further in Note 10.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 which rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. Wording was changed in SAB 104 to reflect the issuance of EITF 00-21, but the revenue recognition principles of SAB 101 remained largely unchanged by the issuance of SAB 104. The issuance of EITF 00-21 or SAB 104 did not affect revenue recognition accounting applied by the Company to existing arrangements.

The Company recognizes royalty revenues upon the sale of licensed products by the licensee. The Company occasionally receives payment of up-front royalty advances from licensees. Upon adoption of the cumulative deferral method, if specific objective evidence of fair value exists, revenues from up-front royalty payments are deferred until earned through the sale of licensed revenue from the licensee or the termination of the agreement based on the terms of the license. If specific objective evidence of fair value does not exist, revenues from up-front royalty payments are recognized using the cumulative deferral method.

In certain cases the Company receives up-front payments upon signing licensing and development agreements. Prior to the adoption of the cumulative deferral method, if the up-front payment related to services already performed, and there was no additional performance obligation under the agreement, the amount was recognized as revenue in the period the payment was received. If the Company had subsequent obligations under the agreement, or the payment did not relate to services already provided, the amount was deferred in relation to the performance requirements under the related licensing and development agreement. Upon adoption of the cumulative deferral method, up-front license payments were deferred and amortized into revenues on a straight-line basis. Upon implementation of EITF 00-21, an up-front license payment will be evaluated to determine whether or not it meets

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the requirements to be considered a separate unit of accounting. If it meets the separation criteria it will be recognized as revenue when received, but if it does not meet the separation criteria, then an up-front payment will be deferred and amortized into revenues on a straight-line basis.

If the Company earns development fees for time and material costs incurred in connection with a development agreement, the development fees will be recognized as revenue when earned if that portion of the agreement meets the separation criteria of EITF 00-21. If the separation criteria are not met, the development fees received will be amortized into revenues on a straight-line basis. Likewise, the labor and material costs related to the development fees are recognized as a cost of sales when incurred if the separation criteria are met, and are capitalized and amortized on a straight-line basis over the same period as the development fees if the criteria are not met.

As discussed in Note 7, in connection with a license agreement entered into with Eli Lilly and Company (“Lilly”), the Company issued to Lilly a ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.776 per share. The Company determined that the fair value of the warrant was $2,943,739 using the Black Scholes option pricing model. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the warrants be treated as a reduction in revenue. The fair value of the warrant was recorded to additional paid-in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced on a straight-line basis over the term of the agreement, offsetting revenue generated under the agreement. If the Company concludes that the revenues from this arrangement will not exceed the costs, part or all of the remaining prepaid license discount may be charged to earnings at that time.

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

	2001	2002	2003
Net loss applicable to common shareholders:
As reported	$(14,913,226)	$(11,708,765)	$(32,960,821)
Intrinsic value of stock options granted	—	—	249,460
Fair-value method compensation expense	(550,698)	(389,722)	(1,318,030)

Pro Forma	$(15,463,924)	$(12,098,487)	$(34,029,391)

Basic and diluted net loss per common share:
As reported	$(1.76)	$(1.22)	$(2.18)
Intrinsic value of stock options granted	—	—	0.02
Fair-value method compensation expense	(0.06)	(0.04)	(0.09)

Pro Forma	$(1.82)	$(1.26)	$(2.25)

The per share weighted-average fair value of stock based awards granted during 2001, 2002 and 2003 is estimated as $2.68, $3.66 and $1.93 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2002	2003
Risk-free interest rate	4.5%	4.5%	3.1%
Annualized volatility	130.0%	134.0%	140.0%
Weighted average expected life, in years	5.0	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

The Company accounts for stock-based instruments granted to nonemployees under the fair value method of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under SFAS 123, options granted to nonemployees are recorded at their fair value on the measurement date, which is typically the vesting date.

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

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
2003	$179,000	$(25,859)	$(103,141)	$50,000
2002	$87,000	$238,555	$(146,555)	$179,000

Research and Development

Research and development costs are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to the revenue recognition periods for license revenues, product warranty accruals and determination of the fair value and recoverability of goodwill and patent rights. Actual results could differ from these estimates.

Advertising Expense

Advertising costs (including production and communication costs) for 2001 were $45,000, and for 2002 and 2003 were insignificant. Production costs related to advertising are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to historical net losses of the Company, a valuation allowance is established to offset the deferred tax asset.

Net Loss Per Share

Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants, convertible debt or convertible preferred stock, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. If the convertible debentures were dilutive, the associated interest expense and amortization of deferred financing costs, net of taxes, would be removed from operations and the shares issued would be assumed to be outstanding for the dilutive period. Likewise, if the convertible preferred stock were dilutive, any applicable dividends would be removed and the shares issued would be assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

Potentially dilutive securities at December 31, 2001, 2002 and 2003, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	2001	2002	2003
Stock options and warrants	1,612,360	1,878,288	15,405,491
Principal of convertible debentures	$—	$1,624,346	—
Potentially dilutive shares from Series D convertible preferred stock	—	—	2,437,490

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share. During 2003 the Company reclassified the portion of deferred revenue expected to be recognized after one year from the balance sheet date as a long-term liability. The Company determined this to be a better presentation as it more closely reflects the expected timing of when revenues will be recognized in earnings.

New Accounting Pronouncements

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. This Issue is applicable for the Company effective July 1, 2003 and could have an impact on revenue recognition of future licensing transactions. The Company has elected to prospectively apply the provisions of EITF 00-21 to new multi-element arrangements after June 15, 2003. In light of EITF 00-21, in multi-element license arrangements where the Company does not have objective evidence of fair value of

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

1. Description of Business and Summary of Significant Accounting Policies (Continued)

undelivered elements, the Company will account for these arrangements as one combined unit of accounting which will require the Company to recognize revenue and related costs of sales ratably over the life of the arrangement. This may result in significant differences in cash flows and revenue and cost recognition.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 which rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. Wording was changed in SAB 104 to reflect the issuance of EITF 00-21, but the revenue recognition principles of SAB 101 remained largely unchanged by the issuance of SAB 104. The issuance of EITF 00-21 or SAB 104 did not affect revenue recognition accounting applied by the Company to existing arrangements.

2. Acquisition of Medi-Ject Corporation

Upon closing of the Share Transaction on January 31, 2001, the full principal amount of Permatec’s shareholders’ loans to the three Permatec subsidiaries which were included in the Share Transaction, of $13,069,870, was converted to equity. There were no shares issued pursuant to this conversion, and the amounts were converted to additional paid-in capital using historical values.

Also on January 31, 2001, promissory notes issued by Medi-Ject to Permatec between January 25, 2000 and January 15, 2001, in the aggregate principal amount of $5,500,000, were converted into Series C Convertible Preferred Stock (“Series C”). Permatec, the holder of the Series C stock, immediately exercised its right to convert the Series C stock, and Antares issued 2,750,000 shares of common stock to Permatec upon such conversion. Also on that date, the name of the corporation was changed to Antares Pharma, Inc.

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

The purchase price allocation was as follows:

Cash acquired	$394,535
Current assets	900,143
Equipment, furniture and fixtures	1,784,813
Patents	1,470,000
Other intangible assets	2,194,000
Goodwill	1,276,806
Other assets	3,775
Current liabilities	(2,026,723)
Debt	(55,375)
In-process research and development	948,000

Purchase price	$6,889,974

In connection with the Share Transaction on January 31, 2001, the Company acquired in-process research and development projects having an estimated fair value of $948,000 that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

2. Acquisition of Medi-Ject Corporation (Continued)

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

Unaudited pro forma results of operations for the year ended December 31, 2001, assuming Permatec’s acquisition of Medi-Ject, the conversion of the $5,000,000 in promissory notes, and the Company’s implementation of SFAS 141, all collectively occurred on January 1, 2001 are as follows:

Pro Forma Year Ended December 31, 2001
Net revenues	$3,811,362
Loss before cumulative effect of a change in accounting principle	$(15,086,836)
Net loss	$(15,086,836)
Basic and diluted net loss per share	$(1.78)

3. Composition of Certain Financial Statement Captions

	December 31,
	2002	2003
Inventories:
Raw material	$238,177	$40,420
Work-in-process	32,370	—
Finished goods	288,364	184,988

	$558,911	$225,408

Equipment, furniture and fixtures:
Furniture, fixtures and office equipment	$1,470,745	$1,376,022
Production equipment	1,799,135	1,836,608
Less accumulated depreciation	(1,738,817)	(2,411,261)

	$1,531,063	$801,369

Patent rights:
Patent rights	$2,603,262	$1,756,711
Less accumulated amortization	(446,088)	(542,355)

	$2,157,174	$1,214,356

Goodwill:
Goodwill	$1,470,807	$1,470,807
Less accumulated amortization	(375,452)	(375,452)

	$1,095,355	$1,095,355

Accrued expenses and other liabilities:
Customer deposits	$499,337	$43,248
Retirement benefits	111,806	150,000
Estimated withholding tax due on foreign payments	—	199,616
Other liabilities	910,034	434,812

	$1,521,177	$827,676

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

4. Convertible Debentures

In July 2002, the Company sold $2,000,000 aggregate principal amount of its 10% debentures, with $700,000 maturing on July 12, 2003, $700,000 maturing on July 26, 2003 and $600,000 maturing on October 15, 2003. The debentures were convertible into shares of the Company’s common stock at a conversion price which is the lower of $2.50 or 75% of the average of the three lowest intraday prices of the Company’s common stock, as reported on the Nasdaq SmallCap Market, during the 20 trading days preceding the conversion date. From October 10, 2002 to January 17, 2003, three of the original four holders of the 10% debentures converted $581,000 of principal into 1,777,992 shares of common stock at an average conversion price of approximately $0.327 per share. Two of the original four holders accounted for the conversion of $536,000 of principal into 1,660,863 shares of common stock. As a result of the Company’s low common stock price, the 10% debentures became highly dilutive to the Company’s current common shareholders.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

4. Convertible Debentures (Continued)

Effective July 1, 2003, the Company’s securities were delisted from The Nasdaq SmallCap Market and began trading on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ANTR.OB,” after the Nasdaq Listing Qualifications Panel determined to delist the Company’s securities. The delisting from The Nasdaq SmallCap Market constituted an event of default under the restructured 8% debentures. However, the Company obtained letters from the debenture holders in which they agreed to forbear from exercising their rights and remedies with respect to such event of default, indicating they did not intend to accelerate the payment and other obligations of the Company under the debentures. The debenture holders reserved the right at any time to discontinue the forbearance and, among other things, to accelerate the payment and other obligations of the Company under the 8% debentures. If the debenture holders had decided to discontinue their forbearance, the debentures would have become due and payable at 130% of the outstanding principal and accrued interest. Because the debenture holders retained the right to discontinue the forbearance and this option was outside the control of the Company, the Company was required to record an expense and a liability of $508,123 for the 30% penalty in future periods until the debentures were converted to common stock, at which time the liability was removed and offset against the loss on conversions of debt to equity.

On September 12, 2003, $475,000 of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures were converted into 949,998 shares of common stock.

On September 12, 2003, the holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the “Debentures”) exchanged the outstanding $1,218,743 aggregate principal and accrued interest of the Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”). Each share of Series D Preferred is currently convertible into ten shares of the Company’s Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred. As a result, the Series D Preferred is convertible into the same number of shares of Common Stock as were the Debentures. In connection with the exchange of the Debentures for the Series D Preferred, the holders of the Debentures executed lien release letters terminating the security interest they held in the Company’s assets. As consideration for the release of the security interest, the Company adjusted the exercise price of certain warrants issued to the holders of the Debentures on January 31, 2003 from $0.55 per share to $0.40 per share. These warrants are exercisable for an aggregate of 2,932,500 shares of Common Stock and are redeemable at the option of the Company upon the achievement of certain milestones set forth in the warrants. In connection with the exchange of the Debentures for the Series D Preferred and the reduction in the warrant exercise price, the Company recognized a loss on conversion of $6,017,346 during the quarter ended September 30, 2003. The loss consists of the fair value of the Series D Preferred plus the increase in fair value of the warrants due to the reduction in the exercise price, less the carrying value of the Debentures. The carrying value of the Debentures included the aggregate principal and accrued interest less unamortized discount and premium.

5. Leases

The Company has non-cancelable operating leases for its office, research and manufacturing facility in Minneapolis, MN, for office space in Exton, PA, and for its office and research facility in Basel, Switzerland. The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment and furniture under various operating and capital leases. The cost of equipment and furniture under capital leases at December 31, 2002 and 2003 was $340,963 and $191,881, respectively, and accumulated amortization was $252,804 and $153,289, respectively.

Rent expense incurred for the years ended December 31, 2001, 2002 and 2003 was $421,942, $559,512, and $670,650 respectively.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

5. Leases (Continued)

Future minimum lease payments are as follows as of December 31, 2003:

	Capital Leases	Operating Leases
2004	$41,344	$212,849
2005	—	184,668
2006	—	182,018
2007	—	182,018
2008	—	136,514

Total future minimum lease payments	41,344	$898,067

Amount representing interest at various rates up to 7.7%	(5,341)

Obligations under capital leases	36,003
Obligations due within one year	(36,003)

Long-term obligations under capital leases	$—

6. Income Taxes

The Company incurred losses for both book and tax purposes in each of the years in the three-year period ended December 31, 2003, and, accordingly, no income taxes were provided. The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2003. Effective tax rates differ from statutory income tax rates in the years ended December 31, 2001, 2002 and 2003 as follows:

	2001	2002	2003
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.0)	(0.0)	(0.0)
Research and experimentation credit	(0.6)	(0.3)	(0.3)
In-process research and development costs	3.4	—	—
Intangibles impairment	—	7.1	1.0
Valuation allowance increase	30.7	7.5	4.1
Expiration of net operating losses	—	7.3	1.7
Effect of foreign operations	—	12.3	2.3
Losses from various financing transactions	—	—	25.0
Other	0.5	0.1	0.2

	0.0%	0.0%	0.0%

Deferred tax assets as of December 31, 2002 and 2003 consist of the following:

	2002	2003
Net operating loss carryforward – U.S.	$13,480,000	$13,296,000
Net operating loss carryforward – Switzerland	1,946,000	2,665,000
Research & development costs and credit carryforward	721,000	808,000
Deferred revenue	—	1,038,000
Other	675,000	798,000

	16,822,000	18,605,000
Less valuation allowance	(16,822,000)	(18,605,000)

	$—	$—

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

6. Income Taxes (Continued)

The valuation allowance for deferred tax assets as of December 31, 2002 and 2003 was $16,822,000 and $18,605,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2002 and 2003 was an increase of $1,090,000 and $1,783,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has placed a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2003, of approximately $34,000,000, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2004 through 2023. Additionally, the Company has a research credit carryforward of approximately $808,000. These credits expire in years 2010 through 2023.

The Company also has a Swiss net operating loss carryforward at December 31, 2003, of approximately $19,663,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2004 through 2010.

Utilization of U.S. net operating losses and tax credits of Antares Pharma, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, including the business combination with Permatec and private placements. Subsequent significant equity changes, including exercise of outstanding warrants or conversion of the Series D Convertible Preferred Stock discussed in Note 4, could further limit the utilization of the net operating losses and credits. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the net operating losses and tax credits will be reduced with a reduction in the valuation allowance of a like amount.

7. Shareholders’ Equity

As discussed in Note 2, on January 31, 2001 Medi-Ject Corporation purchased Permatec Pharma AG, Permatec Technology AG, and Permatec NV from Permatec Holding AG (“Permatec”). The acquisition was consummated under the purchase method of accounting and Medi-Ject Corporation changed its name to Antares Pharma, Inc. The transaction was accounted for as a reverse acquisition because upon completion of the transaction the shareholders of Permatec held approximately 67% of the outstanding common shares. Accordingly, Permatec is deemed to have acquired Medi-Ject Corporation. As a result, the historical financial statements are those of Permatec. However, the outstanding common shares, preferred shares, stock warrants and employee, consultant and director stock options of Antares Pharma, Inc. are those that existed under Medi-Ject Corporation, adjusted for shares issued in the purchase transaction. The employee, consultant and director stock options outstanding on January 31, 2001 became fully vested as a result of the purchase transaction.

Common Stock

In February and March of 2001 the Company raised $9,991,391 of net proceeds through an issuance of common stock Units to accredited investors in a private placement transaction. Each Unit was sold for $23.44 and consisted of (i) four shares of common stock, $0.01 par value, and (ii) a warrant to purchase one share of common stock. An aggregate of 1,706,482 common shares were issued under in this transaction. These five-year warrants allow for the purchase of 426,620 shares of common stock, at an exercise price of $7.03 per share.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

7. Shareholders’ Equity (Continued)

In October 2001 the Company issued 188,063 shares of common stock valued at $517,173 in connection with a technology acquisition agreement with Endoscoptic, Inc. (“Endoscoptic”), a French Company, to purchase certain patents, patent applications, trademarks, trade secrets, know-how and other related technology incorporating or relating to the Hiprin single-use, needle-free, pre-filled, disposable syringe.

On June 10, 2002, the Company’s largest shareholder, Dr. Jacques Gonella, converted principal and interest of $2,036,550, loaned to the Company under a Term Note agreement, into 509,137 shares of common stock at $4.00 per share, the market price of the Company’s stock on that date. As discussed in Note 14, on September 12, 2003, principal of $2,300,000 and accrued interest of $98,635 due to the Company’s largest shareholder was converted into 2,398,635 shares of common stock and warrants to acquire 1,798,976 shares of common stock with an exercise price of $1.25 per share. The common stock and warrants issued in this exchange aggregated $12,318,895, resulting in a charge to earnings of $10,266,331.

As of December 31, 2002, $382,750 of the debentures and accrued interest of $17,085 had been converted into 947,750 shares of common stock. In January of 2003, $198,250 of the debentures was converted into 881,112 shares of common stock.

In July 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in July 2008. The proceeds of the private placements were allocated to the common stock and warrants based on their relative fair values. An aggregate of $2,411,414 was allocated to the common shares and $1,588,586 to the common stock warrants issued in the transaction.

On September 12, 2003, $475,000 of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures were converted into 949,998 shares of common stock.

During 2002 and 2003, a total of 118,810 and 784,266 shares of common stock, respectively, were issued to consultants or professional services organizations as compensation for services rendered. The total value of the shares issued was $304,300 and $677,809, respectively. In 2003 the Company issued 30,000 shares of common stock to directors at a value of $39,000. Common stock values were based on the market price of the stock on the dates the shares were issued.

Restricted Stock

Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include up to 216,000 restricted shares of common stock that will be granted after the achievement of certain time-based and performance-based milestones. The Company anticipates the time-based milestones will be achieved and has recorded deferred compensation expense related to 48,000 shares issued to Dr. Harrison in April 2001 and 40,000 shares issued in March 2002. The shares vest over a three-year period and had an aggregate market value of $341,000 at the measurement date. Compensation expense is being recognized ratably over the three-year vesting period. During the years ended December 31, 2001, 2002 and 2003, compensation expense of $89,984, $113,664 and $113,664, respectively, has been recognized in connection with these shares.

Series A Convertible Preferred Stock

On November 10, 1998, the Company sold 1,000 shares of Series A Convertible Preferred Stock (“Series A”) and warrants to purchase 56,000 shares of common stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carries a 10% dividend which is payable semi-annually. The Series A is redeemable at

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

7. Shareholders’ Equity (Continued)

the Company’s option at any time and is convertible into common stock for sixty days following the 10th anniversary of the date of issuance at the lower of $7.50 per share or 95% of the market price of the Common Stock. The warrants to purchase Common Stock may be exercised at any time prior to November 10, 2005, at a price of $2.24 per share.

Conversion of Series B Convertible Preferred Stock to Common Stock

On December 22, 1999, the Company sold 250 shares of Series B Convertible Preferred Stock (“Series B”) to Bio-Technology General Corporation for total consideration of $250,000. The Series B did not carry a dividend rate. Series B was automatically converted on June 30, 2001, into 100,000 shares of common stock pursuant to the terms of the Series B stock agreement.

In-The-Money Conversion Feature-Preferred Stock Dividend

During 2000 and 2001, prior to the closing of the Share Transaction on January 31, 2001, Medi-Ject borrowed a total of $5,500,000 in convertible promissory notes from Permatec. At the closing of the Share Transaction, the principal amount of convertible promissory notes converted to 27,500 shares of Series C preferred stock. At the option of the holder, these shares were immediately converted into 2,750,000 shares of Antares common stock. As the conversion feature to common stock was contingent upon the closing of the Share Transaction, the measurement of the stated conversion feature as compared to the Company’s common stock price of $4.56 at January 31, 2001, resulted in an in-the-money conversion feature of $5,314,125, which is a deemed dividend to the Series C preferred shareholder. This dividend increases the net loss applicable to common shareholders in the Antares’ net loss per share calculation.

Convertible Debentures Beneficial Conversion Feature

As discussed in Note 4, on July 12, 2002 the Company entered into a Securities Purchase Agreement for the sale and purchase of up to $2,000,000 aggregate principal amount of the Company’s 10% Convertible Debentures. As the per share conversion price of the debentures was substantially lower than the market price of the common stock on the date the debentures were sold, the Company recorded a debt issuance discount of $1,720,000 in 2002 for the intrinsic value of the beneficial in-the-money conversion feature of the debentures. Interest expense of $606,456 was recorded as amortization of the $1,720,000 of debt issuance discount over the original one year redemption period, and an additional $222,357 of the debt issuance discount was recorded as interest expense due to conversions of the 10% debentures to common stock. When the debentures were restructured in February 2003, the intrinsic value of the beneficial in-the-money conversion feature for the remaining debentures on the date of the restructuring was $1,225,630. This amount exceeded the remaining debt issuance discount from the intrinsic value of the beneficial in-the-money conversion feature when the debentures were originally sold. In accordance with applicable accounting literature the entire amount of the intrinsic value of the beneficial conversion feature on the date of the restructuring was deemed to have been reacquired by the Company and was recorded as a reduction to additional paid-in capital.

Series D Convertible Preferred Stock

As discussed in Note 4, on September 12, 2003, the holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the “Debentures”) exchanged the outstanding $1,218,743 aggregate principal and accrued interest of the Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”). Each share of Series D Preferred is currently convertible into ten shares of the Company’s Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

7. Shareholders’ Equity (Continued)

Stock Options and Warrants

The Company’s stock option plans allow for the grants of options to officers, directors, consultants and employees to purchase shares of Common Stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options is either ten or eleven years and they vest in varying periods. As of December 31, 2003, these plans had 992,552 shares available for grant.

Warrants were issued in connection with debt financing, financial consulting and technology procurement during 1996 through 2002. The terms of the warrants do not exceed ten years and vest in varying periods. In 2001 the Company completed a private placement of common stock in which 426,620 warrants were issued. Under the terms of an equity advisor agreement in connection with the Company’s 10% Convertible Debentures, the Company issued in July and October 2002, warrants to purchase an aggregate of 112,000 and 48,000 shares, respectively, valued at $412,117 and $54,899, respectively, which were recorded to deferred financing costs. During 2002 the deferred financing costs were being amortized to interest expense over the one-year life of the debentures. As debentures were converted to common stock, the unamortized portion of the allocated deferred financing costs was recorded to additional paid in capital. As discussed in Note 4, a restructuring of the Company’s 10% debentures was completed on February 7, 2003, and as a result the remaining unamortized deferred financing costs were recognized as interest expense in the first quarter of 2003.

In connection with the debenture restructuring transactions completed in February 2003 discussed in Note 4, the Company issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share, which was subsequently reduced to $0.40 per share. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value of $4,437,269 at August 13, 2003, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The Company recognized a loss $3,294,827 on these common stock warrants in 2003.

The warrants to purchase 3,000,000 shares of common stock issued in the private placement in July 2003 were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The proceeds of $4,000,000 were allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of the private placements. The fair value of the common stock was based on the market price and the warrant fair values were calculated using the Black-Scholes option pricing model. The allocation resulted in an initial value assigned to the warrants of $1,588,585. On September 30, 2003, certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The warrants were adjusted to their fair value of $4,254,211 on September 30, 2003, resulting in a loss of $2,665,626 on these common stock warrants in 2003.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

7. Shareholders’ Equity (Continued)

As discussed in Note 14, during 2003 the Company issued warrants to Jacques Gonella, its largest shareholder, for the purchase of 2,400,000 shares of common stock at an exercise price of $0.55 per share in connection with Term Notes totaling $1,600,000 and for the purchase of 1,798,976 shares of common stock at an exercise price of $1.25 per share in connection with the conversion of Term Notes to common stock.

As discussed in Note 10, in connection with a license agreement entered into with Eli Lilly and Company (“Lilly”), the Company issued to Lilly a ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.776 per share. The Company granted Lilly certain registration rights with respect to the shares of common stock issuable upon exercise of the warrant. The Company determined that the fair value of the warrant was $2,943,739 using the Black Scholes option pricing model. The fair value of the warrant was recorded to additional paid in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced on a straight-line basis over the term of the agreement, offsetting revenue generated under the agreement.

During 2003 the Company issued warrants to purchase 1,050,000 shares of the Company’s common stock as compensation to non-employees for professional services and recognized expense of $923,232. The warrants have exercise prices ranging from $0.55 to $2.50 per share and expire three years after issuance.

In July 2003 the Company issued warrants to purchase 100,000 shares of the Company’s common stock as compensation for agent services related to the private placement in July 2003. The warrants are exercisable at $1.25 per share and expire in 2008.

Stock option and warrant activity is summarized as follows:

	Options		Warrants
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2000	395,573	$5.91	517,307	$25.33
Granted/Issued	396,000	4.56	426,620	7.03
Exercised	(38,307)	1.56	—	—
Cancelled	(40,833)	4.14	(44,000)	33.00

Outstanding at December 31, 2001	712,433	5.48	899,927	16.28
Granted/Issued	143,622	4.56	160,000	2.50
Exercised	—	—	—	—
Cancelled	(37,694)	4.09	—	—

Outstanding at December 31, 2002	818,361	5.38	1,059,927	14.20
Granted/Issued	1,329,000	1.75	12,360,676	1.15
Exercised	(10,400)	1.56	—	—
Cancelled	(152,073)	3.78	—	—

Outstanding at December 31, 2003	1,984,888	$3.09	13,420,603	$2.19

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

7. Shareholders’ Equity (Continued)

The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range at December 31, 2003:

	Outstanding			Exercisable
Price Range	Number of Shares Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Pursuant to Option Plans:
$ 1.13 to 1.56	283,530	5.0	$1.52	258,850	$1.52
1.77	1,257,500	9.8	1.77	468,575	1.77
4.56	360,182	6.8	4.56	247,463	4.56
9.05 to 23.00	83,676	2.2	21.99	83,676	21.99

	1,984,888	8.2	$3.09	1,058,564	$3.96

Warrants:
$ 0.55 to 1.00	5,811,700	4.1	$0.56	5,811,700	$0.56
1.25	4,898,976	4.6	1.25	4,898,976	1.25
1.29 to 2.50	820,000	3.8	1.87	820,000	1.87
3.78	1,000,000	9.5	3.78	1,000,000	3.78
4.66 to 7.03	509,120	2.1	6.69	509,120	6.69
29.55	380,807	2.1	29.55	380,807	29.55

	13,420,603	4.5	2.19	13,420,603	2.19

Total Options & Warrants	15,405,491	5.0	$2.30	14,479,167	$2.32

8. Employee Savings Plan

The Company has an employee savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their compensation into the plan. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. No elective contributions have been made for the year ended December 31, 2003.

9. Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2001, 2002 and 2003 was $100,837, $21,451 and $20,321, respectively.

The Company incurred capital lease obligations of $142,729 and $42,266 in the years ended December 31, 2001 and 2002, respectively.

As a result of the purchase transaction described in Note 2, the appraised value of the assets and liabilities of Medi-Ject as of January 31, 2001 were added to those of Permatec. In addition, subordinated loans from shareholders of $13,069,870 were converted to equity.

The Company recorded $341,000 of deferred compensation expense related to 48,000 shares of common stock issued in April 2001 to its Chief Executive Officer and 40,000 shares issued in March 2002. Compensation expense of $89,984, $113,664 and $113,664 was recognized in connection with these shares during the years ended December 31, 2001, 2002 and 2003, respectively.

During 2001 the Company extended the expiration date of certain directors’ stock options, resulting in recognition of compensation expense and an increase to additional paid in capital of $45,284.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

9. Supplemental Disclosures of Cash Flow Information (Continued)

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

In each of the years 2001, 2002 and 2003, the Company paid $100,000 of dividends payable to the Series A shareholder through the issuance of additional shares of Series A preferred stock.

On June 10, 2002, the Company’s majority shareholder, Dr. Jacques Gonella, converted principal and interest of $2,036,550, loaned to the Company under a Term Note agreement, into 509,137 shares of common stock at $4.00 per share, the market price of the Company’s stock on that date.

During 2002 and 2003, a total of 118,810 and 784,266 shares of common stock, respectively, were issued to non-employees as compensation for services rendered. The total value of the shares issued was $304,300 and $677,809, respectively, based on the market price of the stock on the dates the shares were issued.

Under the terms of an equity advisor agreement in connection with the Company’s 10% Convertible Debentures, the Company issued in July and October 2002, 112,000 and 48,000 warrants, respectively, valued at $412,118 and $54,899, respectively.

As discussed in Note 4, the Company completed a number of noncash financing transactions in 2002 and 2003 related to its convertible debentures.

As discussed in Note 14, on September 12, 2003, the total of all Term Note agreements with the Company’s largest shareholder, which included principal of $2,300,000 and accrued interest of $98,635, was converted into 2,398,635 shares of common stock.

During 2003 the Company issued 12,360,676 warrants in connection with various transactions. Warrants for the purchase of 1,050,000 shares of the Company’s common stock were issued in 2003 for professional services at a value of $923,232. Warrants for the purchase of 10,310,676 shares of the Company’s common stock were issued in connection with various financing transactions and resulted in an increase in equity of $14,793,883. The warrant to Eli Lilly and Company for the purchase of 1,000,000 shares of the Company’s common stock had no net impact on equity due to the recording of a prepaid license discount, as discussed in Note 7.

10. License Agreements

Solvay License Agreement

In June 1999, the Company entered into an exclusive agreement to license one application of its drug-delivery technology to Solvay Pharmaceuticals (“Solvay”) in all countries except the United States, Canada, Japan and Korea (collectively, “the Solvay Territories”). The Company is required to transfer technology know-how and to provide developmental assistance to Solvay until each country’s applicable regulatory authorities approve the licensed product. Solvay will reimburse the Company for all technical assistance provided during Solvay’s development. Solvay will use the licensed technology for the development of a hormone replacement therapy gel. The license agreement requires Solvay to pay the Company milestone payments of $1,000,000 upon signing of the license, $1,000,000 upon the start of Phase IIb/III clinical trials, as defined in the agreement, $1,000,000 upon the first submission by Solvay to regulatory authorities in the Solvay Territories, and $2,000,000 upon the first completed registration in either Germany, France or the United Kingdom. The Company will receive from Solvay a

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

10. License Agreements (Continued)

5% royalty from the sale of licensed products. In 2002 the agreement was amended to change the terms associated with the second $1,000,000 milestone payment, resulting in a payment of $500,000 received in 2002, and two $250,000 payments to be received upon satisfaction of certain conditions.

In 2000, the Company adopted the cumulative deferral method for recognizing revenue, which results in the ratable revenue recognition of milestone payments from the date of achievement of the milestone through the estimated date of the first completed registration in Germany, France or the United Kingdom. The Company expects the first completed registration to occur in April 2006. The Company is recognizing the first $1,000,000 milestone payment over a period of 83 months, the $500,000 received in 2002 over 49 months, and will recognize the two $250,000 payments and the third $1,000,000 payment from the date the milestone is earned until the estimated date of the first completed registration.

BioSante License Agreement

In June 2000, the Company entered into an exclusive agreement to license four applications of its drug-delivery technology to BioSante Pharmaceuticals, Inc. (“BioSante”) in the United States, Canada, China, Australia, New Zealand, South Africa, Israel, Mexico, Malaysia and Indonesia (collectively, “the BioSante Territories”). The Company is required to transfer technology know-how and to provide significant development assistance to BioSante until each country’s regulatory authorities approve the licensed product. BioSante will use the licensed technology for the development of hormone replacement therapy products. At the signing of the contract, BioSante made an upfront payment to the Company, a portion of which will offset future royalties from BioSante’s sale of licensed products and/or sublicense up front payments. This milestone payment was for the delivery of intellectual property to BioSante. BioSante is required to tender milestone payments upon commencement of manufacturing of each of the first two licensed products. In the event that the Company fails to produce or have produced the ordered clinical batches, then the Company is required to repay 25% of these two milestone payments to BioSante.

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

In 2000, the Company adopted the cumulative deferral method for recognizing revenue, which results in the ratable revenue recognition of milestone payments from the date of achievement of the milestone through the estimated date of receipt of final regulatory approval in the BioSante Territory. The Company is recognizing the initial milestone payment in revenue over an 87-month period. All other milestone payments will be recognized ratably on a product-by-product basis from the date the milestone payment is earned and all repayment obligations have been satisfied until the receipt of final regulatory approval in the BioSante Territory for each respective product. It is expected that these milestones will be earned at various dates from January 2004 to September 2007 and will be recognized as revenue over periods of up to 45 months.

In August 2001, BioSante entered into an exclusive agreement with Solvay in which Solvay has sublicensed from BioSante the U.S. and Canadian rights to an estrogen/progestogen combination transdermal hormone replacement gel product, one of the four drug-delivery products the Company has licensed to BioSante. Under the terms of the license agreement between the Company and BioSante, the Company received a portion of the up front payment made by Solvay to BioSante, net of the portion of the initial up front payment the Company received from

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

10. License Agreements (Continued)

BioSante intended to offset sublicense up front payments. The Company is also entitled to a portion of any milestone payments or royalties BioSante receives from Solvay under the sublicense agreement. The Company is recognizing the payment received from BioSante in revenue over a 72-month period. The Company received a $200,000 milestone payment in January of 2003 and is recognizing revenue over a period of 55 months. All other milestone payments will be recognized ratably from the date the milestone payment is earned until the receipt of final regulatory approval in the U.S. and Canada.

SciTech Medical Products License Agreement

In April 2001, the Company entered into an exclusive agreement to license certain drug-delivery technology to SciTech Medical Product Pte Ltd (“SciTech”) in various Asian countries (“the SciTech Territories”) with options to other countries if certain conditions are met. The Company is required to transfer technology know-how necessary and/or useful to seek and apply for registration of the products in the SciTech Territories. SciTech will purchase the product needed for development purposes from the Company. The Company will formulate, produce and supply products in sufficient quantities for all purposes of development and registration as reasonably needed for SciTech to perform its development obligations under this agreement. The Company will receive an aggregate license fee of $600,000 in milestone payments upon the occurrence of certain events. In addition to the license fees, the Company will receive a 5% royalty from the sale of licensed products. The Company has recorded no deferred license fee revenue at December 31, 2003 and has recognized no license fee revenue in 2003 in connection with this agreement.

Ferring License Agreement

The Company entered into a License Agreement, dated January 22, 2003, with Ferring BV (“Ferring”), under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s needle-free injector devices for the field of human growth hormone. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

10. License Agreements (Continued)

Eli Lilly Development and License Agreement

On September 12, 2003, the Company entered into a Development and License Agreement (the “License Agreement”) with Eli Lilly and Company (“Lilly”). Under the License Agreement, the Company granted Lilly an exclusive license to certain of the Company’s needle-free technology in the fields of diabetes and obesity. The Company also granted an option to Lilly to apply the technology in one additional therapeutic area. Additionally, as further discussed in Note 7, the Company issued to Lilly a ten-year warrant to purchase shares of the Company’s common stock. The Company granted Lilly certain registration rights with respect to the shares of common stock issuable upon exercise of the warrant. The Company determined that the fair value of the warrant was $2,943,739 using the Black Scholes option pricing model. The fair value of the warrant was recorded to additional paid in capital and to prepaid license discount, a contra equity account.

The Company analyzed this contract to determine the proper accounting treatment under EITF 00-21, discussed in Note 1. The Company reached the conclusion that although there are multiple deliverables in the contract, the entire contract must be accounted for as one unit of accounting. Therefore, all revenue will be deferred when billed under the contract terms and will be recognized into revenue on a straight-line basis over the remaining life of the contract. All related costs will also be deferred and recognized as expense over the remaining life of the contract on a straight-line basis. The prepaid license discount will be amortized against revenue on a straight-line basis over the life of the contract. If the Company concludes that the revenues from this arrangement will not exceed the costs, part or all of the remaining prepaid license discount may be charged to earnings at that time.

11. Third Party Supply Agreement

On February 22, 2003 the Company entered into a manufacturing agreement under which all assembly work that had been performed by the Company at its Minneapolis facility was to be outsourced to a third-party supplier (“Supplier”). Under the terms of the agreement, the Supplier is responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the Company’s customers. The manufacturing operations were transferred to the Supplier in April 2003. The Company will continue to have responsibility for the manufacturing of the product including the quality of all products and the release of all products produced by the Supplier. The agreement has an initial term of two years. The Company reviewed the long-lived assets related to the manufacturing operations and determined there was no impairment as a result of the transfer.

12. Segment Information and Significant Customers

Upon consummation of the Share Transaction, the Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following table:

The Company has operating assets located in two countries as follows:

	December 31,
	2002	2003
Switzerland	$1,447,468	$1,278,481
United States of America	4,961,503	4,676,372

	$6,408,971	$5,954,853

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

12. Segment Information and Significant Customers (Continued)

Revenues by customer location are summarized as follows:

	For the Years Ended December 31,
	2001	2002	2003
United States of America	$1,335,939	$1,655,713	$883,101
Europe	1,848,091	2,237,940	2,758,478
Other	314,494	102,108	145,265

	$3,498,524	$3,995,761	$3,786,844

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	2001	2002	2003
Ferring	$1,318,982	$1,966,082	$2,370,506
BioSante	983,566	1,183,445	520,977

The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

	2001	2002	2003
Proskelia S.A.S.	$—	$—	$113,372
Solvay	—	48,278	—
Ferring	82,654	46,040	230,136
BioSante	353,952	31,642	14,164

13. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2002:
Total revenues	$668,971	$1,128,613	$1,232,861	$965,316
Net loss (2)	(2,146,640)	(1,966,884)	(2,373,153)	(5,222,088)
Net loss applicable to common shares (2)	(.23)	(.21)	(.24)	(.51)
Weighted average shares (1)	9,170,077	9,286,359	9,790,411	10,210,816

2003:
Total revenues	$910,126	$908,302	$1,039,959	$928,457
Net loss (2)	(3,017,451)	(3,719,561)	(23,344,988)	(2,878,821)
Net loss applicable to common shares (2)	(.26)	(.31)	(1.40)	(.15)
Weighted average shares (1)	11,736,291	12,026,954	16,687,449	19,814,230

(1)	Loss per Common Share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential Common Shares is anti-dilutive.
(2)	The net loss and net loss applicable to common shares include preferred stock dividends of $50,000 in the second and fourth quarters of 2002, $50,000 in the second quarter of 2003 and $92,857 in the fourth quarter of 2003. The fourth quarter of 2002 includes a goodwill impairment charge of $2,000,000 and a patent rights impairment charge of $435,035. The fourth quarter of 2003 includes a patent rights impairment charge of $973,769.

14. Related Party Transactions

At December 31, 2000 the Company had $321,640 payable to other companies ultimately owned by the Company’s shareholder, Dr. Gonella, related to administrative and management services provided by related companies in the period. This amount was non-interest bearing and was classified as a current liability. As further discussed in Note 2 these related party loans were converted to equity on January 31, 2001.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

14. Related Party Transactions (Continued)

At December 31, 2000 the Company had subordinated loans payable to its majority shareholder, Dr. Jacques Gonella of $15,227,131 and to its minority shareholder, VECAP, of $2,436,889. These parties have provided the loans, which bear an annual interest rate of 3%, in several installments throughout the Company’s operating history. As further discussed in Note 2 the subordinated loans were converted to equity on January 31, 2001.

Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s majority shareholder, Dr. Jacques Gonella. In 2001, 2002 and 2003 the Company recognized expense of $245,532, $186,000 and $186,000, respectively, in connection with this agreement, and had liabilities to JG Consulting AG at December 31, 2001, 2002 and 2003 of $90,532, $46,500 and $162,595, respectively. In addition, in 2001 the Company sold equipment, furniture and fixtures to JG Consulting AG for $91,699, which approximated the book value of the assets sold.

In October 2001, in connection with a technology acquisition agreement with Endoscoptic, Inc. (“Endoscoptic”), a French Company, the Company issued 85,749 and 52,314 shares of common stock to Dr. Jacques Gonella and New Medical Technologies (“NMT”), respectively. At the time of the transaction, Jacques Rejeange was one of the Company’s board members and was Chairman of the Board of NMT. The Company issued the shares to satisfy Endoscoptic debt assumed in the technology acquisition agreement.

During 2001, 2002 and 2003 the Company recognized expense of $49,845, $100,612 and $26,500, respectively, for consulting services provided by John Gogol, one of the Company’s board members during those years. The Company had a payable to Mr. Gogol at December 31, 2001 and 2002 of $6,363 and $22,211, respectively.

During 2001 and 2002 the Company recognized expense of $97,292 and $37,348, respectively, for legal services provided by Rinderknecht Klein and Stadelhofer, and had a payable to this firm of $54,297 and $32,681 at December 31, 2001 and 2002, respectively. Dr. Thomas Rinderknecht, one of the Company’s board members during 2001 and 2002 until his resignation on December 13, 2002, is a partner in the firm of Rinderknecht Klein and Stadelhofer.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company’s largest shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from Dr. Gonella $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%. These amounts were included in due to related parties on the consolidated balance sheet as of December 31, 2002. During 2003 the Company borrowed from Dr Gonella an additional $1,600,000 under various Term Note agreements. The loans were due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. Dr. Gonella was also issued warrants for the purchase of 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share in connection with the loans. The face value of the $1,600,000 of shareholder loans was allocated between the loans and the warrants based on the relative fair values of each, with the amount allocated to the warrants being recorded as equity and as a discount on the debt, which was being amortized to interest expense over the life of the loans. The fair value of the warrants was calculated with the Black-Scholes option pricing model using risk free interest rates ranging from 2.1% to 3.9%, volatility of 136%, option life of 5 years and dividend yield of 0.0%. On September 12, 2003, the total of all Term Note agreements, which included principal of $2,300,000 and accrued interest of $98,635, was converted into 2,398,635 shares of common stock. In connection with this conversion the shareholder was issued warrants for the purchase of 1,798,976 shares of the Company’s common stock at an exercise price of $1.25 per share. The difference between the fair value of the common stock and warrants issued to the shareholder in excess of the carrying value of the debt on September 12, 2003, the date of the conversions, totaled $10,266,331, and was recorded as loss on conversions of debt to equity in the statement of operations.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, 2002 and 2003

15. Litigation

On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask’s counsel asserted, among other things, that the provisions of the agreement require the Company to pay Spencer Trask commissions on the amounts raised in the July 2003 private placements. On September 8, 2003, Spencer Trask filed suit against the Company in federal court in the Southern District of New York. The Company and Spencer Trask executed a Settlement Agreement with respect to this litigation, and the court dismissed the case.

On September 25, 2003, Josephberg Grosz & Company (“JGC”) notified the Company that it intends to commence an arbitration action against the Company in New York State. The Company and JGC entered into a letter agreement on April 8, 2002. JGC claims that, pursuant to the letter agreement the Company owes it seven percent of the proceeds received by the Company, as well as ten percent of various shares and securities issued by the Company, in connection with up to $6 million in financing received by the Company since April 5, 2002. The Company disputes that it owes any amounts to JGC. The Company intends to vigorously defend this claim.

16. Subsequent Events

In February and March 2004 the Company received net proceeds of $13,853,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. The Company also issued five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share.

On December 30, 2003, when the availability of equity funds was unknown, the Company offered a 30% discount in the exercise price to holders of warrants with an exercise price of under $1.00. This offer expired on March 1, 2004, at which time the Company received proceeds of $821,100 from the exercise of warrants for 2,932,500 shares of common stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

Directors Whose Terms Continue Until the 2004 Annual Meeting of Shareholders

Dr. Jacques Gonella	62	Dr. Gonella joined the Board of Directors in January 2001 as its Chairman. He is the founder of Permatec and has served as the Chairman of the Board of Directors of Permatec since its founding in June 1997. Prior to founding Permatec, Dr. Gonella founded JAGO Pharma AG in 1983 and served as the President and Chief Executive Officer from its founding until its acquisition in May 1996 by SkyePharma, a United Kingdom company listed on the London Stock Exchange. Prior to founding JAGO, Dr. Gonella occupied various positions with Roche and Pfizer between 1968 and 1979. Dr. Gonella currently also sits on the board of directors of several private pharmaceutical companies and pharmaceutical investment funds. He holds a doctorate in analytical chemistry from the Polytechnic Institute of Lausanne, Switzerland.

Thomas J. Garrity	54	Mr. Garrity joined the Board of Directors in October 2003 and serves as Chairman of the Audit Committee and member of the Compensation Committee. He was Executive Vice President and Chief Financial Officer for PCS Health Systems, a provider of managed pharmaceutical care, from 1994 to 2000. He played a key role during its subsequent integration with Advance Paradigm, Inc. and became Executive Vice President of Financial Operations for the resultant entity, Advance PCS, a provider of health improvement solutions. Prior to that, Mr. Garrity held various positions at Eli Lilly and Company, including Director of Public Policy Planning and Development; Director of Corporate Financial Planning; and other international, marketing and financial positions. Mr. Garrity holds an S.B. degree from the Massachusetts Institute of Technology in aerospace engineering and an MBA degree in finance from the University of Chicago. He is currently a private investor and business consultant.

Directors Whose Terms Continue Until the 2005 Annual Meeting of Shareholders

James L. Clark	56	Mr. Clark joined the Board of Directors in March 2001. He serves as Chairman of the Compensation Committee and is a member of the Audit Committee. Mr. Clark is the principal officer of Pharma Delivery Systems, which he founded in 1991, a drug delivery consultancy group that identifies and develops drug delivery technologies for use by multinational pharmaceutical companies. He is also a consultant to the pharmaceutical industry in the areas of drug delivery and business development. He earned degrees in chemistry and marketing from St. Joseph’s University in Philadelphia and has held senior management positions in the areas of medical devices, wound care and drug delivery.

Dr. Philippe Dro	41	Dr. Dro joined the Board of Directors in January 2001 and is a member of the Audit Committee. He was CFO and Head of Business Development for Axovan Limited, a Swiss drug discovery biotechnology company, recently acquired by Actelion. Dr. Dro served as the President and Chief Operating Officer of Permatec from January 2000 through October 2000. From June 1997 to January 2000, Dr. Dro was the Executive Director of Permatec, and from March 1995 to June 1997, he served as Executive Director of JAGO Pharma. Prior to that time, he held various finance and controller positions at Sandoz Corporation in Basel, Switzerland, and positions in the production and development areas at Ethypharm Corporation in France and India. He received a doctorate in Pharmacy from the School of Pharmacy of the University of Grenoble, France and holds an MBA from the Cranfield School of Management in the United Kingdom.

Directors Whose Terms Continue Until the 2006 Annual Meeting of Shareholders

Dr. Roger Harrison	56	Dr. Harrison joined Antares Pharma as Chief Executive Officer, President and a member of the Board of Directors in March 2001. Since 1984, Dr. Harrison held various positions at Eli Lilly and Company in the United States. His most recent role with that company was Director of Alliance Management. Other positions at Lilly included Global Product Team Leader and Director, Development Projects Management and Technology Development and Planning. Dr. Harrison earned a Ph.D. in organic chemistry and a B.Sc. in chemistry from Leeds University in the United Kingdom and conducted postdoctoral research work at Zurich University in Switzerland.

Anton Gueth	47	Mr. Gueth joined the Board of Directors in October 2003 and is a member of the Compensation Committee. His career includes nearly 19 years with Eli Lilly and Company, most recently as Director of Alliance Management. He also served as General Manager of Lilly’s African and Middle Eastern operations; Vice President of Financial Planning and Treasury for PCS Health Systems; Managing Director of Lilly’s Saudi Arabia, Gulf and Yemen operations, as well as other sales, marketing and financial positions. Mr. Gueth earned a Masters Degree in agricultural economics from the Justus Liebig University in Giessen, Germany, as well as a Masters Degree in Public Affairs from Indiana University. Mr. Gueth is currently an independent consultant in the business development and alliance management sectors.

None of the above directors are related to one another or to any executive officer of the Company. Professor Ubaldo Conte, Jacques Rejeange, John Gogol and Franklin Pass, M.D. resigned from the board of directors on February 19, 2003, March 25, 2003, September 12, 2003 and October 8, 2003, respectively.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers is set forth in Part 1 of this Annual Report on Form 10-K under separate caption.

Information Concerning the Board of Directors

The Board of Directors met 18 times during 2003 and acted by written action five times during 2003. The Board of Directors has an Audit Committee, an Options Committee and a Compensation Committee.

The Audit Committee consisted of Mr. Clark, Dr. Dro and Mr. Rejeange until Mr. Rejeange resigned in March 2003. In October 2003 Mr. Garrity joined the Audit Committee and was appointed Chairman on January 1, 2004. The Audit Committee met three times during 2003. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, as well as the Company’s accounting principles and systems of internal controls, and reports the results of its review to or holds concurrent meetings with the full Board of Directors. The Board of Directors has determined that Mr. Garrity meets the requirements of a financial expert, as that term is defined in Item 401 of Regulation S-K under the Securities Act of 1933. Additionally, the Board has determined that Mr. Garrity is independent, as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

The Options Committee consisted of Mr. Clark and Dr. Dro. This Committee had no meetings during 2003.

The Compensation Committee, consisting of Mr. Clark and Dr. Harrison during 2003, met informally during the year with compensation actions being considered by the full Board. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees and administers the 1993 Stock Option Plan (the “1993 Plan”). The Board of Directors as a whole administers the 1996 Incentive and Stock Option Plan (the “1996 Plan”), the 2001 Incentive Stock Option Plan for Employees (the “2001 Plan”), the 1998 Stock Option Plan for Non-Employee Directors (the “1998 Directors Plan”) and the 2001 Stock Option Plan for Non-Employee Directors and Consultants (the “2001 Directors Plan”). On January 1, 2004 the composition of the Compensation Committee changed to Mr. Garrity, Mr. Gueth and Mr. Clark, with Mr. Clark as Chairman.

During 2003, each of the existing directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the Committees on which he serves with the exception of Dr. Dro, who attended 72% of the meetings. Professor Ubaldo Conte, Jacques Rejeange, John Gogol and Franklin Pass, M.D. each resigned from the Board during 2003. John Gogol and Dr. Pass attended at least 75% of the meetings prior to their resignations, while Professor Ubaldo Conte and Jacques Rejeange did not attend 75% of the meetings prior to their resignations.

Compensation Committee Interlocks and Insider Participation

Dr. Harrison was the CEO and President of the Company during 2003 and served on the Compensation Committee. No member of the Compensation Committee had, during the 2003 fiscal year, any relationship or transaction with the Company that is required to be reported under Item 402(j) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and ten percent shareholders are also required by the SEC’s rules to furnish the Company with copies of all Section 16(a) reports they file.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose any failure to file reports by such dates. The Company is aware that due to an oversight, certain of its officers and directors filed late reports following the grant of common shares or options to such individuals. Philippe Dro, Peter Sadowski, Franklin Pass, John Gogol, Lawrence Christian, Jacques Gonella and Dario Carrara filed reports on December 30, 2003 for transactions occurring on September 17, 2003 and October 31, 2003, Anton Gueth and Thomas Garrity filed reports on January 2, 2004 for transactions occurring on October 31, 2003. Based solely on a review of the copies of such reports received by the Company or by written representations from certain reporting persons, the Company believes that during the year ended December 31, 2003, all remaining Section 16(a) filing requirements applicable to officers, directors and ten percent shareholders were met.

Code of Ethics

On February 5, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics that is applicable to all employees and directors.

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors

The Company has not in the past paid directors’ fees. All directors may be reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees. In the past, the Board of Directors has made annual discretionary grants of options to purchase shares of Common Stock under the 1993 Plan, 1996 Plan and 2001 Plan to certain members of the Board of Directors. The size of these grants has varied from year to year. In accordance with the Directors’ Plan in place prior to September 4, 2003, when the Directors’ Plan was modified, eligible non-employee directors received an automatic grant of an option to purchase 5,000 shares of common stock as of the first business day of each calendar year. The Directors’ Plan also provided for an initial option grant of 15,000 shares of Common Stock on the day each director was first elected to the Board of Directors. Under the modified Directors’ Plan, non-employee directors receive an annual option grant to purchase 15,000 shares of common stock and additional annual option grants to purchase 5,000, 2,000 and 1,000 shares of common stock for the Board Chairman, Audit Committee Chairman and other committee members, respectively. The directors also receive option grants for the purchase of 500, 1,000 or 2,000 shares of common stock for each meeting attended, depending on the type of meeting held. New directors receive an initial grant of 15,000 shares of the Company’s common stock on the day they are elected to the Board of Directors.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company (or Medi-Ject prior to January 31, 2001) to or on behalf of the Chief Executive Officer and the three other most highly compensated executive officers (the “Named Executive Officers”) as of the year ended December 31, 2003, for services in all capacities as well as compensation earned by such person for the previous two fiscal years (if the person was an executive officer during any part of such fiscal year):

SUMMARY COMPENSATION TABLE

			Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary ($)		Bonus ($)	Other Annual Compensation ($)(1)	Stock Options (#)	Restricted Stock ($)
Dr. Roger Harrison, Chief Executive Officer and President	2003 2002 2001		275,000 275,000 221,939	(2)	— — —	18,000 18,000 14,250	— 5,625 —	— 155,000 186,000

Lawrence Christian, Chief Financial Officer, Secretary, and Vice President, Finance	2003 2002 2001		145,600 145,600 140,655		— — 17,000	— — —	125,000 7,500 20,000	— — —

Dr. Dario Carrara, Managing Director-Formulations Group	2003 2002 2001	(4) (4) (3)(4)	179,000 160,500 123,456		— — 9,037	124,000 100,100 57,157	125,000 7,500 60,000	— — —

Dr. Peter Sadowski, Chief Technology Officer and Vice President, Devices Group	2003 2002 2001		156,000 156,000 150,000		— — 17,000	5,400 5,400 5,400	125,000 7,500 50,000	— — —

(1)	Represents auto allowance payments and foreign employee allowances for Dr. Carrara including housing, tuition for dependents and home country travel expenses.
(2)	Represents salary paid from employment date of March 12, 2001.
(3)	Represents compensation information from February 1, 2001, the date of the business combination.
(4)	Compensation for Dr. Carrara was in Swiss Francs converted to U.S. dollars at the Swiss Francs per U.S. dollar exchange rates of 1.6598, 1.3833 and 1.238 at December 31, 2001, 2002 and 2003, respectively.

Dr. Jacques Gonella, the Chairman of the Board of Directors of the Company and the Company’s majority shareholder, receives 5,000 stock options annually, as do each of the Company’s directors. Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company solely owned by Dr. Gonella. Under this agreement, the Company pays a monthly fee of $15,500 to JG Consulting AG.

Employment Agreements with Executive Officers

The Company has written employment agreements with Dr. Roger Harrison, Lawrence Christian and Dr. Dario Carrara. The employment agreement with Dr. Peter Sadowski expired on December 31, 2002, and he has been continuing employment without a contract since that time.

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

Employment Agreements with Lawrence Christian and Dr. Peter Sadowski. Mr. Christian and Dr. Sadowski entered into employment agreements with the Company as of December 22, 1999, with updated agreements as of May 1, 2000, (each, an “Employment Agreement” and together, the “Employment Agreements”). The Employment Agreements provided for 2000 base salaries of $102,000 for Mr. Christian until May 1, 2000, and $124,000 thereafter and $135,820 for Dr. Sadowski. Salaries have subsequently been adjusted to $145,600 for Mr. Christian and $156,000 for Dr. Sadowski. Upon the closing of the Permatec transaction, the Company paid to each of Mr. Christian and Dr. Sadowski a bonus of $17,000. Upon the closing of the Permatec transaction, the Company granted options to purchase 20,000 shares of Antares common stock to Mr. Christian and 50,000 shares of Antares common stock to Dr. Sadowski. The Employment Agreements also contain provisions regarding participation in benefit plans, repayment of expenses, participation as a director or consultant to other companies (which is permitted provided that such participation does not materially detract from their respective obligations to the Company or otherwise violate the terms of their Employment Agreements), protection of confidential information and ownership of intellectual property. In addition, the Employment Agreements contain covenants not to compete and covenants with respect to nonsolicitation and noninterference with customers, suppliers or employees. Mr. Christian’s Employment Agreement is for 365 days continuing each day on a rolling 365-day basis. Dr. Sadowski’s Employment Agreement had a term through December 31, 2002, and he has been continuing employment without a contract since that time.

Employment Agreement with Dr. Dario Carrara. Dr. Carrara entered into an employment agreement with Permatec on May 31, 2000. The Company assumed all employment obligations of Permatec upon consummation of the business combination as of January 31, 2001. Dr. Carrara is a citizen of Argentina and, accordingly, is considered a foreign service employee for Swiss employment purposes. The Employment Agreement provides for a 2000 base salary of $102,415, bonuses at the discretion of the board of directors, participation in stock option programs as may be available, expense account allowance of $482 per month, two family trips per year to his home country, private school cost for his children up to $15,062 per year, family housing cost in Switzerland up to $21,689 per year and family local language lessons up to $6,025 during the first twelve months. Dr. Carrara’s salary has subsequently been adjusted to 222,000 Swiss Francs, or approximately $179,000 using the exchange rate at December 31, 2003 of 1.238. The agreement is for an indeterminate period of time and either party may terminate the agreement with a three month written notice.

Original Option Grants During 2003

The table below sets forth individual grants of stock options made to the Named Executive Officers during the year ended December 31, 2003.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees During the Year(%)	Exercise Price or Base Price/sh. ($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%($)	10%($)
Lawrence Christian(2)	125,000	10.6	1.77	09/16/13	139,000	352,500
Dr. Dario Carrara(2)	125,000	10.6	1.77	09/16/13	139,000	352,500
Dr. Peter Sadowski(2)	125,000	10.6	1.77	09/16/13	139,000	352,500

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the Company’s future common stock prices.
(2)	Incentive stock options granted pursuant to the Company’s 2001 Stock Option Plan on September 17, 2003. These options vest in three equal installments on September 17 of each of 2003, 2004 and 2005.

Aggregated Option Exercises in 2003 and Year End Option Values

The following table provides information concerning stock option exercises and the value of unexercised options at December 31, 2003 for the Named Executive Officers:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year End(#)		Value of Unexercised In-The- Money Options at Year End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. Roger Harrison	0	0	1,856	3,769	—	—

Lawrence Christian	0	0	84,125	99,375	—	—

Dr. Dario Carrara	0	0	83,925	108,575	—	—

Dr. Peter Sadowski	0	0	107,548	117,875	—	—

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

The Compensation Committee is responsible for establishing compensation policies for all executive officers of the Company, including the four most highly compensated executive officers named in the accompanying tables (the “Named Executives Officers”). The members of the Compensation Committee during 2003 were James Clark and Dr. Roger Harrison. On January 1, 2004, the composition of the Compensation Committee changed to Mr. Garrity, Mr. Gueth and Mr. Clark, with Mr. Clark as Chairman. The Compensation Committee establishes the total compensation for the executive officers in light of these policies.

The objectives of the Company’s executive compensation program are:

1.	to attract and retain superior talent and reward individual performance;

2.	to support the achievement of the Company’s financial and strategic goals; and

3.	through stock based compensation, align the executive officers’ interests with those of the shareholders of the Company.

The following report addresses the Company’s executive compensation policies and discusses factors considered by the Compensation Committee in determining the compensation of the Company’s Chief Executive Officer and President and other executive officers for the year ended December 31, 2003.

Compensation Policies for Executive Officers

The Compensation Committee’s executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company’s annual and long term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. To that end, the Compensation Committee has established certain parameters of corporate performance that must be met before the discretionary features of its executive compensation plans apply. These discretionary features include stock option grants and performance bonuses based upon an executive officer’s base salary. Absent the discretionary features, the Company’s executive officers are paid base salaries that are subject to annual cost-of-living increases, along with periodic adjustments to make such salaries competitive with other similar sized companies in the drug delivery industry. The Company’s executive officers are also given the opportunity to participate in certain other broad-based employee benefit plans. As a result of the Company’s emphasis on tying executive compensation to corporate performance, in any particular year the Company’s executives may be paid more or less than the executives of other companies in the drug delivery industry. The Company’s use of stock option grants as a key component of its executive compensation plans reflects the Compensation Committee’s position that stock ownership by management and stock based compensation arrangements are beneficial in aligning management’s and shareholders’ interests to enhance shareholder value.

Bonuses

Cash bonuses are used to reward executive officers for achievement of financial and technical milestones, as well as for individual performance. Bonuses ranging from $9,037 to $50,000 were awarded to certain executive officers in February 2001. No bonuses were awarded during 2002 or 2003.

Stock Options

Stock options awarded under the Company’s 1993, 1996 and 2001 Plans are intended as incentive compensation and have historically been granted annually to officers, other key employees and consultants based on the Company’s financial performance and achievement of technical and regulatory milestones. The 2000 annual stock option grant totaling 160,000 and 90,000 shares with a grant date of March 22, 2001, were granted to 5 executive officers and 40 employees, respectively. The 2001 annual stock option grant totaling 35,625 and 52,052 shares with a grant date of February 1, 2002, were granted to 4 executive officers and 52 employees, respectively. On September 17, 2003 the Company granted stock options totaling 375,000 and 808,750 shares to three executive officers and 27 employees, respectively. All grants are made to provide ongoing incentives to the Company’s consultants, outside directors and employees.

Chief Executive Officer’s Compensation

Compensation for Dr. Roger Harrison during 2003, as reflected in the Summary Compensation Table in “Item 11. Executive Compensation” herein, consisted of base compensation and certain employee benefits. Dr. Harrison’s base compensation for 2003 was $275,000.

At this time the Committee has no formal long-range written plan for CEO compensation separate and apart from the employment agreement (see above).

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

James Clark	Dr. Roger Harrison

Performance Graph

The graph below provides an indication of cumulative total shareholder returns (“Total Return”) for the Company as compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Stocks weighted by market value at each measurement point.

This graph covers the period beginning December 31, 1998, through December 31, 2003. The graph assumes $100 was invested in each of the Company’s Common Stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Stock Index on December 31, 1998 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003

Antares Pharma	$100.00	$78.95	$228.42	$194.74	$22.11	$54.21

Nasdaq Composite Index	100.00	185.59	112.67	88.95	60.91	91.37

Biotechnology Stocks	100.00	201.64	248.00	207.81	113.62	165.59

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	15,405,491	$2.30	992,552
Equity compensation plans not approved by security holders	—	—	—

Total	15,405,491	$2.30	992,552

In 2002 the Company entered into an agreement with a public relations representative for a term of six months, ending April 15, 2003, under which the Company must issue either 5,000 or 10,000 restricted shares per month, depending upon the Company’s share price. The agreement has been extended by mutual consent and the Company is currently issuing 5,000 restricted shares per month as compensation. The Company issued 90,000 shares of its common stock under this agreement in 2003.

In 2002 the Company entered into an equity advisor agreement. Pursuant to the agreement, the Company issued $10,000 worth of restricted shares of its common stock per month based on the market price of the shares on the 17th of each month, which was done for the first time in December 2002. The Company also issued 100,000 restricted shares of its common stock in January 2003 in connection with execution of the agreement. The Company issued an aggregate of 132,266 shares of common stock in 2003 under this agreement, which was terminated in September 2003.

In January 2003 the Company entered into an advisory agreement for a period of 3 months, with automatic renewal periods of three months each. The Company issued 50,000 shares of its common stock under this agreement, along with warrants to purchase 300,000, 250,000 and 250,000 shares of its common stock at exercise prices of $0.55, $1.60 and $1.82, respectively.

In April 2003 the Company entered into a marketing agreement for a period of 30 days, issuing 27,000 shares of its common stock. In July 2003 the Company entered into a marketing agreement with the same company for a term of three months. Under this agreement the Company issued 150,000 shares of its common stock and warrants to purchase 50,000, 25,000 and 25,000 shares of its common stock at exercise prices of $1.50, $2.00 and $2.50, respectively.

In May 2003 the Company entered into a consulting agreement for public and investor relations services for a period of six months. Under this agreement, in 2003, the Company issued an aggregate of 235,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00.

In June 2003, the Company entered into an equity advisor agreement (which agreement was amended in August 2003) pursuant to which the Company issued, on July 17, 2003, a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant was issued as compensation in connection with the Company’s July 17, 2003 private placement.

In July 2003 the Company entered into an agreement for general corporate financial and advisory services and issued warrants for the purchase of 50,000 shares of its common stock at an exercise price of $1.29.

The following table sets forth certain information concerning beneficial ownership of the Company’s Common Stock as of March 15, 2004, with respect to (i) all persons known to be the beneficial owners of more than 5% of the outstanding Common Stock, (ii) each of the directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Outstanding Shares	Outstanding Options & Warrants (2)
XMark Funds (3)	5,121,243	12.9%	1,800,000
SDS Funds (4)	3,452,100	8.9%	750,000
North Sound Funds (5)	3,083,333	7.9%	1,083,333
Perceptive Life Sciences Master Fund, Ltd. (6)	3,600,000	9.3%	900,000
Atlas Equity I, Ltd. (7)	2,000,000	5.2%	500,000
Dr. Jacques Gonella (8) (9)	9,967,497	26.3%	4,253,976
Permatec Holding AG (8) (10)	2,900,000	7.7%	—
Dr. Roger Harrison (9)	107,819	*	5,625
James Clark (9)	60,333	*	60,583
Dr. Philippe Dro (9)	52,500	*	75,000
Thomas Garrity (9)	48,333	*	36,583
Anton Gueth (9)	51,333	*	33,083
Lawrence Christian (9)	191,569	*	200,167
Dr. Dario Carrara (9)	106,275	*	192,500
Dr. Peter Sadowski (9)	139,198	*	225,423
All directors and executive officers as a group (9 persons) (8)	13,624,857	35.5%	5,083,140

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2004, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.
(2)	Shares of Antares Common Stock issuable upon the exercise of outstanding options and warrants.
(3)	XMark Funds includes XMark Fund, L.P. at 152 W 57th St., 21st Floor, New York, NY 10019 and XMark Fund, Ltd. at Walkers, Walker House, P.O. Box 265 GT, Mary Street, Georgetown, Grand Cayman, Cayman Islands.
(4)	SDS Funds includes SDS Merchant Fund, LP and SDS Capital Group SPC, Ltd., both at 53 Forest Avenue, 2nd Floor, Old Greenwich, CT 06870.
(5)	North Sound Funds includes North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International LTD, each with an address of 53 Forest Avenue, Suite 202, Old Greenwich, CT 06870.
(6)	The address for Perceptive Life Sciences Master Fund, Ltd. is 5437 Connecticut Ave., NW Suite 100, Washington, DC 20015.
(7)	The address for Atlas Equity I, Ltd. is c/o BAM. L.P., 181 W. Madison, Suite 3600, Chicago, IL 60602.
(8)	Dr. Jacques Gonella owns controlling interest in Permatec Holding AG and, therefore, exercises voting and investment control for the entity.
(9)	The director’s or officer’s address is 707 Eagleview Boulevard, Suite 414, Exton, PA 19341.
(10)	The address of Permatec Holding AG is Hauptstrasse 16, 4132 Muttenz, Switzerland.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s majority shareholder, Dr. Jacques Gonella. In 2003 the Company recognized expense of $186,000 in connection with this agreement, and had liabilities to JG Consulting AG at December 31, 2003 of $162,595

During 2003 the Company recognized expense of $26,500 for consulting services provided by John Gogol, one of the Company’s board members during 2003 prior to his resignation.

The Company received $1,000,000 on March 12, 2002 and $1,000,000 on April 24, 2002 from the Company’s majority shareholder, Dr. Jacques Gonella, under a Term Note agreement dated February 20, 2002. The Term Note agreement allowed for total advances to the Company of $2,000,000 and was interest bearing at the three-month Euribor Rate as of the date of each advance, plus 5%. The principal of $2,000,000 and accrued interest of $36,550 was converted into 509,137 shares of common stock on June 10, 2002 at $4.00 per share. In addition, the Company borrowed from its majority shareholder $300,000, $200,000 and $200,000 in June, September and December of 2002, respectively, to be repaid in July, September and December of 2003, respectively, with interest at the three-month Euribor Rate as of the date of the advance, plus 5%. During 2003 the Company borrowed from Dr Gonella an additional $1,600,000 under various Term Note agreements. The loans were due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. Dr. Gonella was also issued warrants for the purchase of 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share in connection with the loans. On September 12, 2003, the total of all Term Note agreements, which included principal of $2,300,000 and accrued interest of $98,635, was converted into 2,398,635 shares of common stock. In connection with this conversion the shareholder was issued warrants for the purchase of 1,798,976 shares of the Company’s common stock at an exercise price of $1.25 per share.

In February of 2003 the Company restructured its 10% convertible debentures replacing them with 8% convertible debentures. In this transaction, debenture holders Xmark Fund, Ltd., Xmark Fund, L.P. (together “XMark”) and SDS Merchant Fund, LP, received warrants to purchase a total of 2,932,500 shares of the Company’s common stock. In July 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. XMark, North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International LTD. (together “North Sound”) and SDS Merchant Fund, LP, each purchased 1,000,000 shares of the Company’s common stock along with warrants to purchase 750,000 shares of common stock in these private placements. On September 12, 2003, XMark and SDS Merchant Fund, LP, holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the “Debentures”), exchanged the outstanding $1,218,743 aggregate principal and accrued interest of the Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”). Each share of Series D Preferred is currently convertible into ten shares of the Company’s common stock, resulting in an aggregate of 2,437,490 shares of common stock issuable upon conversion of the Series D Preferred. In a February 2004 private placement of the Company’s common stock, SDS Capital Group SPC purchased 750,000 shares of the Company’s common stock along with warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share. North Sound also participated in the February 2004 private placement, purchasing 1,000,000 shares of the Company’s common stock along with warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $1.25. As a result of these and previous transactions, the SDS entities together, XMark and North Sound each became beneficial owners of more than 5% of the Company’s common stock.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company by KPMG LLP during 2002 and 2003 for professional services rendered in connection with the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports totaled $171,461 and $205,395, respectively.

Audit-Related Fees

Aggregate fees billed to the Company by KPMG LLP during 2002 and 2003 for audit-related services, consisting primarily of services related to private placements of convertible debentures and common stock and the filing of registration statements in connection with such placements totaled $45,150 and $24,643, respectively.

Tax Fees

Aggregate fees billed to the Company by KPMG LLP during 2002 and 2003 for professional services rendered in connection with tax compliance, tax advice and tax planning totaled $25,450 and $16,500, respectively.

All Other Fees

All other fees billed to the Company by KPMG LLP during 2002 totaled $12,746 and consisted primarily of services related to financial information system design and implementation. There were no other fees billed to the Company by KPMG LLP in 2003.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy regarding pre-approval of non-audit services performed by the independent auditor. The Audit Committee’s pre-approval policy prohibits engaging the independent auditor to perform the following services:

•	bookkeeping or other services relating to the accounting records or financial statements,
•	financial information systems design and implementation, and
•	appraisal and valuation services, fairness opinions or contribution-in-kind reports,
•	actuarial services,
•	internal audit outsourcing services,
•	management functions,
•	human resource services,
•	broker-dealer, investment advisor or investment banking services,
•	legal services, and
•	expert services unrelated to the audit.

The policy requires the pre-approval of the Audit Committee for all audit services, audit-related services, tax services and other services performed by the independent auditor. The policy contains lists of the above categories of services that the Audit Committee has pre-approved, subject to an annual aggregate dollar limit for each category. Any proposed services exceeding these limits require specific pre-approval by the Audit Committee. Services not listed in one of the above categories require specific pre-approval from the Audit Committee.

The policy permits the Audit Committee to delegate pre-approval authority to one or more members of the Audit Committee, provided that the member or members report to the entire Audit Committee pre-approval actions taken since the last Audit Committee meeting. The policy expressly prohibits delegation of pre-approval authority to management.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - see Part II

(2)	Financial Statement Schedules

Independent Auditors’ Report on Financial Statement Schedule - see page 95

Schedule II – Valuation and Qualifying Accounts – see page 96

All other schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the financial statements or the notes thereto.

(3)	Item 601 Exhibits - see list of Exhibits below

(c)	Exhibits

The following is filed as an exhibit to Part I of this Form 10-K:

Exhibits	Description

3.1	Second Amended and Restated Articles of Incorporation as amended to date (a)

3.2	Articles of Amendment Restating Articles of Incorporation (g)

3.3	Second Amended and Restated Bylaws (a)

3.4	Third Amended and Restated Articles of Incorporation (l)

3.5	Certificate of Designations for Series A Convertible Preferred Stock (d)

3.6	Certificate of Designations for Series B Convertible Preferred Stock (h)

3.7	Certificate of Designations for Series C Convertible Preferred Stock (g)

3.8	Articles of Amendment to Third Amended and Restated Articles of Incorporation (o)

3.9	Certificate of Designations for Series D Convertible Preferred Stock (s)

4.1	Form of Certificate for Common Stock (a)

4.2	Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company (a)

4.3	Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company (a)

4.6	Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

4.7	Warrant issued to Elan International Services, Ltd. on November 10, 1998 (d)

4.8	Warrant issued to Grayson & Associates, Inc. on September 23, 1999 (e)

4.9		Warrant issued to Plexus Ventures, Ltd. on September 12, 2000 (g)

4.10		Form of warrant issued to:

Aventic Partners AG on February 5, 2001 for 85,324 shares Basellandschaftliche Kantonalbank on February 5, 2001 for 85,324 shares HCI Healthcare Investments Limited on February 5, 2001 for 127,986 shares Lombard Odier & Cie on March 5, 2001 for 127,986 shares (g)

10.0		Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (f)

10.1		Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (g)

10.2		Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (g)

10.3		Registration Rights Agreement with Aventic Partners AG, Basellandschaftliche Kantonalbank and HCI Healthcare Investments Limited dated February 5, 2001, and Lombard Odier & Cie dated March 5, 2001 (g)

10.4		Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto (a)

10.5		Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999 (e)

10.6		Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999 (e)

10.7		Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

10	.8*	Employment Agreement, dated January 31, 2001, with Franklin Pass, M.D. (g)

10	.9*	Employment Agreement, dated March 12, 2001, with Roger Harrison, Ph.D. (g)

10	.10*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Lawrence Christian (g)

10	.11*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Peter Sadowski (g)

10	.12*	Employment Agreement, dated May 31, 2000 with Dr. Dario Carrara (h)

10	.13*	1993 Stock Option Plan (a)

10	.14*	Form of incentive stock option agreement for use with 1993 Stock Option Plan (a)

10	.15*	Form of non-qualified stock option agreement for use with 1993 Stock Option Plan (a)

10	.16*	1996 Stock Option Plan, with form of stock option agreement (a)

10	.17†	Development and License Agreement with Becton Dickinson and Company, effective January 1, 1996 (terminated January 1, 1999). See Exhibit 10.21 (a)

10.18		Office - Warehouse lease with Carlson Real Estate Company, dated February 11, 1997 (b)

10.19	*	1998 Stock Option Plan for Non-Employee Directors (c)

10.20	*	Letter consulting agreement dated February 20, 1998 with Geoffrey W. Guy (c)

10.21	#	Agreement with Becton Dickinson dated January 1, 1999 (d)

10.22		Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998 (d)

10.23	#	License & Development Agreement with Elan Corporation, plc, dated November 10, 1998 (d)

10.24		Amended and Restated 2001 Stock Option Plan for Non-Employee Directors and Consultants (p)

10.25		Amended and Restated 2001 Incentive Stock Option Plan for Employees (p)

10.26	*	Consulting Agreement with JG Consulting AG dated February 1, 2001 (h)

10.27		Office lease agreement with 707 Eagleview Boulevard Associates, a Pennsylvania Partnership, dated June 18, 2001 (h)

10.28		$2,000,000 Term Note with Dr. Jacques Gonella dated February 20, 2002 (i)

10.29		Securities Purchase Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(j)

10.30		Registration Rights Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(j)

10.31		Security Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(j)

10.32		Form of Secured Convertible Debenture, dated July 12, 2002.(j)

10.33	**	License Agreement with Solvay Pharmaceuticals BV, Dated June 9, 1999.(k)

10.34	**	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000.(k)

10.35	**	Amendment No. 1 to License Agreement with BioSante Pharmaceuticals, Inc., dated May 20, 2001.(k)

10.36	**	Amendment No. 2 to License Agreement with BioSante Pharmaceuticals, Inc., dated July 5, 2001.(k)

10.37	**	Amendment No. 3 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 28, 2001.(k)

10.38	**	Amendment No. 4 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 8, 2002. (k)

10.39		Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (m)

10.40		Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (m)

10.41		Registration Rights Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (m)

10.42		Amended and Restated Security Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (m)

10.43		Form of Warrant, dated January 31, 2003 (m)

10.44		Form of 8% Senior Secured Convertible Debenture, dated January 31, 2003 (m)

10.45		Form of Amended and Restated 8% Senior Secured Convertible Debenture, dated January 31, 2003 (m)

10.46		Form of Promissory Note (m)

10.47	**	License Agreement between Antares Pharma, Inc. and Ferring BV, dated January 21, 2003 (n)

10.48		Securities Purchase Agreement dated July 7, 2003 (q)

10.49		Form of Registration Rights Agreement dated July 7, 2003 (q)

10.50		Voting Agreement, dated July 7, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (q)

10.51		Form of Warrant, dated July 7, 2003 (q)

10.52		Form of Securities Purchase Agreement dated July 17, 2003 (r)

10.53		Form of Registration Rights Agreement dated July 17, 2003 (r)

10.54		Form of Warrant, dated July 17, 2003 (r)

10.55		Form of Lock-Up Agreement dated July 17, 2003 (r)

10.56		Investment Letter and Conversion Notice, dated September 12, 2003 (s)

10.57		Securities and Exchange Agreement, dated September 12, 2002 (s)

10.58		Form of Lien Release Letter, dated July 7, 2003 (s)

10.59	Development and License Agreement, dated September 12, 2003, with Eli Lilly and Company (t) **

10.60	Warrant Agreement with Eli Lilly and Company dated September 12, 2003 (t)

10.61	Registration Rights Agreement with Eli Lilly and Company dated September 12, 2003 (t)

10.62	Form of Securities Purchase Agreement dated February 10, 2004 (u)

10.63	Form of Registration Rights Agreement, dated February 10, 2004 (u)

10.64	Form of Warrant Agreement, dated February 10, 2004 (u)

10.65	Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004

10.66	Form of Indemnification Agreement, dated January 2, 2004, between Antares Pharma, Inc. and each of its directors and executive officers

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.0	Section 906 CEO and CFO Certification

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
†	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.17 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
#	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.21 and 10.23 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(a)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
(b)	Incorporated by reference to Form 10-K for the year ended December 31, 1996.
(c)	Incorporated by reference to Form 10-K for the year ended December 31, 1997.
(d)	Incorporated by reference to Form 10-K for the year ended December 31, 1998.
(e)	Incorporated by reference to Form 10-K for the year ended December 31, 1999.
(f)	Incorporated by reference to the Proxy Statement filed December 28, 2000.
(g)	Incorporated by reference to Form 10-K for the year ended December 31, 2000.
(h)	Incorporated by reference to Form 10-K for the year ended December 31, 2001.
(i)	Incorporated by reference to Form 10-Q for the quarter ended March 31, 2002.
(j)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2002.
(k)	Incorporated by reference to Form 10-K/A for the year ended December 31, 2001, filed on September 19,2002.
(l)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2002.
(m)	Incorporated by reference to Form 8-K filed with the SEC on February 12, 2003.
(n)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2003.

(o)	Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003.
(p)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-111177), filed with the Securities and Exchange Commission on December 15, 2003.
(q)	Incorporated by reference to Form 8-K filed with the SEC on July 9, 2003.
(r)	Incorporated by reference to Form 8-K filed with the SEC on July 22, 2003.
(s)	Incorporated by reference to Form 8-K filed with the SEC on September 15, 2003.
(t)	Incorporated by reference to Form 8-K filed with the SEC on September 18, 2003.
(u)	Incorporated by reference to Form 8-K filed with the SEC on February 10, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 29, 2004.

ANTARES PHARMA, INC.

/s/Roger G. Harrison, Ph.D.
Roger G. Harrison, Ph.D.
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 29, 2004.

Signature	Title

/s/Roger G. Harrison, Ph.D. Roger G. Harrison, Ph.D.	Chief Executive Officer and Director (principal executive officer)

/s/Lawrence M. Christian Lawrence M. Christian	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/Dr. Jacques Gonella Dr. Jacques Gonella	Director, Chairman of the Board

/s/Jim Clark Jim Clark	Director

/s/Dr. Philippe Dro Dr. Philippe Dro	Director

/s/Thomas J. Garrity Thomas J. Garrity	Director

/s/Anton Gueth Anton Gueth	Director

Independent Auditors’ Report

The Board of Directors and Shareholders

Antares Pharma, Inc.:

Under the date of February 24, 2004, except as to note 16, which is as of March 9, 2004, we reported on the consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, as included in Antares Pharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of Antares Pharma, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                         /s/ KPMG LLP

Minneapolis, Minnesota

February 24, 2004

Antares Pharma, Inc.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2001, 2002 and 2003

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions	Balance at End of Year
Year Ended December 31, 2001 Allowance for doubtful accounts (Deducted from accounts receivable)	$—	$18,913	(1)	$913	$18,000

Year Ended December 31, 2002 Allowance for doubtful accounts (Deducted from accounts receivable)	$18,000	$34,829		$40,829	$12,000

Year Ended December 31, 2003 Allowance for doubtful accounts (Deducted from accounts receivable)	$12,000	$33,705		$24,205	$21,500

(1)	Includes reserves acquired from Medi-Ject Corporation at the time of acquisition.