Form 10-K/A
period 2003-12-31
ANTARES PHARMA  INC
filed 2004-05-04
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

707 Eagle View Blvd, Suite 414, Exton, PA 19341

(Address of principal executive offices) (Zip Code)

(610) 458-6200

Registrant’s telephone number, including area code:

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2003, was approximately $5,961,024 (based upon the last reported sale price of $1.03 per share on June 30, 2003, on the Nasdaq Small Cap Market).

There were 37,943,796 shares of common stock outstanding as of May 4, 2004.

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, is being filed solely to amend the information contained in the Equity Compensation Plan Information table in Item 12.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The first paragraph and the table under Item 12 on page 84 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004, is hereby amended to read as follows:

“The following table provides information as of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or services.”

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	3,134,188	$2.44	992,552
Equity compensation plans not approved by security holders	—	—	—

Total	3,134,188	$2.44	992,552

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on May 4, 2004.

ANTARES PHARMA, INC.

/s/ Roger G. Harrison

Roger G. Harrison, Ph.D. Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities indicated on May 4, 2004.

Signature	Title

/s/ Roger G. Harrison Roger G. Harrison, Ph.D.	Chief Executive Officer and Director (principal executive officer)

/s/ Lawrence M. Christian Lawrence M. Christian	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

/s/ Jacques Gonella Dr. Jacques Gonella	Director, Chairman of the Board

/s/ Jim Clark Jim Clark	Director

/s/ Philippe Dro Dr. Philippe Dro.	Director

/s/ Thomas Garrity Thomas Garrity	Director

/s/ Anton Gueth Anton Gueth	Director

/s/ Rajesh Shrotriya Dr. Rajesh Shrotriya	Director