Form 10-Q
period 2004-03-31
ANTARES PHARMA  INC
filed 2004-05-14
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 10, 2004, was 37,943,796.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2003	March 31, 2004
Assets
Current Assets:
Cash	$1,928,815	$15,079,985
Accounts receivable, net of allowances of $21,500 and $21,000, respectively	481,886	250,573
Other receivables	7,947	127,749
Inventories	225,408	150,561
Prepaid expenses and other assets	61,239	352,941

Total current assets	2,705,295	15,961,809

Equipment, furniture and fixtures, net	801,369	657,763
Patent rights, net	1,214,356	1,213,588
Goodwill, net	1,095,355	1,095,355
Other assets	138,478	147,717

Total Assets	$5,954,853	$19,076,232

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$253,336	$511,476
Accrued expenses and other liabilities	827,676	794,371
Due to related parties	162,964	81,578
Capital lease obligations – current maturities	36,003	16,257
Deferred revenue	809,945	831,071

Total current liabilities	2,089,924	2,234,753

Deferred revenue – long term	3,557,835	3,318,570

Total liabilities	5,647,759	5,553,323

Shareholders’ Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 1,450 issued and outstanding at December 31, 2003 and March 31, 2004	15	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares; 243,749 issued and outstanding at December 31, 2003 and March 31, 2004	2,437	2,437
Common Stock: $0.01 par; authorized 100,000,000 shares; 19,831,296 and 37,898,796 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	198,313	378,988
Additional paid-in capital	77,771,149	92,613,298
Accumulated deficit	(74,126,619)	(76,021,046)
Prepaid license discount	(2,894,677)	(2,845,614)
Deferred compensation	(23,688)	—
Accumulated other comprehensive loss	(619,836)	(605,169)

	307,094	13,522,909

Total Liabilities and Shareholders’ Equity	$5,954,853	$19,076,232

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2004
Revenues:
Product sales	$679,035	$471,446
Development revenue	24,661	75,308
Licensing fees	161,448	160,362
Royalties	44,982	18,705

	910,126	725,821

Cost of sales	502,476	345,483

Gross margin	407,650	380,338

Operating Expenses:
Research and development	714,775	663,973
Sales and marketing	110,865	110,052
General and administrative	1,498,332	1,429,175

	2,323,972	2,203,200

Net operating loss	(1,916,322)	(1,822,862)

Other income (expense):
Loss on debt extinguishments	(885,770)	—
Gains on common stock warrants	115,711	—
Interest income	3,882	12,669
Interest expense	(310,480)	(78,119)
Foreign exchange losses	(28,559)	(1,467)
Other, net	4,087	(4,648)

	(1,101,129)	(71,565)

Net loss	$(3,017,451)	$(1,894,427)

Basic and diluted net loss per common share	$(0.26)	$(0.07)

Basic and diluted weighted average common shares outstanding	11,736,291	28,627,275

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(3,017,451)	$(1,894,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,785	175,357
Noncash interest expense	252,333	75,388
Stock-based compensation expense	239,600	296,623
Provision for doubtful accounts	57,675	—
Loss on debt extinguishments	741,570	—
Gains on common stock warrants	(115,711)	—
Amortization of prepaid license discount	—	49,062
Changes in operating assets and liabilities:
Accounts receivable	(78,093)	231,313
Other receivables	(558,707)	(119,802)
Inventories	(55,614)	74,847
Prepaid expenses and other assets	(101,866)	(291,701)
Accounts payable	328,330	258,140
Accrued expenses and other	625,356	(33,304)
Deferred revenue	1,251,310	(218,139)
Liabilities to related parties	2,108	(81,385)
Other	(1,772)	(9,240)

Net cash used in operating activities	(210,147)	(1,487,268)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(1,160)	(8,753)
Additions to patent rights	(60,707)	(42,234)

Net cash used in investing activities	(61,867)	(50,987)

Cash flows from financing activities:
Proceeds from sales of common stock, net	—	13,853,400
Proceeds from exercise of warrants	—	821,100
Proceeds from loans from shareholders	130,000	—
Proceeds from loan from debenture holder	621,025	—
Principal payments on convertible debentures	(464,000)	—
Principal payments on capital lease obligations	(37,281)	(18,980)

Net cash provided by financing activities	249,744	14,655,520

Effect of exchange rate changes on cash and cash equivalents	(51,677)	33,905

Net increase (decrease) in cash and cash equivalents	(73,947)	13,151,170
Cash and cash equivalents:
Beginning of period	267,945	1,928,815

End of period	$193,998	$15,079,985

Cash paid during the period for interest	$16,811	$2,731

See accompanying notes to consolidated financial statements

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2003 and 2004

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and they address revenue recognition, foreign currency translation, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The Company has made no changes to these policies during 2004.

2.	Inventories

Inventories consist of the following:

	December 31, 2003	March 31, 2004
Raw material	$40,420	$38,643
Finished goods	184,988	111,918

	$225,408	$150,561

3.	Product Warranty

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

3.	Product Warranty (Continued)

a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at March 31
2003	$179,000	$16,541	$36,541	$159,000
2004	$50,000	$689	$689	$50,000

4.	Convertible Debentures

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

4.	Convertible Debentures (Continued)

common stock warrants in the three months ended March 31, 2003. On August 12, 2003, the warrants were adjusted to their fair value of $4,437,269, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period.

The aggregate original principal amount of the 8% debentures of $1,613,255 was held by two debenture holders in the amounts of $469,513 and $1,143,742, respectively. The Company analyzed each of the restructuring transactions for the two 8% debenture holders to determine the proper accounting treatment. The effective borrowing rate on $469,513 of restructured debentures was determined to be less than the effective borrowing rate on the original debentures immediately prior to the restructuring. As a result, the Company determined that these debentures should be accounted for as a troubled debt restructuring. The net carrying value of these debentures at the time of the restructuring was reduced from $140,659 to $97,710 resulting in a debt discount of $371,803 that was being amortized to interest expense through March 31, 2004 using the effective interest method. The transaction related to the remaining $1,143,742 was accounted for as a debt extinguishment under EITF 96-19. The restructured debentures were determined to be substantially different from the original debentures because the present value of the cash flows under the terms of the restructured debentures was more than 10 percent different from the present value of the remaining cash flows under the terms of the original debentures. The debentures were recorded at a fair value of $1,276,339, and the premium of $132,597 was being amortized monthly through March 31, 2004 using the effective interest method. The unamortized discount and premium were written off on September 12, 2003, when the debentures were exchanged for common and preferred stock.

5.	Shareholders’ Equity

Common Stock and Warrants

During the first quarter of 2003 the Company issued 881,112 shares of common stock due to conversions of convertible debentures.

During the first quarter of 2003 and 2004 a total of 229,509 and 15,000 shares of common stock, respectively, were issued to consultants or professional service organizations as compensation for services. The Company recognized $76,318 and $17,750 of expense in the quarters ended March 31, 2003 and 2004, respectively, in connection with these shares.

During the quarter ended March 31, 2004 the Company received net proceeds of $13,853,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold to investors at a price of $1.00 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. Additionally, warrants for the purchase of 1,512,000 shares of common stock at an exercise price of $1.00 per share were issued to the placement agent as a commission.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

5.	Shareholders’ Equity (Continued)

During the quarter ended March 31, 2004 the Company received proceeds of $821,100 in connection with the issuance of 2,932,500 shares of common stock from the exercise of warrants. These warrants were exercised after the Company had offered a 30% discount in the exercise price to holders of warrants with an exercise price of under $1.00. In connection with the exercise of these warrants the Company recognized interest expense of $75,388, which represents the difference between the fair values of the warrants on the exercise date before and after applying the discount. Fair value was determined using the Black Scholes option pricing model.

During the first quarter of 2003 and 2004 the Company issued warrants to purchase 300,000 and 250,000 shares, respectively, of the Company’s common stock at an exercise price of $.55 and $1.10 per share, respectively, as compensation to non-employees for professional services. The Company recognized expense of $134,866 and $212,320 in 2003 and 2004, respectively, in connection with these warrants.

On March 28, 2003 the Company issued a warrant to its majority shareholder for the purchase of 195,000 shares of common stock at an exercise price of $.55 per share in connection with a $130,000 Term Note described in Note 15.

Restricted Stock

Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison include the issuance of up to 216,000 restricted shares of common stock upon the achievement of certain time-based and performance-based milestones. The time-based milestones have been achieved and the Company issued Dr. Harrison 48,000 and 40,000 restricted shares in April 2001 and March 2002, respectively. All restricted shares issued under the terms of the employment agreement vested on March 12, 2004. The Company had recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense was recognized ratably over the three-year vesting period. Compensation expense of $28,416 and $23,688 was recognized in connection with these shares during the quarters ended March 31, 2003 and 2004, respectively.

6.	Reconciliation of Loss and Share Amounts Used in EPS Calculation

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The following table discloses the basic and diluted loss per share. In addition, as the Company is in a loss position, the table discloses the stock options and warrants outstanding at the end of each period which were excluded from the weighted average shares outstanding as their impact is anti-dilutive.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

6.	Reconciliation of Loss and Share Amounts Used in EPS Calculation (Continued)

	Three Months Ended March 31,
	2003	2004
Net loss	$(3,017,451)	$(1,894,427)
Basic and diluted weighted average common shares outstanding	11,736,291	28,627,275

Basic and diluted net loss per common share	$(0.26)	$(0.07)

Potentially dilutive securities excluded from dilutive loss per share at March 31, 2003 and 2004, as their effect is anti-dilutive, is as follows:

	Three Months Ended March 31,
	2003	2004
Stock options and warrants	5,184,299	19,319,869

Principal of convertible debentures	$1,634,117	$—

The stock options and warrants outstanding at March 31, 2004 had a weighted average exercise price of $2.12.

7.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following table:

The Company has operating assets located in two countries as follows:

	December 31, 2003	March 31, 2004
Switzerland	$1,278,481	$1,235,708
United States of America	4,676,372	17,840,524

	$5,954,853	$19,076,232

Revenues by customer location are summarized as follows:

	For the Three Months Ended March 31,
	2003	2004
United States of America	$177,117	$116,325
Europe	693,868	571,631
Other	39,141	37,865

	$910,126	$725,821

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

7.	Industry Segment and Operations by Geographic Areas (Continued)

The following summarizes significant customers comprising 10% or more of total revenue for the three months ended March 31:

	2003	2004
Ferring	$605,268	$392,192
Solvay	75,953	82,469
Proskelia	—	74,370

8.	Accounting for License Revenues

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

March 31, 2003 and 2004

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

10.	Comprehensive Loss

	Three Months Ended March 31,
	2003	2004
Net loss	$(3,017,451)	$(1,894,427)
Change in cumulative translation adjustment	(32,843)	14,667

Comprehensive loss	$(3,050,294)	$(1,879,760)

11.	Stock Based Compensation

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

	Three Months Ended March 31,
	2003	2004
Net loss:
As reported	$(3,017,451)	$(1,894,427)
Intrinsic value of stock options granted	—	42,866
Fair-value method compensation expense	(67,175)	(304,351)

Pro forma	$(3,084,626)	$(2,155,912)

Basic and diluted net loss per common share:
As reported	$(0.26)	$(0.07)
Intrinsic value of stock options granted	—	—
Fair-value method compensation expense	—	(0.01)

Pro forma	$(0.26)	$(0.08)

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

12.	New Accounting Pronouncements

In March 2004 the Emerging Issues Task Force (“EITF”) issued EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. This issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company does not expect the issue to impact the calculation of basic or diluted EPS in 2004, as the Company expects to incur a loss for the year ended December 31, 2004 causing all potentially dilutive securities to be anti-dilutive.

13.	Related Party Transactions

Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s majority shareholder, Dr. Jacques Gonella. This agreement was terminated as of December 31, 2003. In connection with this agreement, the Company recognized expense of $46,500 in the quarter ended March 31, 2003. Amounts owed to JG Consulting AG at December 31, 2003 and March 31, 2004 were $162,595 and $70,990, respectively.

During the three months ended March 31, 2003 the Company recognized expense of $10,500 for consulting services provided by John Gogol, one of the Company’s board members at that time. The Company had a payable to Mr. Gogol at March 31, 2003 of $10,500.

The Company borrowed $130,000 from its largest shareholder on March 28, 2003. This amount and other borrowings from this shareholder, along with accrued interest, were converted into common stock on September 12, 2003. At March 31, 2003 notes payable to this shareholder, excluding applicable debt discounts, totaled $830,000.

14.	Litigation

On August 6, 2003 the Company received a letter from counsel to Spencer Trask Ventures, Inc., with whom the Company had an Equity Advisor Agreement from March 28, 2002 through November 13, 2002. In the letter, Spencer Trask’s counsel asserted, among other things, that the provisions of the agreement require the Company to pay Spencer Trask commissions on the amounts raised in the Company’s July 2003 private placements. On September 8, 2003, Spencer Trask filed suit against the Company in federal court in the Southern District of New York. The Company and Spencer Trask executed a Settlement Agreement with respect to this litigation, and the court dismissed the case on March 25, 2004.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2003 and 2004

14.	Litigation (Continued)

On September 25, 2003, Josephberg Grosz & Company (“JGC”) notified the Company that it intends to commence an arbitration action against the Company in New York State. The Company and JGC entered into a letter agreement on April 8, 2002. JGC claims that, pursuant to the letter agreement the Company owes it seven percent of the proceeds received by the Company, as well as ten percent of various shares and securities issued by the Company, in connection with up to $6 million in financing received by the Company since April 5, 2002. The Company disputes that it owes any amounts to JGC and intends to vigorously defend this claim. The Company has recorded no accrual in connection with this claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery solutions, including needle-free and mini-needle injector systems, gel technologies and transdermal products. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops needle-free and mini-needle injector systems and manufactures and markets needle-free injection devices and disposables. These operations, including all manufacturing and substantially all administrative activities, are located in Minneapolis, Minnesota and are referred to as Antares/Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the research and development of transdermal and transmucosal drug delivery products. The Swiss operations, referred to as Antares/Switzerland, have historically been focused on research and development. Antares/Switzerland has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems and began generating revenue in 1999 with the recognition of license revenues.

The Company operates in the specialized drug delivery sector of the pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical manufacturers through licensing and development agreements. The Company views the pharmaceutical and biotechnology company as its primary customer. The Company has negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia) and the topical hormone gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market needle-free devices for the home administration of insulin in the U.S. market though distributors, and has licensed its technology in the diabetes and obesity fields to Eli Lilly and Company.

The Company has not historically and does not currently generate enough revenue to provide the cash needed to support its operations, and has continued to operate by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2004. The Company received net proceeds of $13,853,400 in three private placements of its common stock in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. The Company also received proceeds of $821,100 in connection with the exercise of warrants for 2,932,500 shares of common stock.

The Company is reporting a net loss of $1,894,427 for the first quarter of 2004 and expects to report a net loss for the year ending December 31, 2004, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, foreign currency translation, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The Company has made no changes to these policies during 2004.

Three Months Ended March 31, 2003 and 2004

Revenues

Total revenues for the three months ended March 31, 2003 and 2004 were $910,126 and $725,821, respectively. The decrease in revenues of $184,305, or 20% is primarily the result of a decrease in product sales of $207,589. The product sales decrease was mainly due to a decrease in sales of the Medi-Ject Vision device to the Company’s major customer, Ferring, who was building inventory in the first quarter of 2003 for the launch of the device into new markets.

Development revenue increased by $50,647 or 205% for the three months ended March 31, 2004 as compared to the prior year period. The increase was primarily due to development fees related to an agreement that originated in the third quarter of 2003. Licensing fees decreased by $1,086 or 1%, from $161,448 in the first quarter of 2003 to $160,362 in the first quarter of 2004. The decrease was due mainly to prepaid license discount amortization of $49,062, partially offset by amortization of license fees received after the first quarter of 2003. The prepaid license discount, a contra equity account, was recorded at the fair value of the warrants issued to Eli Lilly and Company in the third quarter of 2003 in connection with its license agreement and is being amortized against revenue on a straight line basis over the life of the agreement.

Cost of Sales

The cost of product sales of $502,476 and $345,483 for the first quarter of 2003 and 2004, respectively, are related to injection devices and disposable products. Cost of sales as a percentage of product sales remained relatively stable decreasing only 1% from 74% in the first quarter of 2003 to 73% in the first quarter of 2004.

Research and Development

Research and development expenses decreased $50,802, or 7%, from $714,775 in the three months ended March 31, 2003 to $663,973 in the current year period. The decrease was primarily the result of employee reductions that occurred in the second quarter of 2003.

Sales and Marketing

Sales and marketing expenses totaled $110,865 and $110,052 in the three months ended March 31, 2003 and 2004, respectively. Decreases in travel expenses and payroll related costs due to staff reductions totaling approximately $17,000 were offset primarily by increases in professional services and trade show expenses.

General and Administrative

General and administrative expenses totaled $1,498,332 and $1,429,175 in the three months ended March 31, 2003 and 2004, respectively. The slight decrease of $69,157, or 5%, is primarily due to lower payroll related expenses due to staff reductions.

Other Income (Expense)

Net other income (expense) changed from $1,101,129 of net expense in the first quarter of 2003 to net expense of $71,565 in the first quarter of 2004. The first quarter 2003 other income (expense) is primarily composed of loss on extinguishment of debt of $885,770, exchange losses of $28,559 and interest expense of $310,480, partially offset by gains on common stock warrants of $115,711. The interest expense primarily relates to the convertible debentures, consisting of $249,705 from the amortization of deferred financing costs and debt issuance discount in connection with the 10% convertible debentures and debenture interest totaling $31,733. Gains on common stock warrants represents the change in fair value, using the Black Scholes option pricing model, of the debenture holders’ warrants from the issuance date of January 31, 2003 to March 31, 2003. The net expense in the first quarter of 2004 consists primarily of interest expense of $78,119, of which $75,388 relates to expense recognized in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price.

Cash Flows

Operating Activities

Net cash used in operating activities increased by $1,277,121, from $210,147 for the first quarter of 2003 to $1,487,268 for the first quarter of 2004. This was the result of net losses of $3,017,451 and $1,894,427 in the first quarter of 2003 and 2004, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Net noncash expenses in the first quarter of 2003 totaled $1,396,252, mainly due to depreciation and amortization of $220,785, noncash interest expense of $252,333, stock-based compensation expense of $239,600, provision for doubtful accounts of $57,675 and loss on extinguishment of debt of $741,570, less gains on common stock warrants of $115,711. The noncash expenses in the first quarter of 2004 totaled $596,430, consisting of depreciation and amortization of $175,357, noncash interest expense of $75,388, stock-based compensation expense of $296,623 and amortization of prepaid license discount of $49,062.

The change in operating assets and liabilities in the first quarter of 2003 resulted in a net increase in cash of $1,411,052, primarily due to increases in deferred revenue and accrued expenses of $1,251,310 and $625,356, respectively, and a decrease in accounts payable of $328,330, offset by increases in accounts receivable, other receivables, inventories and prepaid and other assets of $78,093, $558,707, $55,614 and $101,866, respectively. The increase in deferred revenue in 2003 was mainly due to the receipt of over

$1,000,000 in the first quarter from Ferring in connection with a license agreement. In the first quarter of 2004, the change in operating assets and liabilities caused a net decrease in cash of $189,271, primarily due to increases in other receivables and prepaid expenses and other assets of $119,802 and $291,701, respectively, and decreases in accrued expenses and other, deferred revenue, liabilities to related parties and other of $33,304, $218,139, $81,385 and $9,240, respectively, partially offset by decreases in accounts receivable and inventories of $231,313 and $74,847, respectively, and an increase in accounts payable of $258,140. The increase in prepaid expenses and other of $291,701 was primarily due to payment of the annual premium for directors and officers insurance of approximately $275,000. The decrease in deferred revenue of $218,139 was due to the recognition as revenue of amounts previously deferred. The accounts receivable and inventory decreases were due mainly to the timing of collections, shipments and billings. The increase in accounts payable was due to professional fees incurred during the first quarter in connection with the year-end audit and the private placement as well as the timing of the payment of various other expenses.

Investing Activities

Net cash used in investing activities decreased $10,880, from $61,867 in the first quarter of 2003 to $50,987 in the same period of 2004. Purchases of equipment, furniture and fixtures in the first quarter of 2003 and 2004 totaled $1,160 and $8,753, respectively, and expenditures for patent acquisition and development totaled $60,707 and $42,234, respectively.

Financing Activities

Net cash provided by financing activities increased $14,405,776 from $249,744 in the first quarter of 2003 to $14,655,520 in the same period of 2004. The increase in the first quarter of 2004 was due primarily to net proceeds of $13,853,400 received in three private placements of common stock and warrants in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. The increase was also due to $821,100 received from the exercise of warrants for 2,932,500 shares of common stock. In the first quarter of 2003 the Company borrowed $130,000 from its largest shareholder and $621,025 from one of the debenture holders and used the funds from the debenture holders to repurchase $464,000 principal amount of the 10% debentures from two of the original debenture holders, and to pay a repurchase premium of $144,200 and accrued interest of $12,825.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the quarters ended March 31, 2003 and 2004 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

On each of January 15, 2004, February 15, 2004 and March 15, 2004, the Company issued 5,000 shares of its common stock to Mark Wachs and Associates. The shares were issued as compensation pursuant to a public relations letter agreement. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

During the quarter ended March 31, 2004 the Company received net proceeds of $13,853,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold to investors at a price of $1.00 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. Additionally, warrants for the purchase of 1,512,000 shares of common stock at an exercise price of $1.00 per share were issued to the placement agent as a commission. The placement was exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation as amended to date (a)

3.2	Articles of Amendment Restating Articles of Incorporation (g)

3.3	Second Amended and Restated Bylaws (a)

3.4	Third Amended and Restated Articles of Incorporation (l)

3.3	Certificate of Designations for Series A Convertible Preferred Stock (d)

3.6	Certificate of Designations for Series B Convertible Preferred Stock (h)

3.7	Certificate of Designations for Series C Convertible Preferred Stock (g)

3.8	Articles of Amendment to Third Amended and Restated Articles of Incorporation (o)

3.9	Certificate of Designations for Series D Convertible Preferred Stock (s)

4.1	Form of Certificate for Common Stock (a)

4.2	Stock Warrant, dated January 25, 1996, issued to Becton Dickinson and Company (a)

4.3	Stock Option, dated January 25, 1996, issued to Becton Dickinson and Company (a)

4.6	Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

4.7	Warrant issued to Elan International Services, Ltd. on November 10, 1998 (d)

4.8	Warrant issued to Grayson & Associates, Inc. on September 23, 1999 (e)

4.9	Warrant issued to Plexus Ventures, Ltd. on September 12, 2000 (g)

4.10

Form of warrant issued to:

Aventic Partners AG on February 5, 2001 for 85,324 shares

Basellandschaftliche Kantonalbank on February 5, 2001 for 85,324 shares

HCI Healthcare Investments Limited on February 5, 2001 for 127,986 shares

Lombard Odier & Cie on March 5, 2001 for 127,986 shares (g)

10.0	Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (f)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (g)

10.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (g)

10.3	Registration Rights Agreement with Aventic Partners AG, Basellandschaftliche Kantonalbank and HCI Healthcare Investments Limited dated February 5, 2001, and Lombard Odier & Cie dated March 5, 2001 (g)

10.4	Office/Warehouse/Showroom Lease, dated January 2, 1995, including amendments thereto (a)

10.5	Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999 (e)

10.6	Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999 (e)

10.7	Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

10.8*	Employment Agreement, dated January 31, 2001, with Franklin Pass, M.D. (g)

10.9*	Employment Agreement, dated March 12, 2001, with Roger Harrison, Ph.D. (g)

10.10*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Lawrence Christian (g)

10.11*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Peter Sadowski (g)

10.12*	Employment Agreement, dated May 31, 2000 with Dr. Dario Carrara (h)

10.13*	1993 Stock Option Plan (a)

10.14*	Form of incentive stock option agreement for use with 1993 Stock Option Plan (a)

10.15*	Form of non-qualified stock option agreement for use with 1993 Stock Option Plan (a)

10.16*	1996 Stock Option Plan, with form of stock option agreement (a)

10.17†	Development and License Agreement with Becton Dickinson and Company, effective January 1, 1996 (terminated January 1, 1999). See Exhibit 10.21 (a)

10.18	Office—Warehouse lease with Carlson Real Estate Company, dated February 11, 1997 (b)

10.19*	1998 Stock Option Plan for Non-Employee Directors (c)

10.20*	Letter consulting agreement dated February 20, 1998 with Geoffrey W. Guy (c)

10.21#	Agreement with Becton Dickinson dated January 1, 1999 (d)

10.22	Securities Purchase Agreement with Elan International Services, Ltd. dated November 10, 1998 (d)

10.23#	License & Development Agreement with Elan Corporation, plc, dated November 10, 1998 (d)

10.24	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors and Consultants (p)

10.25	Amended and Restated 2001 Incentive Stock Option Plan for Employees (p)

10.26*	Consulting Agreement with JG Consulting AG dated February 1, 2001 (h)

10.27	Office lease agreement with 707 Eagleview Boulevard Associates, a Pennsylvania Partnership, dated June 18, 2001 (h)

10.28	$2,000,000 Term Note with Dr. Jacques Gonella dated February 20, 2002 (i)

10.29	Securities Purchase Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(j)

10.30	Registration Rights Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(j)

10.31	Security Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership.(j)

10.32	Form of Secured Convertible Debenture, dated July 12, 2002.(j)

10.33**	License Agreement with Solvay Pharmaceuticals BV, Dated June 9, 1999.(k)

10.34**	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000.(k)

10.35**	Amendment No. 1 to License Agreement with BioSante Pharmaceuticals, Inc., dated May 20, 2001.(k)

10.36**	Amendment No. 2 to License Agreement with BioSante Pharmaceuticals, Inc., dated July 5, 2001.(k)

10.37**	Amendment No. 3 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 28, 2001.(k)

10.38**	Amendment No. 4 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 8, 2002. (k)

10.39	Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (m)

10.40	Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (m)

10.41	Registration Rights Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (m)

10.42	Amended and Restated Security Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (m)

10.43	Form of Warrant, dated January 31, 2003 (m)

10.44	Form of 8% Senior Secured Convertible Debenture, dated January 31, 2003 (m)

10.45	Form of Amended and Restated 8% Senior Secured Convertible Debenture, dated January 31, 2003 (m)

10.46	Form of Promissory Note (m)

10.47**	License Agreement between Antares Pharma, Inc. and Ferring BV, dated January 21, 2003 (n)

10.48	Securities Purchase Agreement dated July 7, 2003 (q)

10.49	Form of Registration Rights Agreement dated July 7, 2003 (q)

10.50	Voting Agreement, dated July 7, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (q)

10.51	Form of Warrant, dated July 7, 2003 (q)

10.52	Form of Securities Purchase Agreement dated July 17, 2003 (r)

10.53	Form of Registration Rights Agreement dated July 17, 2003 (r)

10.54	Form of Warrant, dated July 17, 2003 (r)

10.55	Form of Lock-Up Agreement dated July 17, 2003 (r)

10.56	Investment Letter and Conversion Notice, dated September 12, 2003 (s)

10.57	Securities and Exchange Agreement, dated September 12, 2002 (s)

10.58	Form of Lien Release Letter, dated July 7, 2003 (s)

10.59**	Development and License Agreement, dated September 12, 2003, with Eli Lilly and Company (t)

10.60	Warrant Agreement with Eli Lilly and Company dated September 12, 2003 (t)

10.61	Registration Rights Agreement with Eli Lilly and Company dated September 12, 2003 (t)

10.62	Form of Securities Purchase Agreement dated February 10, 2004 (u)

10.63	Form of Registration Rights Agreement, dated February 10, 2004 (u)

10.64	Form of Warrant Agreement, dated February 10, 2004 (u)

10.65	Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004 (v)

10.66	Form of Indemnification Agreement, dated January 2, 2004, between Antares Pharma, Inc. and each of its directors and executive officers (v)

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.0	Section 906 CEO and CFO Certification

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
†	Pursuant to Rule 406 of the Securities Act of 1933, as amended, confidential portions of Exhibit 10.17 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which was subsequently granted by the Securities and Exchange Commission.
#	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.21 and 10.23 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(a)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.
(b)	Incorporated by reference to Form 10-K for the year ended December 31, 1996.
(c)	Incorporated by reference to Form 10-K for the year ended December 31, 1997.
(d)	Incorporated by reference to Form 10-K for the year ended December 31, 1998.
(e)	Incorporated by reference to Form 10-K for the year ended December 31, 1999.
(f)	Incorporated by reference to the Proxy Statement filed December 28, 2000.
(g)	Incorporated by reference to Form 10-K for the year ended December 31, 2000.
(h)	Incorporated by reference to Form 10-K for the year ended December 31, 2001.
(i)	Incorporated by reference to Form 10-Q for the quarter ended March 31, 2002.
(j)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2002.
(k)	Incorporated by reference to Form 10-K/A for the year ended December 31, 2001, filed on September 19,2002.
(l)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2002.
(m)	Incorporated by reference to Form 8-K filed with the SEC on February 12, 2003.
(n)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2003.
(o)	Incorporated by reference to Form 10-Q for the quarter ended March 31, 2003.
(p)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-111177), filed with the Securities and Exchange Commission on December 15, 2003.
(q)	Incorporated by reference to Form 8-K filed with the SEC on July 9, 2003.
(r)	Incorporated by reference to Form 8-K filed with the SEC on July 22, 2003.
(s)	Incorporated by reference to Form 8-K filed with the SEC on September 15, 2003.
(t)	Incorporated by reference to Form 8-K filed with the SEC on September 18, 2003.
(u)	Incorporated by reference to Form 8-K filed with the SEC on February 10, 2004.
(v)	Incorporated by reference to Form 10-K for the year ended December 31, 2003.

(b)	Reports on Form 8-K

On February 10, 2004 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events, that it completed a private placement of its common stock and warrants to several investors.

On February 20, 2004 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events, that it completed the second closing of a private placement of its common stock and warrants to several investors.

On March 10, 2004 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events, that it completed a third and final closing of a private placement of its common stock and warrants to several investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

May 14, 2004	/s/ Roger G. Harrison, Ph.D.
Roger G. Harrison, Ph.D.
Chief Executive Officer and President

May 14, 2004	/s/ Lawrence M. Christian
Lawrence M. Christian
Chief Financial Officer, Vice President – Finance
and Secretary