Form 10-Q
period 2004-06-30
ANTARES PHARMA  INC
filed 2004-08-13
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 10, 2004, was 38,081,796.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2003	June 30, 2004
Assets
Current Assets:
Cash	$1,928,815	$3,170,301
Short-term investments	—	9,977,010
Accounts receivable, net of allowances of $21,500 and $21,400, respectively	481,886	221,454
Other receivables	7,947	96,366
Inventories	225,408	100,222
Prepaid expenses and other assets	61,239	250,986

Total current assets	2,705,295	13,816,339

Equipment, furniture and fixtures, net	801,369	648,523
Patent rights, net	1,214,356	1,249,399
Goodwill	1,095,355	1,095,355
Other assets	138,478	182,878

Total Assets	$5,954,853	$16,992,494

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$253,336	$315,201
Accrued expenses and other liabilities	827,676	754,903
Due to related parties	162,964	19,303
Capital lease obligations - current maturities	36,003	9,811
Deferred revenue - current	809,945	825,071

Total current liabilities	2,089,924	1,924,289

Deferred revenue - long term	3,557,835	3,178,504

Total liabilities	5,647,759	5,102,793

Shareholders’ Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 1,450 and 1,500 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	15	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares; 243,749 issued and outstanding at December 31, 2003 and June 30, 2004	2,437	2,437
Common Stock: $0.01 par; authorized 100,000,000 shares; 19,831,296 and 37,976,796 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	198,313	379,768
Additional paid-in capital	77,771,149	92,703,087
Accumulated deficit	(74,126,619)	(77,783,061)
Prepaid license discount	(2,894,677)	(2,796,552)
Deferred compensation	(23,688)	—
Accumulated other comprehensive loss	(619,836)	(615,993)

Total Shareholders’ Equity	307,094	11,889,701

Total Liabilities and Shareholders’ Equity	$5,954,853	$16,992,494

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Product sales	$696,522	$434,910	$1,375,558	$906,356
Development revenue	25,639	69,654	50,299	144,962
Licensing fees	168,388	168,803	329,836	329,165
Royalties	17,753	18,013	62,735	36,718

Total revenue	908,302	691,380	1,818,428	1,417,201

Cost of sales:
Cost of product sales	563,560	359,283	1,059,383	704,091
Cost of development revenue	5,521	43,517	12,174	44,192

Total cost of sales	569,081	402,800	1,071,557	748,283

Gross margin	339,221	288,580	746,871	668,918

Operating expenses:
Research and development	687,340	603,990	1,402,115	1,267,963
Sales and marketing	92,044	124,281	202,909	234,333
General and administrative	1,319,263	1,273,263	2,817,595	2,702,438

	2,098,647	2,001,534	4,422,619	4,204,734

Net operating loss	(1,759,426)	(1,712,954)	(3,675,748)	(3,535,816)

Other income (expense):
Loss on debt extinguishments	—	—	(885,770)	—
Loss on common stock warrants	(1,696,477)	—	(1,580,766)	—
Interest income	5,785	32,943	9,667	45,612
Interest expense	(226,823)	(965)	(537,303)	(79,084)
Foreign exchange gains (losses)	14,450	(9,273)	(14,109)	(10,740)
Other, net	(7,070)	(337)	(2,983)	(4,985)

	(1,910,135)	22,368	(3,011,264)	(49,197)

Net loss	(3,669,561)	(1,690,586)	(6,687,012)	(3,585,013)

Preferred stock dividends	(50,000)	(71,429)	(50,000)	(71,429)

Net loss applicable to common shares	$(3,719,561)	$(1,762,015)	$(6,737,012)	$(3,656,442)

Basic and diluted net loss per common share	$(0.31)	$(0.05)	$(0.57)	$(0.11)

Basic and diluted weighted average common shares outstanding	12,026,954	37,943,664	11,882,424	33,285,470

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(6,687,012)	$(3,585,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,205	312,558
Loss on disposal and abandonment of assets	5,576	5,701
Stock-based compensation expense	579,682	410,494
Noncash interest expense	277,486	75,388
Provision for doubtful accounts	34,629	—
Loss on debt extinguishments	741,570	—
Losses on common stock warrants	1,580,766	—
Amortization of prepaid license discount	—	98,125
Changes in operating assets and liabilities:
Accounts receivable	(290,585)	260,432
Other receivables	(76,456)	(104,043)
Inventories	259,632	125,186
Prepaid expenses and other assets	(91,922)	(189,747)
Accounts payable	238,719	61,865
Accrued expenses and other	315,663	(72,773)
Deferred revenue	1,087,172	(364,205)
Due to related parties	110,321	(143,361)
Other	(664)	(44,400)

Net cash used in operating activities	(1,486,218)	(3,153,793)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(1,160)	(105,640)
Additions to patent rights	(105,805)	(104,170)
Purchase of short-term investments	—	(9,961,386)

Net cash used in investing activities	(106,965)	(10,171,196)

Cash flows from financing activities:
Proceeds from sales of common stock	—	13,753,400
Proceeds from exercise of warrants	—	847,500
Proceeds from loans from shareholders	1,600,000	—
Proceeds from loans from debenture holder	621,025	—
Principal payments on convertible debentures	(464,000)	—
Principal payments on capital lease obligations	(66,214)	(25,502)
Payment of preferred stock dividends	—	(21,429)

Net cash provided by financing activities	1,690,811	14,553,969

Effect of exchange rate changes on cash and cash equivalents	(60,162)	12,506

Net increase in cash and cash equivalents	37,466	1,241,486
Cash and cash equivalents:
Beginning of period	267,945	1,928,815

End of period	$305,411	$3,170,301

Supplemental cash flow information:
Cash paid during the period for interest	$17,496	$3,696

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2003 and 2004

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.	Short-Term Investments

All short-term investments are commercial paper or agency discount notes that mature within four to six months of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At June 30, 2004 the securities have a fair value of $9,966,697 and a carrying value of $9,977,010.

3.	Inventories

Inventories consist of the following:

	December 31, 2003	June 30, 2004
Raw material	$40,420	$23,225
Finished goods	184,988	76,997

	$225,408	$100,222

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

4.	Product Warranty

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

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at June 30
2003	$179,000	$6,998	$59,998	$126,000
2004	$50,000	$1,714	$1,714	$50,000

5.	Convertible Debentures

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

5.	Convertible Debentures (Continued)

restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value at June 30, 2003 of $2,723,208, with the difference of $1,580,766 being recorded as a loss on common stock warrants in the six months ended June 30, 2003. On August 12, 2003, the warrants were adjusted to their fair value of $4,437,269, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period.

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

6.	Shareholders’ Equity

Common Stock

During the first six months of 2003 the Company issued 881,112 shares of common stock due to conversions of convertible debentures.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

6.	Shareholders’ Equity (Continued)

During the three-month and six-month periods ended June 30, 2003, the Company issued to consultants and professional service organizations for services rendered 290,125 and 519,634 shares of common stock, respectively, and recognized expense of $159,977 and $236,295, respectively. During the three-month and six-month periods ended June 30, 2004 the Company issued to consultants and professional service organizations for services rendered 15,000 and 30,000 shares of common stock, respectively, and recognized expense of $15,800 and $33,550, respectively. During the three-month period ended June 30, 2004 the Company issued 15,000 shares of common stock to its new director, Dr. Rajesh Shrotriya, recognizing expense of $13,500.

Common Stock Option and Warrant Grants

During the first six months of 2003 and 2004 the Company issued options and/or warrants to purchase 300,000 and 400,000 shares, respectively, of the Company’s common stock at weighted average exercise prices of $.55 and $1.18 per share, respectively, as compensation to non-employees for professional services. The Company recognized expense of $134,866 and $254,997 in 2003 and 2004, respectively, in connection with the options and warrants.

Private Placements

During the six-month period ended June 30, 2004 the Company received net proceeds of $13,753,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold to investors at a price of $1.00 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. Additionally, warrants for the purchase of 1,612,000 shares of common stock at an exercise price of $1.00 per share were issued to the placement agent as a commission.

Warrant Exercises

During the six-month period ended June 30, 2004 the Company received proceeds of $847,500 in connection with the issuance of 2,980,500 shares of common stock from the exercise of warrants. Of the shares issued, 2,932,500 were in connection with warrants exercised after the Company had offered a 30% discount in the exercise price to holders of warrants with an exercise price of under $1.00. In connection with the exercise of these warrants the Company recognized interest expense of $75,388, which represents the difference between the fair values of the warrants on the exercise date before and after applying the discount. Fair value was determined using the Black Scholes option pricing model.

Shareholder Loan Warrant Grant

During the six-month period ended June 30, 2003 the Company issued warrants to Jacques Gonella, its largest shareholder, for the purchase of 2,400,000 shares of common stock at an exercise price of $.55 per share in connection with Term Notes totaling $1,600,000.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

6.	Shareholders’ Equity (Continued)

Restricted Stock

Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. The terms of the employment agreement with Dr. Harrison included the issuance of up to 216,000 restricted shares of common stock upon the achievement of certain time-based and performance-based milestones. The time-based milestones have been achieved and the Company issued Dr. Harrison 48,000 and 40,000 restricted shares in April 2001 and March 2002, respectively. All restricted shares issued under the terms of the employment agreement vested on March 12, 2004. The Company had recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense was recognized ratably over the three-year vesting period. Compensation expense of $56,832 and $23,688 was recognized in connection with these shares during the six-month periods ended June 30, 2003 and 2004, respectively.

7.	Reconciliation of Loss and Share Amounts Used in EPS Calculation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss applicable to common shares	$(3,719,561)	$(1,762,015)	$(6,737,012)	$(3,656,442)
Basic and diluted weighted avg common shares outstanding	12,026,954	37,943,664	11,882,424	33,285,470

Basic and diluted net loss per common share	$(0.31)	$(0.05)	$(0.57)	$(0.11)

Potentially dilutive securities at June 30, 2003 and 2004, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	Three and Six Months Ended June 30,
	2003	2004
Stock options and warrants	10,281,667	19,737,700

Principal of convertible debentures	$1,666,710	$—

The stock options and warrants outstanding at June 30, 2004 had a weighted average exercise price of $2.10.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

8.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following table:

We have operating assets located in two countries as follows:

	December 31, 2003	June 30, 2004
Switzerland	$1,278,481	$1,152,036
United States of America	4,676,372	15,840,458

	$5,954,853	$16,992,494

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
United States of America	$180,876	$112,747	$357,993	$229,071
Europe	684,285	462,089	1,378,153	1,033,720
Other	43,141	116,544	82,282	154,410

	$908,302	$691,380	$1,818,428	$1,417,201

The following tables summarize significant customers comprising 10% or more of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Ferring	$609,462	$278,960	$1,214,729	$671,152
BioSante	117,913	65,098	199,018	130,980
Solvay	77,787	81,486	153,740	163,955
JCR Pharmaceuticals	11,512	84,314	11,512	86,189

9.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(3,669,561)	$(1,690,586)	$(6,687,012)	$(3,585,013)
Change in cumulative translation adjustment	(7,532)	(10,824)	(40,375)	3,843

Comprehensive loss	$(3,677,093)	$(1,701,410)	$(6,727,387)	$(3,581,170)

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

10.	Stock Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss applicable to common shares:
As reported	$(3,719,561)	$(1,762,015)	$(6,737,012)	$(3,656,442)
Intrinsic value of stock options granted	—	42,193	—	85,058
Fair-value method compensation expense	(66,395)	(278,835)	(133,570)	(583,353)

Pro forma	$(3,785,956)	$(1,998,657)	$(6,870,582)	$(4,154,737)

Basic and diluted net loss per common share:
As reported	$(0.31)	$(0.05)	$(0.57)	$(0.11)
Intrinsic value of stock options granted	—	—	—	—
Fair-value method compensation expense	—	—	(0.01)	(0.01)

Pro forma	$(0.31)	$(0.05)	$(0.58)	$(0.12)

The fair value of stock options granted was calculated using the Black-Scholes option pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2003	2004
Risk-free interest rate	3.1%	3.4%
Annualized volatility	140.0%	143.0%
Weighted average expected life	5.0	5.0
Expected dividend yield	0.0%	0.0%

11.	Related Party Transactions

Effective February 1, 2001, the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s largest shareholder, Dr. Jacques Gonella. This agreement was terminated as of December 31, 2003. In connection with this agreement, the Company recognized expense of $46,500 and $93,000 in the three-month and six-month periods of 2003, respectively. The Company owed $162,595 to JG Consulting AG at December 31, 2003, which was paid in the first half of 2004.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

June 30, 2003 and 2004

11.	Related Party Transactions (Continued)

During the six months ended June 30, 2003 the Company recognized expense of $10,500 for consulting services provided by John Gogol, one of the Company’s board members. The Company had a payable to Mr. Gogol at June 30, 2003 of $10,500.

During the first six months of 2003 the Company borrowed from its largest shareholder $1,600,000 under various Term Note agreements. This amount and other borrowings from this shareholder, along with accrued interest, were converted into common stock on September 12, 2003. At June 30, 2003 notes payable to this shareholder, excluding applicable debt discounts, totaled $2,300,000.

At June 30, 2004 the Company owes $19,303 to various officers and directors for travel related expenses.

12.	Litigation

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

13.	Subsequent Event

On July 22, 2004 the Company entered into an employment agreement with Jack E. Stover, who was appointed President and Chief Operating Officer. In connection with the execution of this agreement, the Company granted to Mr. Stover an option to purchase 500,000 shares of common stock and issued him 50,000 shares of fully vested common stock and 50,000 shares of common stock that will become fully vested on the first anniversary of his employment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery solutions, including needle-free and mini-needle injector systems, gel technologies and transdermal products. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops needle-free and mini-needle injector systems and manufactures and markets needle-free injection devices and disposables. These operations, including all manufacturing and substantially all administrative activities, are located in Minneapolis, Minnesota and are referred to as Antares/Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the research and development of transdermal and oral fast melt tablet products. The Swiss operations, referred to as Antares/Switzerland, have historically focused on research and development. Antares/Switzerland has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems and began generating revenue in 1999 with the recognition of license revenues.

The Company operates in the specialized drug delivery sector of the pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical manufacturers through licensing and development agreements. The Company views the pharmaceutical and biotechnology company as its primary customer. The Company has negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia) and the transdermal hormone gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market needle-free devices for the home administration of insulin in the U.S. market though distributors, and has licensed its technology in the diabetes and obesity fields to Eli Lilly and Company.

The Company has not historically and does not currently generate enough revenue to provide the cash needed to support its operations, and has continued to operate by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2004. The Company received net proceeds of $13,753,400 in three private placements of its common stock in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. During the first half of 2004 the Company has also received proceeds of $847,500 in connection with the exercise of warrants for 2,980,500 shares of common stock.

The Company is reporting a net loss of $3,585,013 for the first half of 2004 and expects to report a net loss for the year ending December 31, 2004, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

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

Three and Six Months Ended June 30, 2003 and 2004

Revenues

Total revenues for the three and six months ended June 30, 2004 were $691,380 and $1,417,201, respectively, compared to revenues for the same prior-year periods of $908,302 and $1,818,428, respectively. The decrease in the second quarter of $216,922, or 24%, and the decrease in the first half of 2004 of $401,227, or 22%, was primarily due to a decrease in product sales to the Company’s major customer, Ferring, who was building inventory in the first half of 2003 for the launch of the Medi-Ject Vision device into new markets and in anticipation of a temporary supply interruption as the Company outsourced its assembly operations during the second quarter of 2003.

Development revenue increased by $44,015 or 172% and $94,663 or 188% for the three months and six months ended June 30, 2004 as compared to the prior-year periods. The increases were primarily due to development fees related to an agreement that originated in the third quarter of 2003. Licensing fees were basically unchanged for the three and six-month periods ended June 30, 2004 compared to the prior-year periods. Licensing fees increases of approximately $49,000 and $97,000, respectively, for the three and six-month periods ended June 30, 2004 as compared to the prior-year periods were equally offset by prepaid license discount amortization. The prepaid license discount, a contra equity account, was recorded at the fair value of the warrants issued to Eli Lilly and Company in the third quarter of 2003 in connection with its license agreement and is being amortized against revenue on a straight line basis over the life of the agreement.

Royalty revenue is related to the sale of needle-free injection devices to Ferring under the License Agreement dated January 22, 2003. Royalty revenue was relatively unchanged in the second quarter of 2004 compared to 2003 due to the sale of a similar number of devices each year. Royalty revenue decreased for the six-month period of 2004 compared to 2003 by $26,017 due to fewer device sales in the first quarter of 2004 compared to the first quarter of 2003 when Ferring was building device inventory for the launch of the device into new markets.

Cost of Sales

The cost of product sales are related to injection devices and disposable products. Cost of product sales as a percentage of product sales increased to 83% in the second quarter of 2004 from 81% for the second quarter of 2003, and increased 1% to 78% for the first six months of 2004 from 77% for the first six months of 2003. The increase in the second quarter and first half of 2004 cost of sales percentage was primarily due to a $45,000 write-down for excess inventory related to disposable components used with older injector device models. The increases were partially offset by decreases in overhead expenses, due to the outsourcing of assembly operations, which exceeded the increase in external production costs.

The cost of development revenue consists of labor costs and an allocation of certain research and development expenses. Cost of development revenue as a percentage of development revenue was 62.5% and 30.5%, respectively, for the three and six-month periods ended June 30, 2004, and for the same periods of the prior year were 21.5% and 24.2%, respectively. The increase in the second quarter of 2004 as compared to 2003 was primarily due to a year-to-date expense allocation made in the second quarter of 2004.

Research and Development

Research and development expenses totaled $603,990 and $1,267,963 in the three and six-month periods ended June 30, 2004, respectively, compared to $687,340 and $1,402,115 in the same prior-year periods. The decreases in the second quarter and first half of 2004 compared to the same periods of 2003 were primarily due to decreased rent resulting from space reductions at both the Minnesota and Swiss facilities and due to compensated development programs in 2004 that utilized a portion of payroll and other expenses. The decreases were partially offset by increases in travel, prototyping tooling and supplies, clinical expenses and repairs and maintenance.

Sales and Marketing

Sales and marketing expenses totaled $124,281 and $234,333 in the three and six-month periods ended June 30, 2004, respectively, compared to $92,044 and $202,909 in the same prior-year periods. The increases in the current year three and six-month periods as compared to the prior-year periods of $32,237 or 35%, and $31,424 or 15%, respectively, are primarily due to increases in travel and legal expenses related to increased business development activities.

General and Administrative

General and administrative expenses totaled $1,273,263 and $2,702,438 in the three and six-month periods ended June 30, 2004, respectively, compared to $1,319,263 and $2,817,595 in the same periods of the prior year. The decrease of $46,000, or 3%, in the second quarter of 2004 and the decrease of $115,157, or 4%, in the first six months of 2004 as compared to the same periods in 2003 were due primarily to decreases in payroll and investor relations expenses, partially offset by increases in travel, professional services and insurance expenses. Approximately $300,000 and $400,000 of the total professional services and investor relations expenses in the first half of 2004 and 2003, respectively, were non-cash expenses as a result of issuing common stock, warrants and options in exchange for services.

Other Income (Expense)

Net other income (expense) changed from $1,910,135 of net expense in the second quarter of 2003 to income of $22,368 in the second quarter of 2004, and decreased from net expense of $3,011,264 for the first six months of 2003 to $49,197 in 2004. The change in the second quarter is primarily due to the fact that the second quarter of 2003 included losses on common stock warrants of $1,696,477, while there were none in 2004, and the 2003 second quarter included interest expense of $226,823, primarily from the convertible debentures, while there was only $965 of interest expense in 2004. In addition, the second quarter of 2004 includes $32,943 of interest income compared to $5,785 in the same period of 2003, due to a significant increase in cash and short-term investments in 2004 from proceeds of the private placement in the first quarter of 2004. In the first half of 2004 compared to 2003 net other expense decreased $2,962,067. The first half of 2003 included losses on debt extinguishments and common stock warrants of $885,770 and $1,580,766, respectively, compared to none in 2004, and the first half of 2003 included interest expense of $537,303 compared to $79,084 in the first half of 2004. Interest expense in the first half of 2003 was due primarily to both amortization of discounts and interest accruals related to the convertible debentures and the term notes with the Company’s largest shareholder. Interest expense in the first half of 2004 was mainly due to expense of $75,388 recognized in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price. The increase in interest income of $35,945 in the first half of 2004 compared to 2003 was due to the increase in cash and short-term investments in 2004 compared to 2003.

Net loss per common share

The net loss per common share for the three and six-month periods ended June 30, 2004 of $0.05 and $0.11, respectively, were less than the net loss per common share of $0.31 and $0.57, respectively, for the same prior-year periods. The decreases were due to smaller losses in 2004 than in 2003 and due to an increase in the number of weighted average shares outstanding in the 2004 periods as a result of the private placements in the third quarter of 2003 and the first quarter of 2004.

Cash Flows

Operating Activities

Net cash used in operating activities increased to $3,153,793 for the first six months of 2004 from $1,486,218 for the first six months of 2003, a change of $1,667,575. This increase in cash used was due to an increase in cash used for operating assets and liabilities of $2,022,926 in 2004 compared to 2003, partially offset by a decrease in net loss net of noncash expenses of $355,351 in 2004 compared to 2003.

Noncash expenses decreased by $2,746,648 to $902,266 in the first six months of 2004 compared to $3,648,914 in the first six months of 2003. The decrease was mainly due to losses on common stock warrants and losses on debt extinguishments of $1,580,766 and $741,570, respectively, that occurred in 2003 but not in 2004. The noncash expenses in the first half of 2004 were mainly due to stock based compensation expense of $410,494, depreciation and amortization of $312,558, amortization of prepaid license discount of $98,125 and noncash interest expense of $75,388. The remaining noncash expenses in the first half of 2003 were mainly due to stock based compensation expense of $579,682, noncash interest expense of $277,486 and depreciation and amortization of $429,205.

The change in operating assets and liabilities in the first half of 2004 resulted in a net decrease to cash of $471,046, comprised of increases in other receivables and prepaid expenses of $104,043 and $189,747, respectively, and decreases in accrued expenses, deferred revenue, due to related parties and other of $72,773, $364,205, $143,361 and $44,400, respectively, partially offset by decreases in accounts receivable and inventory of $260,432 and $125,186, respectively, and an increase in accounts payable of $61,865. The decrease in deferred revenue of $364,205 is due to amortization of previously deferred amounts that exceeded new amounts received and deferred under license or development agreements. The decrease in related parties was due mainly to the payment of amounts due to a consulting company owned by the Company’s largest shareholder for services rendered in 2003. The decrease in accounts receivable resulted primarily from the timing of collections versus billings. The decrease in inventory is mainly the result of the timing of purchases of finished goods from the third-party supplier versus shipments to customers. At the end of 2003 the Company had a large amount of finished goods in inventory that was shipped to a customer in early January 2004, while the same level of finished goods inventory did not exist at June 30, 2004. The change in operating assets and liabilities in the first half of 2003 resulted in a net increase to cash of $1,551,880, comprised mainly of decreased inventory of $259,632 and increases in accounts payable, accrued expenses, deferred revenue and due to related parties of $238,719, $315,663, $1,087,172 and $110,321, respectively, offset by increases in accounts receivable, other receivables and prepaid expenses and other assets of $290,585, $76,456 and $91,922, respectively. The decrease in inventory in 2003 was primarily due to the outsourcing of assembly operations during the second quarter of 2003 to a third-party supplier that carried a large portion of the inventory previously carried by the Company. Accounts payable and accrued expenses were growing due to a shortage of available cash resources at that time. The increase in deferred revenue in 2003 is mainly due to the receipt of $1,073,449 from Ferring in connection with the License Agreement dated January 22, 2003. The increase in accounts receivable in 2003 was due to a temporary increase in sales to the Company’s largest customer, Ferring, who was building inventory in the first half of 2003 for the launch of the Medi-Ject Vision device into new markets and in anticipation of a possible supply interruption as the Company outsourced its assembly operations during the second quarter of 2003.

Investing Activities

Net cash used in investing activities increased to $10,171,196 in the first six months of 2004 from $106,965 in the first six months of 2003. Purchases of equipment, furniture and fixtures in the first half of 2004 and 2003 totaled $105,640 and $1,160, respectively, and expenditures for patent acquisition and development totaled $104,170 and $105,805, respectively. The increase in purchases of equipment, furniture and fixture in 2004 compared to 2003 is primarily due to office equipment and leasehold improvement expenditures related to the Minnesota operations move to a new facility in April of 2004 and to the acquisition of production tooling. The Company expects to purchase additional production tooling by the end of 2004. In 2004 the Company purchased $9,961,386 of short-term debt securities after receiving proceeds from the private placement of common stock in the first quarter.

Financing Activities

Net cash provided by financing activities increased to $14,553,969 in the first six months of 2004 from $1,690,811 in the first six months of 2003, due primarily to net proceeds of $13,753,400 related to private placements of common stock in the first quarter of 2004. Cash was also generated in the first half of 2004 from proceeds from exercise of warrants of $847,500 and was reduced by principal payments on capital lease obligations of $25,502 and payment of preferred stock dividends of $21,429. In the first half of 2003 cash increased due to proceeds from loans from shareholders and debenture holders of $1,600,000 and $621,025, respectively, and cash decreased due to principal payments on convertible debentures of $464,000 and principal payments on capital lease obligations of $66,214.

During the first six months of 2003 the Company borrowed from its largest shareholder $1,600,000 under various Term Note agreements. The notes accrued interest at the three-month Euribor Rate as of the dates of the notes, plus 5%. In connection with the notes, the Company also issued to its largest shareholder warrants to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share. On September 12, 2003, principal of $2,300,000 and accrued interest of $98,635 on these notes was converted into 2,398,635 shares of common stock. In connection with this conversion, the Company issued to the shareholder a warrant to purchase 1,798,976 shares of the Company’s common stock at an exercise price of $1.25 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and six-month periods ended June 30, 2003 and 2004 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On each of April 15, 2004, May 15, 2004 and June 15, 2004, the Company issued 5,000 shares of its common stock to Mark Wachs and Associates. The shares were issued as compensation pursuant to a public relations letter agreement. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 15, 2004 the Company granted options to purchase 150,000 shares of its common stock to a professional services organization as compensation for services rendered. The grant of the options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 22, 2004 the Company issued warrants to purchase 100,000 shares of its common stock to a professional services organization as compensation for services rendered. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 22, 2004, the Company issued 15,000 shares of its common stock to Dr. Rajesh Shrotriya as compensation for joining the Company’s board of directors. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2004, the Company held an annual meeting of its shareholders. At the meeting, the shareholders elected Jacques Gonella, Thomas Garrity and Rajesh Shrotriya to the Company’s board of directors to serve until the 2007 annual meeting. With respect to the nomination of Dr. Gonella to the board of directors, there were 21,600,406 votes cast in favor of the proposal, zero votes cast against the proposal, 392,196 abstentions and zero broker non-votes. With respect to the nomination of Mr. Garrity to the board of directors, there were 21,398,678 votes cast in favor of the proposal, zero votes cast against the proposal, 593,923 abstentions and zero broker non-votes. With respect to the nomination of Dr. Shrotriya to the board of directors, there were 21,599,405 votes cast in favor of the proposal, zero votes cast against the proposal, 393,196 abstentions and zero broker non-votes.

At the annual meeting, the shareholders also approved the following items:

•	an amendment to the Company’s 2001 Incentive Stock Option Plan for Employees to increase the number of shares authorized thereunder from 2,000,000 to 4,000,000;

•	an amendment to the Company’s 2001 Stock Option Plan for Non-Employee Directors and Consultants to increase the number of shares authorized thereunder from 600,000 to 1,600,000; and

•	the ratification of the appointment of KPMG LLP as the Company’s registered public accounting firm for the fiscal year ending December 31, 2004.

With respect to the proposal to approve the increase in the authorized shares under the Company’s 2001 Incentive Stock Option Plan for Employees, there were 13,933,691 votes cast in favor of the proposal, 590,215 votes cast against the proposal, 318,467 abstentions and zero broker non-votes. With respect to the proposal to approve the increase in the authorized shares under the Company’s 2001 Stock Option Plan for Non-Employee Directors and Consultants, there were 14,058,085 votes cast in favor of the proposal, 458,858 votes cast against the proposal, 327,430 abstentions and zero broker non-votes. With respect to the proposal to ratify the appointment of KPMG LLP as the Company’s registered public accounting firm, there were 21,833,250 votes cast in favor of the proposal, 109,405 votes cast against the proposal, 49,946 abstentions and zero broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
10.67	Employment Agreement, dated July 22, 2004, with Jack E. Stover

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.0	Section 906 CEO and CFO Certification

(b)	Reports on Form 8-K

On April 1, 2004 the Company filed a Current Report on Form 8-K/A reporting under Item 5, Other Events and Required FD Disclosure, that the Company was amending the 8-K report filed by the Company on March 10, 2004 to disclose the effect of the February and March private placements of its common stock on the Company’s shareholders’ equity.

On June 3, 2004 the Company filed a Current Report on Form 8-K reporting under Item 9, Regulation FD Disclosure, that the Company made a presentation regarding its operations and business, and furnished as an exhibit the Power Point slide presentation used.

On June 22, 2004 the Company filed a Current Report on Form 8-K reporting under Item 9, Regulation FD Disclosure, that the Company made a presentation at its Annual Meeting of Shareholders regarding its operations and business, and furnished as an exhibit the Power Point slide presentation used.

On June 29, 2004 the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events, that the Company adopted a new compensation plan for the Company’s directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

ANTARES PHARMA, INC.

August 13, 2004	/s/ Roger G. Harrison, Ph.D.
Roger G. Harrison, Ph.D.
Chief Executive Officer and President

August 13, 2004	/s/ Lawrence M. Christian
Lawrence M. Christian
Chief Financial Officer, Vice President – Finance
and Secretary