Form 10-Q
period 2004-09-30
ANTARES PHARMA  INC
filed 2004-11-15
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

Commission File Number 0-20945

ANTARES PHARMA, INC.

A Minnesota Corporation                                 IRS Employer ID No. 41-1350192

707 Eagleview Boulevard, Suite 414
Exton, Pennsylvania
19341

(610) 458-6200

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 12, 2004, was 39,918,406.

_________________

ANTARES PHARMA, INC.

INDEX

PAGE
PART I. ITEM 1. ITEM 2. ITEM 3. ITEM 4. PART II. ITEM 2. ITEM 6.	FINANCIAL INFORMATION

Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets, as of September 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

OTHER INFORMATION

Unregistered Sales of Equity Securities and Use of Proceeds

Exhibits

SIGNATURES	3 4 5 6 17 22 23 25 25 25 26

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$1,135,402	$1,928,815
Short-term investments	9,964,935	—
Accounts receivable, net of allowances of $21,400 and $21,500, respectively	163,985	481,886
Other receivables	78,662	7,947
Inventories	159,038	225,408
Prepaid expenses and other assets	174,225	61,239

Total current assets	11,676,247	2,705,295
Equipment, furniture and fixtures, net	567,761	801,369
Patent rights, net	1,248,061	1,214,356
Goodwill	1,095,355	1,095,355
Other assets	345,455	138,478

Total Assets	$14,932,879	$5,954,853

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$541,993	$253,336
Accrued expenses and other liabilities	622,649	827,676
Due to related parties	20,900	162,964
Capital lease obligations - current maturities	3,045	36,003
Deferred revenue - current	816,822	809,945

Total current liabilities	2,005,409	2,089,924
Deferred revenue - long term	3,024,166	3,557,835

Total liabilities	5,029,575	5,647,759

Shareholders' Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 1,500 and 1,450 issued and outstanding at September 30, 2004 and
December 31, 2003, respectively	15	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares;
63,588 and 243,749 issued and outstanding at September 30, 2004 and
December 31, 2003, respectively	636	2,437
Common Stock: $0.01 par; authorized 100,000,000 shares;
39,913,406 and 19,831,296 issued and outstanding at
September 30, 2004 and December 31, 2003, respectively	399,135	198,313
Additional paid-in capital	93,753,145	78,054,269
Accumulated deficit	(80,002,246)	(74,126,619)
Prepaid license discount	(2,747,490)	(2,894,677)
Deferred compensation	(878,390)	(306,808)
Accumulated other comprehensive loss	(621,501)	(619,836)

Total Shareholders' Equity	9,903,304	307,094

Total Liabilities and Shareholders' Equity	$14,932,879	$5,954,853

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product sales	$417,846	$692,830	$1,324,202	$2,068,387
Development revenue	35,706	115,028	180,668	165,328
Licensing fees	135,307	183,916	464,472	513,752
Royalties	24,316	48,185	61,034	110,920

Total revenue	613,175	1,039,959	2,030,376	2,858,387

Cost of sales:
Cost of product sales	255,939	540,622	960,030	1,600,005
Cost of development revenue	9,734	1,271	53,926	13,445

Total cost of sales	265,673	541,893	1,013,956	1,613,450

Gross margin	347,502	498,066	1,016,420	1,244,937

Operating expenses:
Research and development	879,297	666,210	2,147,260	2,068,325
Sales and marketing	216,469	137,677	450,802	340,586
General and administrative	1,477,672	2,026,421	4,180,110	4,844,016

	2,573,438	2,830,308	6,778,172	7,252,927

Net operating loss	(2,225,936)	(2,332,242)	(5,761,752)	(6,007,990)

Other income (expense):
Loss on debt extinguishments	—	—	—	(885,770)
Loss on conversions of debt to equity	—	(16,283,677)	—	(16,283,677)
Loss on common stock warrants	—	(4,379,686)	—	(5,960,453)
Interest income	34,739	4,481	80,351	14,148
Interest expense	(21,875)	(356,834)	(100,959)	(894,139)
Foreign exchange gains (losses)	(2,727)	4,768	(13,467)	(9,341)
Other, net	(3,386)	(1,798)	(8,371)	(4,778)

	6,751	(21,012,746)	(42,446)	(24,024,010)

Net loss	(2,219,185)	(23,344,988)	(5,804,198)	(30,032,000)
Preferred stock dividends	—	—	(71,429)	(50,000)

Net loss applicable to common shares	$(2,219,185)	$(23,344,988)	$(5,875,627)	$(30,082,000)

Basic and diluted net loss per common share	$(0.06)	$(1.40)	$(0.17)	$(2.23)

Basic and diluted weighted average common shares outstanding	38,825,537	16,687,449	35,145,638	13,501,701

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,804,198)	$(30,032,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445,538	634,261
Loss on disposal and abandonment of assets	5,701	5,576
Stock-based compensation expense	599,727	1,517,645
Loss on conversions of debt to equity	—	16,283,677
Noncash interest expense	75,388	862,308
Provision for doubtful accounts	—	34,629
Loss on debt extinguishments	—	741,570
Losses on common stock warrants	—	5,960,453
Amortization of prepaid license discount	147,186	—
Changes in operating assets and liabilities:
Accounts receivable	317,901	(252,246)
Other receivables	(116,460)	(20,094)
Inventories	66,370	445,491
Prepaid expenses and other assets	(112,985)	(68,924)
Accounts payable	288,657	(343,888)
Accrued expenses and other	(205,027)	(196,087)
Deferred revenue	(526,792)	970,792
Due to related parties	(141,765)	69,108
Other	(206,973)	(2,593)

Net cash used in operating activities	(5,167,732)	(3,390,322)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(123,981)	(1,160)
Additions to patent rights	(133,638)	(112,853)
Purchase of short-term investments	(15,919,190)	—
Proceeds from maturity of short-term investments	6,000,000	—

Net cash used in investing activities	(10,176,809)	(114,013)

Cash flows from financing activities:
Proceeds from sales of common stock	13,753,400	2,357,663
Proceeds from exercise of warrants	847,500	1,588,586
Proceeds from loans from shareholders	—	1,600,000
Proceeds from loans from debenture holder	—	621,025
Principal payments on convertible debentures	—	(464,000)
Principal payments on capital lease obligations	(32,217)	(88,404)
Payment of preferred stock dividends	(21,429)	—

Net cash provided by financing activities	14,547,254	5,614,870

Effect of exchange rate changes on cash and cash equivalents	3,874	(97,906)

Net increase (decrease) in cash and cash equivalents	(793,413)	2,012,629
Cash and cash equivalents:
Beginning of period	1,928,815	267,945

End of period	$1,135,402	$2,280,574

Supplemental cash flow information:
Cash paid during the period for interest	$25,571	$20,439

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004 and 2003

1.             Basis of Presentation and Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

                Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and they address revenue recognition, foreign currency translation, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended. To date, the Company has made no changes to these policies during 2004.

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

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

1.             Basis of Presentation and Significant Accounting Policies (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common shares:
As reported	$(2,219,185)	$(23,344,988)	$(5,875,627)	$(30,082,000)
Intrinsic value of stock options granted	42,642	206,594	127,402	206,594
Fair-value method compensation expense	(297,423)	(311,508)	(880,477)	(444,914)

Pro forma	$(2,473,966)	$(23,449,902)	$(6,628,702)	$(30,320,320)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(1.40)	$(0.17)	$(2.23)
Intrinsic value of stock options granted	—	—	—	—
Fair-value method compensation expense	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma	$(0.07)	$(1.41)	$(0.19)	$(2.25)

The fair value of stock options granted was calculated using the Black-Scholes option pricing model with the following assumptions:

	Three and Nine Months Ended September 30,
	2004	2003
Risk-free interest rate	3.6%	3.1%
Annualized volatility	143.0%	140.0%
Weighted average expected life	5.0	5.0
Expected dividend yield	0.0%	0.0%

                Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share.

2.             Short-Term Investments

All short-term investments are commercial paper or agency discount notes that mature within four to six months of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At September 30, 2004 the securities have a fair value of $9,957,145 and a carrying value of $9,964,935.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

3.             Inventories

                Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw material	$42,529	$40,420
Finished goods	116,509	184,988

	$159,038	$225,408

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

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at September 30
2004	$50,000	$(13,643)	$6,357	$30,000
2003	$179,000	$3,543	$95,543	$87,000

5.            Convertible Debentures

On February 7, 2003, the Company completed a restructuring of its 10% debentures previously sold to four investors. Specifically, as part of this restructuring, on January 24, 2003 and January 31, 2003, the Company borrowed an aggregate of $621,025 on a 30 day, 8% unsecured promissory note from Xmark Funds. The Company used the proceeds of these borrowings to repurchase $464,000 principal amount of the 10% debentures previously sold to the two original 10% debenture holders who had converted $536,000 of principal into 1,660,863 shares of common stock, and to pay a repurchase premium of $144,200 and accrued interest of $12,825. As additional repurchase compensation, the Company issued 79,200 five-year non-callable warrants with an exercise price of $0.8351 to one of the two original 10% debenture holders and paid $5,000, in lieu of warrants, to the other. The Company recognized a debt extinguishment

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

5.             Convertible Debentures (Continued)

loss of $885,770 in 2003 related to these transactions. Thereafter, in exchange for the surrender and cancellation of the $621,025 promissory notes, the Company issued to Xmark Funds 8% Senior Secured Convertible Debentures in the same principal amount of the promissory notes. The Company also exchanged Amended and Restated 8% Senior Secured Convertible Debentures for the remaining outstanding principal and accrued interest of $955,000 and $37,230, respectively, of the original 10% debentures. After the exchange of the $621,025 promissory notes and the $992,230 of outstanding principal and accrued interest of the original 10% debentures, the resulting aggregate principal amount of the 8% debentures was $1,613,255. The 8% debentures contained terms similar to the 10% debentures, except that the 8% debentures included a fixed conversion price of $.50 per share rather than a variable conversion price and an interest rate of 8% rather than 10% per annum. The 8% debentures were due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% debentures.

In connection with this restructuring, the Company also issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value at June 30, 2003 of $2,723,208. On August 12, 2003, the warrants were adjusted to their fair value of $4,437,269, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period and thus eliminating the need to record any further adjustments to the statement of operations. The Company recognized losses on these common stock warrants in the three-month and nine-month periods ended September 30, 2003 of $1,714,061 and $3,294,827, respectively.

The aggregate original principal amount of the 8% debentures of $1,613,255 was held by two debenture holders in the amounts of $469,513 and $1,143,742, respectively. The Company analyzed each of the restructuring transactions for the two 8% debenture holders to determine the proper accounting treatment. The effective borrowing rate on $469,513 of restructured debentures was determined to be less than the effective borrowing rate on the original debentures immediately prior to the restructuring. As a result, the Company determined that these debentures should be accounted for as a troubled debt restructuring. The net carrying value of these debentures at the time of the restructuring was reduced from $140,659 to $97,710 resulting in a debt discount of $371,803 that was being amortized to interest expense through March 31, 2004 using the effective interest method. The transaction related to the remaining $1,143,742 was accounted for as a debt extinguishment under EITF 96-19. The restructured debentures were

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

5.             Convertible Debentures (Continued)

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

6.             Shareholders’ Equity

                Common Stock

On September 12, 2003, $475,000 of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures were converted into 949,998 shares of common stock.

On September 12, 2003, principal of promissory notes totaling $2,300,000 and accrued interest of $98,635 due to the Company’s largest shareholder and Chairman of the Board, Dr. Jacques Gonella, was converted into 2,398,635 shares of common stock.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

6.             Shareholders’ Equity (Continued)

In January 2003, prior to the debenture restructuring discussed in Note 5, the Company issued 881,112 shares of common stock as a result of conversions of convertible debentures with aggregate principal balances of $198,250.

During the three-month and nine-month periods ended September 30, 2004 the Company issued to consultants and professional service organizations for services rendered 15,000 and 45,000 shares of common stock, respectively, and recognized expense of $14,750 and $48,300, respectively. During the three-month and nine-month periods ended September 30, 2004 the Company issued 20,000 and 35,000 shares of common stock, respectively, to directors, recognizing expense of $16,800 and $30,300, respectively. During the three-month and nine-month periods ended September 30, 2003, the Company issued to consultants and professional service organizations for services rendered 249,632 and 769,266 shares of common stock, respectively, and recognized expense of $359,400 and $595,696, respectively.

                Conversion of Series D Convertible Preferred Stock to Common Stock

On September 12, 2003, the holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures exchanged the outstanding $1,218,743 aggregate principal and accrued interest of these Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock. Each share of Series D Preferred was convertible into ten shares of the Company’s Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred. In August 2004, 180,161 shares of Series D Preferred Stock were converted into 1,801,610 shares of common stock.

                Private Placements

During the nine-month period ended September 30, 2004 the Company received net proceeds of $13,753,400 in three private placements of its common stock. A total of 15,120,000 shares of common stock were sold to investors at a price of $1.00 per share. The Company also issued to the investors non-callable five-year warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. Additionally, non-callable warrants for the purchase of 1,612,000 shares of common stock at an exercise price of $1.00 per share were issued to the placement agent as a commission.

In July 2003 the Company received aggregate proceeds of $4,000,000 in two separate private placements of its common stock. The Company issued 4,000,000 shares of its common stock at a price of $1.00 per share and non-callable warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.25 per share. The warrants expire in July 2008.

The warrants to purchase 3,000,000 shares of common stock issued in the private placement in July 2003 were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

6.             Shareholders’ Equity (Continued)

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

                Common Stock Option and Warrant Grants

During the first nine months of 2004 and 2003 the Company issued options and/or warrants to purchase 558,250 and 800,000 shares, respectively, of the Company’s common stock at weighted average exercise prices of $1.14 and $1.15 per share, respectively, as compensation to directors and non-employees. The Company recognized expense of $329,205 and $630,107 during the first nine months of 2004 and 2003, respectively, in connection with the options and warrants issued to non-employees.

                Warrant Exercises

During the nine-month period ended September 30, 2004 the Company received proceeds of $847,500 in connection with the issuance of 2,980,500 shares of common stock from the exercise of warrants. Of the shares issued, 2,932,500 were in connection with warrants exercised after the Company had offered a 30% discount in the exercise price to holders of warrants with an exercise price of under $1.00. In connection with the exercise of these warrants the Company recognized interest expense of $75,388, which represents the difference between the fair values of the warrants on the exercise date before and after applying the discount. Fair value was determined using the Black Scholes option pricing model.

                Shareholder Loan Warrant Grant

During the nine-month period ended September 30, 2003 the Company issued warrants to Dr. Jacques Gonella, its largest shareholder and Chairman of the Board, for the purchase of 2,400,000 shares of common stock at an exercise price of $.55 per share in connection with promissory notes totaling $1,600,000.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

6.             Shareholders’ Equity (Continued)

                Stock-based Compensation to Chief Executive Officer

Jack E. Stover was appointed President and Chief Operating Officer on July 22, 2004, and was appointed Chief Executive Officer on September 1, 2004, upon the resignation of Roger G. Harrison, Ph.D. The terms of the employment agreement with Mr. Stover included the issuance of options to purchase 500,000 shares of common stock at $0.70 per share vesting over four years and the issuance of 100,000 shares of common stock, of which 50,000 shares vested immediately and the remaining 50,000 shares will become fully vested on the first anniversary of his employment. The Company recorded compensation expense of $35,000 related to the shares with immediate vesting and deferred compensation expense of $35,000 related to the shares vesting over one year. The amounts recorded were based on the market value of the stock on the measurement date. The deferred compensation expense is being recognized ratably over the one-year vesting period. Compensation expense of $5,833 was recognized in connection with these shares during the nine-month period ended September 30, 2004. Mr. Stover can earn up to an additional 459,999 shares of common stock upon the occurrence of various triggering events. The Company will begin recognizing expense in connection with these additional shares when it appears likely that a triggering event will be reached.

Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of the Company effective March 12, 2001. Under the terms of the employment agreement with Dr. Harrison, the Company issued 88,000 restricted shares of common stock with a three-year vesting period that became fully vested on March 12, 2004. The Company had recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense was recognized ratably over the three-year vesting period. Compensation expense of $85,248 and $23,688 was recognized in connection with these shares during the nine-month periods ended September 30, 2003 and 2004, respectively. Dr. Harrison resigned as Chief Executive Officer effective September 1, 2004, and on that date entered into an agreement with the Company under which he will provide consulting services.

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

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

7.             Reconciliation of Loss and Share Amounts Used in EPS Calculation (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common shares	$(2,219,185)	$(23,344,988)	$(5,875,627)	$(30,082,000)
Basic and diluted weighted avg common shares outstanding	38,825,537	16,687,449	35,145,638	13,501,701

Basic and diluted net loss per common share	$(0.06)	$(1.40)	$(0.17)	$(2.23)

Potentially dilutive securities at September 30, 2004 and 2003, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	Three and Nine Months Ended September 30,
	2004	2003
Stock options and warrants	20,108,950	15,133,378

At September 30, 2004 and 2003 the Company also had 63,588 and 243,749 shares, respectively, of Series D Convertible Preferred Stock convertible into 635,880 and 2,437,490 shares, respectively, of the Company's common stock. The stock options and warrants outstanding at September 30, 2004 and 2003 had a weighted average exercise price of $2.07 and $2.31, respectively.

8.             Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development and commercialization of transdermal and oral drug delivery pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following table:

                We have operating assets located in two countries as follows:

	September 30, 2004	December 31, 2003
Switzerland	$1,203,744	$1,278,481
United States of America	13,729,135	4,676,372

	$14,932,879	$5,954,853

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

8.             Industry Segment and Operations by Geographic Areas (Continued)

                Revenues by customer location are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States of America	$134,352	$216,444	$363,423	$574,436
Europe	419,172	814,237	1,452,892	2,192,390
Other	59,651	9,278	214,061	91,561

	$613,175	$1,039,959	$2,030,376	$2,858,387

                The following tables summarize significant customers comprising 10% or more of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ferring	$322,810	$651,840	$993,962	$1,866,569
BioSante	87,762	121,181	218,742	320,199
Solvay	82,337	75,891	246,293	229,631

9.             Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,219,185)	$(23,344,988)	$(5,804,198)	$(30,032,000)
Change in cumulative translation adjustment	(5,508)	(18,314)	(1,665)	(58,689)

Comprehensive loss	$(2,224,693)	$(23,363,302)	$(5,805,863)	$(30,090,689)

10.           Related Party Transactions

The Company previously entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s largest shareholder and Chairman of the Board, Dr. Jacques Gonella. This agreement was terminated as of December 31, 2003. In connection with this agreement, the Company recognized expense of $46,500 and $93,000 in the three-month and nine-month periods of 2003, respectively. The Company owed $162,595 to JG Consulting AG at December 31, 2003, which was paid in the first nine months of 2004.

During the nine months ended September 30, 2003 the Company recognized expense of $26,500 for consulting services provided by John Gogol, a Company board member until September 2003.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2004 and 2003

10.           Related Party Transactions (Continued)

During the first nine months of 2003 the Company borrowed $1,600,000 from its largest shareholder and Chairman of the Board, Dr. Jacques Gonella, under various promissory note agreements. This amount and $700,000 of previous borrowings from this shareholder, along with accrued interest of $98,635, was converted into 2,398,635 shares of common stock on September 12, 2003. In connection with this conversion, the Company issued to Dr. Gonella a warrant to purchase 1,798,976 shares of the Company’s common stock at an exercise price of $1.25 per share. The difference between the fair value of the common stock and warrants issued to the shareholder in excess of the carrying value of the debt on September 12, 2003, the date of the conversions, totaled $10,266,331, and was recorded as loss on conversions of debt to equity in the statement of operations.

At September 30, 2004 the Company owed $20,900 to various officers and directors for travel related and board meeting expenses.

11.           Litigation

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

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery products, including transdermal gels, oral fast melting tablets and needle-free and mini-needle injector systems. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops needle-free and mini-needle injector systems and manufactures and markets needle-free injection devices and disposables. These operations, including all manufacturing and substantially all administrative activities, are located in Minneapolis, Minnesota and are referred to as Antares/Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the research and development of transdermal and oral fast melt tablet products. The Swiss operations, referred to as Antares/Switzerland, have historically focused on research and development. Antares/Switzerland has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems and began generating revenue in 1999 with the recognition of license revenues.

The Company operates as a specialty pharmaceutical company in the pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical product marketers through licensing and development agreements. The Company currently views pharmaceutical and biotechnology companies as its primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia) and the transdermal hormone gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market needle-free devices for the home administration of insulin in the U.S. market though distributors, and has licensed its needle-free technology in the diabetes and obesity fields to Eli Lilly and Company on a worldwide basis.

The Company has not historically, and does not currently, generate enough revenue to provide the cash needed to support its operations, and has continued to operate by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2004. The Company received net proceeds of $13,753,400 in three private placements of its common stock in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. Additionally, the Company issued five-year non-callable warrants to purchase an aggregate of 5,039,994 shares of common stock at an exercise price of $1.25 per share. During the first nine months of 2004 the Company has also received proceeds of $847,500 in connection with the exercise of warrants for 2,980,500 shares of common stock.

The Company is reporting a net loss of $5,804,198 for the first nine months of 2004 and expects to report a net loss for the year ending December 31, 2004, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, foreign currency translation, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended. To date, the Company has made no changes to these policies during 2004.

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

Total revenues for the three and nine months ended September 30, 2004 were $613,175 and $2,030,376, respectively, compared to revenues for the same prior-year periods of $1,039,959 and $2,858,387, respectively. The decrease in the third quarter of $426,784, or 41%, and the decrease in the first nine months of 2004 of $828,011, or 29%, was primarily due to a decrease in product sales to the Company’s major customer, Ferring, who during the first nine months of 2003 was planning for the launch of the Medi-Ject Vision device into new markets and in anticipation of a temporary supply interruption as the Company outsourced its assembly operations during the second quarter of 2003.

Development revenue decreased by $79,322 or 69% in the third quarter of 2004 compared to 2003 and increased $15,340 or 9% for the nine months ended September 30, 2004 as compared to the prior-year period. Projects generating development revenue in the third quarter of 2003 reached a stage requiring less or no involvement from the Company by the third quarter of 2004, and no new projects were initiated that significantly impacted the third quarter of 2004, resulting in reduced development revenue in the 2004 period compared to the same period of 2003. The increase in the nine-month period was due mainly to one project originating in 2004 that generated enough development revenue to cause the total development revenue to exceed that of the prior year.

Licensing fees decreased by approximately $49,000 in both the three-month and nine-month periods of 2004 compared to 2003. Licensing fees of approximately $49,000 and $147,000, respectively, for the three and nine-month periods ended September 30, 2004 were offset by prepaid license discount amortization. The prepaid license discount, a contra equity account, was recorded at the fair value of the warrants issued to Eli Lilly and Company in the third quarter of 2003 in connection with its license agreement and is being amortized against revenue on a straight line basis over the life of the agreement. Excluding the prepaid license discount amortization; the licensing fees in the third quarter of 2004 were nearly unchanged from the third quarter of 2003, while the nine-month period showed an increase of approximately $98,000. Most of the licensing fee revenue is due to recognition of previously deferred amounts.

Royalty revenue is generated from the sale of needle-free injection devices to Ferring under the License Agreement dated January 22, 2003. Royalty revenue decreased by $23,869 to $24,316 for the third quarter of 2004 compared to $48,185 in the third quarter of 2003 and decreased by $49,886 to $61,034 for the nine-month period of 2004 compared to $110,920 in the same period of 2003. Sales of devices to Ferring in 2003 were higher than in 2004 because in 2003 Ferring was planning for the launch of the device into new markets.

Cost of Sales

The cost of product sales is related to injection devices and disposable products. Cost of product sales as a percentage of product sales decreased to 61% in the third quarter of 2004 from 78% for the third quarter of 2003, and decreased to 72% for the first nine months of 2004 from 77% for the first nine months of 2003. The decreases in the third quarter and first nine months of 2004 as compared to 2003 is primarily due to decreases in overhead expenses as a result of the outsourcing of the assembly operations, which exceeded the increase in external production costs. The decrease in the first nine months was partially offset by a write-down of $45,000 in the second quarter of 2004 for excess inventory related to disposable components used with older injector device models.

The cost of development revenue consists of labor costs and an allocation of certain research and development expenses. Cost of development revenue as a percentage of development revenue was 27% and 30%, respectively, for the three and nine-month periods ended September 30, 2004, and for the same periods of the prior year were 1% and 8%, respectively. The increase in the third quarter of 2004 as compared to 2003 was primarily due to lower expense allocations made to the cost of development revenue in the 2003 periods as compared to 2004.

Research and Development

Research and development expenses totaled $879,297 and $2,147,260 in the three and nine-month periods ended September 30, 2004, respectively, compared to $666,210 and $2,068,325 in the same prior-year periods. The increases in the third quarter and first nine months of 2004 compared to the same periods of 2003 were primarily due to increases in prototyping and tooling expenses in connection with device development projects, as well as an increase in expenses for studies and analysis work related to gel development projects. The increases were partially offset by decreased rent resulting from space reductions at both the Minnesota and Swiss facilities and due to utilization of a higher amount of payroll and other expenses in connection with revenue generating development programs.

Sales and Marketing

Sales and marketing expenses totaled $216,469 and $450,802 in the three and nine-month periods ended September 30, 2004, respectively, compared to $137,677 and $340,586 in the same prior-year periods. The increases in the current year three and nine-month periods as compared to the prior-year periods of $78,792 or 57%, and $110,216 or 32%, respectively, are primarily due to increases in travel and legal expenses related to business development activities and due to increased advertising and promotional activities related to the MJ7 insulin market in the third quarter of 2004.

General and Administrative

General and administrative expenses totaled $1,477,672 and $4,180,110 in the three and nine-month periods ended September 30, 2004, respectively, compared to $2,026,421 and $4,844,016 in the same periods of the prior year. The decrease of $548,749, or 27%, in the third quarter of 2004 and the decrease of $663,906, or 14%, in the first nine months of 2004 as compared to the same periods in 2003 were due primarily to decreases in payroll and investor relations expenses, partially offset by increases in travel and insurance expenses. A portion of the professional services and investor relations expenses were non-cash expenses as a result of issuing common stock, warrants and options in exchange for services. Non-cash general and administrative expenses in the third quarter of 2004 and 2003 were approximately $90,000 and $800,000, respectively, and in the first nine months of 2004 and 2003 were approximately $380,000 and $1,200,000, respectively.

Other Income (Expense)

Net other income (expense) changed from $21,012,746 of net expense in the third quarter of 2003 to income of $6,751 in the third quarter of 2004, and decreased from net expense of $24,024,010 for the first nine months of 2003 to $42,446 in 2004. The change in the third quarter is primarily due to the fact that the third quarter of 2003 included losses on conversions of debt to equity of $16,283,677 and losses on common stock warrants of $4,379,686, while there were none in 2004, and the 2003 third quarter included interest expense of $356,834, primarily from the convertible debentures, while there was only $21,875 of interest expense in 2004. In addition, the third quarter of 2004 includes $34,739 of interest income compared to $4,481 in the same period of 2003, due to a significant increase in cash and short-term investments in 2004 from proceeds of the private placement in the first quarter of 2004. In the first nine months of 2004 compared to 2003 net other expense decreased $23,981,564. The first nine months of 2003 included losses on debt extinguishments, losses on conversions of debt to equity and losses on common stock warrants of $885,770, $16,283,677 and $5,960,453, respectively, compared to none in 2004, and the first nine months of 2003 included interest expense of $894,139 compared to $100,959 in the first nine months of 2004. Interest expense in the first nine months of 2003 was due primarily to both amortization of discounts and interest accruals related to the convertible debentures and the promissory notes with the Company’s largest shareholder. Interest expense in the first nine months of 2004 was mainly due to expense of $75,388 recognized in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price. The increase in interest income of $66,203 in the first nine months of 2004 compared to 2003 was due to the increase in cash and short-term investments in 2004 compared to 2003.

Net Loss Per Common Share

The net loss per common share for the three and nine-month periods ended September 30, 2004 of $0.06 and $0.17, respectively, were less than the net loss per common share of $1.40 and $2.23, respectively, for the same prior-year periods. The decreases were partially due to smaller losses in 2004 than in 2003, which resulted primarily from significant non-cash expenses in 2003 related mainly to losses on conversions of debt to equity and losses on common stock warrants. The decreases were also due to an increase in the number of weighted average shares outstanding in the 2004 periods as a result of the private placements in the third quarter of 2003 and the first quarter of 2004.

Cash Flows

Operating Activities

Net cash used in operating activities increased to $5,167,732 for the first nine months of 2004 from $3,390,322 for the first nine months of 2003, a change of $1,777,410. This increase in cash used was due to an increase in cash used for operating assets and liabilities of $1,238,633 in 2004 compared to 2003 and an increase in net loss net of noncash expenses of $538,777 in 2004 compared to 2003.

Noncash expenses decreased by $24,766,579 to $1,273,540 in the first nine months of 2004 compared to $26,040,119 in the first nine months of 2003. The decrease was mainly due to losses on conversions of debt to equity, losses on common stock warrants and losses on debt extinguishments of $16,283,677, $5,960,453 and $741,570, respectively, that occurred in 2003 but not in 2004. The noncash expenses in the first nine months of 2004 were mainly due to stock based compensation expense of $599,727, depreciation and amortization of $445,538, amortization of prepaid license discount of $147,186 and noncash interest expense of $75,388. The remaining noncash expenses in the first nine months of 2003 were mainly due to stock based compensation expense of $1,517,645, noncash interest expense of $862,308 and depreciation and amortization of $634,261.

The change in operating assets and liabilities in the first nine months of 2004 resulted in a net decrease to cash of $637,074, comprised of increases in other receivables and prepaid expenses of $116,460 and $112,985, respectively, and decreases in accrued expenses, deferred revenue, due to related parties and other of $205,027, $526,792, $141,765 and $206,973, respectively, partially offset by decreases in accounts receivable and inventory of $317,901 and $66,370, respectively, and an increase in accounts payable of $288,657. The decrease in deferred revenue of $526,792 is due to amortization of previously deferred amounts that exceeded new amounts received and deferred under license or development agreements. The decrease in related parties was due mainly to the payment of amounts due to a consulting company owned by the Company’s largest shareholder for services rendered in 2003. The decrease in accounts receivable resulted primarily from fewer shipments and less billable development activity in September 2004 than in December 2003. The decrease in inventory is mainly the result of the timing of purchases of finished goods from the third-party supplier versus shipments to customers. At the end of 2003 the Company had a large amount of finished goods in inventory that was shipped to a customer in early January 2004. The same level of finished goods inventory did not exist at September 30, 2004.

The change in operating assets and liabilities in the first nine months of 2003 resulted in a net increase to cash of $601,559, comprised mainly of decreased inventory of $445,491 and increases in deferred revenue and due to related parties of $970,792 and $69,108, respectively, partially offset by increases in accounts receivable, other receivables and prepaid expenses and other assets of $252,246, $20,094 and $68,924, respectively, and decreases in accounts payable, accrued expenses and other of $343,888, $196,087 and $2,593, respectively. The decrease in inventory in 2003 was primarily due to the outsourcing of assembly operations during the second quarter of 2003 to a third-party supplier that carried a large portion of the inventory previously carried by the Company. The increase in deferred revenue in 2003 is mainly due to the receipt of $1,073,449 from Ferring in connection with the License Agreement dated January 22, 2003. The increase in accounts receivable in 2003 was due to a temporary increase in sales to the Company’s largest customer, Ferring, who during the first nine months of 2003 was planning for the launch of the Medi-Ject Vision device into new markets and in anticipation of a possible supply interruption as the Company outsourced its assembly operations during the second quarter of 2003. The decrease in accounts payable and accrued expenses was mainly due to the payment of various older liabilities with proceeds from the private placement in July 2003 and due to a lower level of inventory purchases after the outsourcing of the assembly operations.

Investing Activities

Net cash used in investing activities increased to $10,176,809 in the first nine months of 2004 from $114,013 in the first nine months of 2003. Purchases of equipment, furniture and fixtures in the first nine months of 2004 and 2003 totaled $123,981 and $1,160, respectively, and expenditures for patent acquisition and development totaled $133,638 and $112,853, respectively. The increase in purchases of equipment, furniture and fixtures in 2004 compared to 2003 is primarily due to office equipment and leasehold improvement expenditures related to the Minnesota operations move to a new facility in April of 2004 and to the acquisition of production tooling. After receiving proceeds from the private placement of common stock in the first quarter of 2004 the Company began investing in short-term securities. In 2004 the Company purchased $15,919,190 of short-term debt securities consisting of commercial paper and U.S. government agency discount notes, some of which matured during the year resulting in proceeds of $6,000,000.

Financing Activities

Net cash provided by financing activities increased to $14,547,254 in the first nine months of 2004 from $5,614,870 in the first nine months of 2003, due primarily to net proceeds of $13,753,400 related to private placements of common stock in the first quarter of 2004. Cash was also generated in the first nine months of 2004 from proceeds from exercise of warrants of $847,500 and was reduced by principal payments on capital lease obligations of $32,217 and payment of preferred stock dividends of $21,429. In the first nine months of 2003 cash increased due to net proceeds of $2,357,663 from private placements of common stock, exercise of warrants of $1,588,586 and loans from shareholders and debenture holders of $1,600,000 and $621,025, respectively. Cash decreased in 2003 due to principal payments on convertible debentures of $464,000 and principal payments on capital lease obligations of $88,404.

During the first nine months of 2003 the Company borrowed $1,600,000 from its largest shareholder under various promissory note agreements. The notes accrued interest at the three-month Euribor Rate as of the dates of the notes, plus 5%. In connection with the notes, the Company also issued to its largest shareholder warrants to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share. On September 12, 2003, principal of $2,300,000 and accrued interest of $98,635 on these notes was converted into 2,398,635 shares of common stock. In connection with this conversion, the Company issued to the shareholder a warrant to purchase 1,798,976 shares of the Company’s common stock at an exercise price of $1.25 per share. The difference between the fair value of the common stock and warrants issued to the shareholder in excess of the carrying value of the debt on September 12, 2003, the date of the conversions, totaled $10,266,331, and was recorded as loss on conversions of debt to equity in the statement of operations.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Additionally, the Company has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and nine-month periods ended September 30, 2004 and 2003 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

Risk Factors

There are a number of risks related to the Company, which are described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

PART II — OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On each of July 15, 2004, August 15, 2004 and September 15, 2004, the Company issued 5,000 shares of its common stock to Mark Wachs and Associates. The shares were issued as compensation pursuant to a public relations letter agreement. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On July 22, 2004, the Company issued 100,000 shares of its common stock to Jack E. Stover as compensation in connection with his joining the Company as President and Chief Operating Officer. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 16, 2004, the Company issued 20,000 shares of its common stock to Paul Wotton as compensation for joining the Company’s board of directors. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On August 20 and 27, 2004, the Company issued 1,801,610 shares of its common stock in connection with the conversion of 180,161 shares of its Series D Convertible Preferred Stock. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In so much as the investors in the above transactions were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transactions were exempt from the registration provision of the Securities Act of 1933 under Section 4(2) of the Act.

Item 6.    Exhibits

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

ANTARES PHARMA, INC.
November 15, 2004	/s/ Jack E. Stover
Jack E. Stover Chief Executive Officer and President
November 15, 2004	/s/ Lawrence M. Christian
Lawrence M. Christian Chief Financial Officer, Vice President - Finance and Secretary