Form 10-Q
period 2005-03-31
ANTARES PHARMA  INC
filed 2005-05-10
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

Commission File Number 0-20945

ANTARES PHARMA, INC.

A Delaware Corporation                                                 IRS Employer ID No. 41-1350192

707 Eagleview Boulevard, Suite 414
Exton, Pennsylvania
19341

(610) 458-6200

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes             No    X

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 10, 2005, was 40,493,606.

ANTARES PHARMA, INC.

INDEX

PAGE
PART I. ITEM 1 ITEM 2 ITEM 3 ITEM 4 PART II.	FINANCIAL INFORMATION

         Financial Statements (Unaudited)

         Consolidated Balance Sheets, as of March 31, 2005 and December 31, 2004

         Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

         Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosures About Market Risk

         Controls and Procedures

         OTHER INFORMATION

SIGNATURES	3 4 5 6 11 15 15 17 18

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,020,498	$1,652,408
Short-term investments	4,984,917	7,971,625
Accounts receivable, net of allowances of $21,900 and $22,500, respectively	132,955	277,606
Other receivables	172,508	64,359
Inventories	119,685	92,344
Prepaid expenses and other assets	327,126	81,009

Total current assets	7,757,689	10,139,351

Equipment, furniture and fixtures, net	589,642	611,920
Patent rights, net	902,595	947,459
Goodwill	1,095,355	1,095,355
Other assets	370,746	383,518

Total Assets	$10,716,027	$13,177,603

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$435,100	$476,509
Accrued expenses and other liabilities	476,389	626,583
Deferred revenue	541,070	547,006

Total current liabilities	1,452,559	1,650,098

Deferred revenue - long term	3,163,503	3,338,666

Total liabilities	4,616,062	4,988,764

Shareholders' Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares;
1,500 issued and outstanding at March 31, 2005 and December 31, 2004	15	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares;
63,588 issued and outstanding at March 31, 2005 and December 31, 2004	636	636
Common Stock: $0.01 par; authorized 100,000,000 shares; 40,493,606 and 40,418,406 issued and outstanding at March 31, 2005 and
December 31, 2004, respectively	404,936	404,184
Additional paid-in capital	94,386,335	94,479,402
Prepaid license discount	(2,649,365)	(2,698,427)
Accumulated deficit	(84,848,023)	(82,575,151)
Deferred compensation	(557,495)	(759,342)
Accumulated other comprehensive loss	(637,074)	(662,478)

	6,099,965	8,188,839

Total Liabilities and Shareholders' Equity	$10,716,027	$13,177,603

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$406,253	$471,446
Development revenue	47,906	75,308
Licensing fees	80,586	160,362
Royalties	19,640	18,705

Total revenue	554,385	725,821

Cost of revenues:
Cost of product sales	282,628	344,808
Cost of development revenue	24,860	675

Total cost of revenues	307,488	345,483

Gross profit	246,897	380,338

Operating expenses:
Research and development	966,121	663,973
Sales, marketing and business development	286,744	110,052
General and administrative	1,295,325	1,429,175

	2,548,190	2,203,200

Operating loss	(2,301,293)	(1,822,862)

Other income (expense):
Interest income	42,568	12,669
Interest expense	—	(78,119)
Foreign exchange losses	(12,785)	(1,467)
Other, net	(1,362)	(4,648)

	28,421	(71,565)

Net loss	$(2,272,872)	$(1,894,427)

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Basic and diluted weighted average common shares outstanding	40,457,850	28,627,275

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,272,872)	$(1,894,427)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	104,860	175,357
Noncash interest expense	—	75,388
Stock-based compensation expense	47,834	296,623
Amortization of prepaid license discount	49,062	49,062
Changes in operating assets and liabilities:
Accounts receivable	144,624	231,313
Other receivables	(146,710)	(119,802)
Inventories	(27,341)	74,847
Prepaid expenses and other assets	(246,526)	(291,701)
Other assets	6,673	(9,240)
Accounts payable	(33,855)	258,140
Accrued expenses and other	(142,696)	(114,689)
Deferred revenue	(124,940)	(218,139)

Net cash used in operating activities	(2,641,887)	(1,487,268)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(63,351)	(8,753)
Purchases of short-term investments	(2,976,913)	—
Proceeds from maturity of short-term investments	6,000,000	—
Additions to patent rights	—	(42,234)

Net cash provided by (used in) investing activities	2,959,736	(50,987)

Cash flows from financing activities:
Proceeds from sales of common stock, net	—	13,853,400
Proceeds from exercise of warrants	61,700	821,100
Principal payments on capital lease obligations	—	(18,980)

Net cash provided by financing activities	61,700	14,655,520

Effect of exchange rate changes on cash and cash equivalents	(11,459)	33,905

Net increase in cash and cash equivalents	368,090	13,151,170
Cash and cash equivalents:
Beginning of period	1,652,408	1,928,815

End of period	$2,020,498	$15,079,985

Cash paid during the period for interest	$—	$2,731

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2005 and 2004

1.         Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Stock Based Compensation

The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, compensation expense has been recognized for restricted stock granted to employees, as discussed in Note 4, but has not been recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. In September 2003 the Company issued stock options to employees at $1.77 per share when the fair value of the stock was $2.20 per share. In the first quarters of 2005 and 2004 the Company recognized compensation expense of $41,298 and $42,866, respectively, in connection with the employee stock options granted in September 2003. Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(2,272,872)	$(1,894,427)
Intrinsic value of stock options granted	41,298	42,866
Fair-value method compensation expense	(324,465)	(266,836)

Pro forma	$(2,556,039)	$(2,118,397)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.07)
Intrinsic value of stock options granted	—	—
Fair-value method compensation expense	—	—

Pro forma	$(0.06)	$(0.07)

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2005 and 2004

2.         Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw material	$93,445	$32,335
Finished goods	26,240	60,009

	$119,685	$92,344

3.         Product Warranty

The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at March 31
2005	$30,000	$4,892	$4,892	$30,000
2004	$50,000	$689	$689	$50,000

4.         Shareholders’ Equity

            Common Stock, Options and Warrants

Warrant exercises during the first quarters of 2005 and 2004 resulted in proceeds of $61,700 and $821,100, respectively, and in the issuance of 75,200 and 2,932,500 shares of common stock, respectively.

During the first quarter of 2005 the Company granted options to purchase a total of 225,000 shares of its common stock. Members of the Company’s board of directors received options to purchase 120,000 shares of common stock at an exercise price of $1.40 per share; James Hattersley, hired as Vice-President of Corporate Business Development during the first quarter, received options to purchase 65,000 shares of common stock at an exercise price of $1.32 per share; and Jack Stover, Chief Executive Officer of the Company, received options to purchase 40,000 shares of common stock at an exercise price of $1.21 per share. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

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

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2005 and 2004

4.         Shareholders’ Equity (Continued)

During the first quarter of 2004 the Company recognized expense of $17,750 in connection with the issuance of 15,000 shares of common stock to a consultant as compensation for services.

During the first quarter of 2004 the Company issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.10 per share as compensation to non-employees for professional services. The Company recognized expense of $212,320 in 2004 in connection with these warrants.

During the first quarter of 2004 the Company granted to members of the Company’s board of directors options to purchase 101,500 shares of its common stock at exercise prices ranging from $1.06 to $1.45.

            Stock-Based Compensation to Chief Executive Officer

Jack E. Stover was appointed President and Chief Operating Officer on July 22, 2004, and was appointed Chief Executive Officer on September 1, 2004, upon the resignation of Roger G. Harrison, Ph.D. The terms of the employment agreement with Mr. Stover included the issuance of options to purchase 500,000 shares of common stock at $0.70 per share and an additional issuance of options to purchase 40,000 shares of common stock at $1.21 per share in January of 2005, with all options vesting over four years. The employment agreement also included the issuance of 100,000 shares of common stock, of which 50,000 shares vested immediately and the remaining 50,000 shares will become fully vested on the first anniversary of his employment. The Company recorded compensation expense of $35,000 related to the shares with immediate vesting and deferred compensation expense of $35,000 related to the shares vesting over one year. The amounts recorded were based on the market value of the stock on the measurement date. The deferred compensation expense is being recognized ratably over the one-year vesting period. Compensation expense of $8,750 was recognized in connection with these shares during the quarter ended March 31, 2005. Mr. Stover can earn up to an additional 459,999 shares of common stock upon the occurrence of various triggering events. The Company will begin recognizing expense in connection with these additional shares when it becomes probable that a triggering event will be reached.

Roger G. Harrison, Ph.D., was appointed Chief Executive Officer of Antares Pharma, Inc., effective March 12, 2001. Under the terms of the employment agreement with Dr. Harrison, the Company issued 88,000 restricted shares of common stock with a three-year vesting period that became fully vested on March 12, 2004. The Company had recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense was recognized ratably over the three-year vesting period. Compensation expense of $23,688 was recognized in connection with these shares during the quarter ended March 31, 2004. Dr. Harrison resigned as Chief Executive Officer effective September 1, 2004, and on that date entered into an agreement with the Company under which he has provided consulting services.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2005 and 2004

5.         Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per share.

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,272,872)	$(1,894,427)
Basic and diluted weighted average common shares outstanding	40,457,850	28,627,275

Basic and diluted net loss per common share	$(0.06)	$(0.07)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 20,406,391 and 19,319,869 at March 31, 2005 and 2004, respectively.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2005 and 2004 was $1.49.

6.         Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	March 31, 2005	December 31, 2004
Switzerland	$961,893	$1,022,485
United States of America	9,754,134	12,155,118

	$10,716,027	$13,177,603

Revenues by customer location are summarized as follows:

	For the Three Months Ended March 31,
	2005	2004
United States of America	$104,923	$116,325
Europe	378,841	571,631
Other	70,621	37,865

	$554,385	$725,821

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
March 31, 2005 and 2004

6.         Industry Segment and Operations by Geographic Areas (Continued)

The following summarizes significant customers comprising 10% or more of total revenue for the three months ended March 31:

	2005	2004
Ferring	$330,051	$392,192
Solvay	50,806	82,469
Proskelia	—	74,370

7.         Comprehensive Loss

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,272,872)	$(1,894,427)
Change in cumulative translation adjustment	25,404	14,667

Comprehensive loss	$(2,247,468)	$(1,879,760)

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

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of their own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (reusable needle-free devices in Europe and Asia) and the transdermal hormone gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market reusable needle-free devices for the home or alternate site administration of insulin in the U.S. through distributors, and has licensed its reusable needle-free technology in the fields of diabetes and obesity to Eli Lilly and Company on a worldwide basis.

The Company is reporting a net loss of $2,272,872 for the quarter ended March 31, 2005 and expects to report a net loss for the year ending December 31, 2005, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs, the receipt of revenues from sales of products and the ability to control costs.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, foreign currency translation, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has made no changes to these policies during 2005.

Three Months Ended March 31, 2005 and 2004

Revenues

Total revenues for the three months ended March 31, 2005 and 2004 were $554,385 and $725,821, respectively. The decrease in revenues of $171,436, or 24% is primarily the result of decreases in product sales, development revenue and licensing fees in the amounts of $65,193, $27,402 and $79,776, respectively. The product sales decrease was mainly due to a decrease in sales of Medi-Ject Vision disposable components to the Company’s major European customer. The decrease in development revenue was primarily due to one project that originated and ended in 2004. The licensing fees decrease was primarily due to spreading revenue over longer periods of time as a result of increasing the estimated revenue recognition periods of certain existing license agreements.

Cost of Sales

The cost of product sales of $282,628 and $344,808 for the first quarter of 2005 and 2004, respectively, are related to reusable needle-free injector devices and disposable components. Cost of sales as a percentage of product sales decreased 3% to 70% in the first quarter of 2005 from 73% in the first quarter of 2004. This decrease was mainly due to a slightly different mix of products sold in 2005 compared to 2004.

The cost of development revenue consists of labor costs and an allocation of certain research and development expenses. Substantially all of the development revenue costs for the first quarter of 2004 were recorded in the second quarter of 2004 in a year-to-date expense allocation adjustment.

Research and Development

Research and development expenses increased $302,148, or 46%, to $966,121 in the three months ended March 31, 2005 from $663,973 in the prior year period. The increase was primarily related to gel development projects and consisted mainly of increases in studies and analysis work and patent related expenses of approximately $164,000 and $70,000, respectively. The increase was also due to an increase in clinical studies of approximately $60,000 related to device development.

Sales, Marketing and Business Development

Sales and marketing expenses totaled $286,744 and $110,052 in the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due to increases in payroll and travel expenses resulting from the hiring of a vice president of corporate business development during the first quarter of 2005. In addition, the increase in 2005 was due to clinical studies related to sales and marketing and to the utilization of a consultant for various business development projects.

General and Administrative

General and administrative expenses totaled $1,295,325 and $1,429,175 in the three months ended March 31, 2005 and 2004, respectively. The decrease of $133,850, or 9%, is primarily due to a decrease in professional services.

Other Income (Expense)

Other income (expense) changed from net expense of $71,565 in the first quarter of 2004 to income of $28,421 in the first quarter of 2005. The first quarter 2005 other income (expense) is comprised of interest income of $42,568, foreign exchange losses of $12,785 and other expense of $1,362. The net expense in the first quarter of 2004 consists of interest expense of $78,119, foreign exchange losses of $1,467 and other expenses of $4,648, partially offset by interest income of $12,669. The increase in interest income is due to a higher level of cash and short-term investments throughout the quarter in 2005 than in 2004. The interest expense in 2004 consisted primarily of $75,388 recognized in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price.

Liquidity and Capital Resources

The Company has not historically, and does not currently, generate enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in 2004. The Company received net proceeds of $13,753,400 in three private placements of its common stock in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. During 2004 the Company also received proceeds of $1,472,500 in connection with the exercise of warrants for 3,480,500 shares of common stock.

The Company believes that the combination of these equity financings and projected product sales and product development and license revenues will provide sufficient funds to support operations into at least the first quarter of 2006. The Company does not currently have any bank credit lines. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Total cash and cash equivalents and short-term investments at March 31, 2005 were $7,005,415 compared to $9,624,033 at December 31, 2004. This decrease resulted primarily from funding operating activities in the first quarter of 2005.

Cash Flows

     Operating Activities

Net cash used in operating activities increased by $1,154,619, to $2,641,887 for the first quarter of 2005 from $1,487,268 for the first quarter of 2004. This increase in cash used was the result of a larger net loss in the first quarter of 2005 compared to 2004 along with lower noncash expenses and an increase in cash used due to changes in operating assets and liabilities.

Net noncash expenses in the first quarter of 2005 totaled $201,756, due to depreciation and amortization of $104,860, stock-based compensation expense of $47,834 and amortization of prepaid license discount of $49,062. The noncash expenses in the first quarter of 2004 totaled $596,430, consisting of depreciation and amortization of $175,357, noncash interest expense of $75,388, stock-based compensation expense of $296,623 and amortization of prepaid license discount of $49,062. Depreciation and amortization decreased due to a number of assets that became fully depreciated after the first quarter of 2004. Stock-based compensation expense decreased $248,789 due mainly to the fact that the first quarter of 2004 included warrants issued to nonemployees that were valued at $212,320.

The change in operating assets and liabilities in the first quarter of 2005 resulted in a net decrease in cash of $570,771, primarily due to increases in other receivables, inventories and prepaid expenses and other assets of $146,710, $27,341 and $246,526, respectively, and a decrease in accounts payable, accrued expenses and deferred revenue of $33,855, $142,696 and $124,940, respectively, offset by a decrease in accounts receivable of $144,624. In the first quarter of 2004, the change in operating assets and liabilities caused a net decrease in cash of $189,271, primarily due to increases in other receivables and prepaid expenses and other assets of $119,802 and $291,701, respectively, and decreases in accrued expenses, deferred revenue, and other of $114,689, $218,139 and $9,240, respectively, partially offset by decreases in accounts receivable and inventories of $231,313 and $74,847, respectively, and an increase in accounts payable of $258,140. For the first quarter of each year the increase in prepaid expenses and other assets was primarily due to payment of the annual premium for directors and officers insurance, the decrease in deferred revenue was due to previously deferred amounts that was recognized as revenue, and the accounts receivable decreases were due mainly to the timing of collections, shipments and billings. The decrease in accrued expenses in 2005 was due primarily to payment of year-end accruals related to employee benefits along with normal fluctuations in the timing of expenses incurred and payments made. The decrease in accrued expenses in 2004 was due primarily to payment of amounts accrued at December 31, 2003 for consulting services provided by related parties. The increase in accounts payable in 2004 was due to professional fees incurred during the first quarter in connection with the year-end audit and the private placement as well as the timing of the payment of various other expenses.

     Investing Activities

The first quarter of 2005 resulted in net cash provided by investing activities of $2,959,736, which consisted primarily of proceeds from the maturity of short-term investments of $6,000,000, partially offset by purchases of short-term investments of $2,976,913 and purchases of equipment, furniture and fixtures of $63,351. The first quarter of 2004 resulted in net cash used in investing activities of $50,987, which consisted primarily of purchases of equipment, furniture and fixtures of $8,753 and capitalized patent costs of $42,234.

     Financing Activities

Net cash provided by financing activities decreased to $61,700 for the first quarter of 2005 from $14,655,520 in the same period of 2004. The first quarter of 2005 included proceeds from the exercise of warrants of $61,700, while the first quarter of 2004 included net proceeds of $13,853,400 received in three private placements of common stock and warrants and proceeds of $821,100 received from the exercise of warrants. The first quarter of 2004 also included the payment of $18,980 in principal payments on capital lease obligations, which ended during 2004.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment. Among other items, the standard requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated statement of operations. Note 1 to the Consolidated Financial Statements contains pro forma disclosures regarding the effect on net loss and net loss per share as if the fair value method of accounting for stock-based compensation had been applied.   The new standard was originally effective for the first interim or annual reporting period that begins after June 15, 2005.  However, the SEC has deferred the effective date of Statement 123R to allow companies to implement the new standard at the beginning of their next fiscal year. The Company expects to implement the new standard beginning with the first quarter of 2006, and to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R, and unvested equity awards granted prior to the effective date will continue to be accounted for in accordance with Statement 123 as they have been for purposes of pro forma disclosures, except that amounts will be recognized in the statement of operations.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the quarters ended March 31, 2005 and 2004 was not material. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits

(a)           Exhibits

Exhibit No.	Description

31.1 31.2 32.0	Section 302 CEO Certification Section 302 CFO Certification Section 906 CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2005 May 10, 2005	ANTARES PHARMA, INC.

/s/ Jack E. Stover
——————————————————
Jack E. Stover
President and Chief Executive Officer

/s/ Lawrence M. Christian
——————————————————
Lawrence M. Christian
Vice President - Finance, Secretary and
Chief Financial Officer