Form 10-Q
period 2005-06-30
ANTARES PHARMA  INC
filed 2005-08-15
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 10, 2005, was 41,993,606.

ANTARES PHARMA, INC.

INDEX

PAGE
PART I. ITEM 1 ITEM 2 ITEM 3 ITEM 4 PART II.	FINANCIAL INFORMATION

         Financial Statements (Unaudited)

         Consolidated Balance Sheets, as of June 30, 2005 and December 31, 2004

         Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004

         Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosures About Market Risk

         Controls and Procedures

         OTHER INFORMATION

SIGNATURES	3 4 5 6 12 17 17 19 20

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$2,840,499	$1,652,408
Short-term investments	1,997,713	7,971,625
Accounts receivable, net of allowances of $21,000 and $22,500, respectively	185,231	277,606
Other receivables	132,095	64,359
Inventories	77,874	92,344
Prepaid expenses and other assets	233,878	81,009

Total current assets	5,467,290	10,139,351

Equipment, furniture and fixtures, net	548,044	611,920
Patent rights, net	852,684	947,459
Goodwill	1,095,355	1,095,355
Other assets	357,633	383,518

Total Assets	$8,321,006	$13,177,603

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$429,062	$476,509
Accrued expenses and other liabilities	555,982	626,583
Deferred revenue	491,684	547,006

Total current liabilities	1,476,728	1,650,098

Deferred revenue - long term	2,992,335	3,338,666

Total liabilities	4,469,063	4,988,764

Stockholders' Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 1,500 issued and
outstanding at December 31, 2004	—	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares; 33,588 and 63,588
issued and outstanding at June 30, 2005 and December 31, 2004, respectively	336	636
Common Stock: $0.01 par; authorized 100,000,000 shares; 41,993,606 and 40,418,406 issued
and outstanding at June 30, 2005 and December 31, 2004, respectively	419,937	404,184
Additional paid-in capital	94,394,934	94,479,402
Prepaid license discount	(2,600,303)	(2,698,427)
Accumulated deficit	(87,225,752)	(82,575,151)
Deferred compensation	(534,970)	(759,342)
Accumulated other comprehensive loss	(602,239)	(662,478)

	3,851,943	8,188,839

Total Liabilities and Stockholders' Equity	$8,321,006	$13,177,603

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$386,982	$434,910	$793,235	$906,356
Development revenue	34,710	69,654	82,616	144,962
Licensing fees	56,421	168,803	137,007	329,165
Royalties	14,312	18,013	33,952	36,718

Total revenues	492,425	691,380	1,046,810	1,417,201

Cost of revenues:
Cost of product sales	261,909	359,283	544,537	704,091
Cost of development revenue	6,416	43,517	31,276	44,192

Total cost of revenues	268,325	402,800	575,813	748,283

Gross profit	224,100	288,580	470,997	668,918

Operating expenses:
Research and development	1,083,465	603,990	2,049,586	1,267,963
Sales, marketing and business development	354,258	124,281	641,002	234,333
General and administrative	1,132,616	1,273,263	2,427,941	2,702,438

	2,570,339	2,001,534	5,118,529	4,204,734

Operating loss	(2,346,239)	(1,712,954)	(4,647,532)	(3,535,816)

Other income (expense):
Interest income	36,726	32,943	79,294	45,612
Interest expense	—	(965)	—	(79,084)
Foreign exchange losses	(16,969)	(9,273)	(29,754)	(10,740)
Other, net	(1,247)	(337)	(2,609)	(4,985)

	18,510	22,368	46,931	(49,197)

Net loss	(2,327,729)	(1,690,586)	(4,600,601)	(3,585,013)

Preferred stock dividends	(50,000)	(71,429)	(50,000)	(71,429)

Net loss applicable to common shares	$(2,377,729)	$(1,762,015)	$(4,650,601)	$(3,656,442)

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.11)	$(0.11)

Basic and diluted weighted average common shares outstanding	40,539,760	37,943,664	40,499,032	33,285,470

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,600,601)	$(3,585,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,839	318,259
Noncash interest expense	—	75,388
Stock-based compensation expense	93,644	410,494
Amortization of prepaid license discount	98,125	98,125
Changes in operating assets and liabilities:
Accounts receivable	92,334	260,432
Other receivables	(147,692)	(104,043)
Inventories	14,470	125,186
Prepaid expenses and other assets	(156,186)	(189,747)
Other assets	10,942	(44,400)
Accounts payable	(23,643)	61,865
Accrued expenses and other	(53,056)	(72,773)
Deferred revenue	(271,979)	(364,205)
Due to related parties	—	(143,361)

Net cash used in operating activities	(4,769,803)	(3,153,793)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(76,604)	(105,640)
Purchase of short-term investments	(5,955,789)	(9,961,386)
Proceeds from maturity of short-term investments	12,000,000	—
Additions to patent rights	—	(104,170)

Net cash provided by (used in) investing activities	5,967,607	(10,171,196)

Cash flows from financing activities:
Proceeds from sales of common stock, net	—	13,753,400
Proceeds from exercise of warrants	61,700	847,500
Principal payments on capital lease obligations	—	(25,502)
Payment of preferred stock dividends	(50,000)	(21,429)

Net cash provided by financing activities	11,700	14,553,969

Effect of exchange rate changes on cash and cash equivalents	(21,413)	12,506

Net increase in cash and cash equivalents	1,188,091	1,241,486
Cash and cash equivalents:
Beginning of period	1,652,408	1,928,815

End of period	$2,840,499	$3,170,301

Cash paid during the period for interest	$—	$3,696

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005 and 2004

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Stock Based Compensation

The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, compensation expense has been recognized for restricted stock granted to employees, as discussed in Note 4, but has not been recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. In September 2003 the Company issued stock options to employees at $1.77 per share when the fair value of the stock was $2.20 per share. In the first six months of 2005 and 2004 the Company recognized compensation expense of $82,566 and $85,058, respectively, in connection with the employee stock options granted in September 2003. Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common shares:
As reported	$(2,377,729)	$(1,762,015)	$(4,650,601)	$(3,656,442)
Intrinsic value of stock options granted	41,268	42,193	82,566	85,058
Fair-value method compensation expense	(313,744)	(245,434)	(638,209)	(512,270)

Pro forma	$(2,650,205)	$(1,965,256)	$(5,206,244)	$(4,083,654)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.05)	$(0.11)	$(0.11)
Intrinsic value of stock options granted	—	—	—	—
Fair-value method compensation expense	(0.01)	—	(0.02)	(0.01)

Pro forma	$(0.07)	$(0.05)	$(0.13)	$(0.12)

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
June 30, 2005 and 2004

2.	Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company had working capital of $3,990,562 and $8,489,253 at June 30, 2005 and December 31, 2004, respectively, and has had net losses and negative cash flows from operating activities since inception.

The Company expects to report a net loss for the year ending December 31, 2005, as development and marketing costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors including the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products.

The Company’s cash position is currently sufficient to fund operations only through the end of 2005. The Company does not currently have any bank credit lines. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire and the Company’s ability to execute its business plan and remain a going concern may be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.	Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw material	$20,591	$32,335
Finished goods	57,283	60,009

	$77,874	$92,344

4.	Product Warranty

The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at June 30
2005	$30,000	$5,871	$5,871	$30,000
2004	$50,000	$1,714	$1,714	$50,000

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
June 30, 2005 and 2004

5.	Stockholders’ Equity

Common Stock, Options and Warrants

Warrant exercises during the first six months of 2005 and 2004 resulted in proceeds of $61,700 and $847,500, respectively, and in the issuance of 75,200 and 2,980,500 shares of common stock, respectively.

During the first six months of 2005 the Company granted options to purchase a total of 225,000 shares of its common stock. Members of the Company’s board of directors received options to purchase 120,000 shares of common stock at an exercise price of $1.40 per share; James Hattersley, hired as Vice-President of Corporate Business Development during the first quarter, received options to purchase 65,000 shares of common stock at an exercise price of $1.32 per share; and Jack Stover, Chief Executive Officer of the Company, received options to purchase 40,000 shares of common stock at an exercise price of $1.21 per share. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

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

During the first six months of 2004 the Company recognized expense of $33,500 in connection with the issuance of 30,000 shares of common stock to a consultant as compensation for services.

During the first six months of 2004 the Company issued warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.18 per share as compensation to non-employees for professional services. The Company recognized expense of $254,997 in 2004 in connection with these warrants.

During the first quarter of 2004 the Company granted to members of the Company’s board of directors options to purchase 101,500 shares of its common stock at exercise prices ranging from $1.06 to $1.45.

Preferred Stock Conversions

In June 2005, 30,000 shares of Series D Preferred Stock were converted into 300,000 shares of common stock. Also in June 2005, all 1,500 outstanding shares of Series A Preferred Stock were converted into 1,200,000 shares of common stock.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
June 30, 2005 and 2004

5.	Stockholders’ Equity (Continued)

Stock-Based Compensation to Chief Executive Officer

Jack E. Stover was appointed President and Chief Operating Officer on July 22, 2004, and was appointed Chief Executive Officer on September 1, 2004, upon the resignation of Roger G. Harrison, Ph.D. The terms of the employment agreement with Mr. Stover included the issuance of options to purchase 500,000 shares of common stock at $0.70 per share and an additional issuance of options to purchase 40,000 shares of common stock at $1.21 per share in January of 2005, with all options vesting over four years. The employment agreement also included the issuance of 100,000 shares of common stock, of which 50,000 shares vested immediately and the remaining 50,000 shares will become fully vested on the first anniversary of his employment. The Company recorded compensation expense of $35,000 related to the shares with immediate vesting and deferred compensation expense of $35,000 related to the shares vesting over one year. The amounts recorded were based on the market value of the stock on the measurement date. The deferred compensation expense is being recognized ratably over the one-year vesting period. Compensation expense of $17,500 was recognized in connection with these shares during the six-month period ended June 30, 2005. Mr. Stover can earn up to an additional 459,999 shares of common stock upon the occurrence of various triggering events. The Company will begin recognizing expense in connection with these additional shares when it becomes probable that a triggering event will be reached.

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

Compensation expense was recognized ratably over the three-year vesting period. Compensation expense of $23,688 was recognized in connection with these shares during the six-month period ended June 30, 2004. Dr. Harrison resigned as Chief Executive Officer effective September 1, 2004, and on that date entered into an agreement with the Company under which he has provided consulting services.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
June 30, 2005 and 2004

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common shares	$(2,377,729)	$(1,762,015)	$(4,650,601)	$(3,656,442)
Basic and diluted weighted avg common
shares outstanding	40,539,760	37,943,664	40,499,032	33,285,470

Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.11)	$(0.11)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 20,401,391 and 19,587,700 at June 30, 2005 and 2004, respectively.

The weighted average exercise price of the stock options and warrants outstanding at June 30, 2005 and 2004 was $1.49 and $1.51, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	June 30, 2005	December 31, 2004
Switzerland	$810,079	$1,022,485
United States of America	7,510,927	12,155,118

	$8,321,006	$13,177,603

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
June 30, 2005 and 2004

7.	Industry Segment and Operations by Geographic Areas (Continued)

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States of America	$83,183	$112,747	$188,106	$229,071
Europe	276,116	462,089	654,957	1,033,720
Other	133,126	116,544	203,747	154,410

	$492,425	$691,380	$1,046,810	$1,417,201

The following summarizes significant customers comprising 10% or more of total revenue for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ferring	$239,752	$278,960	$569,803	$671,152
Solvay	31,048	81,486	81,855	163,955
Diabetic Care Center	49,224	42,607	96,508	83,080
JCR Pharmaceuticals	74,984	84,314	90,484	86,189

8.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,327,729)	$(1,690,586)	$(4,600,601)	$(3,585,013)
Change in cumulative translation adjustment	34,835	(10,824)	60,239	3,843

Comprehensive loss	$(2,292,894)	$(1,701,410)	$(4,540,362)	$(3,581,170)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is reporting a net loss of $4,600,601 for the six-month period ended June 30, 2005 and expects to report a net loss for the year ending December 31, 2005, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs, the receipt of revenues from sales of products and the ability to control costs.

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

Three and Six Months Ended June 30, 2005 and 2004

Revenues

Total revenues for the three and six months ended June 30, 2005 were $492,425 and $1,046,810, respectively, compared to revenues for the same prior-year periods of $691,380 and $1,417,201, respectively. The decreases in the second quarter of $198,955, or 29%, and in the first half of $370,391, or 26%, were primarily due to decreases in product sales of $47,928 and $113,121, respectively, development revenue of $34,944 and $62,346, respectively, and licensing fees of $112,382 and $192,158, respectively.

The product sales decrease was primarily due to a decrease in sales of the Medi-Jector Vision™ device and disposable components to the Company’s major European customer who had acquired sufficient disposable products in prior periods. Development revenue decreased for the three months and six months ended June 30, 2005 as compared to the prior-year periods primarily due to development fees related to an agreement that originated and ended in 2004 and changes to the Company’s strategy that reduced the emphasis on licensing early stage technology. Licensing fees decreased mainly due to amortizing remaining deferred revenue over longer periods of time for accounting purposes as a result of increasing the estimated revenue recognition periods of certain existing license agreements.

Cost of Sales

The cost of product sales are related to injection devices and disposable products. Cost of product sales as a percentage of product sales decreased to 68% in the second quarter of 2005 from 83% for the second quarter of 2004, and decreased to 69% for the first six months of 2005 from 78% for the first six months of 2004. The decrease in the second quarter and first half of 2005 cost of sales percentage was mainly due to a decrease in cost of most products resulting from a reduction in allocable overhead expenses, primarily tool based depreciation and other manufacturing efficiencies. In addition, the first six months of 2004 included a write-down for excess inventory related to disposable components used with older injector device models.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain research and development expenses. Cost of development revenue as a percentage of development revenue was 18% and 38%, respectively, for the three and six-month periods ended June 30, 2005, and for the same periods of the prior year were 62% and 30%, respectively. The decrease in the second quarter of 2005 as compared to 2004 was primarily due to a year-to-date expense allocation made in the second quarter of 2004 that included expenses related to both the first and second quarters of 2004. The cost of development revenue as a percentage of development revenue for the 2005 six-month period was significantly impacted by a one-time development arrangement that generated approximately $18,000 of revenue at a very small gross margin.

Research and Development

Research and development expenses totaled $1,083,465 and $2,049,586 in the three and six-month periods ended June 30, 2005, respectively, compared to $603,990 and $1,267,963 in the same prior-year periods. The increases in the second quarter and first half of 2005 compared to the same periods of 2004 were primarily due to development projects related to transdermal gels and oral fast melt tablet products and consisted mainly of increases in external costs for studies and analysis work around platform validation and proof-of-concept work.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $354,258 and $641,002 in the three and six-month periods ended June 30, 2005, respectively, compared to $124,281 and $234,333 in the same prior-year periods. The increases in the current year three and six-month periods as compared to the prior-year periods of $229,977, or 185%, and $406,669, or 174%, respectively, are primarily due to increases in payroll and travel expenses resulting from the hiring of a vice president of corporate business development during the first six months of 2005 and the utilization of consultants for various business development projects and marketing related clinical studies.

General and Administrative

General and administrative expenses totaled $1,132,616 and $2,427,941 in the three and six-month periods ended June 30, 2005, respectively, compared to $1,273,263 and $2,702,438 in the same periods of the prior year. The decrease of $140,647, or 11%, in the second quarter of 2005 and the decrease of $274,497, or 10%, in the first six months of 2005 as compared to the same periods in 2004 were due primarily to decreases in professional services and legal fees, partially offset by increases in directors’ costs.

Other Income (Expense)

Net other income (expense) decreased to $18,510 of income in the second quarter of 2005 from income of $22,368 in the second quarter of 2004, and changed to income of $46,931 for the first six months of 2005 from $(49,197) of expense in 2004. The decrease in the second quarter is primarily due to the foreign exchange losses in 2005 of $(16,969) compared to $(9,273) in 2004, partially offset by interest income that increased by $3,783 to $36,726 in 2005 from $32,943 in 2004. In the first half of 2005 compared to 2004 foreign exchange losses increased to $(29,754) from $(10,740), interest income increased by $33,682 to $79,294 from $45,612, and interest expense decreased to zero from $(79,084). The foreign exchange losses increased mainly as a result of the strengthening U.S. dollar against the Swiss Franc and Euro. The interest income increases were due primarily to higher interest rates in 2005 than in 2004. The interest expense decrease in the six-month period was mainly due to expense of $75,388 recognized in 2004 in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price.

Net Loss Per Common Share

The net loss per common share for the three and six-month periods ended June 30, 2005 of $0.06 and $0.11, respectively, were basically unchanged from the net loss per common share of $0.05 and $0.11, respectively, for the same prior-year periods. The larger losses in each of the 2005 periods were spread across a slightly higher number of weighted average shares outstanding, resulting in a $0.01 increase in the net loss per share for the quarter and no change for the six-month period. The increase in weighted average shares outstanding was mainly due to the private placement that occurred in the first quarter of 2004.

Liquidity and Capital Resources

The Company has not historically, and does not currently, generate enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first half of 2004. The Company received net proceeds of $13,753,400 in three private placements of its common stock in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. During the first six months of 2004 the Company also received proceeds of $847,500 in connection with the exercise of warrants for 2,980,500 shares of common stock. During the first six months of 2005 the Company received proceeds of $61,700 in connection with the exercise of warrants for 75,200 shares of common stock.

Total cash and cash equivalents and short-term investments at June 30, 2005 were $4,838,212 compared to $9,624,033 at December 31, 2004. This decrease resulted primarily from funding operating activities in the first half of 2005. If the net cash burn continues at this rate, the Company’s cash and investment reserves will be sufficient to fund operations only through the end of 2005.

The Company does not currently have any bank credit lines. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire and the Company’s ability to execute its business plan and remain a going concern may be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

      Operating Activities

Net cash used in operating activities increased to $4,769,803 for the first six months of 2005 from $3,153,793 for the first six months of 2004, a change of $1,616,010. This increase in cash used was due to an increase in net loss net of noncash expenses of $1,552,246 in 2005 compared to 2004 and an increase in cash used for operating assets and liabilities of $63,764 in 2005 compared to 2004.

Noncash expenses decreased by $536,658 to $365,608 in the first six months of 2005 compared to $902,266 in the first six months of 2004. The decrease was due to decreases in depreciation and amortization of $144,420, noncash interest expense of $75,388 and stock-based compensation expense of $316,850.

In the first half of 2005 the cash used to acquire assets and reduce liabilities exceeded the cash provided by the sale or collection of assets and increases in liabilities by $534,810. This net use of cash was comprised mainly of increases in other receivables and prepaid expenses of $147,692 and $156,186, respectively, and a decrease in deferred revenue of $271,979, partially offset by a decrease in accounts receivable of $92,334. The decrease in deferred revenue is due to amortization of previously deferred amounts that exceeded new amounts received and deferred under license or development agreements. The decrease in accounts receivable resulted primarily from the timing of collections versus billings. In the first half of 2004 the cash used to acquire assets and reduce liabilities exceeded the cash provided by the sale or collection of assets and increases in liabilities by $471,046. The main reasons for this were increases in other receivables and prepaid expenses of $104,043 and $189,747, respectively, and decreases in accrued expenses, deferred revenue, due to related parties and other assets of $72,773, $364,205, $143,361 and $44,400, respectively, partially offset by decreases in accounts receivable and inventory of $260,432 and $125,186, respectively, and an increase in accounts payable of $61,865. The decrease in deferred revenue of $364,205 is due to amortization of previously deferred amounts that exceeded new amounts received and deferred under license or development agreements. The decrease in amounts due to related parties was mainly the result of the payment of amounts due to a consulting company owned by the Company’s largest stockholder for services rendered in 2003. The decrease in accounts receivable resulted primarily from the timing of collections versus billings. The decrease in inventory is mainly the result of the timing of purchases of finished goods from the third-party supplier versus shipments to customers. At the end of 2003 the Company had a large amount of finished goods in inventory that was shipped to a customer in early January 2004, while the same level of finished goods inventory did not exist at June 30, 2004.

      Investing Activities

In the first six months of 2005 investing activities resulted in an increase in cash and cash equivalents of $5,967,607. This increase was due to proceeds from the maturity of short-term investments of $12,000,000, partially offset by purchases of short-term investments of $5,955,789 and purchases of equipment, furniture and fixtures of $76,604. Investing activities in the first six months of 2004 resulted in a decrease in cash and cash equivalents of $10,171,196. This was due to the purchase of short-term debt securities in the amount of $9,961,386 after receiving proceeds from the private placement of common stock in the first quarter, along with purchases of equipment, furniture and fixtures that totaled $105,640 and expenditures for patent acquisition and development of $104,170.

      Financing Activities

Net cash provided by financing activities decreased to $11,700 in the first six months of 2005 from $14,553,969 in the first six months of 2004. In 2005 proceeds of $61,700 from the exercise of warrants was partially offset by a $50,000 preferred stock dividend payment. The cash provided in 2004 was due primarily to net proceeds of $13,753,400 related to private placements of common stock in the first quarter of 2004. Cash was also generated in the first half of 2004 from proceeds from exercise of warrants of $847,500 and was reduced by principal payments on capital lease obligations of $25,502 and payment of preferred stock dividends of $21,429.

On June 30, 2005 all 1,500 shares of Series A Convertible Preferred Stock were converted into 1,200,000 shares of common stock at a conversion price of $1.25 per share. The preferred stock dividends paid in 2005 and 2004 were related to these preferred shares.

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

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and six-month periods ended June 30, 2005 and 2004 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk.

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

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On April 28, 2005, the Company held an annual meeting of its shareholders. The following items were voted on at the meeting:

•	Dr. Paul Wotton was elected to the Company’s board of directors to serve until the 2008 annual meeting. There were 32,579,178 votes in favor of the proposal, zero votes against the proposal, 60,010 abstentions and zero broker non-votes.
•	The shareholders approved the change in the state of incorporation from the State of Minnesota to the State of Delaware. There were 14,304,753 votes for the proposal, 301,937 votes against the proposal, 36,140 abstentions and 17,996,358 broker non-votes.
•	The shareholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. There were 32,047,863 votes for the proposal, 248,985 votes against the proposal, 342,340 abstentions and zero broker non-votes.
•	The shareholders approved the proposal to transact other business that may properly come before the meeting. There were 32,258,356 votes for the proposal, 335,856 votes against the proposal, 44,976 abstentions and zero broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
10.69	Development Supply Agreement*
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.0	Section 906 CEO and CFO Certification

*	The redacted portions of Exhibit 10.69 have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment dated August 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

ANTARES PHARMA, INC.
August 15, 2005	/s/ Jack E. Stover Jack E. Stover. President and Chief Executive Officer
August 15, 2005	/s/ Lawrence M. Christian Lawrence M. Christian Vice President - Finance, Secretary and Chief Financial Officer