Form 10-K/A
period 2004-12-31
ANTARES PHARMA  INC
filed 2005-08-24
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Explanatory Note

This Annual Report on Form 10-K/A is being filed principally to include in Exhibits 31.1 and 31.2 language which was previously inadvertently omitted therefrom.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Exton, State of Pennsylvania, on August 24, 2005.

ANTARES PHARMA, INC. /s/Jack E. Stover ————————————————————————————— Jack E. Stover President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on August 24, 2005.

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

Under the date of March 16, 2005, we reported on the consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, as included in Antares Pharma, Inc.‘s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of Antares Pharma, Inc.‘s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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