Form 10-Q/A
period 2005-03-31
ANTARES PHARMA  INC
filed 2005-08-24
CIK 1016169

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

ANTARES PHARMA, INC.

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed principally to include in Exhibits 31.1 and 31.2 language which was previously inadvertently omitted therefrom.

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

August 24, 2005 August 24, 2005	ANTARES PHARMA, INC.

/s/ Jack E. Stover
——————————————————
Jack E. Stover
President and Chief Executive Officer

/s/ Lawrence M. Christian
——————————————————
Lawrence M. Christian
Vice President - Finance, Secretary and
Chief Financial Officer