Form 10-Q
period 2005-09-30
ANTARES PHARMA  INC
filed 2005-11-14
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes          No     X

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 10, 2005, was 42,379,486.

_________________

ANTARES PHARMA, INC.

INDEX

PAGE
PART I. ITEM 1 ITEM 2 ITEM 3 ITEM 4 PART II.	FINANCIAL INFORMATION

         Financial Statements (Unaudited)

         Consolidated Balance Sheets, as of September 30, 2005 and December 31, 2004

         Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

         Notes to Consolidated Financial Statements

         Management's Discussion and Analysis of Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosures About Market Risk

         Controls and Procedures

         OTHER INFORMATION

SIGNATURES	3 4 5 6 12 17 17 19 20

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$3,264,559	$1,652,408
Short-term investments	—	7,971,625
Accounts receivable, net of allowances of $21,000 and $22,500, respectively	209,955	277,606
Other receivables	75,137	64,359
Inventories	50,309	92,344
Prepaid expenses and other assets	288,962	81,009

Total current assets	3,888,922	10,139,351

Equipment, furniture and fixtures, net	496,319	611,920
Patent rights, net	819,430	947,459
Goodwill	1,095,355	1,095,355
Other assets	361,327	383,518

Total Assets	$6,661,353	$13,177,603

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$563,549	$476,509
Accrued expenses and other liabilities	524,103	626,583
Deferred revenue	718,197	547,006

Total current liabilities	1,805,849	1,650,098

Deferred revenue - long term	2,884,701	3,338,666

Total liabilities	4,690,550	4,988,764

Stockholders' Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares;
1,500 issued and outstanding at December 31, 2004	—	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares;
63,588 issued and outstanding at December 31, 2004	—	636
Common Stock: $0.01 par; authorized 100,000,000 shares; 42,379,486 and 40,418,406 issued and outstanding at September 30, 2005 and
December 31, 2004, respectively	423,795	404,184
Additional paid-in capital	94,398,610	94,479,402
Prepaid license discount	(2,551,240)	(2,698,427)
Accumulated deficit	(89,202,381)	(82,575,151)
Deferred compensation	(502,166)	(759,342)
Accumulated other comprehensive loss	(595,815)	(662,478)

	1,970,803	8,188,839

Total Liabilities and Stockholders' Equity	$6,661,353	$13,177,603

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$358,001	$417,846	$1,151,236	$1,324,202
Development revenue	13,490	35,706	96,106	180,668
Licensing fees	66,275	135,307	203,282	464,472
Royalties	6,212	24,316	40,164	61,034

Total revenues	443,978	613,175	1,490,788	2,030,376

Cost of revenues:
Cost of product sales	265,289	255,939	809,826	960,030
Cost of development revenue	34,593	9,734	65,869	53,926

Total cost of revenues	299,882	265,673	875,695	1,013,956

Gross profit	144,096	347,502	615,093	1,016,420

Operating expenses:
Research and development	922,178	879,297	2,971,764	2,147,260
Sales, marketing and business development	262,201	216,469	903,203	450,802
General and administrative	950,478	1,477,672	3,378,419	4,180,110

	2,134,857	2,573,438	7,253,386	6,778,172

Operating loss	(1,990,761)	(2,225,936)	(6,638,293)	(5,761,752)

Other income (expense):
Interest income	28,783	34,739	108,077	80,351
Interest expense	—	(21,875)	—	(100,959)
Foreign exchange losses	(6,250)	(2,727)	(36,004)	(13,467)
Other, net	(8,401)	(3,386)	(11,010)	(8,371)

	14,132	6,751	61,063	(42,446)

Net loss	(1,976,629)	(2,219,185)	(6,577,230)	(5,804,198)
Preferred stock dividends	—	—	(50,000)	(71,429)

Net loss applicable to common shares	$(1,976,629)	$(2,219,185)	$(6,627,230)	$(5,875,627)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.16)	$(0.17)

Basic and diluted weighted average common
shares outstanding	42,171,329	38,825,537	41,062,589	35,145,638

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,577,230)	$(5,804,198)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	246,930	451,239
Noncash interest expense	—	75,388
Stock-based compensation expense	133,648	599,727
Amortization of prepaid license discount	147,186	147,186
Changes in operating assets and liabilities:
Accounts receivable	66,345	317,901
Other receivables	9,567	(116,460)
Inventories	42,035	66,370
Prepaid expenses and other assets	(212,212)	(112,985)
Other assets	6,397	(206,973)
Accounts payable	115,686	288,657
Accrued expenses and other	(84,117)	(205,027)
Deferred revenue	(147,621)	(526,792)
Due to related parties	—	(141,765)

Net cash used in operating activities	(6,253,386)	(5,167,732)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(66,514)	(123,981)
Purchase of short-term investments	(5,955,789)	(15,919,190)
Proceeds from maturity of short-term investments	13,897,477	6,000,000
Additions to patent rights	—	(133,638)

Net cash provided by (used in) investing activities	7,875,174	(10,176,809)

Cash flows from financing activities:
Proceeds from sales of common stock, net	—	13,753,400
Proceeds from exercise of warrants	61,700	847,500
Principal payments on capital lease obligations	—	(32,217)
Payment of preferred stock dividends	(50,000)	(21,429)

Net cash provided by financing activities	11,700	14,547,254

Effect of exchange rate changes on cash and cash equivalents	(21,337)	3,874

Net increase (decrease) in cash and cash equivalents	1,612,151	(793,413)
Cash and cash equivalents:
Beginning of period	1,652,408	1,928,815

End of period	$3,264,559	$1,135,402

Cash paid during the period for interest	$—	$25,571

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005 and 2004

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Stock Based Compensation

The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, compensation expense has been recognized for restricted stock granted to employees, as discussed in Note 4, but has not been recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. In September 2003 the Company issued stock options to employees at $1.77 per share when the fair value of the stock was $2.20 per share. In the first nine months of 2005 and 2004 the Company recognized compensation expense of $117,820 and $127,700, respectively, in connection with the employee stock options granted in September 2003. Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net loss applicable to common shares:
As reported	$(1,976,629)	$(2,219,185)	$(6,627,230)	$(5,875,627)
Stock based employee compensation expense
recognized	38,171	100,275	138,237	222,521
Fair-value method compensation expense	(286,587)	(321,783)	(942,296)	(871,241)

Pro forma	$(2,225,045)	$(2,440,693)	$(7,431,289)	$(6,524,347)

Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.06)	$(0.16)	$(0.17)
Stock based employee compensation expense
recognized	—	—	—	—
Fair-value method compensation expense	—	—	(0.02)	(0.02)

Pro forma	$(0.05)	$(0.06)	$(0.18)	$(0.19)

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2005 and 2004

2.	Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. The Company had working capital of $2,083,073 and $8,489,253 at September 30, 2005 and December 31, 2004, respectively, and has had net losses and negative cash flows from operating activities since inception.

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

Based on the current level of activity, the Company's cash position is sufficient to fund operations only into the first quarter of 2006. However, as discussed in Note 9, on October 19, 2005, the Company's largest shareholder and Chairman of the Board, Dr. Jacques Gonella, provided a line of credit of up to $4,000,000, of which $2,000,000 is available to support general working capital needs of the Company.

The Company does not currently have any bank credit lines. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire and the Company's ability to execute its business plan and remain a going concern may be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.	Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw material	$27,255	$32,335
Finished goods	23,054	60,009

	$50,309	$92,344

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2005 and 2004

4.	Product Warranty

The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Warranty Provisions (Reductions)	Warranty Claims	Balance at September 30
2005	$30,000	$6,560	$(6,560)	$30,000
2004	$50,000	$(13,643)	$(6,357)	$30,000

5.	Stockholders’ Equity

Common Stock, Options and Warrants

Warrant exercises during the first nine months of 2005 and 2004 resulted in proceeds of $61,700 and $847,500, respectively, and in the issuance of 75,200 and 2,980,500 shares of common stock, respectively.

During the first nine months of 2005 the Company granted options to purchase a total of 225,000 shares of its common stock. Members of the Company’s board of directors received options to purchase 120,000 shares of common stock at an exercise price of $1.40 per share; James Hattersley, hired as Vice-President of Corporate Business Development during the first quarter, received options to purchase 65,000 shares of common stock at an exercise price of $1.32 per share; and Jack Stover, Chief Executive Officer of the Company, received options to purchase 40,000 shares of common stock at an exercise price of $1.21 per share. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

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

During the first nine months of 2004 the Company issued options and/or warrants to purchase 558,250 shares of the Company’s common stock at a weighted average exercise price of $1.14 per share as compensation to directors and non-employees. The Company recognized expense of $329,205 during the first nine months of 2004 in connection with the options and warrants issued to non-employees.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2005 and 2004

5.	Stockholders’ Equity (Continued)

During the first nine months of 2005 and 2004 the Company recognized expense of $1,833 and $78,600 in connection with the issuance of 50,000 and 80,000 shares of common stock, respectively, to directors and consultants as compensation for services.

Preferred Stock Conversions

In June and September of 2005, 30,000 and 33,588 shares of Series D Preferred Stock, respectively, were converted into 300,000 and 335,880 shares of common stock. Also in June 2005, all 1,500 previously outstanding shares of Series A Preferred Stock were converted into 1,200,000 shares of common stock.

Stock-Based Compensation to Chief Executive Officer

Jack E. Stover was appointed President and Chief Operating Officer on July 22, 2004, and was appointed Chief Executive Officer on September 1, 2004, upon the resignation of Roger G. Harrison, Ph.D. The terms of the employment agreement with Mr. Stover included the issuance of options to purchase 500,000 shares of common stock at $0.70 per share and an additional issuance of options to purchase 40,000 shares of common stock at $1.21 per share in January of 2005, with all options vesting over four years. The employment agreement also included the issuance of 100,000 shares of common stock, of which 50,000 shares vested immediately and the remaining 50,000 shares became fully vested on the first anniversary of his employment. The Company recorded compensation expense of $35,000 related to the shares with immediate vesting and deferred compensation expense of $35,000 related to the shares vesting over one year. The amounts recorded were based on the market value of the stock on the measurement date. The deferred compensation expense was recognized ratably over the one-year vesting period. Compensation expense of $20,417 and $5,833 was recognized in connection with these shares during the nine-month periods ended September 30, 2005 and 2004, respectively. Mr. Stover can earn up to an additional 459,999 shares of common stock upon the occurrence of various triggering events. The Company will begin recognizing expense in connection with these additional shares when it becomes probable that a triggering event will be reached.

Under the terms of the employment agreement with the former CEO, compensation expense of $23,688 was recognized during the nine-month period ended September 30, 2004 in connection with 88,000 restricted shares of common stock previously issued.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2005 and 2004

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common shares	$(1,976,629)	$(2,219,185)	$(6,627,230)	$(5,875,627)
Basic and diluted weighted avg
common shares outstanding	42,171,329	38,825,537	41,062,589	35,145,638

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.16)	$(0.17)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 20,374,891 and 20,108,950 at September 30, 2005 and 2004, respectively.

The weighted average exercise price of the stock options and warrants outstanding at September 30, 2005 and 2004 was $1.48 and $1.47, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	September 30, 2005	December 31, 2004
United States of America	$5,508,040	$12,155,118
Switzerland	1,153,313	1,022,485

	$6,661,353	$13,177,603

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
September 30, 2005 and 2004

7.	Industry Segment and Operations by Geographic Areas (Continued)

Revenues by customer location are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Europe	$207,165	$419,172	$862,121	$1,452,892
United States of America	88,103	134,352	276,209	363,423
Other	148,710	59,651	352,458	214,061

	$443,978	$613,175	$1,490,788	$2,030,376

The following summarizes significant customers comprising 10% or more of total revenue for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ferring	$173,637	$322,810	$743,441	$993,962
JCR Pharmaceuticals	98,763	10,452	189,247	96,641
Biosante	36,720	87,762	117,486	218,742
Solvay	29,861	82,337	111,715	246,293

8.	Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,976,629)	$(2,219,185)	$(6,577,230)	$(5,804,198)
Change in cumulative translation adjustment	6,424	(5,508)	66,663	(1,665)

Comprehensive loss	$(1,970,205)	$(2,224,693)	$(6,510,567)	$(5,805,863)

9.	Subsequent Event with Related Party

On October 19, 2005, the Company’s largest stockholder and Chairman of the Board, Dr. Jacques Gonella, provided a line of credit of up to $4,000,000, of which $2,000,000 is available to support general working capital needs of the Company. Borrowings under the line of credit will be at prime plus 2%. Principal and interest are convertible into shares of the Company’s common stock at the lesser of $1.26 per share or the per share price at which common shares are issued or the exercise or conversion price of securities issued during the term of the agreement. Borrowings will generally be secured by a security interest in license, milestone payments, and royalties to the Company from licensing of its ATD gel products and/or technology. As additional consideration for this line of credit, the Company agreed to issue to Dr. Gonella common stock warrants that will be issued at rates ranging from 18% to 32% of each borrowing. A total of 1,000,000 warrants will be issued if the Company borrows the entire $4,000,000.

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

The Company is reporting a net loss of $6,577,230 for the nine-month period ended September 30, 2005 and expects to report a net loss for the year ending December 31, 2005, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs, the receipt of revenues from sales of products and the ability to control costs.

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

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Total revenues for the three and nine months ended September 30, 2005 were $443,978 and $1,490,788, respectively, compared to revenues for the same prior-year periods of $613,175 and $2,030,376, respectively. The decreases in the third quarter of $169,197, or 28%, and in the first nine months of $539,588, or 27%, were primarily due to decreases in product sales of $59,845 and $172,966, respectively, development revenue of $22,216 and $84,562, respectively, and licensing fees of $69,032 and $261,190, respectively.

The product sales decrease was primarily due to a decrease in sales of the Medi-Jector Vision™ device and disposable components to the Company’s major European customer. Development revenue decreased for the three months and nine months ended September 30, 2005 as compared to the prior-year periods primarily due to development fees related to an agreement that originated and ended in 2004 and changes to the Company’s strategy that reduced the emphasis on licensing early stage technology. Licensing fees decreased mainly due to amortizing remaining deferred revenue over longer periods of time for accounting purposes as a result of increasing the estimated revenue recognition periods of certain existing license agreements.

Cost of Sales

The cost of product sales are related to injection devices and disposable products. Cost of product sales as a percentage of product sales increased to 74% in the third quarter of 2005 from 61% for the third quarter of 2004, mainly due to favorable inventory and warranty reserve adjustments in the prior year and differences in overhead absorption rates which can occur as a result of fluctuations in production volumes between quarters during the year. Cost of product sales as a percentage of product sales changed only slightly in the first nine months of 2005 compared to the same period of 2004, decreasing 2% to 70% for the 2005 period from 72% in 2004.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed thru to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 69% and 30% for the nine-month periods ended September 30, 2005 and 2004, respectively, and for the third quarter of 2004 was 27%. In the third quarter of 2005 the cost of development revenue exceeded development revenue due to one development project for which external costs exceeded revenue recognized in the quarter, although total costs for this project, over several quarters, has not exceeded revenue.

Research and Development

Research and development expenses totaled $922,178 and $2,971,764 in the three and nine-month periods ended September 30, 2005, respectively, compared to $879,297 and $2,147,260 in the same prior-year periods. The increases in the third quarter and first nine months of 2005 compared to the same periods of 2004 were primarily due to development projects related to transdermal gels and oral fast melt tablet products and consisted mainly of increases in external costs for studies and analysis work around platform validation and proof-of-concept work.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $262,201 and $903,203 in the three and nine-month periods ended September 30, 2005, respectively, compared to $216,469 and $450,802 in the same prior-year periods. The increase in the current year three-month period is mainly due to increases in business development activities, as sales and marketing activities decreased compared to the prior year due to reductions in advertising and promotional activities related to the MJ7 insulin market. The increase in the nine-month period was due to increases in clinical studies related to sales and marketing activities, payroll, travel and professional services. The increases in payroll and travel expenses resulted primarily from the addition of a vice president of corporate business development in February of 2005. The professional services increase was mainly due to the utilization of consultants for various sales and marketing and business development projects.

General and Administrative

General and administrative expenses totaled $950,478 and $3,378,419 in the three and nine-month periods ended September 30, 2005, respectively, compared to $1,477,672 and $4,180,110 in the same periods of the prior year. The decrease of $527,194, or 36%, in the third quarter of 2005 and the decrease of $801,691, or 19%, in the first nine months of 2005 as compared to the same periods in 2004 were due primarily to decreases in professional services and investor relations costs.

Other Income (Expense)

Net other income (expense) increased to $14,132 of income in the third quarter of 2005 from income of $6,751 in the third quarter of 2004, and changed to income of $61,063 for the first nine months of 2005 from $(42,446) of expense in 2004. The increase in the third quarter is primarily due to a reduction in interest expense from $(21,875) in 2004 to none in 2005, partially offset by a decrease in interest income of $5,956 in 2005 compared to 2004, and increases in the foreign exchange losses and other expenses of $(3,523) and $(5,015), respectively. In the first nine months of 2005 compared to 2004 foreign exchange losses increased to $(36,004) from $(13,467), interest income increased by $27,726 to $108,077 from $80,351, and interest expense decreased to zero from $(100,959). The foreign exchange losses increased mainly as a result of the strengthening U.S. dollar against the Swiss Franc and Euro. The interest income decrease in the third quarter of 2005 compared to 2004 was due to a reduction in funds available for investment and the increase in the nine month period was due primarily to higher interest rates in 2005 than in 2004. The interest expense decrease in the nine-month period was mainly due to expense of

$75,388 recognized in 2004 in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price.

Net Loss Per Common Share

The net loss per common share for the three and nine-month periods ended September 30, 2005 of $0.05 and $0.16, respectively, were basically unchanged from the net loss per common share of $0.06 and $0.17, respectively, for the same prior-year periods. The slightly smaller loss in the third quarter of 2005 compared to 2004 resulted in a $0.01 decrease in the net loss per share. The larger loss in the 2005 nine-month period compared to the same period of 2004 was spread across a slightly higher number of weighted average shares outstanding, resulting in a $0.01 decrease in the net loss per share for the period. The increase in weighted average shares outstanding was mainly due to the private placement that occurred in the first quarter of 2004.

Liquidity and Capital Resources

The Company has not historically, and does not currently, generate enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first half of 2004. The Company received net proceeds of $13,753,400 in three private placements of its common stock in which a total of 15,120,000 shares of common stock were sold at a price of $1.00 per share. During the first nine months of 2004 the Company also received proceeds of $847,500 in connection with the exercise of warrants for 2,980,500 shares of common stock. During the first nine months of 2005 the Company received proceeds of $61,700 in connection with the exercise of warrants for 75,200 shares of common stock.

Total cash and cash equivalents and short-term investments at September 30, 2005 were $3,264,559 compared to $9,624,033 at December 31, 2004. This decrease resulted primarily from funding operating activities in the first nine months of 2005. If the net cash burn continues at this rate, the Company’s cash and investment reserves will be sufficient to fund operations only into the first quarter of 2006.

On October 19, 2005, the Company’s largest stockholder and Chairman of the Board, Dr. Jacques Gonella, provided a line of credit of up to $4,000,000, of which $2,000,000 is available to support general working capital needs of the Company. Borrowings under the line of credit will be at prime plus 2%. Principal and interest are convertible into shares of the Company’s common stock at the lesser of $1.26 per share or the per share price at which common shares are issued or the exercise or conversion price of securities issued during the term of the agreement. Borrowings will generally be secured by a security interest in license, milestone payments, and royalties to the Company from licensing of its ATD gel products and/or technology. As additional consideration for this line of credit, the Company agreed to issue to Dr. Gonella common stock warrants that will be issued at rates ranging from 18% to 32% of each borrowing. A total of 1,000,000 warrants will be issued if the Company borrows the entire $4,000,000.

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

Cash Flows

      Operating Activities

Net cash used in operating activities increased to $6,253,386 for the first nine months of 2005 from $5,167,732 for the first nine months of 2004, a change of $1,085,654. This increase in cash used was due to an increase in net loss net of noncash expenses of $1,518,808 in 2005 compared to 2004 and a decrease in cash used for operating assets and liabilities of $433,154 in 2005 compared to 2004.

Noncash expenses decreased by $745,776 to $527,764 in the first nine months of 2005 compared to $1,273,540 in the first nine months of 2004. The decrease was due to decreases in depreciation and amortization of $204,309, noncash interest expense of $75,388 and stock-based compensation expense of $466,079.

In the first nine months of 2005 operating assets increased by $87,868 and operating liabilities decreased by $116,052, resulting in a total reduction in cash of $203,920. The operating asset increase was primarily related to prepaid expenses, while the decrease in operating liabilities was mainly related to deferred revenue and accrued expenses. The changes in prepaid expenses and accrued expenses were mainly the result of ordinary business activities, and the deferred revenue decrease was due to amortization of previously deferred amounts that exceeded new amounts received and deferred under license or development agreements.

In the first nine months of 2004 the cash used to acquire assets and reduce liabilities exceeded the cash provided by the sale or collection of assets and increases in liabilities by $637,074. The most significant reason for the decrease in cash was the decrease in deferred revenue of $526,792, which was due to amortization of previously deferred amounts that exceeded new amounts received and deferred under license or development agreements. Also, cash was used for the payment of $141,765 in amounts due to a consulting company owned by the Company’s largest stockholder for services rendered in 2003. These reductions in cash along with others from changes in operating assets and liabilities were partially offset by a cash increase from the reduction in accounts receivable of $317,901. Accounts receivable was higher at the end of 2003 than at the end of the third quarter of 2004 mainly because of an active development agreement in place at the end of 2003, and because of the timing of product shipments, billings and collections.

      Investing Activities

In the first nine months of 2005 investing activities resulted in an increase in cash and cash equivalents of $7,875,174. This increase was due to proceeds from the maturity of short-term investments of $13,897,477, partially offset by purchases of short-term investments of $5,955,789 and purchases of equipment, furniture and fixtures of $66,514. Investing activities in the first nine months of 2004 resulted in a decrease in cash and cash equivalents of $10,176,809. This was due to purchases of equipment, furniture and fixtures that totaled $123,981, expenditures for patent acquisition and development of $133,638, and purchases of short-term investments in the amount of $15,919,190, partially offset by proceeds from the maturity of short-term investments of $6,000,000.

      Financing Activities

Net cash provided by financing activities decreased to $11,700 in the first nine months of 2005 from $14,547,254 in the first nine months of 2004. In 2005 proceeds of $61,700 from the exercise of warrants was partially offset by a $50,000 preferred stock dividend payment. The cash provided in 2004 was due primarily to net proceeds of $13,753,400 related to private placements of common stock in the first quarter of 2004. Cash was also generated in the first half of 2004 from proceeds from exercise of warrants of $847,500 and was reduced by principal payments on capital lease obligations of $32,217 and payment of preferred stock dividends of $21,429.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and nine-month periods ended September 30, 2005 and 2004 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk.

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

On September 13, 2005, the Company issued 50,000 shares of its common stock to Dawson James Securities, Inc. or its agents. The shares were issued as compensation pursuant to an agreement under which Dawson James Securities, Inc. will perform certain services for the Company. In so much as Dawson James Securities, Inc. and its agents were sophisticated investors, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provision of the Securities Act of 1933 under Section 4(2) of the Act.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.0	Section 906 CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

ANTARES PHARMA, INC.
November 14, 2005	/s/ Jack E. Stover Jack E. Stover. President and Chief Executive Officer
November 14, 2005	/s/ Lawrence M. Christian Lawrence M. Christian Vice President - Finance, Secretary and Chief Financial Officer