Form 10-K
period 2005-12-31
ANTARES PHARMA INC
filed 2006-03-20
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission file number 1-32302

ANTARES PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1350192
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

707 Eagleview Boulevard, Suite 414, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 458-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: Common Stock, $.01 Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2005, was approximately $34,759,357 (based upon the last reported sale price of $1.08 per share on June 30, 2005, on The American Stock Exchange).

There were 52,707,640 shares of common stock outstanding as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.	BUSINESS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. You should keep in mind that forward-looking statements made by us in this report speaks only as of the date of this report. Actual results could differ materially from those currently anticipated as a result of a number of risk factors, including, but not limited to, the risks and uncertainties discussed under the caption “Risk Factors.” New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to update or revise the forward-looking statements in this report after the date of this report. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement in this report or elsewhere might not occur.

Overview

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialized pharma product development and pipeline company with patented drug delivery platforms including Advanced Transdermal Delivery (ATD™) gels, fast-melt oral (Easy Tec™) tablets, disposable mini-needle injection systems (Vibex™), and reusable needle-free injection systems (VISION® AND Valeo™). Antares’ lead ATD™ gel product is Anturol™ oxybutynin for the treatment of overactive bladder (OAB). These platforms and products are summarized and briefly described below:

Delivery Platforms

Transdermal Drug Delivery Platforms	Advanced Transdermal (ATD™) Gel	Systematic or Topical
Fast-Melt Oral Disintegrating Tablets Platform	Easy Tec™
Injection Device Platforms	Needle-Free Reusable Injectors (MJ Platform) Medi-Jector VISION® and Valeo™
Mini-Needle Disposable Injectors (AJ Platform) Vibex™
Vaccine Intradermal Injectors

Product Candidates

Transdermal Delivery Gels

Fast-Melt Oral Dissolve Disintegrating Tablets (EasyTec™)

Injection Devices

Transdermal Drug Delivery Platform

Antares’ transdermal drug delivery platform is dedicated to developing gels that offer a cosmetically superior option to patches, while delivering medication efficiently with less potential for skin irritation and minimizing the gastrointestinal impact, as well as, the initial liver metabolism effect of some orally ingested drugs. The Company’s gels are hydro-alcoholic and contain a combination of permeation enhancers to promote rapid drug absorption through the skin following application typically to the arms, shoulders, or abdomen. The Company’s transdermal gel systems provide the options for delivering both systemically (penetrating into and through the subcutaneous tissues and then into the circulatory system) as well as locally (e.g. topically for skin and soft tissue injury, infection and local inflammation). Typically, the gel is administered daily, and is effective on a sustained release basis over approximately a 24-hour period of time. The Company’s gel systems are known as our Advanced Transdermal Delivery (“ATD™”) gels.

Fast-Melt Oral Disintegrating Tablets

Our Easy Tec™ fast-melt oral disintegrating tablets are designed to help patients who experience difficulty swallowing pills, tablets or capsules, while providing the same effectiveness as conventional oral dosage forms. Our tablet features a “disintegrant addition” that facilitates the disintegration of the oral drug to promote quick and easy administration in saliva without water. This could play an important role in Antares’ ability to target the pediatric market segment as well as the rapidly expanding geriatric market. Easy Tec™ tablets can be manufactured without specialized equipment and because the tablets are not effervescent (highly moisture sensitive), we believe it represents several significant processing and packaging advantages over conventional competitors. Our Easy Tec™ tablets may also be of interest to pharmaceutical firms seeking line extensions in the marketplace and could represent a step in Antares’ evolution as a specialty pharmaceutical company with its own products.

Injection Device Platforms

Antares’ injection device platform features three distinct products: reusable needle-free injectors, disposable mini-needle injectors, and its vaccine intradermal injectors. Each product is briefly described below:

•	Reusable needle-free injectors deliver precise medication doses through high-speed, pressurized liquid penetration of the skin without a needle. These reusable, variable-dose devices are engineered to last for a minimum of two years and are designed for easy use, facilitating self-injection with a disposable syringe to assure safety and efficacy. The associated disposable, plastic, needle-free syringe is designed to last for approximately one week.

The Company has sold the Medi-Jector VISION® for use in more than 30 countries to deliver either insulin or human growth hormone (“hGH”). The Medi-Jector VISION® employs a disposable plastic needle-free syringe, which offers high precision liquid medication delivery through an opening that is approximately half the diameter of a standard, 30-gauge needle. The product is available over-the-counter (“OTC”) or by prescription in the United States for use by patients with diabetes, and available through our partners in Europe, Japan and Asia for hGH. To date, we believe that more than 100 million such injections have been performed worldwide.

•

Disposable mini-needle injectors (“Vibex™”) employ the same basic technology developed for the Medi-Jector VISION®, combining, spring-powered source with a tiny hidden needle in a disposable, single-use injection system compatible with conventional glass drug containers. The Vibex™ system is designed to economically provide highly reliable subcutaneous injections with reduced discomfort and improved convenience in conjunction with the enhanced safety of a shielded needle. After use, the device can be disposed of without the typical “sharps” disposal concerns. Antares and its potential partners have successfully tested the device in multiple patient preference and bioavailability tests, and the Company continues to explore product extensions within this category, including multiple dose, variable dose and user-fillable applications.

•	Vaccine intradermal injectors are a variation of the Vibex™ disposable mini-needle injection technology and are being developed to deliver vaccines into the dermal and subdermal layers of the skin (a preferred site of administration in the vaccine industry). The Company believes that this proprietary device will offer easier and more rapid dosing compared with conventional needle-based devices.

History

On January 31, 2001, the Company (formerly known as Medi-Ject Corporation or “Medi-Ject”) completed a business combination to acquire the three operating subsidiaries of Permatec Holding AG (“Permatec”), headquartered in Basel, Switzerland. Medi-Ject was at that time, focused on delivering drugs across the skin using needle-free technology, and Permatec specialized in delivering drugs across the skin using transdermal patch and gel technologies as well as developing fast-melt tablet technology. With both companies focused on drug delivery but with a focus on different sectors, it was believed that a business combination would be attractive to both pharmaceutical partners and to the Company’s shareholders. Upon completion of the transaction the Company’s name was changed from Medi-Ject Corporation to Antares Pharma, Inc.

The U.S. device operation, located in Minneapolis, Minnesota, develops, manufactures with partners and markets novel medical devices, called jet injectors or needle-free injectors, which allow people to self-inject drugs without using a needle. The Company makes a small reusable spring-action injector device and the attached disposable plastic needle-free syringes to hold the drug, known as the Medi-Jector VISION®. Using an adapter, the liquid drug is drawn from a conventional vial into the needle-free syringe, through a small hole at the end of the syringe. When the syringe is held against an appropriate part of the body and the spring is released, a piston drives the fluid stream into the tissues beneath the skin, from where the drug is dispersed into systemic circulation. A person may re-arm the device and repeat the process or attach a new sterile syringe between injections.

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

The Company has also developed variations of the jet injector by adding a very small hidden needle to a pre-filled, single-use disposable injector, called the Vibex™ mini-needle injection system. The mini-needle platform is an alternative to the Vision® system for use with unit dose injectable drugs and is suitable for branded and branded generic injectables.

Antares is committed to other methods of drug delivery such as transdermal gel formulations. The Company believes that transdermal gels have advantages in cost, cosmetic elegance, ease of application and lack of irritancy as compared to better-known transdermal patches and have applications in such therapeutic markets as hormone replacement, over active bladder, osteoporosis, cardiovascular, pain management and central nervous system therapies.

The Company’s first transdermal and fast-melt tablet products were developed in Argentina under Permatec’s name in the mid-1990s. Subsequently, the Argentine operations were moved to Basel, Switzerland, in late 1999.

The transdermal product effort initially resulted in the commercialization of a seven-day estradiol patch in certain countries of South America in 2000. Over time, Permatec’s research efforts moved away from the crowded transdermal patch field and focused on transdermal gel formulations, which allow the delivery of estrogens, progestins, testosterone and other drugs in a gel base without the need for occlusive or potentially irritating adhesive bandages. We believe the commercial potential for transdermal gels is attractive, and several licensing agreements with pharmaceutical companies of various sizes have led to successful clinical evaluation of Antares’ formulations. The Company is now also developing its own transdermal gel-based products for the market and has announced Phase II clinical results for Anturol™, its oxybutynin gel for overactive bladder.

The Company operates in the specialized drug delivery sector of the pharmaceutical industry. Companies in this sector generally leverage technology and know-how in the area of drug formulation and/or delivery devices to pharmaceutical manufacturers through licensing and development agreements while continuing to develop their own products for the marketplace. The Company also views many pharmaceutical and biotechnology companies as collaborators and primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (needle-free devices in Europe and Asia) and the transdermal hormone gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market needle-free devices for the home administration of insulin in the U.S. market through distributors and has licensed its technology in the diabetes and obesity fields to Eli Lilly and Company.

The Company is a Delaware corporation. Principal executive offices are located at 707 Eagleview Boulevard, Exton, Pennsylvania 19341; telephone (610) 458-6200. The Company has wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG) and the Netherlands Antilles (Permatec NV).

Industry Trends

Based upon experience in the industry, the Company believes the following significant trends in healthcare have important implications for the growth of its business.

When a drug loses patent protection, the branded version of the drug typically faces competition from generic alternatives. It may be possible to preserve market share by altering the delivery method, e.g., a single daily controlled release dosage form rather than two to four pills a day. The Company expects branded pharmaceutical companies will continue to seek differentiating drug delivery characteristics to defend against generic competition and to optimize convenience to patients. The altered delivery method may be an injection device or a novel oral or transdermal formulation that may offer therapeutic advantages, convenience or improved dosage schedules. Major pharmaceutical companies now focus on life cycle management of their products to maximize return on investment and often consider phased product improvement opportunities to maintain competitiveness.

The increasing trend of major pharmaceutical companies marketing directly to consumers, as well as the recent focus on patient rights may encourage the use of innovative, user-friendly drug delivery systems. Part of this trend involves offering patients a wider choice of dosage forms. The Company believes the patient-friendly attributes of its transdermal gels, fast-melt tablets and injection technologies meet these market needs.

The Company envisions its transdermal gel formulations as a next-generation technology, replacing many transdermal patch products with more patient-friendly products. Topical gels offer patients more choices and added convenience with no compromise of efficacy. Our gel technology is based upon so-called GRAS (“Generally Recognized as Safe”) substances, meaning the toxicology profiles of the ingredients are known and widely used. We believe this approach has a major regulatory benefit and may reduce the cost and time of product development and approval.

Many drugs, including selected hormones and protein biopharmaceuticals, are degraded in the gastrointestinal tract and may only be administered through the skin, the lung or by injection. Pulmonary delivery is complex and has recently been commercialized for limited therapeutic proteins intended for systemic delivery. Injection therefore remains the mainstay of protein delivery. The growing number of protein biopharmaceuticals requiring injection may have limited commercial potential if patient compliance with conventional injection treatment is not optimal. The failure to take all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for society. In addition, it is becoming increasingly recognized that conventional needles and syringes require special and often costly disposal methods.

In addition to the increase in the number of drugs requiring self-injection, recommended changes in the frequency of insulin injections for the treatment of diabetes also may contribute to an increase in the number of self-injections. For many years, the standard treatment protocol was for insulin to be administered once or twice daily for the treatment of diabetes. However, according to major studies (the Diabetes Control and Complications Trial), tightly controlling the disease by, among other things, administration of insulin as many as four to six times a day, can decrease its debilitating effects. The Company believes that with the increasing incidence of diabetes coupled with an increasing awareness of this disease, the benefits of tightly controlling diabetes will become more widely known, and the number of insulin injections self-administered by people with diabetes will increase. The need to increase the number of insulin injections given per day may also motivate patients with diabetes to seek alternatives to traditional needles and syringes.

Due to the substantial costs involved, marketing efforts are not currently focused on drug applications administered by healthcare professionals. Jet injection systems, however, may be attractive to hospitals, doctors’ offices and clinics, and such applications may be explored in the future. The issues raised by accidental needle sticks and disposal of used syringes have led to the development of syringes with sheathed needles as well as the practice of administering injections through intravenous tubing to reduce the number of contaminated needles. In 1998, the State of California banned the use of exposed needles in hospitals and doctors’ offices, if alternatives exist, and several additional states have adopted similar legislation. In November 2000 the Federal Government issued guidelines encouraging institutions to replace needles wherever practical. The Company believes that needle-free injection systems or its shielded mini-needle products may be attractive to healthcare professionals as a further means to reduce accidental needle sticks and the burdens of disposing of contaminated needles.

The importance of vaccines in industrialized and emerging nations is expanding as the prevalence of infectious diseases increases. New vaccines and improved routes of administration are the subject of intense research in the pharmaceutical industry and the Company has been researching the feasibility of using its devices for vaccines and new vaccine ingredients including evaluating opportunities in recent bio-terrorism initiatives.

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

Market Opportunity

According to a March 2006 Cowen & Co. publication, the worldwide market for urinary incontinence is estimated to be $1.6 billion in 2005 and growing to $2.6 billion by 2010. Older incontinence drugs, such as immediate release oxybutynin, are plagued by anticholinergic effects including moderate to severe dry mouth (seen in 70% of the patients), constipation and confusion. It is also estimated that half of the 20 million U.S. adults suffering from overactive bladder either are too embarrassed to discuss the symptoms or are not aware that pharmacological treatment is available. It is further estimated that only 47% of U.S. incontinence patients sought treatment in 2005 and that 16% of incontinence patients were compliant with their treatment in 2005 estimated to increase to 18% by 2010.

According to a March 2006 Cowen & Co. publication, the worldwide hormone replacement market is expected to grow from $1.3 billion in 2005 to $1.9 billion by 2010. Further growth in this sector may be achieved by the use of testosterone products in both male and female applications. According to the same comprehensive study by Cowen & Co., the female sexual dysfunction market is estimated to be 78 million sufferers worldwide rising to 95 million by 2010. Additionally, the sexual dysfunction market is projected to be $3.9 billion in 2005 growing to $5.6 billion by 2010. The importance of gel products containing testosterone for men has been exemplified with the success of Androgel® (Unimed-Solvay) for treatment of male hypogonadism, where sales in the U.S. were recently estimated at approximately $500 million per year. A new market opportunity also exists with the use of low dose testosterone for treatment of FSD, a disorder according to the Journal of American Medicine (JAMA) in February 1999 that affects an estimated 40-55% of all women and for which no drug is currently approved in the U.S. Antares Pharma, along with its U.S. partner BioSante, has a low dose testosterone product named Libi-Gel™, which has completed Phase II testing for FSD. We have the exclusive market rights in Europe and elsewhere outside the United States for Libi-Gel™. As evidenced in Europe and, more specifically, in France, the leading country in the use of transdermal hormone replacement therapy, the Company believes that patient demand for transdermal hormone therapy products will continue to increase. According to an industry report, 64.8% of treated menopausal women in France used either patch (44.7%) or gel (20.1%) therapy. Gel products are also being formulated to address equally large opportunities in other sectors of the pharmaceutical industry, including cardiovascular, pain, infectious diseases, addiction and central nervous system therapies.

According to industry sources, fast-dissolving oral dosage forms are estimated to be in excess of $1 billion with a growth rate of more than 20% per year. This field of melt-in-the-mouth, or fast-dissolve, tablets clearly has a significant role to play in effective product administration to the elderly and to those who have difficulty swallowing. While many products have been developed to meet this need, many have disadvantages, including lack of applicability to all drug candidates, dose limitations, high cost of manufacturing, and product robustness issues that can challenge packaging and distribution systems. Using its Easy Tec™ technology, Antares has undertaken to develop products that could be applicable over a wide dose range, could be manufactured under conventional conditions and would meet the standards of performance necessary to provide the desired patient benefits of rapid dissolution, good mouth feel and ease of handling.

According to industry sources, an estimated 9 to 12 billion needles and syringes are sold annually worldwide. The Company believes that a significant portion of these are used for the administration of drugs that could be delivered using its injectors but only a small percentage of people who self-administer drugs currently use jet injection systems. The Company believes that this lack of market penetration is due to older examples of needle-free technology not meeting customer needs owing to cost and performance limitations as well as the small size of the companies directly marketing the technology to consumers not being able to gain a significant “share of voice” in the marketplace. The Company believes that its technology overcomes limitations of the past and that its business model of working with pharmaceutical company partners has the potential for improved market penetration. However, to date neither the Company nor its competitors have achieved substantial market penetration. Greystone Associates in 2003 estimated that the needle-free injection market in the U.S. would grow from $10.2 million in 2002 to $425 million by 2007, of which self-administration of insulin is expected to account for 54% of the total market. In 2003, Antares licensed its needle-free injection technology to Eli Lilly and Company for development and potential use in the fields of diabetes and obesity.

Antares’ device focus is specifically on the market for delivery of self-administered injectable drugs. The largest and most mature segments of this market consist of insulin for patients with diabetes and human growth hormone for children with growth retardation. According to a March 2006 publication by Cowen & Co., the worldwide insulin market is estimated to grow from $7.7 billion in 2005 to $14.6 billion in 2010, of which $2 billion in 2010 is inhaled insulin. The Company believes that the number of insulin injections will increase with time as the result of new diabetes management techniques, which recommend more frequent injections as evidenced by the U.S. insulin market projected to grow from $2.7 billion in 2005 to $5.8 billion in 2010. A second attractive market has developed with growth hormone; children and young adults suffering from growth retardation take daily hormone injections for an average of five years. The number of children with growth retardation is small relative to diabetes, but most children are needle averse. The Company’s pharmaceutical partner in Europe, Ferring Pharmaceuticals BV (“Ferring”), has made significant inroads using its injectors in the hGH market, and the Company expects similar progress in other geographic regions where partnerships have already been established. Other injectable drugs that are presently self-administered and may be suitable for injection with the Company’s systems include therapies for the prevention of blood clots and the treatment of multiple sclerosis, migraine headaches, inflammatory diseases, impotence, infertility, AIDS and hepatitis. Antares also believes that many injectable drugs currently under development will be administered by self-injection once they reach the market. This is supported by the continuing development of important chronic care products that can only be given by injection, the ongoing effort to reduce hospital and institutional costs by early patient release, and the gathering momentum of new classes of drugs that require injection. A partial list of such drugs introduced in recent years that all require home injection include Enbrel® (Amgen, Wyeth) for treatment of rheumatoid arthritis, Aranesp® (Amgen) for treatment of anemia,

Kineret® (Amgen) for rheumatoid arthritis, Forteo™ (Lilly) for treatment of osteoporosis, Intron® A (Schering Plough) and Roferon® (Roche) for hepatitis C, Lantus® (Aventis Pharma) for diabetes, Rebif® (Serono) for multiple sclerosis, Copaxone® (Teva) for multiple sclerosis and Gonal-F® for fertility treatment. The dramatic increase in numbers of products for self-administration by injection and the breadth of therapeutic areas covered by this partial listing represents an opportunity for Antares’ device portfolio.

Products and Technology

Antares is leveraging its experience in drug delivery systems to enhance the product performance of established drugs as well as new drugs in development. The Company’s current technology platforms include transdermal Advanced Transdermal Delivery (ATD™) gels; fast-melt oral disintegrating tablets (Easy Tec™); disposable mini-needle injection systems (Vibex™); and reusable needle-free injection systems (Medi-Jector VISION® and Valeo™).

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

The primary goal of transdermal drug delivery is to effectively penetrate the surface of the skin via topical administration, such as a patch or gel. When successful, transdermal drug delivery provides an easy and painless method of administration. The protective capabilities of the skin, however, often act as a barrier to effective delivery. Since the primary role of the skin is to provide protection against infection and physical damage, the organ often prevents many pharmaceuticals from entering the body as well. Large molecules may not be as effectively absorbed by the skin and enter the body in prohibitively small amounts, significantly reducing their therapeutic potential. As a result, a limited number of active substances are able to cross the skin’s surface.

Despite these limitations, transdermal drug delivery is still viewed as a highly attractive route of administration for certain therapeutics. As a high concentration of capillaries is located immediately below the skin, transdermal administration provides an easy means of access to systemic circulation. Transdermal systems can be designed to minimize absorption of the active drug in the blood circulation as is needed in topical applications. This allows a build-up of drug in the layers underlying the skin, leading to an increased residence time in the targeted tissue. Transdermal systems can also be designed to release an active ingredient over extended periods of time, providing benefits similar to depot injections and implants, without the need for an invasive procedure. If required, patients are also able to interrupt dosing by removing a patch or discontinuing the application of a gel. Finally, this delivery technology minimizes first-pass metabolism by the liver as well as many of the gastrointestinal concerns of many orally ingested drugs.

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

To address the penetration capabilities of transdermal products, Antares has developed its ATD™ gel technology that utilizes a combination of permeation enhancers to further bolster a pharmaceutical agent’s ability to penetrate the skin. This new generation of products leads to a sustained plasma profile of the active agent, without the irritation and cosmetic concerns often associated with patches.

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

Antares’ Advanced Transdermal Delivery (ATD™) System

Antares’ ATD™ system successfully penetrates the skin to deliver a variety of treatments. The gels consist of a hydro-alcoholic base including a combination of permeation enhancers. The gels are also designed to be absorbed quickly through the skin after application typically to the arms, shoulders, or abdomen. In comparison with commonly used patch delivery systems, the gels cause minimal skin irritation or occlusion following application and possess a distinct cosmetic advantage over other approaches. The following is a summary of the benefits of our ATD™ gel platform:

Benefits of ATD™ Gel Platform
Discrete
Easy application
Cosmetically appealing compared with patches
Reduced irritancy compared with patches
Application of once per day for most products
Potential for delivery of larger medication doses
Potential for delivery of multiple active drugs
Ability to be either systemic or topical

Antares’ ATD™ gels can deliver both a single active ingredient as well as a combination of active ingredients with different release profiles, and have demonstrated potential in a variety of therapeutic areas. Current ATD™ drug gels in development encompass an oxybutynin gel for treatment of over active bladder (Anturol™), an estrogen gel for women to treat vasomotor symptoms associated with menopause (Bio-E-Gel™), a low dose testosterone gel to treat low libido in women (Libi-Gel™), a testosterone gel for men to treat hypogonadism, a contraceptive gel, and an alprazolone gel for anti-anxiety. Antares has also licensed an ibuprofen gel in 11 countries for several years. ATD™ gels may be extended to a variety of fields, including the treatment of central nervous system (“CNS”) disorders, cardiovascular disease and chronic pain, in which potent compounds may require alternatives to oral and injectable delivery for the following reasons:

•	poor oral uptake;

•	high first-pass liver effect;

•	requirement for less frequent administration;

•	desire to provide an alternative dosage form;

•	reducing peak plasma levels to avoid side effects; and

•	reduction in gastrointestinal side effects.

The Company has also formulated several combination gels demonstrating the ability to deliver multiple actives with different release profiles.

Oral Delivery

The majority of all drugs are administered orally. Despite this, there remain limitations for those patients who have difficulty swallowing conventional oral dosage forms or where an underlying disease state (for example, migraine, Parkinsonism or cancer) impacts a person’s ability to swallow. Additionally, where patients are resistant to oral drug delivery, the phenomenon of “cheeking” (hiding a pill between the cheek and gum) and subsequent drug disposal is quite well known. New generations of oral product forms are being developed to address these issues.

Fast-Dissolving Tablets

Fast-dissolving tablet technology is an oral delivery method that offers an alternative to patients who experience difficulty ingesting conventional oral dosage forms. As a result, formulators are focusing on the development of tablet dosage formulations for oral administration that dissolve rapidly in saliva without need for the patient to drink water. This formulation is easy to take and possesses similar therapeutic benefits to traditional oral technologies, thus appealing to a wide demographic population.

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

Antares’ Easy Tec™ Fast-Melt Oral Disintegrating Tablet

Antares’ patented Easy Tec™ technology is based on the simultaneous use of two disintegrants in an oral formulation. Two primary advantages of Easy Tec™ over competing technologies are that Easy Tec™ tablets can be manufactured with conventional tableting equipment and no unique packaging requirements are necessary. The Company also believes that Easy Tec™ possesses several other key advantages over competing fast-melt technologies;

Easy Tec™ Competitive Advantages
• Higher drug dose loading is possible
• Friability within pharmaceutical specifications
• Moisture sensitivity lower compared with many competitor products
• Blister packaging sufficient to prevent moisture uptake
• Cost-effective, easy, time-saving process
• Easily transferable to final product site
• No specific facility required, compared to effervescent products

In addition to being easy to take, such products are perceived as being fast acting because of rapid dispersion in the mouth. Antares believes that there may be attractive opportunities to develop its own fast-melt products using generic active ingredients as part of its specialty pharmaceutical strategy and to achieve product approval based on an Abbreviated New Drug Application (“ANDA”) or 505(b)(2) filing in the United States and equivalent regulatory submissions in other parts of the world. Antares has formulated its first Easy Tec™ based product, a non-steroidal anti inflammatory (NSAID) generic currently called AP-1022 for the treatment of pain.

Injection Delivery

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

Needle-Free Injection

The most significant challenge beyond discovery of new molecules is how to effectively deliver them by means other than conventional injection technology. The majority of these molecules have not, to date, been amenable to oral administration due to a combination of several factors, including breakdown in the gastrointestinal tract, fundamentally poor absorption, or high first pass liver metabolism. Pulmonary delivery of these molecules, as an alternative to injection, has also been pursued and only recently one such application has been approved by the FDA. It remains to be seen how clinical success will be accepted by patients, doctors and third party payers. Many companies have expended considerable effort in searching for less invasive ways to deliver such molecules that may allow them to achieve higher market acceptance, particularly for those requiring patient self-administration.

Needle-free injection is a form of parenteral drug delivery that continues to gain acceptance among the medical community. Encompassing a wide variety of sizes and designs, this technology operates by using pressure to force the drug, in solution or suspension, through a minute perforation, creating an ultra-thin stream of liquid that penetrates the skin and deposits the drug into the subcutaneous tissue. Needle-free injection systems are being developed as small, pre-filled single-use devices, refillable devices for repeat usage and specialized systems for high throughput applications in mass immunization campaigns.

Needle-free injection represents a combination of an accepted technology - injection, with the elimination of the part of the injection – the needle, that concerns patient’s that have to self administer and health care professionals concerned about risks to themselves. Improving patient comfort through needle-free injection may increase compliance and mitigate the problem of daily injections. Needle-free delivery eliminates the risk of needlestick injuries as well, which occurs frequently in institutions in the U.S., and can result in disease transmission to healthcare workers. In response to concerns about needlestick injuries, the Occupational Safety and Health Administration (“OSHA”) issued a Bloodborne Pathogens Compliance Directive in November 1999 mandating the use of safer needles and requiring that healthcare facilities perform annual reviews of safety and compliance programs. The National Institute for Occupational Safety and Health has also urged healthcare providers to avoid unnecessary use of needles where safe and effective alternatives are available.

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

Antares’ Medi-Jector Series of Needle-Free Injectors

The Medi-Jector VISION® represents the seventh in a series of Medi-Jector devices, with each generation offering improvements over the previous versions. Antares pioneered the development of needle-free injection systems for individual use in 1979 and remains among the industry leaders as the technology continues to advance and is marketed worldwide. The Company’s current revenue stream is derived primarily from sales of needle-free injectors and related disposable syringes for human growth hormone delivery in Europe and elsewhere.

Medi-Jector VISION® (MJ7)

The Medi-Jector VISION® has been sold for use in more than 30 countries to deliver either insulin or human growth hormone. The product features a reusable, spring-based power source and disposable needle-free syringes, which eliminate the need for routine maintenance of the nozzle and allow for easy viewing of the medication dose prior to injection. The device’s primary advantage over earlier devices is its ease of use and cost efficiency. The product is also reusable, with each device designed to last for approximately 3,000 injections (or approximately two years) while the needle-free syringe is disposable after approximately one week of continuous use.

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

The Medi-Jector VISION® is primarily used in Europe and elsewhere to provide a needle-free means of administering human growth hormone to patients with growth retardation. The Company typically sells its injection devices to partners in these markets who manufacture and/or market human growth hormone directly. The partners then market the Company’s device with their growth hormone. The Company receives benefits from these agreements in the form of transfer pricing and royalties on sales of products.

Development Efforts: MJ8 (Valeo™) Needle-Free Injection Systems

In addition to the Medi-Jector VISION®, Antares is also developing a reusable Medi-Jector device, the Medi-Jector MJ8 (Valeo™) with unique needle-free injection capabilities. The Medi-Jector Valeo™ accepts a conventional drug cartridge to create a completely self-contained, multi-dose, needle-free injection system. With these improvements, the Medi-Jector Valeo™ aspires to provide more user-friendly capabilities than its predecessors and, if marketed, the Company believes it would be the smallest reusable needle-free injector on the market.

Vibex™ Pre-filled, Disposable Mini-Needle Injector

Beyond reusable needle-free injector technologies, the Company has designed disposable, mini-needle devices to address acute medical needs, such as allergic reactions, migraine headaches, acute pain and other daily therapies, as well as for the delivery of vaccines. The Company’s proprietary Vibex™ disposable, mini-needle product combines a low-energy, spring-based power source with a small, hidden needle, which delivers the needed drug solution subcutaneously or, in the case of vaccines, subdermally.

In order to minimize the anxiety and perceived pain associated with injection-based technologies, the Vibex™ disposable mini-needle injector features a triggering collar that shields the needle from view. The retracting collar springs back and locks in place as a protective needle guard after the injection, making the device safe for general disposal. In clinical studies, this device has outperformed other delivery methods in terms of completeness of injection, while limiting pain and bleeding. A summary of the unique benefits of the Vibex™ disposable mini-needle product is provided below.

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

Disposable Mini-Needle Vaccine Delivery Device

Antares’ disposable vaccine delivery device is at an earlier stage and is derived from its mini-needle injector technology (see above section). The disposable device is designed to deliver vaccines intradermally and to subdermal layers of the skin. Effective intradermal injection methods, using variants of conventional needles, depend extensively on the skill of the person administering the injection. Antares’ vaccine delivery technology simplifies the process for intradermal delivery, minimizing the dependence on skilled individuals administering the injection, and providing for a more comfortable means of vaccine delivery.

Research and Development

We currently have one pharmaceutical product candidate in our own clinical studies listed below. Additionally, pharmaceutical partners are developing compounds using our technology (see “Collaborative Arrangements and License Agreements”).

ANTUROL™. We are currently evaluating Anturol™ for the treatment of over active bladder (OAB). Anturol™ is the anticholinergic oxybutynin delivered by our proprietary ATD™ gel that is used to achieve therapeutic blood levels of the active compound that can be sustained over 24 hours after a single, daily application. It is believed that Anturol™ may offer equal or increased oxybutynin to the metabolite ratio, thus resulting in decreased reporting of adverse events when compared to patients taking comparable oral products. In addition, Anturol™ may also be more cosmetically appealing than patches and have less irritation and allergic reactions as well as comparable or decreased reporting of adverse events.

Background and Statistics

OAB affects more than 20 million adults and is one of the fastest growing segments in the urology market. It is characterized by involuntary muscle contractions resulting in urine leakage. Symptoms include urinary frequency, urgency and urge incontinence. While OAB may occur at any age, it is most common among the elderly, affecting up to 61% of those over 65, particularly post-menopausal women. A recent SCRIP Report showed the incontinence market growing at 40% per year.

Treatment currently consists of oral administration of compounds such as oxybutynin, tolteradine, darifenacin, solifenacin, and trospium each of which have significant side effects, including dry mouth (seen in 70% of patients), nausea, dry eyes, and constipation. It is estimated that half of the adults suffering from OAB either are too embarrassed to discuss their symptoms or are not aware that pharmacological treatment is available. It is estimated by Cowen & Co. in their March 2006 publication that just 16% of incontinence patients were compliant with their treatment in 2005 improving modestly to 18% in 2010.

Summary of Clinical Data

In February 2006, the Company announced the results of its Phase II dose ranging study for its ATD™ oxybutynin based gel product called Anturol™. The study was an open label, single period, randomized study using 48 healthy subjects and three different doses of Anturol™ over a 20 day period. Variables tested included accumulation of the dose, dose proportionality, decay of plasma levels, skin tolerability and other adverse events.

The overall conclusions of the study were positive. Dose proportionality occurred within the tested dosing range. A steady state was achieved after 3 applications (i.e., 3 days). Efficacy appeared comparable to oral products marketed. The incidences of dry mouth were minimal and similar to other transdermals while significantly improved over comparable oral medications. Additionally, skin tolerance (i.e. local skin irritation) was excellent.

A Phase III study has been preliminarily approved by the FDA and will include 400 patients (130-135 per treatment arm) with urge and mixed urinary incontinence. The study will be a multi-center study over a 12 week period with two dosage strengths applied once a day and compared to a placebo.

Proprietary Rights

When appropriate, the Company actively seeks protection for its products and proprietary information by means of U.S. and international patents and trademarks. With the injection device technology, the Company currently holds 28 patents and has an additional 82 applications pending in the U.S. and other countries. With the Company’s topical delivery technologies, it holds 2 patents, and an additional 17 applications in various countries are pending, with the Company’s oral technologies, it holds 2 patents and 12 applications in various countries. The patents have expiration dates ranging from 2015 to 2022. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technology platforms.

Some of the Company’s technology is developed on its behalf by independent outside contractors. To protect the rights of its proprietary know-how and technology, Company policy requires all employees and consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such individuals while devoted to Company-sponsored activities. Companies with which Antares has entered into development agreements have the right to certain technology developed in connection with such agreements. Ownership of intellectual property developed under the Lilly Development and License Agreement will be governed by U.S. laws of inventorship except that intellectual property relating to compounds, has been assigned to Lilly.

Manufacturing

We do not have the resources, facilities or capabilities to manufacture any of our product candidates. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our product candidates in accordance with regulatory standards.

Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology and have ownership of the Drug Master File (DMF), our reliance on such contract manufacturers is increased, and we may have to obtain a license from such contract manufacturers to have our products manufactured by another party. Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary DMF held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing site would also be required.

We have not contracted with a commercial supplier of pharmaceutical chemicals, to supply us with active pharmaceutical ingredients of oxybutynin for Anturol™ in a manner that meets FDA requirements. We have contracted with Patheon, Inc. (Patheon), a manufacturing development company, to supply clinical quantities of Anturol™ gel in a manner that may meet FDA requirements. The FDA has not approved the manufacturing processes of Patheon.

The Company is responsible for U.S. device manufacturing in compliance with current Quality System Regulations (“QSR”) established by the Food and Drug Administration and by the centralized European regulatory authority (Medical Device Directive). Injector and disposable parts are manufactured by third-party suppliers and are assembled by a third-party supplier. Packaging is performed by a third-party supplier under the direction of the Company. Product release is performed by the Company.

The ATD™ Gel formulations for clinical studies have, in the past, been manufactured by contract under the Company’s supervision. Early in 2005, Antares Pharma AG, our wholly owned subsidiary in Switzerland, received a GMP approval for the production and wholesaling of medicaments.

Marketing

The Company expects to currently market most of its products through other more substantial pharmaceutical and medical device companies while continuing direct-to-consumer marketing of its insulin injection devices and related disposable components in the U.S. In the future as the Company develops more products in niche therapeutic areas, it may decide to incorporate limited sales and marketing capabilities.

During 2005, 2004 and 2003, international revenue accounted for 77%, 82% and 77% of total revenue, respectively. Europe (primarily Germany) accounted for 71%, 83% and 95% of international revenue in 2005, 2004 and 2003, respectively, with the remainder coming primarily from Asia. Ferring accounted for 48%, 47% and 62% of the Company’s worldwide revenues in 2005, 2004 and 2003, respectively. BioSante Pharmaceuticals, Inc. accounted for 7%, 11% and 14% and JCR Pharmaceuticals, Co., Ltd. accounted for 12%, 6% and 1% of the Company’s worldwide revenues in 2005, 2004 and 2003, respectively. Revenue from Ferring and JCR resulted from sales of injection devices and related disposable components for its hGH formulation. Revenue from BioSante resulted from license fees, development fees, milestone payments and clinical testing supplies for hormone replacement therapy transdermal gel formulations.

Collaborative Arrangements and License Agreements

The following table describes significant existing pharmaceutical and device relationships, and license agreements.

Partner	Compound/Product	Market Segment	Technology
BioSante	Estradiol (Bio-E-Gel)	Hormone replacement therapy (North America, other countries)	ATD™ Gel

BioSante	Testosterone (Libi-Gel™)	Female sexual dysfunction (North America, other countries)	ATD™ Gel

Solvay	Estradiol/NETA	Hormone replacement therapy (Worldwide)	ATD™ Gel

Undisclosed	Undisclosed Development Agreement	Dermatology	ATD™ Gel

Undisclosed	Undisclosed Development Agreement	Central Nervous System	ATD™ Gel

Ferring	MJ-7	Growth Hormone (U.S. and Europe)	Needle Free Device

Teva Pharmaceuticals, Ltd., affiliate	Undisclosed	Undisclosed (United States)	Undisclosed

Eli Lilly and Company	MJ-7	Diabetes and Obesity (Worldwide)	Needle Free Device

JCR Pharmaceuticals Co., Ltd.	MJ-7	Growth Hormone (Japan)	Needle Free Device

SciGen Pte Ltd.	MJ-7	Growth Hormone (Asia/Pacific)	Needle Free Device

This table summarizes agreements under which the Company’s partners are selling products, conducting clinical evaluation, and performing development of the Company’s products. For competitive reasons, the Company’s partners may not divulge their name or the exact stage of clinical development.

In June 2000, the Company granted an exclusive license to BioSante to develop and commercialize three of the Company’s gel technology products and one patch technology product for use in hormone replacement therapy in North America and other countries. Subsequently, the license for the patch technology product was returned to the Company in exchange for a fourth gel based product. BioSante paid the Company $1 million upon execution of the agreement and is also required to pay the Company royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to the Company upon the occurrence of certain events related to regulatory filings and approvals.

Under the Company’s June 1999 agreement with Solvay, the Company granted an exclusive license to Solvay for the Company’s transdermal gel technology for delivery of an estradiol/progestin combination for hormone replacement therapy. The exclusive license applies to all countries and territories in the world, except for North America, Japan and Korea. The agreement contains a development plan under which the Company and Solvay collaborate to bring the product to market. Solvay must pay the Company a license fee of $5 million in four separate payments, all of which are due upon completion of various phases of the development plan. To date, the Company has received $1.75 million of this fee. When commercial sale of the product begins, Solvay is required to, on a quarterly basis, pay the Company a royalty based on a percentage of sales. The royalty payments will be required for a period of 15 years or when the last patent for the product expires, whichever is later.

In August 2001, Solvay entered into an exclusive agreement with BioSante in which Solvay has sublicensed from BioSante the U.S. and Canadian rights to the Company’s estrogen/progestin combination transdermal hormone replacement gel product, one of the drug-delivery products the Company previously licensed to BioSante. Under the terms of this license agreement between the Company and BioSante, the Company received a portion of the up front payment made by Solvay to BioSante. The Company is also entitled to a portion of any milestone payments or royalties BioSante receives from Solvay under the sublicense agreement.

On January 22, 2003, the Company entered into a revised License Agreement with Ferring, under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s reusable needle-free injection devices to include all countries and territories in the world except Asia/Pacific. Specifically, the Company granted to Ferring an exclusive, royalty-bearing license, within a prescribed manufacturing territory, to utilize certain of the Company’s reusable needle-free injector devices for the field of human growth hormone until the expiration of the last to expire of the patents in any country in the territory. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, royalty-free license in a prescribed territory to use and sell the licensed products under certain circumstances. The Company also granted to Ferring a right of first offer to obtain an exclusive worldwide license to manufacture and sell the Company’s early version of a disposable mini-needle device in a specified field.

In November 2005, the Company signed an agreement with an affiliate of Teva Pharmaceuticals Industries Ltd. under which the affiliate is obligated to purchase all of its injection delivery device requirements from Antares for an undisclosed product to be marketed in the United States. The affiliate also received an option for rights in other territories. The license agreement included, among other things, an upfront cash payment, milestone fees and a negotiated percentage of the gross profit on units sold.

In September 2003, the Company entered into a Development and License Agreement (the “License Agreement”) with Eli Lilly and Company. Under the License Agreement, the Company granted Lilly an exclusive license to certain of the Company’s needle-free technology in the fields of diabetes and obesity.

In 2004, JCR Pharmaceuticals Co., Ltd. initiated a campaign to broaden its marketing efforts for human growth hormone under a purchase agreement with our needle free injector, MJ-7. In 1999, SciGen pte Ltd. began distribution in Asia of our needle free injector MJ-7 for human growth hormone, and in 2004 Shreya Life Sciences initiated a test market evaluation that resulted in limited distribution in India with insulin.

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

Competition

Competition in the pharmaceutical formulation sector is considerably large, mature and dominated by companies like ALZA Corporation, Elan Corporation plc, SkyePharma plc and Alkermes, Inc. Competition in the gel market includes companies like NexMed, Inc., Cellegy Pharmceuticals, Inc., Bentley Pharmaceuticals, Inc. and Novavax, Inc. Competition in the fast-melt market includes Eurand, CIMA Labs, Inc., Cardinal Health and Yamanouchi Pharmaceutical Co., Ltd. Competition in the disposable, single-use injector market includes, but is not limited to, OwenMumford Ltd., The Medical House and Pharma-Pen, Inc. (formerly Innoject, Inc.), while competition in the reusable needle-free injector market includes Bioject Medical Technologies Inc. and The Medical House.

Competition in the injectable drug delivery market is intensifying. The Company faces competition from traditional needles and syringes, newer pen-like and sheathed needle syringes and other needle-free injection systems as well as alternative drug delivery methods including oral, transdermal and pulmonary delivery systems. Nevertheless, the majority of injections are still currently administered using needles. Because injections are typically only used when other drug delivery methods are not feasible, the needle-free injection systems may be made obsolete by the development or introduction of drugs or drug delivery methods which do not require injection for the treatment of conditions the Company has currently targeted. In addition, because the Company intends to, at least in part, enter into collaborative arrangements with pharmaceutical companies, the Company’s competitive position will depend upon the competitive position of the pharmaceutical company with which it collaborates for each drug application.

Government Regulation

We and our collaborative partners are subject to, and any potential products discovered, developed and manufactured by us or our collaborative partners must comply with, comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing operations, quality, labeling, distribution, marketing, export, storage, record keeping, event reporting, advertising and promotion of pharmaceutical products and medical devices. Facilities and certain company records are also subject to inspections by the FDA and comparable authorities or their representatives. The FDA has broad discretion in enforcing the FD&C Act and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal actions or penalties.

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

Pivotal or Phase III adequate and well-controlled trials are undertaken in order to evaluate efficacy and safety in a comprehensive fashion within an expanded patient population for the purpose of registering the new drug. The FDA may suspend or terminate clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk or if they decide it is unethical to continue the study. Results of pre-clinical and clinical trials must be summarized in comprehensive reports for the FDA. In addition, the results of Phase III studies are often subject to rigorous statistical analyses. This data may be presented in accordance with the guidelines for the International Committee of Harmonization that can facilitate registration in the United States, the EU and Japan.

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

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s procedures conform to current good manufacturing practices, which must be followed at all times. In complying with this requirement, manufacturers, including a drug sponsor’s third-party contract manufacturer, must continue to expend time, money and effort in the area of production, quality assurance and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, compliance with current good manufacturing practices. To supply products for use in the United States, foreign manufacturing establishments also must comply with current good manufacturing practices and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA.

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

Sales of medical devices outside of the U.S. are subject to foreign legal and regulatory requirements. Certain of the Company’s transdermal and injection systems have been approved for sale only in certain foreign jurisdictions. Legal restrictions on the sale of imported medical devices and products vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Antares relies upon the companies marketing its injectors in foreign countries to obtain the necessary regulatory approvals for sales of the Company’s products in those countries. Generally, products having an effective 510(k) clearance or PMA may be exported without further FDA authorization.

The Company has obtained ISO 13485: 2003 certification, the newly released medical device industry standard for its quality systems. This certification shows that the Company’s development and manufacturing comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with European Medical Device Directive certification, evidences compliance with the requirements enabling the Company to affix the CE Mark to current products. The CE Mark denotes conformity with European standards for safety and allows certified devices to be placed on the market in all European Union countries. Semi-annual audits by the Company’s notified body, British Standards Institute, are required to demonstrate continued compliance.

The Company has also received GMP approval from the Swiss Medical Institute for the production and wholesaling of medicaments, specifically related to its Advanced Transdermal Delivery (ATD™) gels. This allows the Company to produce clinical trial materials and related packaging as well as production of intermediate products and end-user medicaments.

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 1, 2006, we had 24 full-time and 3 part-time employees worldwide, of whom 14 are in the United States. Of the 27 employees, 14 are primarily involved in research, development and manufacturing activities, 2 are primarily involved in business development and commercialization, with the remainder engaged in executive and administrative capacities. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

Item 1A.	RISK FACTORS

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We had working capital of $965,169 at December 31, 2005, and $8,489,253 at December 31, 2004. We incurred net losses of ($8,497,956) and ($8,348,532) in the fiscal years ended 2005 and 2004, respectively. In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2005 of ($91,123,107). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.

We completed private placements in March 2006 and February and March 2004 in which we received aggregate gross proceeds of $10,962,500 and $15,120,000, respectively. We believe that the combination of these equity financings and projected product sales and product development and license revenues will provide us with sufficient funds to support operations beyond 2006. However, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug technologies, limit expansion of operations, accept financing terms that are not as attractive as we may desire or be forced to liquidate and close operations.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	the demand for our technologies from current and future biotechnology and pharmaceutical partners;

•	our ability to manufacture products efficiently and with the required quality;

•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;

•	the level of product competition and of price competition;

•	our ability to develop, maintain or acquire patent positions;

•	our ability to develop additional commercial applications for our products;

•	our limited regulatory and commercialization experience;

•	our reliance on outside consultants;

•	our ability to obtain regulatory approvals;

•	our ability to attract the right personnel to execute our plans;

•	our ability to control costs; and

•	general economic conditions.

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

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During 2005, we derived approximately 48% and 12% of our revenue, from Ferring and JCR Pharmaceuticals, Co., Ltd., respectively.

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

If we or our third-party manufacturer are unable to supply Ferring with our devices pursuant to our current license agreement with Ferring, Ferring would own a fully paid up license for certain of our intellectual property

Pursuant to our license agreement with Ferring, we licensed certain of our intellectual property related to our needle-free injection devices, including a license that allows Ferring to manufacture our devices on its own for use with its human growth hormone product. This license becomes effective if we are unable to continue to supply product to Ferring under our current supply agreement. In accordance with the license agreement, we entered into a manufacturing agreement with a third party to manufacture our devices for Ferring. If we or this third party are unable to meet our obligations to supply Ferring with our devices, Ferring would own a fully paid up license to manufacture our devices and to use and exploit our intellectual property in connection with Ferring’s human growth hormone product. In such event, we would no longer receive royalties or manufacturing margins from Ferring.

If we do not develop and maintain relationships with manufacturers of our drug candidates, then we may not successfully manufacture and sell our pharmaceutical products.

We do not possess the capabilities, resources or facilities to manufacture Anturol™, which is currently in clinical studies for over active bladder, or any other of our future drug candidates. We must contract with manufacturers to produce Anturol™ according to government regulations. Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be entirely acceptable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

We have not contracted with a commercial supplier of active pharmaceutical ingredients of oxybutynin for Anturol™. We are currently working towards selecting a manufacturer to provide us with oxybutynin in a manner which meets FDA requirements.

We have contracted with Patheon, a manufacturing development company, to supply clinical quantities of Anturol™ in a manner that meets FDA requirements. The FDA has not approved the manufacturing processes of Patheon. Any failure by Patheon to achieve compliance with FDA standards could significantly harm our business since we do not have an approved secondary manufacturer for Anturol™.

We have limited device manufacturing experience and may experience manufacturing difficulties related to the use of new device materials and procedures, which could increase our production costs and, ultimately, decrease our profits

Our past assembly, testing and device manufacturing experience for certain of our device technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery device technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. Additionally, in February 2003, we entered into a manufacturing agreement under which a third party assembles our MJ7 devices and certain related disposable component parts. There can be no assurance that this third-party manufacturer will be able to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our products. Any failure to do so would negatively impact our business, financial condition and results of operations. We are now in the process of outsourcing manufacturing of our AJ mini-needle products to third parties. Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done.

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

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we may never be able to achieve profitable operations.

Competitors in the over active bladder, transdermal gel drug delivery and needle-free injector market, some with greater resources and experience than us, may enter the market, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating fast-melt tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Aradigm, Cellegy Pharmaceuticals, Inc., Watson Pharmaceuticals, Cardinal Health, CIMA Laboratories, Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc. and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

Additionally, new drug delivery technologies are mostly used only with drugs for which other drug delivery methods are not possible, in particular with biopharmaceutical proteins (drugs derived from living organisms, such as insulin and human growth hormone) that cannot currently be delivered orally or transdermally. Transdermal patches and gels are also used for drugs that cannot be delivered orally or where oral delivery has other limitations (such as high first pass drug metabolism, meaning that the drug dissipates quickly in the digestive system and, therefore, requires frequent administration). Many companies, both large and small, are engaged in research and development efforts on less invasive methods of delivering drugs that cannot be taken orally. The successful development and commercial introduction of such a non-injection technique could have a material adverse effect on our business, financial condition, results of operations and general prospects.

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

Currently, we have been granted 32 patents and an additional 111 applications pending in the U.S. and other countries. Any patent applications we may have made or may make relating to inventions for our actual or potential products, processes and technologies may not result in patents being issued or may result in patents that provide insufficient or incomplete coverage for our inventions. Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain their own patents that may have an adverse effect on our ability to conduct business, or are able to otherwise circumvent our patents. Further, we may not have the necessary financial resources to enforce or defend our patents or patent applications.

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

If we make any acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

We might attempt to acquire products or businesses that we believe are a strategic complement to our business model. We might encounter operating difficulties and expenditures relating to integrating an acquired product or business. These acquisitions might require significant management attention that would otherwise be available for ongoing development of our business. In addition, we might never realize the anticipated benefits of any acquisition. We might also make dilutive issuances of equity securities, incur debt or experience a decrease in cash available for our operations, or incur contingent liabilities and/or amortization expenses relating to goodwill and other intangible assets, in connection with future acquisitions.

If we do not have adequate insurance for product liability claims, then we may be subject to significant expenses relating to these claims.

The Company’s business entails the risk of product liability claims. Although the Company has not experienced any material product liability claims to date, any such claims could have a material adverse impact on its business. The Company maintains product liability insurance with coverage of $5 million per occurrence and an annual aggregate maximum of $5 million. The Company evaluates its insurance requirements on an ongoing basis.

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

Risks Related to Regulatory Matters

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

Our revenues may be limited if the marketing claims asserted about our products are not approved

Once a drug product is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA’s marketing surveillance department within the Center for Drugs, must approve marketing claims asserted by our pharmaceutical company partners. If we or a pharmaceutical company partner fails to obtain from the Division of Drug Marketing acceptable marketing claims for a product incorporating our drug technologies, our revenues from that product may be limited. Marketing claims are the basis for a product’s labeling, advertising and promotion. The claims the pharmaceutical company partners are asserting about our drug delivery technologies, or the drug product itself, may not be approved by the Division of Drug Marketing.

Product liability claims related to participation in clinical trials or the use or misuse of our products could prove to be costly to defend and could harm our business reputation

The testing, manufacturing and marketing of products utilizing our drug delivery technologies may expose us to potential product liability and other claims resulting from their use in practice or in clinical development. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with whom we are developing drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. Adverse claim experience for our products or licensed technologies or medical device, pharmaceutical or insurance industry trends may make it difficult for us to obtain product liability insurance or we may be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all.

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella, own a substantial portion (as of March 3, 2006, approximately 18%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 104,500 shares of common stock. Additionally, five investors (Crestview Capital Master Fund, North Sound Funds, Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of March 3, 2006, exercisable into an aggregate of 6,162,904 shares of our common stock. Some of these investors plus Atlas Equity also directly own an aggregate of approximately 5,419,884 shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 17%, and the six investors as a group would own approximately 13%, of our common stock.

Because the parties described above either currently own or could potentially own a large portion of our stock, they may be able to generally determine or they will be able to significantly influence the outcome of corporate actions requiring stockholder approval. As a result, these parties may be in a position to control matters affecting our company, including decisions as to our corporate direction and policies; future issuances of certain securities; our incurrence of debt; amendments to our certificate of incorporation and bylaws; payment of dividends on our common stock; and acquisitions, sales of our assets, mergers or similar transactions, including transactions involving a change of control. As a result, some investors may be unwilling to purchase our common stock. In addition, if the demand for our common stock is reduced because of these stockholders’ control of the Company, the price of our common stock could be adversely affected.

Certain of our stockholders own large blocks of our common stock and own securities or exercisable into shares of our common stock, and any exercises, or sales by these stockholders could substantially lower the market price of our common stock

Several of our shareholders, including Dr. Gonella, whose sales are subject to volume limitations, Atlas Equity, Crestview Capital Master Fund, SCO Capital Group, the SDS funds, the North Sound funds and Perceptive Life Sciences Master Fund, own large blocks of our common stock or could own sizeable blocks of our common stock upon exercise of warrants. With the exception of a portion of the stock controlled by Dr. Gonella, the shares of our common stock owned by these stockholders (or issuable to them upon exercise of warrants or options) are registered or registration will be applied for in the near future. Future sales of large blocks of our common stock by any of the above investors could substantially adversely affect our stock price.

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of March 3, 2006, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $7.03 per share, for an aggregate of approximately 22,500,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $15.65 per share, for an aggregate of approximately 4,400,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The warrants and the options are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered or registration will be applied for in the near future.

Sales of our common stock by our officers and directors may lower the market price of our common stock

As of March 3, 2006, our officers and directors beneficially owned an aggregate of approximately 15,200,000 shares (or approximately 26%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other shareholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

We do not expect to pay dividends in the foreseeable future

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

Anti-takeover effects of certain certificate of incorporation and bylaw provisions could discourage, delay or prevent a change in control.

Our certificate of incorporation and bylaws could discourage, delay or prevent persons from acquiring or attempting to acquire us. Our certificates of incorporation authorizes our board of directors, without action of our stockholders, to designate and issue preferred stock in one or more series, with such rights, preferences and privileges as the board of directors shall determine. In addition, our bylaws grant our board of directors the authority to adopt, amend or repeal all or any of our bylaws, subject to the power of the stockholders to change or repeal the bylaws. In addition, our bylaws limit who may call meetings of our stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	DESCRIPTION OF PROPERTY.

The Company leases approximately 3,000 square feet of office space in Exton, Pennsylvania for its corporate headquarters facility. The lease terminated in November 2004 and continues on a month-to-month basis, with a 90-day vacate notice.

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

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock began trading on the American Stock Exchange under the symbol AIS on September 23, 2004. Prior to that time, the Company’s Common Stock traded on the Over-the-Counter Bulletin Board under the symbol ANTR.OB. The following table sets forth the per share high and low sales prices of the Company’s Common Stock for each quarterly period during the two most recent fiscal years. Sale prices are as reported by the American Stock Exchange for 2005 and the fourth quarter of 2004, both the American Stock Exchange and the Over-the-Counter Bulletin Board for the third quarter of 2004, and the Over-the-Counter Bulletin Board for the first two quarters of 2004.

	High	Low
2005:
First Quarter	$1.46	$0.88
Second Quarter	1.15	0.70
Third Quarter	1.22	0.78
Fourth Quarter	1.61	0.86

2004:
First Quarter	1.63	1.00
Second Quarter	1.50	0.78
Third Quarter	1.84	0.60
Fourth Quarter	1.61	0.92

Common Shareholders

As of March 3, 2006, the Company had 180 shareholders of record of its common stock.

Dividends

The Company has not paid or declared any cash dividends on its common stock during the past nine years. The Company has no intention of paying cash dividends in the foreseeable future on common stock. The Company paid semi-annual dividends on Series A Convertible Preferred Stock (“Series A”) at an annual rate of 10%, payable on May 10 and November 10 each year. In June 2005, all of the Series A was converted into common stock. In addition to the stated 10% dividend, the Company had been obligated to pay income tax withholding on the dividend payment, which equates to an effective dividend rate of 14.2%. Such tax withholding payments have been reflected as dividends, to the extent they were non-recoverable. The Series A agreement had a provision that allowed the Company to pay the dividend by issuance of the same stock when funds were not available. The Company exercised this provision for ten of the last twelve dividend payments.

Sales of Unregistered Securities

In November 2005, the Company received proceeds of $132,000 in connection with the issuance of 240,000 shares of common stock from the exercise of warrants. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our financial statements accompanying this report (amounts expressed in thousands, except per share amounts).

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$2,718	$1,652	$1,929	$268	$1,965
Short-term investments	—	7,972	—	—	—
Working capital (deficit)	965	8,489	615	(2,972)	1,126
Total assets	6,166	13,178	5,955	6,409	11,128
Long-term liabilities, less current maturities	3,062	3,339	3,558	1,247	1,243
Accumulated deficit	(91,123)	(82,575)	(74,127)	(41,166)	(29,457)
Total stockholders’ equity (deficit)	757	8,189	307	655	7,468

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Product sales	$1,512	$1,834	$2,647	$2,422	$2,016
Development revenue	184	197	310	935	754
Licensing fees	374	635	695	639	729
Royalties	155	80	135	—	—

Revenues	2,225	2,746	3,787	3,996	3,499

Cost of revenues	1,137	1,372	2,008	2,574	1,863
Research and development (3) (5)	3,409	2,636	2,109	2,918	4,181
Sales, marketing and business development	1,161	676	462	798	1,343
General and administrative (4) (5)	5,107	6,437	7,842	5,968	5,682
Goodwill impairment charge	—	—	—	2,000	—

Operating expenses	9,677	9,749	10,413	11,684	11,206

Operating loss	(8,589)	(8,375)	(8,634)	(10,262)	(9,570)
Net other income (expense)	91	26	(24,184)	(1,347)	71

Net loss	(8,498)	(8,349)	(32,818)	(11,609)	(9,499)
In-the-money conversion feature-preferred stock dividend	—	—	—	—	(5,314)
Preferred stock dividends	(50)	(100)	(143)	(100)	(100)

Net loss applicable to common shares	$(8,548)	$(8,449)	$(32,961)	$(11,709)	$(14,913)

Net loss per common share (1) (2)	$(0.21)	$(0.23)	$(2.18)	$(1.22)	$(1.76)

Weighted average number of common shares	41,460	36,348	15,093	9,618	8,495

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.

(2)	The Company has not paid any dividends on its Common Stock since inception.

(3)	In 2001 the Company recorded a non-cash write-off of acquired in-process research and development of $948,000.

(4)	In 2004, 2003 and 2002 the Company recorded non-cash patent impairment charges of $233,062, $973,769 and $435,035, respectively.

(5)	Legal fees for patent related expenses previously reported as research and development were reclassified in 2005 to general and administrative expense. The amounts reclassified were $910,803, $1,385,332, $735,675 and $322,649 for 2004, 2003, 2002 and 2001, respectively. These amounts include the patent impairment charges referred to in item (4).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Certain Risks Related to Our Business” and our audited financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

The Company develops, produces and markets pharmaceutical delivery products, including transdermal gels, oral fast melting tablets and reusable needle-free and disposable mini-needle injector systems. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops reusable needle-free and disposable mini-needle injector systems and manufactures and markets reusable needle-free injection devices and related disposables. These operations, including all manufacturing and some U.S. administrative activities, are located in Minneapolis, Minnesota and are referred to as Antares/Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the research and development of transdermal gels and oral fast melt tablet products. The Swiss operations, referred to as Antares/Switzerland, focus on research, development and commercialization of pharmaceutical products. Antares/Switzerland has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems and began generating revenue in 1999 with the recognition of license revenues. The Company’s corporate offices are located in Exton, Pennsylvania (near Philadelphia).

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

The Company is reporting a net loss of $8,497,956 for the year ending December 31, 2005 and expects to report a net loss for the year ending December 31, 2006, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs, the receipt of revenues from sales of products and the ability to control costs.

The Company has not historically, and does not currently, generate enough revenue to provide the cash needed to support its operations, and has continued to operate by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2006. The Company received net proceeds of approximately $10.0 million in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share.

The Company believes that the combination of the equity financing and projected product sales and product development and license revenues will provide sufficient funds to support operations through at least the next year. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Critical Accounting Policies and Use of Estimates

In preparing the financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of relevant circumstances. Note 2 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.

Revenue Recognition

The majority of the Company’s revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. The Company also enters into license arrangements that are often complex as they may involve a license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement. In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of revenue recognition for arrangements that include multiple revenue-generating activities. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The Company’s ability to establish objective evidence of fair value for the deliverable portions of the contracts may significantly impact the time period over which revenues will be recognized. For instance, if there is no objective fair value of undelivered elements of a contract, then the Company may be required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized over the entire contract period. EITF 00-21 does not change otherwise applicable revenue recognition criteria. In all of the Company’s licensing and development contracts to this point, revenue related to up-front, time-based and performance-based payments is being recognized over the entire contract performance period. For major licensing contracts, this results in the deferral of significant revenue amounts ($3,255,266 at December 31, 2005) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

In connection with a license agreement entered into with Eli Lilly and Company in 2003, the Company issued to Lilly a ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.776 per share. The Company determined that the fair value of the warrant was $2,943,739 using the Black Scholes option pricing model. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the warrants be treated as a reduction in revenue. The fair value of the warrant was recorded to additional paid-in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced on a straight-line basis over the term of the agreement, offsetting revenue generated under the agreement. If the Company concludes that the revenues from this arrangement will not exceed the costs, part or all of the remaining prepaid license discount may be charged to operations at that time.

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

	2005	2004	2003
Product sales	$1,511,929	$1,834,431	$2,646,628
Development fees	214,210	445,625	365,387
Licensing fees and milestone payments	275,524	84,449	2,456,040
Royalties	155,036	80,335	134,937

Billings received and/or accrued per contract terms	2,156,699	2,444,840	5,602,992
Deferred billings received and/or accrued	(360,949)	(259,537)	(2,458,559)
Deferred revenue recognized	625,245	756,903	691,473
Amortization of prepaid license discount	(196,249)	(196,250)	(49,062)

Total revenue as reported	$2,224,746	$2,745,956	$3,786,844

Valuation of Long-Lived and Intangible Assets and Goodwill

Long-lived assets, including patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.

The impairment analysis for patents can be very subjective as the Company relies upon signed distribution or license agreements with variable cash flows to substantiate the recoverability of these long-lived assets. In the fourth quarter of each year the Company updated its long-range business plan. In 2004 and 2003 the Company identified certain capitalized patent costs related to products for which there were no revenues or cash flows projected in the business plan or for which there were no signed distribution or license agreements. Therefore, the Company recognized an impairment charge of $233,062 and $973,769 in 2004 and 2003, respectively, in general and administrative expenses, which represented the carrying amount net of accumulated amortization for the identified patents. The Company’s estimated aggregate patent amortization expense for the next five years is $135,000 in 2006, $94,000 in 2007, $89,000 in 2008 and $84,000 in 2009 and 2010.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is impaired, the Company compares the fair value of the Minnesota operations to the carrying amount, including goodwill. If the carrying amount of the Minnesota operations exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota operations would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota operations over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2005, 2004 and 2003 resulted in no impairment losses.

Accounting for Debt and Equity Instruments

During the first quarter of 2003, in connection with a restructuring of its 10% convertible debentures, the Company issued warrants to purchase common stock to the debenture holders. In the third quarter of 2003, the holders of the restructured debentures exchanged the remaining outstanding principal of such debentures for shares of the Company’s Series D Convertible Preferred Stock. Also in the third quarter of 2003, the Company’s largest stockholder converted debt owed to him by the Company into shares of the Company’s common stock and warrants to purchase the Company’s common stock. The Company also completed a private placement of its common stock and warrants in the third quarter of 2003 and first quarter of 2004. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company’s significant judgments related to capital transactions included:

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

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenues

Total revenue was $2,224,746, $2,745,956 and $3,786,844 for the years ended December 31, 2005, 2004 and 2003, respectively. The decreases in each year resulted primarily from a reduction in sales to the Company’s major customer, Ferring. The 2005 decrease was also partially due to the extension of revenue recognition periods of certain development and license agreements, resulting in the recognition of remaining deferred revenue over longer periods.

Antares/Minnesota product sales include sales of reusable needle-free injector devices, related parts, disposable components, and repairs. In 2005, 2004 and 2003, a total of 2,176, 2,533 and 3,384 devices, respectively, were sold at average prices of approximately $252, $245 and $231, respectively. The average price increase in 2005 is mainly due to less promotional pricing in 2005 than in 2004. The average price increase in 2004 compared to 2003 was due mainly to the effect of the weakening of the USD to the Euro on the devices sold to Ferring. Sales of disposable components in 2005, 2004 and 2003 totaled $896,764, $1,143,071 and $1,748,213, respectively. The decreases in device and disposable sales in each year have been due mainly to decreases in sales to Ferring. This decrease in sales is attributable to working down of high inventory levels accumulated by Ferring. The high inventory levels were the result of four activities. In 2002, Ferring made the decision to convert its customers to the Company’s most current device model, the Medi-Jector VISION® (the “VISION®”), from the earlier device model (the “Choice”). As a result, device sales were higher in 2004 and 2003 due to stocking by Ferring subsidiaries and the subsequent upgrading of its existing customers to the Vision®. Secondly, Vision® device stocking levels were based on previous experience with the Choice device, and after documenting improved field reliability the stocking levels were reduced. Thirdly, Ferring increased its purchases of devices and disposable components to build safety stock as the Company transitioned from internal manufacturing and assembly to outsourcing these operations during 2003. Fourthly, market expansion plans by Ferring that prompted the stocking of additional product did not materialize, contributing to the overstocking condition. The Company believes that this period of inventory work down has been concluded.

Development revenue was $183,760, $196,648 and $310,035 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005 approximately half of the development revenue was generated from device related projects, with most of this coming from one-time projects. The remainder of the recognized development revenue in 2005 and substantially all of the recognized development revenue in 2004 and 2003 was generated under licensing and development agreements related to use of the Company’s proprietary ATD™ gel technology in developing products for transdermal delivery of certain medications. The development revenue decreased in 2004 and 2003 as the product generating a substantial portion of the development revenue moved past the primary major development stages and into clinical trial stages, which are being handled almost entirely by the licensee. The Company also generated development fees of approximately $260,000 in 2004 under a device development agreement, substantially all of which was deferred and is being recognized over the life of the associated agreement.

Licensing revenue was $374,021, $634,542 and $695,244 for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 compared to 2004 was primarily the result of a decrease in deferred revenue recognized due to an increase in the revenue recognition periods of two projects following an extension of the estimated project end dates. The decrease in 2004 compared to 2003 was due to an increase of $147,188 in prepaid license discount amortization, partially offset by an increase in one time license fees of $31,617 and an increase of $54,869 in revenue recognized on previously deferred amounts.

Royalty revenue was $155,036, $80,335 and $134,937 for the years ended December 31, 2005, 2004 and 2003, respectively. Royalty revenue has all been related to the Vision® reusable needle-free injection device, and has been generated primarily under the License Agreement with Ferring dated January 22, 2003, described in more detail in Note 10 to the Consolidated Financial Statements. Historically, royalties earned have been directly related to sales of devices to Ferring. Even though device sales decreased in 2005 compared to 2004, the royalty revenue from Ferring increased, which was mainly due to royalties earned under a provision in the Ferring agreement triggered by the achievement of certain quality standards in 2005. These triggering events did not occur in 2004. The reduction in royalty revenue in 2004 was due to fewer device sales to Ferring in 2004 as compared to 2003.

Cost of Revenues

The costs of product sales are primarily related to reusable injection devices and disposable components. Cost of sales as a percentage of product sales were 69%, 71% and 72% for the years ended December 31, 2005, 2004 and 2003, respectively. In 2003 the Company outsourced all assembly work previously performed in the Company’s Minneapolis facility. The outsourcing resulted in the elimination of excess capacity and helped stabilize product costs.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses based on actual costs and time spent in these revenue-generating activities. Cost of development revenue as a percentage of development revenue was 51%, 34% and 29% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 was due mainly to projects having more direct external costs that were billed to customers with little or no markup.

Research and Development

Research and development expenses were $3,409,486, $2,635,635 and $2,108,634 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 was primarily due to development projects related to transdermal gels, including Phase II studies of Anturol™, and oral fast melt tablet products and consisted mainly of increases in external costs for studies and analysis work around platform validation and proof-of-concept work. The increase in 2004 compared to 2003 was primarily due to increases in prototyping and tooling expenses in connection with device development projects and increases in expenses for studies and analysis work related to gel development projects. The increases were partially offset by decreased rent resulting from space reductions at both the Minnesota and Swiss facilities.

Sales, Marketing and Business Development

Sales, marketing and business development expenses were $1,160,752, $675,878 and $462,376 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 was due to increases in clinical studies related to injector devices and increases in business development activities which most directly impacted payroll, travel and professional services. The increases in payroll and travel expenses resulted primarily from the addition of a vice-president of corporate business development in February of 2005. The professional services increase was mainly due to the utilization of consultants for various sales and marketing and business development projects. The increase in 2004 was primarily due to increases in travel and legal expenses related to business development activities and due to increased advertising and promotional activities related to the Medi-Jector VISION® device in the insulin market in the third and fourth quarters of 2004.

General and Administrative

General and administrative expenses were $5,106,937, $6,436,807 and $7,841,991 for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 compared to 2004 was due primarily to decreases in legal expenses of $188,231 and professional services and investor relations expenses of $872,662, along with a decrease in patent impairment charges from $233,062 in 2004 to none in 2005. The decrease in 2004 was primarily due to decreases in patent impairment charges, payroll, professional services and investor relations expenses, partially offset by increases in travel and insurance expenses. In the fourth quarter of 2004 the Company recorded a patent impairment charge of $233,062 that was $740,707 less than the 2003 fourth quarter patent impairment charge of $973,769. The patent impairment charges were recognized in connection with certain patents related to products for which there were no signed distribution or license agreements or for which no revenue was included in the Company’s long-term business plan that had been updated in the fourth quarter of each year. The impairment charges represented the gross carrying amount net of accumulated amortization for the identified patents. The payroll decrease was mainly due to the expiration of the employment agreement with Frank Pass, former CEO and director, at the end of 2003. The professional services and investor relations expenses decreased in 2004 primarily due to a decrease in the utilization of consulting services and the number of consulting agreements in 2004 compared to 2003. One agreement in particular, which was terminated in the first quarter of 2004, accounted for an expense decrease of $516,299 from $728,619 in 2003 to $212,320 in 2004. In 2004 and 2003 a portion of the professional services and investor relations expenses were paid in common stock and warrants, resulting in non-cash expenses in each year of $556,843 and $1,563,041, respectively. In 2004 the Company issued 50,000 shares of common stock, recognizing expense of $54,550 based on the market value of the stock on the dates the stock was issued, and issued warrants and options to purchase a total of 550,000 shares of common stock, which were recorded at a total value of $502,293 using the Black Scholes option pricing model. In 2003, the Company issued 784,266 shares of common stock, recognizing expense of $639,809 based on the market value of the stock on the dates the stock was issued, and issued warrants to purchase 1,050,000 shares of the Company’s common stock which were recorded at a value of $923,232 using the Black Scholes option pricing model.

Other Income (Expense)

Other income (expense), net, was $91,218, $26,134 and ($24,183,924) for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to a reduction in interest expense in 2005 as compared to 2004. The net decrease in other expenses in 2004 compared to 2003 was mainly due to losses on debt extinguishments, losses on conversions of debt to equity and losses on common stock warrants of $885,770, $16,283,677 and $5,960,453, respectively, that occurred in 2003 but not in 2004. In addition, interest expense in 2004 was $819,659 less than in 2003. The 2004 interest expense was mainly due to $75,388 recognized in connection with warrants originally issued to convertible debenture holders that were exercised at a discounted exercise price. The 2003 interest expense consisted of discount amortization and interest accruals of $389,443 and $82,357, respectively, related to borrowings from the Company’s largest stockholder, $262,564 of debt issuance discount amortization, $152,829 of interest related to convertible debentures, and $32,937 of other interest. Also contributing to the change from net other expense in 2003 to net other income in 2004 was the increase in interest income in 2004 of $103,751. This increase was due to the increase in cash and short-term investments that resulted from the private placement in the first quarter of 2004.

Noncash other expenses significantly impacted the net loss and net loss per common share for 2003. The table below is presented to help explain the impact of the noncash other expenses on the net loss and net loss per common share for 2005, 2004 and 2003, and is not meant to be a substitute for accounting or presentation requirements under U.S. generally accepted accounting principles.

	For the Years Ended December 31,
	2005	2004	2003
Noncash other expense items:
Loss on debt extinguishments	$—	$—	$(741,570)
Loss on conversions of debt to equity	—	—	(16,283,677)
Loss on common stock warrants	—	—	(5,960,453)
Interest expense	—	(75,388)	(862,308)

Total noncash other expenses included in net loss in the consolidated statement of operations	$—	$(75,388)	$(23,848,008)

Impact of noncash other expenses on basic and diluted net loss per common share	$—	$—	$(1.58)

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities was $7,218,529, $7,167,313 and $3,553,323 for the years ended December 31, 2005, 2004 and 2003, respectively. This was the result of net losses of $8,497,956, $8,348,532 and $32,817,964 in 2005, 2004 and 2003, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses totaled $695,967 in 2005, consisting of depreciation and amortization of $317,013, stock-based compensation of $182,705 and amortization of prepaid license discount of $196,249. In 2004 noncash expenses totaled $1,915,862, consisting primarily of stock-based compensation of $825,381, depreciation and amortization of $580,080, patent rights impairment charge of $233,062 and amortization of prepaid license discount of $196,250. In 2003 noncash expenses totaled $27,805,363, consisting of losses on conversions of debt to equity, common stock warrants and debt extinguishments in the amounts of $16,283,677, $5,960,453 and $741,570, respectively, depreciation and amortization of $845,234, noncash interest expense of $862,308, stock-based compensation expense of $1,965,165, patent rights impairment charge of $973,769, loss on disposal and abandonment of assets of $124,125 and amortization of prepaid license discount of $49,062. The depreciation and amortization decreases in 2005 and 2004 of $263,067 and $265,154, respectively, were due primarily to production and office equipment that became fully depreciated early in each year.

The change in operating assets and liabilities in 2005 generated cash of $583,460. This resulted mainly from the increases in accounts payable and accrued expenses of $501,614 and $194,782, respectively. These increases were primarily due to increased research and development activities near the end of the year, particularly in connection with development projects related to transdermal gels, and increased accruals related to executive bonuses. Partially offsetting these increases was an increase in prepaid expenses and other assets, which utilized cash of $210,753, and a decrease in deferred revenue of $63,098. The increase in prepaid expenses and other assets was almost entirely due to payments made in connection with development projects related to transdermal gels. The reduction in deferred revenue was the result of recognizing as revenue amounts that had previously been deferred, which exceeded amounts deferred during the year totaling approximately $610,000.

The change in operating assets and liabilities in 2004 utilized cash of $734,643. This resulted primarily from decreases in deferred revenue and accrued expenses of $577,700 and $216,011, respectively, plus an increase in other assets of $232,644, partially offset by decreases in accounts and other receivables of $66,177 and inventory of $133,064 and an increase in accounts payable of $214,367. The decrease in deferred revenue was mainly due to the amortization of amounts deferred in prior years, partially offset by approximately $250,000 of development fees deferred during the year. Related to the development fees deferred in 2004 were deferred costs that totaled approximately $200,000, which is the primary reason other assets increased. Receivables decreased at the end of 2004 compared to 2003 mainly due to a reduction in billable development activity at the Antares/Switzerland operations. The decrease in inventory is mainly the result of the timing of purchases of finished goods from the third-party supplier versus shipments to customers. At the end of 2003 the Company had a large amount of finished goods in inventory that was shipped to a customer in early January 2004. The increase in accounts payable in 2004 compared to 2003 was mainly due to an increase in operating expense activity at the end of 2004 compared to 2003, particularly in the areas of research and development and business development.

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

Net Cash Provided by (Used in) Investing Activities

In 2005 investing activities resulted in an increase in cash and cash equivalents of $7,697,844. In 2004 and 2003, investing activities resulted in a decrease in cash and cash equivalents of $8,183,796 and $169,847, respectively. The increase in 2005 was due to proceeds from the maturity of short-term investments of $13,897,477, partially offset by purchases of short-term investments of $5,955,789, patent additions of $154,193 and purchases of equipment, furniture and fixtures of $89,651. Nearly all of the cash generated from investing activities in 2005 was used to fund operations. In 2004 the Company used proceeds from the private placement of common stock in the first quarter of the year to invest in short-term debt securities consisting of commercial paper and U.S. government agency discount notes. As a security matured it was usually reinvested in a new security, although at times a matured security was not reinvested but was used to fund operations. A total of $12,000,000 of securities purchased with private placement funds or reinvested funds matured during 2004 and a total of $19,889,565 of proceeds from the private placement or matured securities was used to acquire short-term securities in 2004. Purchases of equipment, furniture and fixtures utilized cash of $218,038 and $1,160 in 2004 and 2003, respectively. The 2004 purchases occurred mainly at the Antares/Minnesota operations and consisted primarily of furniture and office equipment in connection with the move to new office and laboratory space, new disposable component tooling, and upgrades to computer hardware and software. Capital spending in 2003 was essentially halted. Capitalized spending related to patent development in 2004 and 2003 was $76,193 and $168,687, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $619,700, $15,140,603 and $5,595,813 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the Company received $476,000 from the sale of common stock and $193,700 from the exercise of warrants, which was partially offset by the payment of preferred stock dividends of $50,000. In 2004, net cash provided by financing activities resulted primarily from net proceeds of $13,753,400 from the private placement of common stock and proceeds of $1,472,500 from the exercise of warrants, partially offset by principal payments on capital lease obligations of $35,297 and payment of preferred stock dividends of $50,000. In 2003 the Company received net proceeds of $3,930,000 from the sale of common stock and warrants in private placements in July, proceeds from loans from a debenture holder of $621,025, and $1,600,000 in subordinated loans from stockholders. In 2003 the Company made principal payments on convertible debentures and capital lease obligations of $464,000 and $107,461, respectively.

In the first quarter of 2006 the Company received net proceeds of approximately $10,000,000 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share.

On October 19, 2005, the Company’s largest stockholder and Chairman of the Board, Dr. Jacques Gonella, provided a line of credit of up to $4,000,000, of which $2,000,000 is available to support general working capital needs of the Company. Borrowings under the line of credit will be at prime plus 2%. Principal and interest are convertible into shares of the Company’s common stock at the lesser of $1.26 per share or the per share price at which common shares are issued or the exercise or conversion price of securities issued during the term of the agreement. Borrowings will generally be secured by a security interest in license, milestone payments, and royalties to the Company from licensing of its ATD™ gel products and/or technology. As additional consideration for this line of credit, the Company agreed to issue to Dr. Gonella common stock warrants that will be issued at rates ranging from 18% to 32% of each borrowing. A total of 1,000,000 warrants will be issued if the Company borrows the entire $4,000,000. At December 31, 2005 there had been no borrowings under this line of credit. As of March 3, 2006 this line of credit was terminated.

The Company’s contractual cash obligations at December 31, 2005 are associated with operating leases and are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total contractual cash obligations	$1,022,220	$277,243	$619,685	$125,292	$—

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment. Among other items, the standard requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated statement of operations. Note 2 to the Consolidated Financial Statements contain pro forma disclosures regarding the effect on net loss and net loss per share as if the fair value method of accounting for stock-based compensation had been applied. The SEC deferred the effective date of Statement 123R to allow companies to implement the new standard at the beginning of calendar year 2006. The Company expects to implement the new standard beginning January 1, 2006, and to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R, and unvested equity awards granted prior to the effective date will continue to be accounted for in accordance with Statement 123 as they have been for purposes of pro forma disclosures, except that amounts will be recognized in the statement of operations. The Company expects recognized expense in 2006 will increase by approximately $800,000 to $1,000,000 as a result of the new standard.

Item 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the years ended December 31, 2005, 2004 and 2003 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring, discussed in Note 10 to the Consolidated Financial Statements, establishes pricing in Euros for products sold under the existing supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTARES PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

March 10, 2006

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$2,718,472	$1,652,408
Short-term investments	—	7,971,625
Accounts receivable, less allowance for doubtful accounts of $20,800 and $22,500, respectively	223,944	277,606
Other receivables	48,185	64,359
Inventories	36,022	92,344
Prepaid expenses and other current assets	286,185	81,009

Total current assets	3,312,808	10,139,351
Equipment, furniture and fixtures, net	477,608	611,920
Patent rights, net	936,939	947,459
Goodwill	1,095,355	1,095,355
Other assets	343,654	383,518

Total Assets	$6,166,364	$13,177,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$945,028	$476,509
Accrued expenses and other liabilities	798,468	626,583
Deferred revenue	604,143	547,006

Total current liabilities	2,347,639	1,650,098
Deferred revenue – long term	3,062,076	3,338,666

Total liabilities	5,409,715	4,988,764

Stockholders’ Equity:
Series A Convertible Preferred Stock: $0.01 par; authorized 10,000 shares; 0 and 1,500 issued and outstanding at December 31, 2005 and 2004, respectively	—	15
Series D Convertible Preferred Stock: $0.01 par; authorized 245,000 shares; 0 and 63,588 issued and outstanding at December 31, 2005 and 2004, respectively	—	636
Common Stock: $0.01 par; authorized 100,000,000 shares; 43,019,486 and 40,418,406 issued and outstanding at December 31, 2005 and 2004, respectively	430,195	404,184
Additional paid-in capital	95,253,209	94,479,402
Prepaid license discount	(2,502,178)	(2,698,427)
Accumulated deficit	(91,123,107)	(82,575,151)
Deferred compensation	(706,104)	(759,342)
Accumulated other comprehensive loss	(595,366)	(662,478)

	756,649	8,188,839

Total Liabilities and Stockholders’ Equity	$6,166,364	$13,177,603

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$1,511,929	$1,834,431	$2,646,628
Development revenue	183,760	196,648	310,035
Licensing fees	374,021	634,542	695,244
Royalties	155,036	80,335	134,937

Total revenue	2,224,746	2,745,956	3,786,844
Cost of revenues:
Cost of product sales	1,042,504	1,304,504	1,917,647
Cost of development revenue	94,241	67,798	90,236

Total cost of revenues	1,136,745	1,372,302	2,007,883

Gross profit	1,088,001	1,373,654	1,778,961

Operating expenses:
Research and development	3,409,486	2,635,635	2,108,634
Sales, marketing and business development	1,160,752	675,878	462,376
General and administrative	5,106,937	6,436,807	7,841,991

	9,677,175	9,748,320	10,413,001

Operating loss	(8,589,174)	(8,374,666)	(8,634,040)

Other income (expense):
Interest income	128,832	120,292	16,541
Interest expense	(576)	(100,471)	(920,130)
Foreign exchange gains (losses)	(36,718)	(6,849)	1,926
Loss on debt extinguishments	—	—	(885,770)
Loss on conversions of debt to equity	—	—	(16,283,677)
Loss on common stock warrants	—	—	(5,960,453)
Other, net	(320)	13,162	(152,361)

	91,218	26,134	(24,183,924)

Net loss	(8,497,956)	(8,348,532)	(32,817,964)
Preferred stock dividends	(50,000)	(100,000)	(142,857)

Net loss applicable to common shares	$(8,547,956)	$(8,448,532)	$(32,960,821)

Basic and diluted net loss per common share	$(0.21)	$(0.23)	$(2.18)

Basic and diluted weighted average common shares outstanding	41,459,533	36,347,892	15,092,803

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2003, 2004 and 2005

	Convertible Preferred Stock
	Series A		Series D		Common Stock						Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Prepaid License Discount	Accumulated Deficit	Deferred Compensation		Total Stockholders’ Equity
December 31, 2002	1,350	$14	—	$—	10,776,885	$107,769	$42,353,492	$—	$(41,165,798)	$(137,352)	$(502,837)	$655,288
Warrants issued with debt to stockholder	—	—	—	—	—	—	735,514	—	—	—	—	735,514
Conversion of stockholder loans to equity	—	—	—	—	2,398,635	23,986	12,294,909	—	—	—	—	12,318,895
Convertible debentures converted into common stock	—	—	—	—	1,831,110	18,311	594,518	—	—	—	—	612,829
Reacquired intrinsic value of beneficial conversion feature of convertible debentures	—	—	—	—	—	—	(1,225,630)	—	—	—	—	(1,225,630)
Convertible debentures converted into Preferred Series D	—	—	243,749	2,437	—	—	7,084,211	—	—	—	—	7,086,648
Issuance of common stock in private placement	—	—	—	—	4,000,000	40,000	2,301,414	—	—	—	—	2,341,414
Stock-based compensation	—	—	—	—	814,266	8,143	1,881,357	—	—	113,664	—	2,003,164
Exercise of stock options	—	—	—	—	10,400	104	16,146	—	—	—	—	16,250
Preferred stock issued in lieu of dividends	100	1	—	—	—	—	99,999	—	(142,857)	—	—	(42,857)
Reclassification of warrants as equity from debt	—	—	—	—	—	—	8,691,480	—	—	—	—	8,691,480
Prepaid license discount, net of amortization	—	—	—	—	—	—	2,943,739	(2,894,677)	—	—	—	49,062
Net loss	—	—	—	—	—	—	—	—	(32,817,964)	—	—	(32,817,964)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	(116,999)	(116,999)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(32,934,963)

December 31, 2003	1,450	$15	243,749	$2,437	19,831,296	$198,313	$77,771,149	$(2,894,677)	$(74,126,619)	$(23,688)	$(619,836)	$307,094

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (CONTINUED)

Years Ended December 31, 2003, 2004 and 2005

	Convertible Preferred Stock										Accumulated Other Comprehensive Loss
	Series A		Series D		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Prepaid License Discount	Accumulated Deficit	Deferred Compensation		Total Stockholders’ Equity
December 31, 2003	1,450	$15	243,749	$2,437	19,831,296	$198,313	$77,771,149	$(2,894,677)	$(74,126,619)	$(23,688)	$(619,836)	$307,094
Preferred Series D converted into common stock	—	—	(180,161)	(1,801)	1,801,610	18,016	(16,215)	—	—	—	—	—
Issuance of common stock in private placement	—	—	—	—	15,120,000	151,200	13,602,200	—	—	—	—	13,753,400
Stock-based compensation	—	—	—	—	185,000	1,850	1,559,185	—	—	(735,654)	—	825,381
Exercise of warrants	—	—	—	—	3,480,500	34,805	1,513,083	—	—	—	—	1,547,888
Preferred stock dividends	50	—	—	—	—	—	50,000	—	(100,000)	—	—	(50,000)
Amortization of prepaid license discount	—	—	—	—	—	—	—	196,250	—	—	—	196,250
Net loss	—	—	—	—	—	—	—	—	(8,348,532)	—	—	(8,348,532)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	(42,642)	(42,642)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(8,391,174)

December 31, 2004	1,500	15	63,588	636	40,418,406	404,184	94,479,402	(2,698,427)	(82,575,151)	(759,342)	(662,478)	8,188,839
Preferred stock conversions	(1,500)	(15)	(63,588)	(636)	1,835,880	18,359	(17,708)					—
Stock-based compensation	—	—	—	—	50,000	500	128,967	—	—	53,238	—	182,705
Exercise of warrants	—	—	—	—	315,200	3,152	190,548	—	—	—	—	193,700
Issuance of common stock	—	—	—	—	400,000	4,000	472,000	—	—	—	—	476,000
Amortization of prepaid license discount	—	—	—	—	—	—	—	196,249	—	—	—	196,249
Preferred stock dividends	—	—	—	—	—	—	—	—	(50,000)	—	—	(50,000)
Net loss	—	—	—	—	—	—	—	—	(8,497,956)	—	—	(8,497,956)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	67,112	67,112

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(8,430,844)

December 31, 2005	—	$—	—	$—	43,019,486	$430,195	$95,253,209	$(2,502,178)	$(91,123,107)	$(706,104)	$(595,366)	$756,649

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(8,497,956)	$(8,348,532)	$(32,817,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent rights impairment charge	—	233,062	973,769
Depreciation and amortization	317,013	580,080	845,234
Loss on disposal and abandonment of assets	—	5,701	124,125
Stock-based compensation expense	182,705	825,381	1,965,165
Noncash interest expense	—	75,388	862,308
Loss on conversions of debt to equity	—	—	16,283,677
Loss on debt extinguishments	—	—	741,570
Losses on common stock warrants	—	—	5,960,453
Amortization of prepaid license discount	196,249	196,250	49,062
Changes in operating assets and liabilities:
Accounts receivable	48,710	200,855	(307,319)
Other receivables	35,881	(134,678)	30,342
Inventories	56,322	133,064	333,503
Prepaid expenses and other current assets	(210,753)	(16,873)	(19,935)
Other assets	20,002	(232,644)	(47,571)
Accounts payable	501,614	214,367	(355,359)
Accrued expenses and other	194,782	(216,011)	(651,946)
Due to related parties	—	(105,023)	(30,929)
Deferred revenue	(63,098)	(577,700)	2,508,492

Net cash used in operating activities	(7,218,529)	(7,167,313)	(3,553,323)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(89,651)	(218,038)	(1,160)
Additions to patent rights	(154,193)	(76,193)	(168,687)
Purchase of short-term investments	(5,955,789)	(19,889,565)	—
Proceeds from maturity of short-term investments	13,897,477	12,000,000	—

Net cash provided by (used in) investing activities	7,697,844	(8,183,796)	(169,847)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	476,000	13,753,400	2,357,663
Proceeds from exercise of warrants	193,700	1,472,500	—
Proceeds from sales of warrants	—	—	1,588,586
Proceeds from subordinated loans from stockholders	—	—	1,600,000
Proceeds from issuance of convertible debentures	—	—	621,025
Principal payments on convertible debentures	—	—	(464,000)
Principal payments on capital lease obligations	—	(35,297)	(107,461)
Payment of preferred stock dividends	(50,000)	(50,000)	—

Net cash provided by financing activities	619,700	15,140,603	5,595,813

Effect of exchange rate changes on cash and cash equivalents	(32,951)	(65,901)	(211,773)

Net increase (decrease) in cash and cash equivalents	1,066,064	(276,407)	1,660,870
Cash and cash equivalents:
Beginning of year	1,652,408	1,928,815	267,945

End of year	$2,718,472	$1,652,408	$1,928,815

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Antares Pharma, Inc. (“Antares”) is a specialty drug delivery/pharmaceutical company utilizing its experience and expertise in drug delivery systems to enhance the performance of established and developing pharmaceuticals. The Company currently has three primary delivery platforms (1) transdermal gels, (2) fast-melt tablets, and (3) injection devices. The corporate headquarters are located in Exton, Pennsylvania, with research and production facilities for the injection devices in Minneapolis, Minnesota, and research, development and commercialization facilities for the transdermal gels and fast-melt tablets in Basel, Switzerland.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its three wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

The majority of the foreign subsidiaries revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, under Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation,” the Company has determined that the Swiss Franc is the functional currency for its three foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s three foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity. Sales to certain customers by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in the statements of operations.

Cash Equivalents

The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within four to six months of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At December 31, 2004 the securities had a fair value of $7,968,203 and a carrying value of $7,971,625. At December 31, 2005 there were no short-term investments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production and assembly operations are outsourced to a third-party supplier. Disruption of supply from key vendors or the third-party supplier may have a material adverse impact on the Company’s operations.

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

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the Minnesota reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is impaired, the Company compares the fair value of the Minnesota operations to the carrying amount, including goodwill. If the carrying amount of the Minnesota operations exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota operations would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota operations over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2005, 2004 and 2003 resulted in no impairment losses.

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

In the fourth quarter of each year the Company updates its long-range business plan. The Company then reviews patent costs for impairment and identifies patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are included in the business plan. In 2004 and 2003 the Company recognized impairment charges of $233,062 and $973,769, respectively, in general and administrative expenses, which represented the gross carrying amount net of accumulated amortization for the identified patents. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, were $1,382,595 and $435,136, respectively, at December 31, 2004. The Company’s estimated aggregate patent amortization expense for the next five years is $135,000 in 2006, $94,000 in 2007, $89,000 in 2008 and $84,000 in 2009 and 2010.

Accounting for Debt and Equity Instruments

During the first quarter of 2003, in connection with a restructuring of its 10% convertible debentures, the Company issued warrants to purchase common stock to the debenture holders. In the third quarter of 2003, the holders of the restructured debentures exchanged the remaining outstanding principal of such debentures for shares of the Company’s Series D Convertible Preferred Stock. Also in the third quarter of 2003, the Company’s largest stockholder converted debt owed to him by the Company into shares of the Company’s common stock and warrants to purchase the Company’s common stock. The Company also completed a private placement of its common stock and warrants in the third quarter of 2003 and the first quarter of 2004. The accounting for debt and equity transactions is complex and requires the Company to make certain judgments regarding the proper accounting treatment of these instruments. The Company’s significant judgments related to capital transactions included:

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

As discussed in Note 7, in connection with a license agreement entered into with Eli Lilly and Company, the Company issued to Lilly a ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.776 per share. The Company determined that the fair value of the warrant was $2,943,739 using the Black-Scholes option pricing model. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the warrants be treated as a reduction in revenue. The fair value of the warrant was recorded to additional paid-in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced on a straight-line basis over the term of the agreement, offsetting revenue generated under the agreement. If the Company concludes that the revenues from this arrangement will not exceed the costs, part or all of the remaining prepaid license discount may be charged to operations at that time.

Stock-Based Compensation

The Company applies Accounting Principles Board, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock plans. Accordingly, compensation expense has been recognized for restricted stock granted to employees, as discussed in Note 7, but has not been recognized for employee stock options other than the intrinsic value of options when the exercise price of stock options was below the fair value of the options on the date of grant. In September 2003 the Company issued stock options to employees at $1.77 per share when the fair value of the stock was $2.20 per share. In 2005, 2004 and 2003 the Company recognized compensation expense of $117,820, $165,192 and $249,640, respectively, in connection with the employee stock options granted in September 2003. Had compensation cost been determined based on the fair value at the grant date for all stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the net loss and loss per share would have increased to the pro-forma amounts shown below:

	2005	2004	2003
Net loss applicable to common stockholders:
As reported	$(8,547,956)	$(8,448,532)	$(32,960,821)
Stock based employee compensation expense recognized	176,298	272,569	402,124
Fair-value method compensation expense	(1,069,103)	(1,141,813)	(1,484,974)

Pro Forma net loss	$(9,440,761)	$(9,317,776)	$(34,043,671)

Basic and diluted net loss per common share:
As reported	$(0.21)	$(0.23)	$(2.18)
Stock based employee compensation expense recognized	—	—	0.02
Fair-value method compensation expense	(0.02)	(0.03)	(0.10)

Pro Forma net loss per common share	$(0.23)	$(0.26)	$(2.26)

The per share weighted-average fair value of stock based awards granted during 2005, 2004 and 2003 was estimated as $1.25, $0.87 and $1.93 respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.9%	3.7%	3.1%
Annualized volatility	131.0%	124.0%	140.0%
Weighted average expected life, in years	7.0	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%

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

Product Warranty

The Company provides a warranty on its reusable needle-free injector devices. Warranty terms for devices sold to end-users by dealers and distributors are included in the device instruction manual included with each device sold. Warranty terms for devices sold to corporate customers who provide their own warranty terms to end-users are included in the contracts with the corporate customers. The Company is obligated to repair or replace, at the Company’s option, a device found to be defective due to use of defective materials or faulty workmanship. The warranty does not apply to any product that has been used in violation of instructions as to the use of the product or to any product that has been neglected, altered, abused or used for a purpose other than the one for which it was manufactured. The warranty also does not apply to any damage or defect caused by unauthorized repair or the use of unauthorized parts. Warranty periods on devices range from 24 to 30 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
2005	$30,000	$6,212	$(11,212)	$25,000
2004	$50,000	$(13,542)	$(6,458)	$30,000

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

Net Loss Per Share

Basic EPS is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, warrants, convertible debt or convertible preferred stock, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. If the convertible debentures had been dilutive, the associated interest expense and amortization of deferred financing costs, net of taxes, would have been removed from operations and the shares issued would have been assumed outstanding for the dilutive period. Likewise, if the convertible preferred stock were dilutive, any applicable dividends would be removed and the shares issued would be assumed to be outstanding for the dilutive period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

Potentially dilutive securities at December 31, 2005, 2004 and 2003, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	2005	2004	2003
Stock options and warrants	19,840,298	20,256,591	15,405,491
Potentially dilutive shares from Series D convertible preferred stock	—	635,880	2,437,490

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share. In 2005 the Company reclassified legal fees for patent related expenses previously reported as research and development expenses to general and administrative expenses. The amounts of the reclassifications were $910,803 and $1,385,332 in 2004 and 2003, respectively. These amounts include the patent impairment charges of $233,062 and $973,769 in 2004 and 2003, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment. Among other items, the standard requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated statement of operations. Note 2 to the Consolidated Financial Statements contain pro forma disclosures regarding the effect on net loss and net loss per share as if the fair value method of accounting for stock-based compensation had been applied. The SEC deferred the effective date of Statement 123R to allow companies to implement the new standard at the beginning of their next fiscal year. The Company expects to implement the new standard beginning with the first quarter of 2006, and to use the modified prospective transition method. Under this method, awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R, and unvested equity awards granted prior to the effective date will continue to be accounted for in accordance with Statement 123 as they have been for purposes of pro forma disclosures, except that amounts will be recognized in the statement of operations. The Company expects recognized expense in 2006 will increase by approximately $800,000 to $1,000,000 as a result of the new standard.

3.	Composition of Certain Financial Statement Captions

	December 31,
	2005	2004
Inventories:
Raw material	$22,854	$32,335
Finished goods	13,168	60,009

	$36,022	$92,344

Equipment, furniture and fixtures:
Furniture, fixtures and office equipment	$1,161,004	$1,250,751
Production equipment	2,068,887	2,183,026
Less accumulated depreciation	(2,752,283)	(2,821,857)

	$477,608	$611,920

Patent rights:
Patent rights	$1,493,069	$1,382,595
Less accumulated amortization	(556,130)	(435,136)

	$936,939	$947,459

Accrued expenses and other liabilities:
Retirement benefits	$50,000	$100,000
Accrued employee compensation and benefits	371,033	145,388
Other liabilities	377,435	381,195

	$798,468	$626,583

4.	Convertible Debentures

In February 2003, the Company completed a restructuring of its 10% convertible debentures. In connection with this restructuring, the Company recognized a debt extinguishment loss of $885,770 and recognized the remaining unamortized deferred financing costs as interest expense. The restructuring resulted in the issuance of 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures (collectively, the “8% Debentures”) totaling $1,613,255. The 8% Debentures contained terms similar to the 10% debentures, except that the 8% Debentures included a fixed conversion price of $.50 per share and an interest rate of 8% per annum. The 8% Debentures were due March 31, 2004. Similar to the 10% debentures, the Company granted a senior security interest in substantially all of its assets to the holders of the 8% Debentures. In connection with this restructuring, the Company also issued to the holders of the 8% Debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share. The Company determined that the fair value of these warrants was $1,142,442 using the Black Scholes option pricing model. As further discussed in Note 7, these common stock warrants were initially classified as debt for accounting purposes.

On September 12, 2003, $475,000 of the Company’s 8% Debentures were converted into 949,998 shares of common stock, and the holders of the Company’s remaining 8% Debentures exchanged the outstanding $1,218,743 aggregate principal and accrued interest for 243,749 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”). Each share of Series D Preferred was convertible into ten shares of the Company’s common stock, resulting in an aggregate of 2,437,490 shares of common stock issuable upon conversion of the Series D Preferred. As a result, the Series D Preferred was convertible into the same number of shares of common stock as were the 8% Debentures. In connection with the exchange of the 8% Debentures for the Series D Preferred, the holders of the 8% Debentures executed lien release letters terminating the security interest they held in the Company’s assets. As consideration for the release of the security interest, the Company adjusted the exercise price of certain warrants issued to the holders from $0.55 per share to $0.40 per share. These warrants were exercisable for an aggregate of 2,932,500 shares of common stock. In connection with the exchange of the 8% Debentures for the Series D Preferred and the reduction in the warrant exercise price, the Company recognized a loss on conversion of $6,017,346 during 2003. The loss consisted of the fair value of the Series D Preferred plus the increase in fair value of the warrants due to the reduction in the exercise price, less the carrying value of the 8% Debentures. The carrying value of the 8% Debentures included the aggregate principal and accrued interest less unamortized discount and premium.

The Company capitalized costs associated with the issuance of its 10% debentures. These costs were being amortized to interest expense using the effective-interest method over the twelve-month period of the debentures, or the unamortized balance was recorded to additional-paid-in-capital on a pro rata basis as an offset against net proceeds upon conversion of the debentures to common stock. The 10% debentures were restructured and exchanged in January 2003 for 8% debentures. As a result of the debenture restructuring, approximately $223,223 of deferred financing costs was recognized as part of the loss on debt extinguishments. The remaining balance was recognized as interest expense, recorded as part of debt discount on the 8% debentures, or was recorded to additional-paid-in-capital as an offset against net proceeds upon conversion of the debentures to common stock.

As discussed in Note 7, the warrants to purchase 2,932,500 shares of common stock were exercised in 2004 and all of the Series D Preferred were converted into common stock in 2004 and 2005.

5.	Leases

The Company has non-cancelable operating leases for its office, research and development facility in Minneapolis, MN and for its office and research facility in Basel, Switzerland. The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment and furniture under various operating leases.

Rent expense incurred for the years ended December 31, 2005, 2004 and 2003 was $375,090, $436,152 and $670,650, respectively.

Future minimum annual operating lease payments are as follows as of December 31, 2005:

Amount
2006	$277,243
2007	278,632
2008	237,328
2009	103,725
2010	93,660
Thereafter	31,632

Total future minimum lease payments	$1,022,220

6.	Income Taxes

The Company incurred losses for both book and tax purposes in each of the years in the three-year period ended December 31, 2005, and, accordingly, no income taxes were provided. The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2005. Effective tax rates differ from statutory income tax rates in the years ended December 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.0)	(0.0)	(0.0)
Research and experimentation credit	(0.8)	0.1	(0.3)
Valuation allowance increase	21.0	5.4	4.1
Effect of foreign operations	12.8	8.1	2.3
Expiration of net operating losses	0.2	3.0	1.7
Intangibles impairment	—	—	1.0
Foreign net operating loss carryforwards	—	15.7	—
Losses from various financing transactions	—	—	25.0
Other	0.8	1.7	0.2

	0.0%	0.0%	0.0%

Deferred tax assets as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Net operating loss carryforward – U.S.	$14,753,000	$13,924,000
Net operating loss carryforward – Switzerland	2,875,000	2,414,000
Research and development tax credit carryforward	867,000	796,000
Deferred revenue	876,000	964,000
Depreciation and amortization	287,000	418,000
Other	873,000	795,000

	20,531,000	19,311,000
Less valuation allowance	(20,531,000)	(19,311,000)

	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $20,531,000 and $19,311,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,220,000 and $706,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2005, of approximately $40,000,000, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2006 through 2025, with approximately $868,000 expiring over the next three years. Additionally, the Company has a research credit carryforward of approximately $867,000. These credits expire in years 2008 through 2025.

The Company also has a Swiss net operating loss carryforward at December 31, 2005, of approximately $21,200,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2006 through 2012, with approximately $1,600,000 expiring over the next three years.

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

7.	Stockholders’ Equity

Common Stock

In November 2005, in connection with a License Development and Supply Agreement discussed further in Note 10, the Company sold 400,000 shares of its common stock at $1.25 per share.

During 2005 the Company received proceeds of $193,700 in connection with the issuance of 315,200 shares of common stock from the exercise of warrants. In connection with the exercise of 210,000 warrants, the Company agreed to issue new three-year warrants for the purchase of 105,000 shares of common stock with an exercise price of $1.35. The new warrants will be issued in 2006.

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

During 2004 the Company received proceeds of $1,472,500 in connection with the issuance of 3,480,500 shares of common stock from the exercise of warrants. Of the shares issued, 2,932,500 were in connection with warrants exercised after the Company had offered a 30% discount in the exercise price to holders of warrants with an exercise price of under $1.00. In connection with the exercise of these warrants the Company recognized interest expense of $75,388, which represents the difference between the fair values of the warrants on the exercise date before and after applying the discount. Fair value was determined using the Black-Scholes option pricing model.

On September 12, 2003, $475,000 of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures were converted into 949,998 shares of common stock.

As discussed in Note 14, on September 12, 2003, principal of $2,300,000 and accrued interest of $98,635 due to the Company’s largest stockholder, Dr. Jacques Gonella, was converted into 2,398,635 shares of common stock and warrants to acquire 1,798,976 shares of common stock with an exercise price of $1.25 per share. The common stock and warrants issued in this exchange aggregated $12,318,895, resulting in a charge to earnings of $10,266,331.

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

During 2005, 2004 and 2003, a total of 50,000, 50,000 and 784,266 shares of common stock, respectively, were issued to consultants or professional services organizations as compensation for services rendered. The total value of the shares issued was $44,000, $54,550 and $677,809, respectively. In 2004 and 2003 the Company issued 35,000 and 30,000 shares of common stock, respectively, to directors at a value of $30,300 and $39,000, respectively. Common stock values were based on the market price of the stock on the dates the shares were issued.

Stock-Based Compensation to Chief Executive Officer

Jack E. Stover was appointed President and Chief Operating Officer on July 22, 2004, and was appointed Chief Executive Officer on September 1, 2004. The terms of the employment agreement with Mr. Stover included the issuance of options to purchase 500,000 shares of common stock at $0.70 per share and an additional issuance of options to purchase 40,000 shares of common stock in January of 2005, with all options vesting over four years. The employment agreement also included the issuance of 100,000 shares of common stock, of which 50,000 shares vested immediately and the remaining 50,000 shares vested on the first anniversary of his employment. The Company recorded compensation expense of $35,000 related to the shares with immediate vesting and deferred compensation expense of $35,000 related to the shares vesting over one year. The amounts recorded were based on the market value of the stock on the measurement date. The deferred compensation expense was recognized ratably over the one-year vesting period. Compensation expense of $20,417 and $14,583 was recognized in connection with these shares during the years ended December 31, 2005 and 2004, respectively. Mr. Stover can earn up to an additional 459,999 shares of common stock upon the occurrence of various triggering events.

Roger G. Harrison, Ph.D., was Chief Executive Officer of Antares Pharma, Inc., from March 12, 2001 until his resignation effective September 1, 2004. Under the terms of the employment agreement with Dr. Harrison, the Company issued 88,000 restricted shares of common stock with a three-year vesting period that became fully vested on March 12, 2004. The Company had recorded deferred compensation expense of $341,000, the aggregate market value of the 88,000 shares at the measurement date. Compensation expense was recognized ratably over the three-year vesting period. Compensation expense of $23,688 and $113,664 was recognized in connection with these shares during the years ended December 31, 2004 and 2003, respectively.

Series A Convertible Preferred Stock

In June 2005, all 1,500 outstanding shares of Series A Convertible Preferred Stock (“Series A”) were converted into 1,200,000 shares of common stock. On November 10, 1998, the Company had sold 1,000 shares of Series A and warrants to purchase 56,000 shares of common stock to Elan International Services, Ltd., for total consideration of $1,000,000. The Series A carried a 10% dividend which was payable semi-annually.

Convertible Debentures Beneficial Conversion Feature

When the Company’s 10% Convertible Debentures were restructured in February 2003 as discussed in Note 4, the intrinsic value of the beneficial in-the-money conversion feature for the remaining debentures on the date of the restructuring was $1,225,630. This amount exceeded the remaining debt issuance discount from the intrinsic value of the beneficial in-the-money conversion feature when the debentures were originally sold. In accordance with applicable accounting literature the entire amount of the intrinsic value of the beneficial conversion feature on the date of the restructuring was deemed to have been reacquired by the Company and was recorded as a reduction to additional paid-in capital.

Series D Convertible Preferred Stock

In June and September of 2005, the remaining 30,000 and 33,588 shares of Series D Preferred Stock, respectively, were converted into 300,000 and 335,880 shares of common stock. In August 2004, 180,161 shares of Series D Preferred Stock were converted into 1,801,610 shares of common stock. As discussed in Note 4, on September 12, 2003, the holders of the Company’s 8% Senior Secured Convertible Debentures and Amended and Restated 8% Senior Secured Convertible Debentures exchanged the outstanding $1,218,743 aggregate principal and accrued interest of these Debentures for 243,749 shares of the Company’s Series D Convertible Preferred Stock. Each share of Series D Preferred was convertible into ten shares of the Company’s Common Stock, resulting in an aggregate of 2,437,490 shares of Common Stock issuable upon conversion of the Series D Preferred.

Stock Options and Warrants

The Company’s stock option plans allow for the grants of options to officers, directors, consultants and employees to purchase shares of Common Stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options is either ten or eleven years and they vest in varying periods. As of December 31, 2005, these plans had 2,666,178 shares available for grant.

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

The warrants to purchase 3,000,000 shares of common stock issued in the private placement in July 2003 were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The proceeds of $4,000,000 were allocated between equity and debt based on the relative fair values of the common stock and the warrants on the dates of the private placements. The fair value of the common stock was based on the market price and the warrant fair values were calculated using the

Black-Scholes option pricing model. The allocation resulted in an initial value assigned to the warrants of $1,588,586. On September 30, 2003, certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The warrants were adjusted to their fair value of $4,254,211 on September 30, 2003, resulting in a loss of $2,665,626 on these common stock warrants in 2003.

In July 2003 the Company issued warrants to purchase 100,000 shares of the Company’s common stock as compensation for agent services related to the private placement in July 2003. The warrants are exercisable at $1.25 per share and expire in 2008.

As discussed in Note 14, during 2003 the Company issued warrants to Jacques Gonella, its largest stockholder, for the purchase of 2,400,000 shares of common stock at an exercise price of $0.55 per share in connection with Term Notes totaling $1,600,000 and for the purchase of 1,798,976 shares of common stock at an exercise price of $1.25 per share in connection with the conversion of Term Notes to common stock.

In connection with the debenture restructuring transactions completed in February 2003 discussed in Note 4, the Company issued to the holders of the 8% debentures five-year warrants to purchase an aggregate of 2,932,500 shares of the Company’s common stock at an exercise price of $0.55 per share, which was subsequently reduced to $0.40 per share. The warrants were subject to defined indemnifications if the underlying common shares were not fully tradable and the warrant holders incurred losses due to their inability to sell these shares. The Company analyzed the terms and conditions of the warrants and determined that the warrants should be classified as debt under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. As such, the Company was required to mark-to-market these warrants at each reporting period with changes in the warrant values being recorded in the consolidated statement of operations. The warrants were recorded with an initial fair value on January 31, 2003 of $1,142,442, determined using the Black Scholes option pricing model, and were adjusted to their fair value of $4,437,269 at August 13, 2003, when certain terms and conditions of the warrant agreements were amended, causing the warrants to be classified as equity rather than as debt as of the date of the amendment and ending the requirement to adjust the market value of the warrants each reporting period. The Company recognized a loss of $3,294,827 on these common stock warrants in 2003.

As discussed in Note 10, in connection with a license agreement entered into with Eli Lilly and Company, the Company issued to Lilly a ten-year warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.776 per share. The Company granted Lilly certain registration rights with respect to the shares of common stock issuable upon exercise of the warrant. The Company determined that the fair value of the warrant was $2,943,739 using the Black-Scholes option pricing model. The fair value of the warrant was recorded to additional paid in capital and to prepaid license discount, a contra equity account. The prepaid license discount will be reduced on a straight-line basis over the term of the agreement, offsetting revenue generated under the agreement.

A majority of the Company’s warrants have either weighted average or full antidilution protection, which may increase the number of shares issuable under the warrants and/or reduce their effective exercise price if the Company were to sell or issue stock, warrants, options or convertible instruments, as defined in each warrant agreement, at a price less than the then current exercise price of the warrant. Warrants to acquire 380,807 shares of common stock at exercise prices of $2.55 per share have weighted average anti-dilution protection if the Company sells or issues securities at less than the warrant exercise price. These warrants expire in January 2006. Warrants to acquire 9,206,794 shares of common stock at exercise prices ranging from $1.00 to $1.25 have full antidilution protection which reduces the exercise price of the warrants to the effective price paid or payable under new stock or stock equivalent issuances.

Stock option and warrant activity is summarized as follows:

	Options		Warrants
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price
Outstanding at December 31, 2002	818,361	$3.77	1,059,927	$5.97
Granted/Issued	1,329,000	1.75	12,360,676	1.15
Exercised	(10,400)	1.56	—	—
Cancelled	(152,073)	3.78	—	—

Outstanding at December 31, 2003	1,984,888	2.33	13,420,603	1.44
Granted/Issued	1,351,650	1.06	7,051,994	1.25
Exercised	—	—	(3,480,500)	0.42
Cancelled	(62,044)	2.00	(10,000)	2.40

Outstanding at December 31, 2004	3,274,494	1.79	16,982,097	1.43
Granted/Issued	225,000	1.34	—	—
Exercised	—	—	(315,200)	0.61
Cancelled	(243,593)	1.80	(82,500)	2.37

Outstanding at December 31, 2005	3,255,901	1.76	16,584,397	1.44

The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range at December 31, 2005:

	Outstanding			Exercisable
Price Range	Number of Shares Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Pursuant to Option Plans:
$ 0.70 to 0.96	533,000	8.5	$0.71	209,090	$0.71
1.01 to 1.56	1,221,030	7.1	1.35	817,227	1.37
1.77 to 2.29	1,156,162	7.3	1.80	1,156,162	1.80
4.56	339,109	5.0	4.56	339,109	4.56
9.05 to 15.65	6,600	2.1	11.12	6,600	11.12

	3,255,901	7.2	1.76	2,528,188	1.97

Warrants:
$ 0.55 to 1.10	7,638,000	2.7	0.85	7,638,000	0.85
1.25	6,338,970	3.0	1.25	6,338,970	1.25
1.29 to 3.00	1,080,807	0.6	2.06	1,080,807	2.06
3.78	1,000,000	7.5	3.78	1,000,000	3.78
4.00 to 7.03	526,620	0.8	6.55	526,620	6.55

	16,584,397	2.9	1.44	16,584,397	1.44

Total Options & Warrants	19,840,298	3.6	1.49	19,112,585	1.51

8.	Employee Savings Plan

The Company has an employee savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their compensation into the plan. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. For the years ended December 31, 2005 and 2004, the Company elected to make contributions to the plan totaling $73,955 and $65,571, respectively. No elective contributions were made for the year ended December 31, 2003.

9.	Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2005, 2004 and 2003 was $576, $25,106 and $20,321, respectively.

As discussed in Note 4, the Company completed a number of noncash financing transactions in 2003 related to its convertible debentures.

As discussed in Note 14, on September 12, 2003, the total of all Term Note agreements with the Company’s largest stockholder, which included principal of $2,300,000 and accrued interest of $98,635, was converted into 2,398,635 shares of common stock.

10.	License Agreements

Teva License Development and Supply Agreement

On November 23, 2005, Antares Pharma, Inc. entered into an exclusive License Development and Supply Agreement with an affiliate of Teva Pharmaceutical Industries Ltd. Pursuant to the parties’ agreement, the affiliate is obligated to purchase all of its delivery device requirements from Antares for an undisclosed product to be marketed in the United States only. Antares will receive an upfront cash royalty payment, milestone fees and a royalty payment equal to a negotiated percentage of the gross profit of each product sold. Antares also granted the affiliate a right of first offer to obtain rights for use of the delivery device for the undisclosed product in other territories. In addition, pursuant to a Stock Purchase Agreement, the affiliate has purchased 400,000 shares of Antares common stock at a per share price of $1.25. Antares granted the affiliate certain registration rights with respect to the purchased shares of common stock.

Eli Lilly Development and License Agreement

On September 12, 2003, the Company entered into a Development and License Agreement (the “License Agreement”) with Eli Lilly and Company. Under the License Agreement, the Company granted Lilly an exclusive license to certain of the Company’s reusable needle-free technology in the fields of diabetes and obesity. The Company also granted an option to Lilly to apply the technology in one additional therapeutic area. Additionally, as further discussed in Note 7, the Company issued to Lilly a ten-year warrant to purchase shares of the Company’s common stock. The Company granted Lilly certain registration rights with respect to the shares of common stock issuable upon exercise of the warrant. The Company determined that the fair value of the warrant was $2,943,739 using the Black-Scholes option pricing model. The fair value of the warrant was recorded to additional paid in capital and to prepaid license discount, a contra equity account.

The Company analyzed this contract to determine the proper accounting treatment under EITF 00-21, discussed in Note 2. The Company reached the conclusion that although there are multiple deliverables in the contract, the entire contract must be accounted for as one unit of accounting. Therefore, all revenue will be deferred when billed under the contract terms and will be recognized into revenue on a straight-line basis over the remaining life of the contract. All related costs will also be deferred and recognized as expense over the remaining life of the contract on a straight-line basis. The prepaid license discount will be amortized against revenue on a straight-line basis over the life of the contract. If the Company concludes that the revenues from this arrangement will not exceed the costs, part or all of the remaining prepaid license discount may be charged to earnings at that time.

Ferring License Agreement

The Company entered into a License Agreement, dated January 22, 2003, with Ferring, under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s reusable needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s reusable needle-free injector devices for the field of human growth hormone. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products.

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

In August 2001, BioSante entered into an exclusive agreement with Solvay in which Solvay has sublicensed from BioSante the U.S. and Canadian rights to an estrogen/progestogen combination transdermal hormone replacement gel product, one of the four drug-delivery products the Company has licensed to BioSante. Under the terms of the license agreement between the Company and BioSante, the Company received a portion of the up front payment made by Solvay to BioSante, net of the portion of the initial up front payment the Company received from BioSante intended to offset sublicense up front payments. The Company is also entitled to a portion of any milestone payments or royalties BioSante receives from Solvay under the sublicense agreement. The Company is recognizing the payment received from BioSante in revenue over an 108-month period. The Company received a $200,000 milestone payment in January of 2003 and is recognizing revenue over a period of 91 months. All other milestone payments will be recognized ratably from the date the milestone payment is earned until the receipt of final regulatory approval in the U.S. and Canada.

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

Under the cumulative deferral method, the Company ratably recognizes revenue related to milestone payments from the date of achievement of the milestone through the estimated date of the first completed registration in Germany, France or the United Kingdom. The Company expects the first completed registration to occur in the second quarter of 2010. The Company is recognizing the first $1,000,000 milestone payment over a period of 133 months, the $500,000 received in 2002 over 99 months, and will recognize the two $250,000 payments and the third $1,000,000 payment from the date the milestone is earned until the estimated date of the first completed registration.

11.	Third Party Supply Agreement

On February 22, 2003 the Company entered into a manufacturing agreement under which all assembly work that had been performed by the Company at its Minneapolis facility was to be outsourced to a third-party supplier (“Supplier”). Under the terms of the agreement, the Supplier is responsible for procurement of raw materials and components, inspection of procured materials, production, assembly, testing, sterilization, labeling, packaging and shipping to the Company’s customers. The manufacturing operations were transferred to the Supplier in April 2003. The Company has responsibility for the manufacturing of the product including the quality of all products and the release of all products produced by the Supplier. The agreement had an initial term of two years and continues with a six-month termination notice available to either party. The Company reviewed the long-lived assets related to the manufacturing operations and determined there was no impairment as a result of the transfer. Additionally, the historical cost of assembly equipment owned by the Company used by its Supplier in assembly operations was approximately $70,000. These assets became fully depreciated in 2004 in accordance with the Company’s standard depreciation policy.

12.	Segment Information and Significant Customers

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	December 31,
	2005	2004
Switzerland	$1,339,101	$1,022,485
United States of America	4,827,263	12,155,118

	$6,166,364	$13,177,603

Revenues by customer location are summarized as follows:

	For the Years Ended December 31,
	2005	2004	2003
United States of America	$511,567	$491,014	$883,101
Europe	1,215,814	1,866,359	2,758,478
Other	497,365	388,583	145,265

	$2,224,746	$2,745,956	$3,786,844

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	2005	2004	2003
Ferring	$1,065,835	$1,299,469	$2,370,506
JCR	258,949	161,097	11,500
BioSante	161,021	289,031	520,977
Solvay	140,963	334,276	309,326

The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

	2005	2004
Ferring	$65,304	$86,149
Ratiopharm	58,823	—
SciGen, Ltd.	56,118	85,141
Eli Lilly and Company	—	65,260

13.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2005:
Total revenues	$554,385	$492,425	$443,978	$733,958
Gross profit	246,897	224,100	144,096	472,908
Net loss applicable to common shares (2)	(2,272,872)	(2,377,729)	(1,976,629)	(1,920,726)
Net loss per common share (2)	(.06)	(.06)	(.05)	(.05)
Weighted average shares (1)	40,457,850	40,539,760	42,171,329	42,637,420

2004:
Total revenues	$725,821	$691,380	$613,175	$715,580
Gross profit	380,338	288,580	347,502	357,234
Net loss applicable to common shares (2)	(1,894,427)	(1,762,015)	(2,219,185)	(2,572,905)
Net loss per common share (2)	(.07)	(.05)	(.06)	(.06)
Weighted average shares (1)	28,627,275	37,943,664	38,825,537	39,982,515

(1)	Loss per Common Share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential Common Shares is anti-dilutive.

(2)	The net loss applicable to common shares and net loss per common share include preferred stock dividends of $50,000 in the second quarter of 2005 and in each of the second and fourth quarters of 2004. The fourth quarter of 2004 includes a patent rights impairment charge of $233,062.

14.	Related Party Transactions

On October 19, 2005, the Company’s largest stockholder and Chairman of the Board, Dr. Jacques Gonella, provided a line of credit of up to $4,000,000, of which $2,000,000 is available to support general working capital needs of the Company. Borrowings under the line of credit will be at prime plus 2%. Principal and interest are convertible into shares of the Company’s common stock at the lesser of $1.26 per share or the per share price at which common shares are issued or the exercise or conversion price of securities issued during the term of the agreement. Borrowings will generally be secured by a security interest in license, milestone payments, and royalties to the Company from licensing of its ATD™ gel products and/or technology. As additional consideration for this line of credit, the Company agreed to issue to Dr. Gonella common stock warrants that will be issued at rates ranging from 18% to 32% of each borrowing. A total of 1,000,000 warrants will be issued if the Company borrows the entire $4,000,000. At December 31, 2005 there had been no borrowings under this line of credit. As of March 3, 2006 this line of credit was terminated.

In 2001 the Company entered into a consulting agreement with JG Consulting AG, a company owned by the Company’s largest stockholder and Chairman of the Board, Dr. Jacques Gonella. This agreement was terminated as of December 31, 2003. The Company recognized expense of $186,000 in 2003 in connection with this agreement.

During 2003 the Company recognized expense of $26,500 for consulting services provided by John Gogol, one of the Company’s board members until September 2003.

During 2003 the Company borrowed from the Company’s largest stockholder, Dr. Jacques Gonella, $1,600,000 under various Term Note agreements. The loans were due in December 2003 with interest at the three-month Euribor Rate as of the dates of the loans, plus 5%. Dr. Gonella was also issued warrants for the purchase of 2,400,000 shares of the Company’s common stock at an exercise price of $0.55 per share in connection with the loans. The face value of the $1,600,000 of stockholder loans was allocated between the loans and the warrants based on the relative fair values of each, with the amount allocated to the warrants being recorded as equity and as a discount on the debt, which was being amortized to interest expense over the life of the loans. The fair value of the warrants was calculated with the Black-Scholes option pricing model using risk free interest rates ranging from 2.1% to 3.9%, volatility of 136%, option life of 5 years and dividend yield of 0.0%. On September 12, 2003, the total of all Term Note agreements, which included principal of $1,600,000 borrowed in 2003 and $700,000 borrowed in 2002 and accrued interest of $98,635, was converted into 2,398,635 shares of common stock. In connection with this conversion the stockholder was issued warrants for the purchase of 1,798,976 shares of the Company’s common stock at an exercise price of $1.25 per share. The difference between the fair value of the common stock and warrants issued to the stockholder in excess of the carrying value of the debt on September 12, 2003, the date of the conversions, totaled $10,266,331, and was recorded as loss on conversions of debt to equity in the statement of operations.

15.	Subsequent Event

In the first quarter of 2006 the Company received net proceeds of approximately $10,000,000 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share.

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

Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item concerning directors is incorporated herein by reference to the section captioned “Election of Directors” in the proxy statement.

The information required by this item concerning executive officers is incorporated herein by reference to the section captioned “Executive Officers of the Company” in the proxy statement.

The information required by this item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement.

The Board of Directors adopted a Code of Business Conduct and Ethics that is applicable to all employees and directors. We will provide copies of our Code of Business Conduct and Ethics without charge upon request. To obtain a copy, please send your written request to Antares Pharma, Inc., 707 Eagleview Boulevard, Suite 414, Exton, PA 19341, Attn: Corporate Secretary.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Report of the Compensation Committee”, “Employment Agreements with Executive Officers”, “Executive Compensation” and “Performance Graph” in the proxy statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the proxy statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the proxy statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections captioned “Audit Fees,” “Audit Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” in the proxy statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements - see Part II

(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the financial statements or the notes thereto.

(3)	Item 601 Exhibits - see list of Exhibits below

(b)	Exhibits

The following is filed as an exhibit to Part I of this Form 10-K:

Exhibits	Description
3.1	Certificate of Incorporation (u)

3.2	Bylaws (u)

4.1	Form of Certificate for Common Stock (a)

10.0	Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (e)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (f)

10.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (f)

10.3	Registration Rights Agreement with Aventic Partners AG, Basellandschaftliche Kantonalbank and HCI Healthcare Investments Limited dated February 5, 2001, and Lombard Odier & Cie dated March 5, 2001 (f)

10.4	Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999 (d)

10.5	Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999 (d)

10.6	Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

10.7*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Lawrence Christian (f)

10.8*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Peter Sadowski (f)

10.9*	Employment Agreement, dated May 31, 2000 with Dr. Dario Carrara (g)

10.10*	1993 Stock Option Plan (a)

10.11*	Form of incentive stock option agreement for use with 1993 Stock Option Plan (a)

10.12*	Form of non-qualified stock option agreement for use with 1993 Stock Option Plan (a)

10.13*	1996 Stock Option Plan, with form of stock option agreement (a)

10.14*	1998 Stock Option Plan for Non-Employee Directors (b)

10.15#	Agreement with Becton Dickinson dated January 1, 1999 (c)

10.16#	License & Development Agreement with Elan Corporation, plc, dated November 10, 1998 (c)

10.17	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors and Consultants (l)

10.18	Amended and Restated 2001 Incentive Stock Option Plan for Employees (l)

10.19	Office lease agreement with 707 Eagleview Boulevard Associates, a Pennsylvania Partnership, dated June 18, 2001 (g)

10.20	Securities Purchase Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership (h)

10.21	Registration Rights Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership (h)

10.22**	License Agreement with Solvay Pharmaceuticals BV, dated June 9, 1999 (i)

10.23**	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000 (i)

10.24**	Amendment No. 1 to License Agreement with BioSante Pharmaceuticals, Inc., dated May 20, 2001 (i)

10.25**	Amendment No. 2 to License Agreement with BioSante Pharmaceuticals, Inc., dated July 5, 2001 (i)

10.26**	Amendment No. 3 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 28, 2001 (i)

10.27**	Amendment No. 4 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 8, 2002 (i)

10.28	Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (j)

10.29	Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (j)

10.30	Registration Rights Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (j)

10.31	Form of Warrant, dated January 31, 2003 (j)

10.32**	License Agreement between Antares Pharma, Inc. and Ferring, dated January 21, 2003 (k)

10.33	Securities Purchase Agreement dated July 7, 2003 (m)

10.34	Form of Registration Rights Agreement dated July 7, 2003 (m)

10.35	Voting Agreement, dated July 7, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (m)

10.36	Form of Warrant, dated July 7, 2003 (m)

10.37	Form of Securities Purchase Agreement dated July 17, 2003 (n)

10.38	Form of Registration Rights Agreement dated July 17, 2003 (n)

10.39	Form of Warrant, dated July 17, 2003 (n)

10.40	Form of Lock-Up Agreement dated July 17, 2003 (n)

10.41	Securities and Exchange Agreement, dated September 12, 2003 (o)

10.42**	Development and License Agreement, dated September 12, 2003, with Eli Lilly and Company (p)

10.43	Warrant Agreement with Eli Lilly and Company dated September 12, 2003 (p)

10.44	Registration Rights Agreement with Eli Lilly and Company dated September 12, 2003 (p)

10.45	Form of Securities Purchase Agreement dated February 10, 2004 (q)

10.46	Form of Registration Rights Agreement, dated February 10, 2004 (q)

10.47	Form of Warrant Agreement, dated February 10, 2004 (q)

10.48	Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004 (r)

10.49	Form of Indemnification Agreement, dated January 2, 2004, between Antares Pharma, Inc. and each of its directors and executive officers (r)

10.50	Employment Agreement, dated July 22, 2004, with Jack E. Stover (s)

10.51	Employment Agreement, dated February 14, 2005, with James Hattersley (t)

10.52	Development Supply Agreement (v)

10.53	Line of Credit Agreement, dated October 19, 2005, between Antares Pharma, Inc. and Dr. Jacques Gonella (w)

10.54**	License Development and Supply Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005

10.55	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005

10.56	Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (x)

10.57	Form of Common Stock and Warrant Purchase Agreement, dated February 27, 2006

10.58	Form of Investors Rights Agreement, dated March 2, 2006

10.59	Form of Common Stock Purchase Warrant, dated March 2, 2006

14.1	Code of Business Conduct and Ethics (r)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO and CFO Certification

*	Indicates management contract or compensatory plan or arrangement.

**	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.

#	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.21 and 10.23 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(a)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.

(b)	Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(c)	Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(d)	Incorporated by reference to Form 10-K for the year ended December 31, 1999.

(e)	Incorporated by reference to the Proxy Statement filed December 28, 2000.

(f)	Incorporated by reference to Form 10-K for the year ended December 31, 2000.

(g)	Incorporated by reference to Form 10-K for the year ended December 31, 2001.

(h)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2002.

(i)	Incorporated by reference to Form 10-K/A for the year ended December 31, 2001, filed on September 19, 2002.

(j)	Incorporated by reference to Form 8-K filed with the SEC on February 12, 2003.

(k)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2003.

(l)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-111177), filed with the Securities and Exchange Commission on December 15, 2003.

(m)	Incorporated by reference to Form 8-K filed with the SEC on July 9, 2003.

(n)	Incorporated by reference to Form 8-K filed with the SEC on July 22, 2003.

(o)	Incorporated by reference to Form 8-K filed with the SEC on September 15, 2003.

(p)	Incorporated by reference to Form 8-K filed with the SEC on September 18, 2003.

(q)	Incorporated by reference to Form 8-K filed with the SEC on February 10, 2004.

(r)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, and incorporated herein by reference.

(s)	Previously filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 15, 2004, and incorporated herein by reference.

(t)	Previously filed as an exhibit to our Form 8-K filed with the SEC on February 15, 2005, and incorporated herein by reference.

(u)	Previously filed as an exhibit to our Schedule 14A filed with the SEC on March 18, 2005, and incorporated herein by reference.

(v)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 15, 2005, and incorporated herein by reference.

(w)	Previously filed as an exhibit to our Form 8-K filed with the SEC on October 24, 2005, and incorporated herein by reference.

(x)	Previously filed as an exhibit to our Form 8-K filed with the SEC on February 14, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Exton, State of Pennsylvania, on March 20, 2006.

ANTARES PHARMA, INC.

/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 20, 2006.

Signature	Title

/s/ Jack E. Stover	President, Chief Executive Officer and Director
Jack E. Stover	(principal executive officer)

/s/ Robert F. Apple	Senior Vice President and Chief Financial Officer
Robert F. Apple	(principal financial and accounting officer)

/s/ Dr. Jacques Gonella	Director, Chairman of the Board
Dr. Jacques Gonella

/s/ Thomas J. Garrity	Director
Thomas J. Garrity

/s/ Anton Gueth	Director
Anton Gueth

/s/ Dr. Rajesh Shrotriya	Director
Dr. Rajesh Shrotriya

/s/ Dr. Paul Wotton	Director
Dr. Paul Wotton

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Shareholders

Antares Pharma, Inc.:

Under the date of March 10, 2006, we reported on the consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, as included in Antares Pharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of Antares Pharma, Inc.’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

March 10, 2006

Antares Pharma, Inc.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2005 Allowance for doubtful accounts (Deducted from accounts receivable)	$22,500	$6,173	$7,873	$20,800
Year Ended December 31, 2004 Allowance for doubtful accounts (Deducted from accounts receivable)	$21,500	$1,000	$0	$22,500
Year Ended December 31, 2003 Allowance for doubtful accounts (Deducted from accounts receivable)	$12,000	$33,705	$24,205	$21,500