Form 10-K/A
period 2005-12-31
ANTARES PHARMA INC
filed 2006-05-05
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-32302

ANTARES PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1350192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Eagleview Boulevard, Suite 414, Exton, PA	19341
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 458-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: Common Stock, $.01 Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934 (the “Act”).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders filed on March 21, 2006 are incorporated by reference into Part III of this annual report on Form 10-K.

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) of Antares Pharma, Inc. (the “Registrant”) is being filed to re-file Exhibit 10.54, which exhibit has been amended pursuant to comments received from the Staff of the Securities and Exchange Commission (the “Commission”) on April 17, 2006 with respect to a confidential treatment request filed with the Commission.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents were filed as part of the initial filing of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 20, 2006:

(1)	Financial Statements – see Part II

(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule. Schedule II – Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the financial statements or the notes thereto.

(3)	Item 601 Exhibits – see list of Exhibits below

(b)	Exhibits

The following is filed as an exhibit to Part I of this Form 10-K/A:

Exhibit	Description
3.1	Certificate of Incorporation (u)

3.2	Bylaws (u)

4.1	Form of Certificate for Common Stock (a)

10.0	Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (e)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (f)

10.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (f)

10.3	Registration Rights Agreement with Aventic Partners AG, Basellandschaftliche Kantonalbank and HCI Healthcare Investments Limited dated February 5, 2001, and Lombard Odier & Cie dated March 5, 2001 (f)

10.4	Exclusive License & Supply Agreement with Bio-Technology General Corporation, dated December 22, 1999 (d)

10.5	Preferred Stock Purchase Agreement with Bio-Technology General Corporation, dated December 22, 1999 (d)

Exhibit	Description
10.6	Preferred Stock, Option and Warrant Purchase Agreement, dated January 25, 1996, with Becton Dickinson and Company (a)

10.7*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Lawrence Christian (f)

10.8*	Employment Agreement and Term and Compensation Addendum for 2000, dated May 1, 2000, with Peter Sadowski (f)

10.9*	Employment Agreement, dated May 31, 2000 with Dr. Dario Carrara (g)

10.10*	1993 Stock Option Plan (a)

10.11*	Form of incentive stock option agreement for use with 1993 Stock Option Plan (a)

10.12*	Form of non-qualified stock option agreement for use with 1993 Stock Option Plan (a)

10.13*	1996 Stock Option Plan, with form of stock option agreement (a)

10.14*	1998 Stock Option Plan for Non-Employee Directors (b)

10.15#	Agreement with Becton Dickinson dated January 1, 1999 (c)

10.16#	License & Development Agreement with Elan Corporation, plc, dated November 10, 1998 (c)

10.17	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors and Consultants (l)

10.18	Amended and Restated 2001 Incentive Stock Option Plan for Employees (l)

10.19	Office lease agreement with 707 Eagleview Boulevard Associates, a Pennsylvania Partnership, dated June 18, 2001 (g)

10.20	Securities Purchase Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership (h)

10.21	Registration Rights Agreement, dated July 12, 2002, between Antares Pharma, Inc. and AJW Partners, LLC; AJW/New Millennium Offshore, Ltd.; Pegasus Capital Partners, LLC; XMark Fund, L.P.; XMark Fund, Ltd.; SDS Merchant Fund, LP; and OTATO Limited Partnership (h)

10.22**	License Agreement with Solvay Pharmaceuticals BV, dated June 9, 1999 (i)

10.23**	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000 (i)

10.24**	Amendment No. 1 to License Agreement with BioSante Pharmaceuticals, Inc., dated May 20, 2001 (i)

Exhibit	Description

10.25**	Amendment No. 2 to License Agreement with BioSante Pharmaceuticals, Inc., dated July 5, 2001 (i)

10.26**	Amendment No. 3 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 28, 2001 (i)

10.27**	Amendment No. 4 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 8, 2002 (i)

10.28	Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (j)

10.29	Debenture and Warrant Purchase Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (j)

10.30	Registration Rights Agreement, dated January 31, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P., XMark Fund, Ltd. and SDS Merchant Fund, LP (j)

10.31	Form of Warrant, dated January 31, 2003 (j)

10.32**	License Agreement between Antares Pharma, Inc. and Ferring, dated January 21, 2003 (k)

10.33	Securities Purchase Agreement dated July 7, 2003 (m)

10.34	Form of Registration Rights Agreement dated July 7, 2003 (m)

10.35	Voting Agreement, dated July 7, 2003, by and among Antares Pharma, Inc., XMark Fund, L.P. and XMark Fund, Ltd. (m)

10.36	Form of Warrant, dated July 7, 2003 (m)

10.37	Form of Securities Purchase Agreement dated July 17, 2003 (n)

10.38	Form of Registration Rights Agreement dated July 17, 2003 (n)

10.39	Form of Warrant, dated July 17, 2003 (n)

10.40	Form of Lock-Up Agreement dated July 17, 2003 (n)

10.41	Securities and Exchange Agreement, dated September 12, 2003 (o)

10.42**	Development and License Agreement, dated September 12, 2003, with Eli Lilly and Company (p)

10.43	Warrant Agreement with Eli Lilly and Company dated September 12, 2003 (p)

10.44	Registration Rights Agreement with Eli Lilly and Company dated September 12, 2003 (p)

Exhibit	Description
10.45	Form of Securities Purchase Agreement dated February 10, 2004 (q)

10.46	Form of Registration Rights Agreement, dated February 10, 2004 (q)

10.47	Form of Warrant Agreement, dated February 10, 2004 (q)

10.48	Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004 (r)

10.49	Form of Indemnification Agreement, dated January 2, 2004, between Antares Pharma, Inc. and each of its directors and executive officers (r)

10.50	Employment Agreement, dated July 22, 2004, with Jack E. Stover (s)

10.51	Employment Agreement, dated February 14, 2005, with James Hattersley (t)

10.52	Development Supply Agreement (v)

10.53	Line of Credit Agreement, dated October 19, 2005, between Antares Pharma, Inc. and Dr. Jacques Gonella (w)

10.54**	License Development and Supply Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005

10.55***	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005

10.56	Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (x)

10.57***	Form of Common Stock and Warrant Purchase Agreement, dated February 27, 2006

10.58***	Form of Investors Rights Agreement, dated March 2, 2006

10.59***	Form of Common Stock Purchase Warrant, dated March 2, 2006

14.1	Code of Business Conduct and Ethics (r)

21.1***	Subsidiaries of the Registrant

23.1***	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1***	Section 906 CEO and CFO Certification

*	Indicates management contract or compensatory plan or arrangement.

**	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.

***	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 20, 2006.

#	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.21 and 10.23 were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(a)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-6661), filed with the Securities and Exchange Commission on October 1, 1996.

(b)	Incorporated by reference to Form 10-K for the year ended December 31, 1997.

(c)	Incorporated by reference to Form 10-K for the year ended December 31, 1998.

(d)	Incorporated by reference to Form 10-K for the year ended December 31, 1999.

(e)	Incorporated by reference to the Proxy Statement filed December 28, 2000.

(f)	Incorporated by reference to Form 10-K for the year ended December 31, 2000.

(g)	Incorporated by reference to Form 10-K for the year ended December 31, 2001.

(h)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2002.

(i)	Incorporated by reference to Form 10-K/A for the year ended December 31, 2001, filed on September 19, 2002.

(j)	Incorporated by reference to Form 8-K filed with the SEC on February 12, 2003.

(k)	Incorporated by reference to Form 8-K filed with the SEC on February 20, 2003.

(l)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-111177), filed with the Securities and Exchange Commission on December 15, 2003.

(m)	Incorporated by reference to Form 8-K filed with the SEC on July 9, 2003.

(n)	Incorporated by reference to Form 8-K filed with the SEC on July 22, 2003.

(o)	Incorporated by reference to Form 8-K filed with the SEC on September 15, 2003.

(p)	Incorporated by reference to Form 8-K filed with the SEC on September 18, 2003.

(q)	Incorporated by reference to Form 8-K filed with the SEC on February 10, 2004.

(r)	Previously filed as an exhibit to our Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004, and incorporated herein by reference.

(s)	Previously filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 15, 2004, and incorporated herein by reference.

(t)	Previously filed as an exhibit to our Form 8-K filed with the SEC on February 15, 2005, and incorporated herein by reference.

(u)	Previously filed as an exhibit to our Schedule 14A filed with the SEC on March 18, 2005, and incorporated herein by reference.

(v)	Previously filed as an exhibit to our Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 15, 2005, and incorporated herein by reference.

(w)	Previously filed as an exhibit to our Form 8-K filed with the SEC on October 24, 2005, and incorporated herein by reference.

(x)	Previously filed as an exhibit to our Form 8-K filed with the SEC on February 14, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Exton, Pennsylvania on May 4, 2006.

ANTARES PHARMA, INC.

By:	/s/ JACK E. STOVER
Jack E. Stover
President and Chief Executive Officer