Form 10-Q
period 2006-03-31
ANTARES PHARMA INC
filed 2006-05-15
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 10, 2006, was 52,907,956.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
Assets

Current Assets:
Cash and cash equivalents	$3,738,170	$2,718,472
Short-term investments	6,825,075	—
Accounts receivable, net of allowances of $10,000 and $22,500, respectively	246,576	223,944
Other receivables	154,175	48,185
Inventories	33,975	36,022
Prepaid expenses and other current assets	374,529	286,185

Total current assets	11,372,500	3,312,808

Equipment, furniture and fixtures, net	447,643	477,608
Patent rights, net	938,643	936,939
Goodwill	1,095,355	1,095,355
Other assets	340,330	343,654

Total Assets	$14,194,471	$6,166,364

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$689,135	$945,028
Accrued expenses and other current liabilities	519,853	798,468
Deferred revenue	584,719	604,143

Total current liabilities	1,793,707	2,347,639

Deferred revenue – long term	2,956,451	3,062,076

Total liabilities	4,750,158	5,409,715

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares; 52,785,456 and 43,019,486 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	527,855	430,195
Additional paid-in capital	105,505,525	94,547,105
Prepaid license discount	(2,453,116)	(2,502,178)
Accumulated deficit	(93,527,121)	(91,123,107)
Accumulated other comprehensive loss	(608,830)	(595,366)

	9,444,313	756,649

Total Liabilities and Stockholders’ Equity	$14,194,471	$6,166,364

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$395,084	$406,253
Development revenue	161,694	47,906
Licensing fees	55,819	80,586
Royalties	24,063	19,640

Total revenue	636,660	554,385

Cost of revenues:
Cost of product sales	260,412	282,628
Cost of development revenue	61,076	24,860

Total cost of revenues	321,488	307,488

Gross profit	315,172	246,897

Operating expenses:
Research and development	861,059	788,812
Sales, marketing and business development	360,347	286,744
General and administrative	1,420,000	1,472,634

	2,641,406	2,548,190

Operating loss	(2,326,234)	(2,301,293)

Other income (expense):
Interest income	42,207	42,568
Interest expense	(1,730)	—
Foreign exchange losses	(3,176)	(12,785)
Other, net	(15,581)	(1,362)

	21,720	28,421

Net loss	(2,304,514)	(2,272,872)

Deemed dividend to warrant holders	(99,500)	—

Net loss applicable to common shares	$(2,404,014)	$(2,272,872)

Basic and diluted net loss per common share	$(0.05)	$(0.06)

Basic and diluted weighted average common shares outstanding	46,972,487	40,457,850

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,304,514)	$(2,272,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,306	104,860
Stock-based compensation expense	189,649	47,834
Amortization of prepaid license discount	49,062	49,062
Changes in operating assets and liabilities:
Accounts receivable	(21,935)	144,624
Other receivables	(126,725)	(146,710)
Inventories	2,047	(27,341)
Prepaid expenses and other current assets	(88,362)	(246,526)
Other assets	4,433	6,673
Accounts payable	(265,946)	(33,855)
Accrued expenses and other current liabilities	(283,578)	(142,696)
Deferred revenue	(134,671)	(124,940)

Net cash used in operating activities	(2,911,234)	(2,641,887)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(4,932)	(63,351)
Additions to patent rights	(33,696)	—
Purchases of short-term investments	(6,804,081)	(2,976,913)
Proceeds from maturity of short-term investments	—	6,000,000

Net cash provided by (used in) investing activities	(6,842,709)	2,959,736

Cash flows from financing activities:
Proceeds from sales of common stock, net	9,864,945	—
Proceeds from exercise of warrants and stock options	901,985	61,700

Net cash provided by financing activities	10,766,930	61,700

Effect of exchange rate changes on cash and cash equivalents	6,711	(11,459)

Net increase in cash and cash equivalents	1,019,698	368,090
Cash and cash equivalents:
Beginning of period	2,718,472	1,652,408

End of period	$3,738,170	$2,020,498

See accompanying notes to consolidated financial statements

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2006 and 2005

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications

Certain prior year amounts previously reported as research and development expense have been reclassified to general and administrative expense to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share.

3.	Stock Based Compensation

As of January 1, 2006 the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123R, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25. Accordingly, compensation expense was recognized for restricted stock granted to employees, but was not recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. The Company is using the modified prospective transition method in implementing SFAS No. 123R. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R, the Company’s net loss for the quarter ended March 31, 2006 was approximately $179,000 more than if it had continued to account for stock-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123R did not change basic and diluted earnings per share for the quarter ended March 31, 2006. The Company estimates total compensation expense related to share based arrangements with employees will be approximately $900,000 for 2006.

Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123R for the quarter ended March 31, 2005, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

Three Months Ended March 31, 2005
Net loss:
As reported	$(2,272,872)
Intrinsic value of stock options granted	41,298
Fair-value method compensation expense	(324,465)

Pro forma	$(2,556,039)

Basic and diluted net loss per common share:
As reported	$(0.06)
Intrinsic value of stock options granted	—
Fair-value method compensation expense	—

Pro forma	$(0.06)

The Company’s stock option plans allow for the grants of options to officers, directors, consultants and employees to purchase shares of Common Stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options is either ten or eleven years and they vest in varying periods. As of March 31, 2006, these plans had 1,516,820 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plans as of March 31, 2006 and the changes during the three-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2005	3,255,901	1.76
Granted/Issued	1,227,500	1.49
Exercised	(3,333)	1.32
Cancelled	(78,142)	2.27

Outstanding at March 31, 2006	4,401,926	1.68	7.8	977,288

Exercisable at March 31, 2006	2,650,431	1.91	6.8	450,180

The intrinsic value of stock options exercised in the three-month period ended March 31, 2006 was $1,133. As of March 31, 2006, there was approximately $2,000,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.8 years.

The per share weighted average fair value of options granted during the first quarters of 2006 and 2005 were estimated as $1.49 and $1.25, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2006	2005
Risk-free interest rate	4.4%	3.9%
Annualized volatility	127.0%	131.0%
Weighted average expected life, in years	7.0	7.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer and Chief Financial Officer include stock-based incentives under which the executives could be awarded up to approximately 710,000 shares of common stock upon the occurrence of various triggering events. The weighted average grant date fair value of the awards considered probable of achievement was $0.49 per share which resulted in a total fair value of $141,000, of which $76,000 is expected to be recognized after March 31, 2006 over a weighted average period of 13 months.

4.	Stockholders’ Equity

Common Stock, Options and Warrants

In the first quarter of 2006 the Company received net proceeds of $9,864,945 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share.

Warrant and stock option exercises during the first quarters of 2006 and 2005 resulted in proceeds of $901,985 and $61,700, respectively, and in the issuance of 995,970 and 75,200 shares of common stock, respectively.

During the first quarter of 2006 and 2005 the Company granted options to purchase a total of 1,227,500 and 225,000 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $1.43 to $1.54 per share in 2006 and $1.21 to $1.40 in 2005. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Deemed Dividend to Warrant Holders

In connection with the exercise of 210,000 warrants in the fourth quarter of 2005, the Company agreed to issue new three-year warrants for the purchase of 105,000 shares of common stock with an exercise price of $1.35. The new warrants were issued in the first quarter of 2006 and were estimated to have a fair value of $99,500 using the Black-Scholes option pricing model. The fair value of the new warrants has been recorded as a return to the warrant holders and has increased the net loss applicable to common stockholders in computing net loss per share.

5.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per share.

	Three Months Ended March 31,
	2006	2005
Net loss applicable to common shares	$(2,404,014)	$(2,272,872)
Basic and diluted weighted average common shares outstanding	46,972,487	40,457,850

Basic and diluted net loss per common share	$(0.05)	$(0.06)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 26,675,542 and 20,406,391 at March 31, 2006 and 2005, respectively.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2006 and 2005 was $1.41 and $1.49, respectively.

6.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	March 31, 2006	December 31, 2005
Switzerland	$1,142,900	$1,339,101
United States of America	13,051,571	4,827,263

	$14,194,471	$6,166,364

Revenues by customer location are summarized as follows:

	For the Three Months Ended March 31,
	2006	2005
United States of America	$207,764	$104,923
Europe	273,117	378,841
Other	155,779	70,621

	$636,660	$554,385

The following summarizes significant customers comprising 10% or more of total revenue for the three months ended March 31:

	2006	2005
Ferring Pharmaceuticals BV	$256,796	$330,051
SciGen Ltd	80,584	33,875
Undisclosed	122,551	—

7.	Comprehensive Loss

	Three Months Ended March 31,
	2006	2005
Net loss	$(2,304,514)	$(2,272,872)
Change in cumulative translation adjustment	(13,464)	25,404

Comprehensive loss	$(2,317,978)	$(2,247,468)

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

The Company is reporting a net loss of $2,304,514 for the quarter ended March 31, 2006 and expects to report a net loss for the year ending December 31, 2006, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs, the receipt of revenues from sales of products and the ability to control costs.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has made no changes to these policies during 2006.

Adoption of SFAS No. 123R, Share-Based Payment

As discussed in Note 3 to the Consolidated Financial Statements, as of January 1, 2006 the Company adopted SFAS No. 123R to account for employee stock compensation cost. Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25. Accordingly, compensation expense was recognized for restricted stock granted to employees but was not recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. As a result of the adoption of SFAS No. 123R, the Company has recognized approximately $179,000 of expense in the first three months of 2006 that would not have been recognized under APB Opinion No. 25. The Company estimates total compensation expense related to share based arrangements with employees will be approximately $900,000 for 2006.

Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues for the three months ended March 31, 2006 and 2005 were $636,660 and $554,385, respectively. The increase in revenues was primarily the result of increases in development revenue, partially offset by a decrease in licensing fees. The increase in development revenue was the result of one transdermal gel development project. The licensing fees decrease was primarily due to spreading revenue over longer periods of time as a result of increasing the estimated revenue recognition periods of certain existing license agreements.

Cost of Revenues

The cost of product sales of $260,412 and $282,628 for the first quarter of 2006 and 2005, respectively, are related to reusable needle-free injector devices and disposable components. Cost of sales as a percentage of product sales were 66% and 70% in the first quarters of 2006 and 2005, respectively. This decrease was mainly due to an adjustment increasing the inventory reserve in the first quarter of 2005.

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

Research and Development

Research and development expenses were $861,059 and $788,812 for the three-month periods ended March 31, 2006 and 2005, respectively. The increase was primarily related to transdermal gel development projects, including Phase II studies of Anturol™, and oral fast melt tablet products and consisted mainly of increases in external costs for studies and analysis work around platform validation and proof-of-concept work.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $360,347 and $286,744 for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to an increase in professional services in connection with business development projects related to transdermal gels and oral fast melt tablets.

General and Administrative

General and administrative expenses totaled $1,420,000 and $1,472,634 in the three months ended March 31, 2006 and 2005, respectively. The decrease was primarily due to decreases in professional services, insurance, investor relations and patent expenses, partially offset by the expense increase due to the adoption of SFAS No. 123R and the required recognition of stock option expenses in 2006.

Other Income (Expense)

Other income (expense) was $21,720 and $28,421 in the first quarters of 2006 and 2005, respectively. The decrease in other income was due primarily to increased franchise tax expense in 2006 compared to 2005.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2006. The Company received net proceeds of $9,864,945 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share. In the first quarter of 2006 the Company also received proceeds of $901,985 in connection with warrant and stock option exercises which resulted in the issuance of 995,970 shares of common stock.

The Company believes that the combination of the equity financing and projected product sales and product development and license revenues will provide sufficient funds to support operations for at least the next 12 months. The Company does not currently have any bank credit lines. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

Net cash used in operating activities was $2,911,234 and $2,641,887 for the three-month periods ended March 31, 2006 and 2005, respectively. This was the result of net losses of $2,304,514 and $2,272,872 in 2006 and 2005, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first quarter of 2006 totaled $308,017 compared to $201,756 in 2005. The increase was due primarily to the recognition of stock option expenses in 2006, partially offset by a decrease in depreciation and amortization.

The change in operating assets and liabilities resulted in net decreases in cash of $914,737 and $570,771 in the first quarters of 2006 and 2005, respectively. The primary reason for the use of cash in the first quarter of 2006 was the reduction of accounts payable, accrued expenses and deferred revenue and increases in other receivables and prepaid expenses compared to year-end 2005. Other receivables and prepaid expenses typically increase at the beginning of each year when various annual payments are made. Decreases in deferred revenue were due to the recognition as revenue of previously deferred amounts, which exceeded new deferrals. Other changes in operating assets and liabilities were due to timing of payments and receipts in the ordinary course of business.

Investing Activities

The first quarter of 2006 resulted in net cash used in investing activities of $6,842,709, which was primarily due to purchases of short-term investments of $6,804,081. The first quarter of 2005 resulted in net cash provided by investing activities of $2,959,736, which consisted primarily of proceeds from the maturity of short-term investments of $6,000,000, partially offset by purchases of short-term investments of $2,976,913 and purchases of equipment, furniture and fixtures of $63,351.

Financing Activities

Net cash provided by financing activities totaled $10,766,930 in the first quarter of 2006, which consisted of proceeds from the sale of common stock of $9,864,945 and proceeds from the exercise of warrants and stock options of $901,985. Net cash provided by financing activities in the first quarter of 2005 was $61,700, which was due to proceeds from the exercise of warrants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the quarters ended March 31, 2006 and 2005 was not material. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in Item 1A of this Quarterly Report, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of ($2,304,514) for the quarter ended March 31, 2006 and net losses of ($8,497,956) and ($8,348,532) in the fiscal years ended 2005 and 2004, respectively. In addition, we have accumulated aggregate net losses from the inception of business through March 31, 2006 of ($93,527,121). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.

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

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During the first quarter of 2006 we derived approximately 40%, 13% and 19% of our revenue from Ferring, SciGen Pte Ltd. and an undisclosed company, respectively, and in 2005, we derived approximately 48% and 12% of our revenue, from Ferring and JCR Pharmaceuticals, Co., Ltd., respectively.

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

Competitors in the over active bladder, transdermal gel drug delivery and needle-free injector market, some with greater resources and experience than us, may enter the market, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating fast-melt tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Aradigm, Cellegy Pharmaceuticals, Inc., Watson Pharmaceuticals, Cardinal Health, CIMA Laboratories, Laboratories Besins-Iscovesco, MacroChem Corporation, NexMed, Inc. and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

Others may bring infringement claims against us, which could be time-consuming and expensive to defend

Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringe their patent rights. If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in court. If we cannot obtain required licenses, or obtain licenses on acceptable terms, we may not be able to continue to develop and commercialize our product candidates. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. If we are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by patents of others. Even if we were able to prevail, any litigation could be costly time-consuming and could divert the attention of our management and key personnel from our business operations. We may not have identified, or be able to identify in the future, United States or foreign patents that pose a risk of potential infringement claims. Furthermore, in the event a patent infringement suit is brought against us, the development, manufacture or potential sale of product candidates claimed to infringe on a third party’s intellectual property may have to stop or be delayed. Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could harm our business.

We are aware of a recently issued US Patent relating to a gel formulation of oxybutynin. We believe that we do not infringe this patent and that it should not have been issued. We may seek to invalidate this patent but there can be no assurance that we will prevail. If the patent is determined to be valid and if Anturol™ is approved, we may be delayed in our marketing and the potential market value of Anturol™ may be reduced.

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

Risks Related to Regulatory Matters

We or our licensees may incur significant costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products

The design, development, testing, manufacturing and marketing of pharmaceutical compounds, medical nutrition and diagnostic products and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The approval process is generally lengthy, expensive and subject to unanticipated delays. Currently we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities in other countries and anticipate seeking regulatory approval from the FDA for products developed internally and pursuant to our license agreements. In the future we, or our partners, may need to seek approval for newly developed products. Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by our partners or us.

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

In February 2006, we announced the results of our Phase II dose ranging study for our ATD™ oxybutynin gel product Anturol™. The study was an open label, single period, randomized study using 48 healthy subjects and three different doses of Anturol™ over a 20 day period. Our overall conclusions of the study were positive.

The FDA however, may not concur with our analysis of the data and we may never receive FDA approval for Anturol™ and without FDA approval, we cannot market or sell Anturol™.

Our licensee partner, BioSante, recently submitted an NDA to the FDA for transdermal estradiol gel (Bio-E-Gel). Bio-E-Gel is a low dose estradiol product candidate based on our ATD™ gel system for the treatment of moderate to severe hot flashes in menopausal women. BioSante may never receive FDA approval for Bio-E-Gel and without FDA approval they cannot market or sell Bio-E-Gel, which would eliminate any possible future royalties to us.

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

The 505(b)(2) regulatory pathway for many of our potential pharmaceutical products is uncertain and could result in unexpected costs and delays of approvals.

Transdermal and topical products indicated for the treatment of systemic or local treatments respectively are regulated by the FDA in the U.S. and other similar regulatory agencies in other countries as drug products. Transdermal and topical products are considered to be controlled release dosage forms and may not be marketed in the U.S. until they have been demonstrated to be safe and effective. The regulatory approval routes for transdermal and topical products include the filing of an NDA for new drugs, new indications of approved drugs or new dosage forms of approved drugs. Alternatively, these dosage forms can obtain marketing approval as a generic product by the filing of an ANDA, providing the new generic product is bioequivalent to and has the same labeling as a comparable approved product or as a filing under Section 505(b)(2) where there is an acceptable reference product. Other topical products for local treatment do not require the filing of either an NDA or ANDA, providing that these products comply with existing OTC monographs. The combination of the drug, its dosage form and label claims and FDA requirement will ultimately determine which regulatory approval route will be required.

Many of our transdermal product candidates such as Anturol™ may be developed via the 505(b)(2) route. The 505(b)(2) regulatory pathway is continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we potentially submit an NDA. Additionally, we must reference the most similar predicate products when submitting a 505(b)(2) application. It is therefore probable that:

•	should a more appropriate reference product(s) be approved by the FDA at any time before or during the review of our NDA, we would be required to submit a new application referencing the more appropriate product;

•	the FDA cannot disclose whether such predicate product(s) is under development or has been submitted at any time during another company’s review cycle.

Accordingly, these regulations and the FDA’s interpretation of them might impair our ability to obtain product approval or effectively market our products.

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella, own a substantial portion (as of March 31, 2006, approximately 18%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 104,500 shares of common stock. Additionally, five investors (Crestview Capital Master Fund, North Sound Funds, Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of March 31, 2006, exercisable into an aggregate of 6,162,904 shares of our common stock. Some of these investors plus Atlas Equity also directly own an aggregate of approximately 5,419,884 shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 22%, and the six investors as a group would own approximately 18%, of our common stock.

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

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of March 31, 2006, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00 per share, for an aggregate of approximately 22,300,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $15.65 per share, for an aggregate of approximately 4,405,259 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The warrants and the options are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered or registration will be applied for in the near future.

Sales of our common stock by our officers and directors may lower the market price of our common stock

As of March 31, 2006, our officers and directors beneficially owned an aggregate of approximately 15,000,000 shares (or approximately 26%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other shareholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006 the Company received net proceeds of $9,864,945 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. Additionally, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share. The placement was exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Item 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO and CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

May 12, 2006	/s/ Jack E. Stover
Jack E. Stover
President and Chief Executive Officer

May 12, 2006	/s/ Robert F. Apple
Robert F. Apple
Senior Vice President and Chief Financial Officer