Form 10-Q
period 2006-06-30
ANTARES PHARMA INC
filed 2006-08-14
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended June 30, 2006

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer ID No. 41-1350192

250 Phillips Blvd., Suite 290

Ewing, New Jersey

08618

(609) 359-3020

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

Large Accelerated filer          Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 10, 2006, was 53,094,622.

ANTARES PHARMA, INC.

Back to Index

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$2,482,200	$2,718,472
Short-term investments	6,908,138	—
Accounts receivable, net of allowances of $10,000 and $22,500, respectively	273,029	223,944
Other receivables	126,063	48,185
Inventories	52,549	36,022
Prepaid expenses and other current assets	318,281	286,185

Total current assets	10,160,260	3,312,808

Equipment, furniture and fixtures, net	438,609	477,608
Patent rights, net	968,589	936,939
Goodwill	1,095,355	1,095,355
Other assets	359,077	343,654

Total Assets	$13,021,890	$6,166,364

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,109,430	$945,028
Accrued expenses and other current liabilities	609,969	798,468
Deferred revenue	657,492	604,143

Total current liabilities	2,376,891	2,347,639

Deferred revenue - long term	3,093,847	3,062,076

Total liabilities	5,470,738	5,409,715

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares; 53,094,622 and 43,019,486 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	530,946	430,195
Additional paid-in capital	106,018,557	94,547,105
Prepaid license discount	(2,404,053)	(2,502,178)
Accumulated deficit	(95,983,865)	(91,123,107)
Accumulated other comprehensive loss	(610,433)	(595,366)

	7,551,152	756,649

Total Liabilities and Stockholders’ Equity	$13,021,890	$6,166,364

See accompanying notes to consolidated financial statements.

Back to Index

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Revenue:
Product sales	$603,027	$386,982	$998,111	$793,235
Development revenue	199,717	34,710	361,411	82,616
Licensing fees	20,463	56,421	76,282	137,007
Royalties	35,888	14,312	59,951	33,952

Total revenue	859,095	492,425	1,495,755	1,046,810

Cost of revenue:
Cost of product sales	338,050	261,909	598,462	544,537
Cost of development revenue	93,174	6,416	154,250	31,276

Total cost of revenue	431,224	268,325	752,712	575,813

Gross profit	427,871	224,100	743,043	470,997

Operating expenses:
Research and development	959,394	922,988	1,820,453	1,711,801
Sales, marketing and business development	347,962	354,258	708,309	641,002
General and administrative	1,688,297	1,293,093	3,108,297	2,765,726

	2,995,653	2,570,339	5,637,059	5,118,529

Operating loss	(2,567,782)	(2,346,239)	(4,894,016)	(4,647,532)

Other income (expense):
Interest income	111,212	36,726	153,419	79,294
Interest expense	—	—	(1,730)	—
Foreign exchange losses	2,918	(16,969)	(258)	(29,754)
Other, net	(3,092)	(1,247)	(18,673)	(2,609)

	111,038	18,510	132,758	46,931

Net loss	(2,456,744)	(2,327,729)	(4,761,258)	(4,600,601)

Preferred stock dividends	—	(50,000)	—	(50,000)
Deemed dividend to warrant holders	—	—	(99,500)	—

Net loss applicable to common shares	$(2,456,744)	$(2,377,729)	$(4,860,758)	$(4,650,601)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.10)	$(0.11)

Basic and diluted weighted average common shares outstanding	52,961,664	40,539,760	49,983,621	40,499,032

See accompanying notes to consolidated financial statements.

Back to Index

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(4,761,258)	$(4,600,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	144,066	173,839
Stock-based compensation expense	580,563	93,644
Amortization of prepaid license discount	98,124	98,125
Changes in operating assets and liabilities:
Accounts receivable	(31,088)	92,334
Other receivables	(173,550)	(147,692)
Inventories	(16,527)	14,470
Prepaid expenses and other current assets	(19,797)	(156,186)
Other assets	(6,788)	10,942
Accounts payable	136,122	(23,643)
Accrued expenses and other current liabilities	(204,253)	(53,056)
Deferred revenue	17,541	(271,979)

Net cash used in operating activities	(4,236,845)	(4,769,803)

Cash flows from investing activities:
Purchase of short-term investments	(6,804,081)	(5,955,789)
Proceeds from maturity of short-term investments	—	12,000,000
Purchases of equipment, furniture and fixtures	(21,852)	(76,604)
Additions to patent rights	(78,735)	—

Net cash provided by (used in) investing activities	(6,904,668)	5,967,607

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net	9,782,055	—
Proceeds from exercise of warrants and stock options	1,110,086	61,700
Payment of preferred stock dividends	—	(50,000)

Net cash provided by financing activities	10,892,141	11,700

Effect of exchange rate changes on cash and cash equivalents	13,100	(21,413)

Net increase (decrease) in cash and cash equivalents	(236,272)	1,188,091
Cash and cash equivalents:
Beginning of period	2,718,472	1,652,408

End of period	$2,482,200	$2,840,499

See accompanying notes to consolidated financial statements.

Back to Index

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialty drug delivery/pharmaceutical company utilizing its experience and expertise in drug delivery systems to enhance the performance of established and developing pharmaceuticals. The Company currently has three primary delivery platforms (1) transdermal gels, (2) fast-melt oral disintegrating tablets, and (3) injection devices. The corporate headquarters are located at Princeton Crossroads Corporate Center in Ewing, New Jersey, with research and production facilities for the injection devices in Minneapolis, Minnesota, and research, development and commercialization facilities for the transdermal gels and fast-melt tablets in Basel, Switzerland.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications

Certain prior year amounts previously reported as research and development expense have been reclassified to general and administrative expense to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share.

3.	Stock Based Compensation

As of January 1, 2006 the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123R, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25. Accordingly, compensation expense was recognized for restricted stock granted to employees, but was not recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. The Company is using the modified prospective transition method in implementing SFAS No. 123R. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated and do not include the impact of SFAS No. 123R.

Back to Index

As a result of adopting SFAS No. 123R, the Company’s net loss for the three and six-month periods ended June 30, 2006 was approximately $380,000 and $559,000, respectively, more than if it had continued to account for stock-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123R did not change basic and diluted earnings per share for the three and six-month periods ended June 30, 2006. The Company estimates total compensation expense related to share based arrangements with employees will be approximately $1,000,000 for 2006.

Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123R for the three and six-month periods ended June 30, 2005, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss:
As reported	$(2,377,729)	$(4,650,601)
Intrinsic value of stock options granted	41,268	82,566
Fair-value method compensation expense	(313,744)	(638,209)

Pro forma	$(2,650,205)	$(5,206,244)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.11)
Intrinsic value of stock options granted	—	—
Fair-value method compensation expense	(0.01)	(0.02)

Pro forma	$(0.07)	$(0.13)

The Company’s stock option and equity incentive plans allow for the grants of options, restricted stock and/or performance awards to officers, directors, consultants and employees. Under the Company’s recently adopted 2006 Equity Incentive Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 500,000 shares, and no more than 500,000 shares may be issued as restricted stock grants, restricted stock units and performance awards. Options to purchase shares of Common Stock are granted at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of June 30, 2006, these plans had 3,932,821 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

Back to Index

A summary of stock option activity under the plans as of June 30, 2006 and the changes during the six-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)

Outstanding at December 31, 2005	3,255,901	1.76
Granted/Issued	1,455,000	1.50
Exercised	(3,333)	1.32
Cancelled	(308,309)	2.08

Outstanding at June 30, 2006	4,399,259	1.65	7.5	244,880

Exercisable at June 30, 2006	2,629,470	1.86	6.6	127,332

The intrinsic value of stock options exercised in the six-month period ended June 30, 2006 was $1,133. As of June 30, 2006, there was approximately $1,800,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.6 years.

The per share weighted average fair value of options granted during the first six months of 2006 and 2005 were estimated as $1.37 and $1.25, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,

	2006	2005

Risk-free interest rate	4.4%	3.9%
Annualized volatility	127.0%	131.0%
Weighted average expected life, in years	7.0	7.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer and Chief Financial Officer include stock-based incentives under which the executives could be awarded up to approximately 710,000 shares of common stock upon the occurrence of various triggering events. The Chief Executive Officer was awarded 86,666 of these shares in the second quarter of 2006 when one of the triggering events was reached. A total of approximately $23,000 in compensation expense was recorded in the first half of 2006 in connection with these shares. The weighted average grant date fair value of the remaining awards considered probable of achievement was $0.40 per share which resulted in a total fair value of $80,000, of which $40,000 is expected to be recognized after June 30, 2006 over a weighted average period of 14 months.

Back to Index

4.	Stockholders’ Equity

Common Stock, Options and Warrants

In the first six months of 2006 the Company received net proceeds of $9,782,055 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share.

In the second quarter of 2006 the Chief Executive Officer was awarded 86,666 shares of common stock after attainment of a triggering event defined in his employment agreement.

Warrant and stock option exercises during the first six months of 2006 and 2005 resulted in proceeds of $1,110,086 and $61,700, respectively, and in the issuance of 1,292,020 and 75,200 shares of common stock, respectively.

During the first six months of 2006 and 2005 the Company granted options to purchase a total of 1,455,000 and 225,000 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $1.43 to $1.55 per share in 2006 and $1.21 to $1.40 in 2005. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net loss applicable to common shares	$(2,456,744)	$(2,377,729)	$(4,860,758)	$(4,650,601)
Basic and diluted weighted avg common shares outstanding	52,961,664	40,539,760	49,983,621	40,499,032

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.10)	$(0.11)

Back to Index

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 26,347,042 and 20,401,391 at June 30, 2006 and 2005, respectively.

The weighted average exercise price of the stock options and warrants outstanding at June 30, 2006 and 2005 was $1.41 and $1.49, respectively.

6.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and oral absorption pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distribution of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	June 30, 2006	December 31, 2005

Switzerland	$1,276,106	$1,339,101
United States of America	11,745,784	4,827,263

	$13,021,890	$6,166,364

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

United States of America	$252,847	$83,183	$460,611	$188,106
Europe	555,374	276,116	828,491	654,957
Other	50,874	133,126	206,653	203,747

	$859,095	$492,425	$1,495,755	$1,046,810

The following summarizes significant customers comprising 10% or more of total revenue for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Ferring	$538,379	$239,752	$795,175	$569,803
Undisclosed	161,514	—	284,065	—
Diabetic Care Center	32,499	49,224	74,515	96,508
JCR Pharmaceuticals	—	74,984	50,196	90,484

Back to Index

7.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net loss	$(2,456,744)	$(2,327,729)	$(4,761,258)	$(4,600,601)
Change in cumulative translation adjustment	(1,603)	34,835	(15,067)	60,239

Comprehensive loss	$(2,458,347)	$(2,292,894)	$(4,776,325)	$(4,540,362)

Back to Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery products, including transdermal gels, oral fast melting tablets and reusable needle-free and disposable mini-needle injector systems. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops reusable needle-free and disposable mini-needle injector systems and manufactures and markets reusable needle-free injection devices and related disposables. These operations, including all manufacturing and some U.S. administrative activities, are located in Minneapolis, Minnesota and are referred to as Antares/Minnesota. The Company also has operations located in Basel, Switzerland, which consist of administration and facilities for the development of transdermal gels and oral fast melt tablet products. The Swiss operations, referred to as Antares/Switzerland, focus principally on research, development and commercialization of pharmaceutical products. Antares/Switzerland has signed a number of license agreements with pharmaceutical companies for the application of its drug delivery systems and began generating revenue in 1999 with the recognition of license revenues. The Company’s corporate offices are located in Ewing, New Jersey.

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (reusable needle-free devices in Europe and Asia) and the transdermal gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors, has granted a development license to its reusable needle-free technology in the diabetes and obesity fields to Eli Lilly and Company on a worldwide basis, and has licensed a disposable injection device to Teva Pharmaceutical Industries for use in undisclosed fields and territories.

The Company is reporting a net loss of $4,761,258 for the six-month period ended June 30, 2006 and expects to report a net loss for the year ending December 31, 2006, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements, the progress of research and development programs, the receipt of revenues from sales of products and the ability to control costs.

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

Back to Index

Adoption of SFAS No. 123R, Share-Based Payment

As discussed in Note 3 to the Consolidated Financial Statements, as of January 1, 2006 the Company adopted SFAS No. 123R to account for employee stock compensation cost. Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25. Accordingly, compensation expense was recognized for restricted stock granted to employees but was not recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. As a result of the adoption of SFAS No. 123R, the Company has recognized approximately $559,000 of expense in the first six months of 2006 that would not have been recognized under APB Opinion No. 25. The Company estimates total compensation expense related to share based arrangements with employees will be approximately $1,000,000 for 2006.

Three and Six Months Ended June 30, 2006 and 2005

Revenue

Total revenue for the three and six months ended June 30, 2006 were $859,095 and $1,495,755, respectively, compared to revenues for the same prior-year periods of $492,425 and $1,046,810, respectively. The increases were primarily due to increases in product sales of $216,045 and $204,876, respectively, and development revenue of $165,007 and $278,795, respectively.

The product sales increase was primarily due to an increase in sales of the Medi-Jector Vision™ device and disposable components to the Company’s major European customer. Development revenue increased for the three months and six months ended June 30, 2006 as compared to the prior-year periods primarily due to development fees related to one agreement that originated in the last half of 2005. Licensing fees decreased mainly due to amortizing remaining deferred revenue over longer periods of time for accounting purposes as a result of increasing the estimated revenue recognition periods of certain existing license agreements.

Cost of Revenue

The cost of product sales are related to injection devices and related products. For the three and six month periods ended June 30, 2006, cost of product sales were $338,050 and $598,462, respectively, compared to $261,909 and $544,537 for the same periods of the prior year. Cost of product sales as a percentage of product sales decreased to 56% in the second quarter of 2006 from 68% for the second quarter of 2005, mainly due to a change in the mix of products sold. Cost of product sales as a percentage of product sales decreased to 60% in the first six months of 2006 from 69% in the same period of 2005 also as a result of a change in the mix of products sold.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed thru to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 47% and 18% for the second quarter of 2006 and 2005, respectively, and was 43% and 38% for the six-month periods ended June 30, 2006 and 2005, respectively. The percentage increase in the second quarter of 2006 compared to 2005 was due mainly to the fact that the projects in the second quarter of 2006 consisted of more direct external costs than the projects in the second quarter of 2005.

Back to Index

Research and Development

Research and development expenses were $959,394 and $1,820,453 in the three and six-month periods ended June 30, 2006, respectively, compared to $922,988 and $1,711,801 in the same periods of the prior year. The increases in the second quarter and first six months of 2006 compared to the same periods of 2005 were primarily due to development projects related to the Company’s device technology and consisted mainly of increases in external costs for design work and prototyping costs. The increases in external costs were partially offset by decreases in payroll costs due to staff reductions since the second quarter of 2005.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $347,962 and $708,309 in the three and six-month periods ended June 30, 2006, respectively, compared to $354,258 and $641,002 in the same prior-year periods. The increase in the six-month period was primarily due to an increase in professional services in connection with business development projects related to transdermal gels and oral fast melt tablets.

General and Administrative

General and administrative expenses totaled $1,688,297 and $3,108,297 in the three and six-month periods ended June 30, 2006, respectively, compared to $1,293,093 and $2,765,726 in the same periods of the prior year. The increases were primarily due to the recognition of stock-based compensation expenses of approximately $338,000 in the second quarter and $462,000 in the six-month period as a result of adopting SFAS No. 123R on January 1, 2006.

Other Income (Expense)

Other income (expense) was $111,038 and $132,758 in the three and six-month periods ended June 30, 2006, respectively, compared to $18,510 and $46,931 in the same periods of the prior year. The increase in other income was primarily due to increased interest income resulting from short-term investments made with the proceeds from the private placement of common stock.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and issuing debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2006. The Company received net proceeds of $9,782,055 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock at an exercise price of $1.50 per share. In the first half of 2006 the Company also received proceeds of $1,110,086 in connection with warrant and stock option exercises which resulted in the issuance of 1,292,020 shares of common stock.

Back to Index

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

Cash Flows

Operating Activities

Net cash used in operating activities was $4,236,845 and $4,769,803 for the six-month periods ended June 30, 2006 and 2005, respectively. This was the result of net losses of $4,761,258 and $4,600,601 in 2006 and 2005, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first half of 2006 totaled $822,753 compared to $365,608 in 2005. The increase was due primarily to an increase in stock-based compensation which was mainly the result of the recognition of stock option expense after adopting SFAS No. 123R on January 1, 2006.

The change in operating assets and liabilities resulted in net decreases in cash of $298,340 and $534,810 in the first six-months of 2006 and 2005, respectively. The primary reason for the use of cash in the first half of 2006 was the increase in other receivables and a decrease in accrued expenses compared to year-end 2005. The increase in other receivables was primarily the result of an increase in interest receivable on short-term investments. The decrease in accrued expenses and other changes in operating assets and liabilities were due to timing of payments and receipts in the ordinary course of business. The primary reason for the use of cash in the first half of 2005 was the decrease in deferred revenue and increases in other receivables and prepaid expenses. Deferred revenue decreased due to the recognition as revenue of previously deferred amounts and other changes in operating assets and liabilities were due to timing of payments and receipts in the ordinary course of business.

Investing Activities

The first six months of 2006 resulted in net cash used in investing activities of $6,904,668, which was due to purchases of short-term investments of $6,804,081, purchases of equipment, furniture and fixtures of $21,852 and additions to patent rights of $78,735. The first six months of 2005 resulted in net cash provided by investing activities of $5,967,607, which consisted primarily of proceeds from the maturity of short-term investments of $12,000,000, partially offset by purchases of short-term investments of $5,955,789 and purchases of equipment, furniture and fixtures of $76,604.

Financing Activities

Net cash provided by financing activities totaled $10,892,141 in the first half of 2006, which consisted of proceeds from the sale of common stock of $9,782,055 and proceeds from the exercise of warrants and stock options of $1,110,086. Net cash provided by financing activities in the first half of 2005 was $11,700, which was due to proceeds from the exercise of warrants of $61,700, partially offset by payment of preferred stock dividends of $50,000.

Back to Index

On June 30, 2005 all 1,500 shares of Series A Convertible Preferred Stock were converted into 1,200,000 shares of common stock at a conversion price of $1.25 per share. The preferred stock dividends paid in 2005 were related to these preferred shares.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and six-month periods ended June 30, 2006 and 2005 was not material. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

Back to Index

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in Item 1A of Quarterly Report, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

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

Back to Index

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of ($4,761,258) for the six months ended June 30, 2006 and net losses of ($8,497,956) and ($8,348,532) in the fiscal years ended 2005 and 2004, respectively. In addition, we have accumulated aggregate net losses from the inception of business through June 30, 2006 of ($95,983,865). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.

We may need additional capital in the future in order to continue our operations

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

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	the demand for our technologies from current and future biotechnology and pharmaceutical partners;
•	our ability to manufacture products efficiently, at the appropriate commercial scale, and with the required quality;
•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;
•	the level of product competition and of price competition;
•	our ability to develop, maintain or acquire patent positions;
•	patient acceptance of our current and future products;
•	our ability to develop additional commercial applications for our products;

Back to Index

•	our limited regulatory and commercialization experience;
•	our reliance on outside consultants;
•	our ability to obtain regulatory approvals;
•	our ability to attract the right personnel to execute our plans;
•	our ability to control costs; and
•	general economic conditions.

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

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During the first six months of 2006 we derived approximately 53% and 19% of our revenue from Ferring and an undisclosed company, respectively, and in 2005, we derived approximately 54% of our revenue from Ferring.

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

If we or our third-party manufacturer are unable to supply Ferring with our devices pursuant to our current license agreement with Ferring, Ferring would own a fully paid up license for certain of our intellectual property

Pursuant to our license agreement with Ferring, we licensed certain of our intellectual property related to our needle-free injection devices, including a license that allows Ferring to manufacture our devices on its own for use with its human growth hormone product. This license becomes effective if we are unable to continue to supply product to Ferring under our current supply agreement. In accordance with the license agreement, we entered into a manufacturing agreement with a third party to manufacture our devices for Ferring. If we or this third party are unable to meet our obligations to supply Ferring with our devices, Ferring would own a fully paid up license to manufacture our devices and to use and exploit our intellectual property in connection with Ferring’s human growth hormone product. In such event, we would no longer receive manufacturing margins from Ferring.

Back to Index

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

We have limited device manufacturing experience and may experience manufacturing difficulties related to the use of new device materials and procedures, which could increase our production costs and, ultimately, decrease our profits

Our past assembly, testing and device manufacturing experience for certain of our device technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery device technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. Additionally, we entered into a manufacturing agreement under which a third party assembles our MJ7 devices and certain related disposable component parts. There can be no assurance that this third-party manufacturer will be able to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our products. Any failure to do so would negatively impact our business, financial condition and results of operations. We are now in the process of outsourcing manufacturing of our disposable injection products to third parties. Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done. Additionally, we have not entered into any manufacturing agreement for these products.

Back to Index

Our products have achieved only limited acceptance by patients and physicians, which continues to restrict marketing penetration and the resulting sales of more units

Our business ultimately depends on patient and physician acceptance of our needle-free and mini-needle injectors, gels, fast-melt tablets and our other drug delivery technologies as an alternative to more traditional forms of drug delivery, including injections using a needle, orally ingested drugs and more traditional transdermal patch products. To date, our device technologies have achieved only limited acceptance from such parties. The degree of acceptance of our drug delivery systems depends on a number of factors. These factors include, but are not limited to, the following:

•	advantages over alternative drug delivery systems or similar products from other companies;
•	demonstrated clinical efficacy, safety and enhanced patient compliance;
•	cost-effectiveness;
•	convenience and ease of use of injectors and transdermal gels;
•	marketing and distribution support; and
•	successful launch of our pharmaceutical partners products which utilize our devices.

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

Back to Index

If transdermal gels do not achieve greater market acceptance, we may be unable to achieve profitability

Because transdermal gels are a newer, less understood method of drug delivery, our potential partners and consumers have little experience with such products. Our assumption of higher value may not be shared by the potential partner and consumer. To date, transdermal gels have gained successful entry into only a limited number of markets. There can be no assurance that transdermal gels will ever gain market acceptance beyond these markets sufficient to allow us to achieve and/or sustain profitable operations in this product area.

We are developing Anturol, our oxybutynin gel for over active bladder. We may seek a pharmaceutical partner to assist in the payment for the development and marketing of this potential product. We may be unsuccessful in partnering Anturol which may delay or affect the timing of the clinical program due to resource allocation.

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

Back to Index

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

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue

One of our business pathways requires us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner company typically assists us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy. Our licensees may also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories. We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements or related future royalties. Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability. As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees. The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations. In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.

Back to Index

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

Back to Index

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

Back to Index

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

Back to Index

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

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability

Terrorist attacks, such as those that occurred on September 11, 2001, and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations, which are located in the United States and Switzerland, as well as those of our clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock. A number of our key partners have corporate and manufacturing facilities in Israel. There can be no assurance that their operations may not be affected by the recent events in Israel which in turn could affect the demand of our devices.

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

Back to Index

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

Back to Index

Many of our transdermal product candidates may be developed via the 505(b)(2) route. The 505(b)(2) regulatory pathway is continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we potentially submit an NDA. Additionally, we must reference the most similar predicate products when submitting a 505(b)(2) application. It is therefore probable that:

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

Back to Index

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella, own a substantial portion (as of June 30, 2006, approximately 18%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 114,500 shares of common stock. Additionally, five investors (Crestview Capital Master Fund, North Sound Funds, Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of June 30, 2006, exercisable into an aggregate of 6,061,066 shares of our common stock. Some of these investors plus Atlas Equity also directly own an aggregate of approximately 5,419,884 shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 22%, and the six investors as a group would own approximately 18%, of our common stock.

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

Certain of our stockholders own large blocks of our common stock and own securities or exercisable into shares of our common stock, and any exercises, or sales by these stockholders could substantially lower the market price of our common stock

Back to Index

Several of our stockholders, including Dr. Gonella, whose sales are subject to volume limitations, Atlas Equity, Crestview Capital Master Fund, SCO Capital Group, the SDS funds, the North Sound funds and Perceptive Life Sciences Master Fund, own large blocks of our common stock or could own sizeable blocks of our common stock upon exercise of warrants. With the exception of a portion of the stock controlled by Dr. Gonella, the shares of our common stock owned by these stockholders (or issuable to them upon exercise of warrants or options) are registered or registration will be applied for in the near future. Future sales of large blocks of our common stock by any of the above investors could substantially adversely affect our stock price.

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of June 30, 2006, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00 per share, for an aggregate of approximately 22,000,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $15.65 per share, for an aggregate of approximately 4,400,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The warrants and the options are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. The shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered or registration will be applied for in the near future.

Sales of our common stock by our officers and directors may lower the market price of our common stock

As of June 30, 2006, our officers and directors beneficially owned an aggregate of approximately 15,000,000 shares (or approximately 26%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

Back to Index

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 4, 2006, the Company held an annual meeting of its stockholders. The following items were voted on at the meeting:
•

Jack Stover and Anton Gueth were elected to the Company’s board of directors to serve until the 2009 annual meeting. With respect to the nomination of Mr. Stover to the board of directors, there were 37,039,930 votes cast in favor of the nomination and 400,306 votes withheld. With respect to the nomination of Mr. Gueth to the board of directors, there were 37,075,637 votes cast in favor of the nomination and 364,599 votes withheld. The terms of office of each of Dr. Jacques Gonella, Thomas Garrity, Dr. Rajesh Shrotriya and Dr. Paul Wotton also continued after the meeting.

•

The stockholders approved the 2006 Equity Incentive Plan and the funding of such plan with 2,500,000 available shares. There were 17,663,726 votes for the proposal, 995,920 votes against the proposal, 149,495 abstentions and 18,631,095 broker non-votes.

•

The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. There were 37,135,752 votes for the proposal, 291,154 votes against the proposal, 13,330 abstentions and zero broker non-votes.

•

The stockholders approved the proposal to transact other business that may properly come before the meeting. There were 36,183,045 votes for the proposal, 742,481 votes against the proposal, 514,710 abstentions and zero broker non-votes.

Item 6.	EXHIBITS
(a)	Exhibits

Exhibit No.	Description

10.1	2006 Equity Incentive Plan (filed with the registrant’s Current Report on Form 8-K filed on May 9, 2006 and incorporated by reference herein)

10.2	Lease Agreement, dated as of May 15, 2006, between the Company and 250 Phillips Associates LLC

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO and CFO Certification

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

ANTARES PHARMA, INC.
August 14, 2006	/s/ JACK E. STOVER

Jack E. Stover President and Chief Executive Officer

August 14, 2006	/s/ ROBERT F. APPLE

Robert F. Apple Senior Vice President and Chief Financial Officer