Form 10-Q
period 2006-09-30
ANTARES PHARMA INC
filed 2006-11-14
CIK 1016169

______________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer ID No. 41-1350192

250 Phillips Blvd., Suite 290

Ewing, New Jersey

08618

(609) 359-3020

______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):        Large Accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of

November 10, 2006, was 53,094,622.

______________

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$2,073,480	$2,718,472
Short-term investments	5,931,448	–
Accounts receivable, net of allowances of $10,000 and $22,500, respectively	250,392	223,944
Other receivables	70,765	48,185
Inventories	88,338	36,022
Prepaid expenses and other current assets	325,636	286,185
Total current assets	8,740,059	3,312,808

Equipment, furniture and fixtures, net	404,862	477,608
Patent rights, net	916,451	936,939
Goodwill	1,095,355	1,095,355
Other assets	370,102	343,654

Total Assets	$11,526,829	$6,166,364

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$764,717	$945,028
Accrued expenses and other current liabilities	892,568	798,468
Deferred revenue	525,015	604,143
Total current liabilities	2,182,300	2,347,639

Deferred revenue - long term	3,581,519	3,062,076
Total liabilities	5,763,819	5,409,715

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares; 53,094,622 and 43,019,486 issued and outstanding at September 30, 2006 and
December 31, 2005, respectively	530,946	430,195
Additional paid-in capital	106,100,442	94,547,105
Prepaid license discount	(2,354,991)	(2,502,178)
Accumulated deficit	(97,908,733)	(91,123,107)
Accumulated other comprehensive loss	(604,654)	(595,366)
	5,763,010	756,649
Total Liabilities and Stockholders’ Equity	$11,526,829	$6,166,364

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product sales	$477,176	$358,001	$1,475,287	$1,151,236
Development revenue	69,910	13,490	431,321	96,106
Licensing fees	170,616	66,275	246,898	203,282
Royalties	38,922	6,212	98,873	40,164
Total revenue	756,624	443,978	2,252,379	1,490,788

Cost of revenue:
Cost of product sales	273,127	265,289	871,590	809,826
Cost of development revenue	46,571	34,593	200,821	65,869
Total cost of revenue	319,698	299,882	1,072,411	875,695
Gross profit	436,926	144,096	1,179,968	615,093

Operating expenses:
Research and development	832,497	791,616	2,652,950	2,503,416
Sales, marketing and business development	278,805	262,201	987,114	903,203
General and administrative	1,320,955	1,081,040	4,429,252	3,846,767
	2,432,257	2,134,857	8,069,316	7,253,386

Operating loss	(1,995,331)	(1,990,761)	(6,889,348)	(6,638,293)

Other income (expense):
Interest income	103,698	28,783	257,117	108,077
Interest expense	(36)	–	(1,766)	–
Foreign exchange losses	(9,700)	(6,250)	(9,958)	(36,004)
Other, net	(23,498)	(8,401)	(42,171)	(11,010)
	70,464	14,132	203,222	61,063

Net loss	(1,924,867)	(1,976,629)	(6,686,126)	(6,577,230)

Preferred stock dividends	–	–	–	(50,000)
Deemed dividend to warrant holders	–	–	(99,500)	–

Net loss applicable to common shares	$(1,924,867)	$(1,976,629)	$(6,785,626)	$(6,627,230)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.13)	$(0.16)

Basic and diluted weighted average common shares outstanding	53,094,622	42,171,329	51,032,017	41,062,589

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,686,126)	$(6,577,230)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	230,027	246,930
Stock-based compensation expense	728,089	133,648
Amortization of prepaid license discount	147,186	147,186
Changes in operating assets and liabilities:
Accounts receivable	(9,211)	66,345
Other receivables	(142,469)	9,567
Inventories	(52,316)	42,035
Prepaid expenses and other current assets	(30,507)	(212,212)
Other assets	(20,401)	6,397
Accounts payable	(202,092)	115,686
Accrued expenses and other current liabilities	18,370	(84,117)
Deferred revenue	396,712	(147,621)
Net cash used in operating activities	(5,622,738)	(6,253,386)

Cash flows from investing activities:
Purchase of short-term investments	(8,743,848)	(5,955,789)
Proceeds from maturity of short-term investments	2,939,036	13,897,477
Purchases of equipment, furniture and fixtures	(28,161)	(66,514)
Additions to patent rights	(83,033)	–
Net cash provided by (used in) investing activities	(5,916,006)	7,875,174

Cash flows from financing activities:
Proceeds from sales of common stock and warrants, net	9,782,055	–
Proceeds from exercise of warrants and stock options	1,110,086	61,700
Payment of preferred stock dividends	–	(50,000)
Net cash provided by financing activities	10,892,141	11,700

Effect of exchange rate changes on cash and cash equivalents	1,611	(21,337)

Net increase (decrease) in cash and cash equivalents	(644,992)	1,612,151
Cash and cash equivalents:
Beginning of period	2,718,472	1,652,408
End of period	$2,073,480	$3,264,559

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications

Certain prior year amounts previously reported as research and development expense have been reclassified to general and administrative expense to conform to the current year presentation. These reclassifications did not impact previously reported net loss or net loss per share. The amounts of the reclassifications for the three and nine month periods ended September 30, 2005 were $130,562 and $468,348, respectively.

3.	Stock Based Compensation

As of January 1, 2006, the Company adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123R, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25. Accordingly, compensation expense was recognized for restricted stock granted to employees, but was not recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. The Company is using the modified prospective transition method in implementing SFAS No. 123R. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated and do not include the impact of SFAS No. 123R.

As a result of adopting SFAS No. 123R, the Company’s net loss for the three and nine-month periods ended September 30, 2006 was approximately $72,000 and $631,000, respectively, more than if it had continued to account for stock-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123R did not change basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006.

Had compensation cost been determined based on the fair value at the grant date for stock options under SFAS No. 123R for the three and nine-month periods ended September 30, 2005, the net loss applicable to common shares and loss per common share would have increased to the pro-forma amounts shown below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(1,976,629)	$(6,627,230)
Intrinsic value of stock options granted	38,171	138,237
Fair-value method compensation expense	(286,587)	(942,296)
Pro forma	$(2,225,045)	$(7,431,289)
Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.16)
Intrinsic value of stock options granted	—	—
Fair-value method compensation expense	—	(0.02)
Pro forma	$(0.05)	$(0.18)

The Company’s stock option and equity incentive plans allow for the grants of options, restricted stock and/or performance awards to officers, directors, consultants and employees. Under the Company’s recently adopted 2006 Equity Incentive Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 500,000 shares, and no more than 500,000 shares may be issued as restricted stock grants, restricted stock units and performance awards. Options to purchase shares of Common Stock are granted at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of September 30, 2006, these plans had 3,932,821 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plans as of September 30, 2006 and the changes during the nine-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at
December 31, 2005	3,255,901	1.76
Granted/Issued	1,455,000	1.50
Exercised	(3,333)	1.32
Cancelled	(325,309)	2.05
Outstanding at
September 30, 2006	4,381,759	1.65	7.2	213,765
Exercisable at
September 30, 2006	2,824,261	1.82	6.5	121,816

The intrinsic value of stock options exercised in the nine-month period ended September 30, 2006 was $1,133. As of September 30, 2006, there was approximately $1,600,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.4 years.

The per share weighted average fair value of options granted during the first nine months of 2006 and 2005 were estimated as $1.37 and $1.25, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2006	2005
Risk-free interest rate	4.4%	3.9%
Annualized volatility	127.0%	131.0%
Weighted average expected life, in years	7.0	7.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer and Chief Financial Officer include stock-based incentives under which the executives could be awarded up to approximately 710,000 shares of common stock upon the occurrence of various triggering events. The Chief Executive Officer was awarded 86,666 of these shares in the second quarter of 2006 when one of the triggering events was reached. A total of approximately $23,000 in compensation expense was recorded in the first nine months of 2006 in connection with these shares. The weighted average grant date fair value of the remaining awards considered probable of achievement was $0.40 per share which resulted in a total fair value of $80,000, of which $31,000 is expected to be recognized after September 30, 2006 over a weighted average period of 11 months.

4.	Stockholders’ Equity

Common Stock, Options and Warrants

In the first quarter of 2006, the Company received proceeds of $9,782,055, which was net of offering costs of $1,180,445, in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share.

In the second quarter of 2006, the Chief Executive Officer was awarded 86,666 shares of common stock after attainment of a triggering event defined in his employment agreement.

Warrant and stock option exercises during the first nine months of 2006 and 2005 resulted in proceeds of $1,110,086 and $61,700, respectively, and in the issuance of 1,292,020 and 75,200 shares of common stock, respectively.

During the first nine months of 2006 and 2005 the Company granted options to purchase a total of 1,455,000 and 225,000 shares of its common stock, respectively. The options were granted to employees, consultants and members of the Company’s board of directors at exercise prices ranging from $1.43 to $1.55 per share in 2006 and $1.21 to $1.40 in 2005. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

The total number of warrants and options outstanding were 21,647,783 and 4,381,759, respectively, at September 30, 2006.

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

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted net loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss applicable to common shares	$(1,924,867)	$(1,976,629)	$(6,785,626)	$(6,627,230)
Basic and diluted weighted avg common shares outstanding	53,094,622	42,171,329	51,032,017	41,062,589
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.13)	$(0.16)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 26,029,542 and 20,374,891 at September 30, 2006 and 2005, respectively.

The weighted average exercise price of the stock options and warrants outstanding at September 30, 2006 and 2005 was $1.41 and $1.48, respectively.

6.	Industry Segment and Operations by Geographic Areas

The Company is primarily engaged in development of drug delivery transdermal and oral absorption pharmaceutical products and drug delivery injection devices and supplies. These operations are considered to be one segment. The geographic distribution of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	September 30, 2006	December 31, 2005
Switzerland	$1,095,094	$1,339,101
United States of America	10,431,735	4,827,263
	$11,526,829	$6,166,364

Revenues by customer location are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States of America	$196,750	$88,103	$657,361	$276,209
Europe	467,740	207,165	1,296,231	862,121
Other	92,134	148,710	298,787	352,458
	$756,624	$443,978	$2,252,379	$1,490,788

The following summarizes significant customers comprising 10% or more of total revenue for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ferring	$323,872	$173,637	$1,119,047	$743,441
Undisclosed	18,228	—	302,293	—
Undisclosed	124,601	—	124,601	—
JCR Pharmaceuticals	60,400	98,763	110,596	189,247

7.	Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(1,924,867)	$(1,976,629)	$(6,686,126)	$(6,577,230)
Change in cumulative translation adjustment	5,779	6,424	(9,288)	66,663
Comprehensive loss	$(1,919,088)	$(1,970,205)	$(6,695,414)	$(6,510,567)

8.	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a one-time cumulative-effect adjustment to beginning-of-year retained earnings. The requirements under the SAB are effective for the Company for its 2006 annual financial statements. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

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

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (reusable needle-free devices in Europe and Asia) and the transdermal gels segment (several development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors, has granted a development license to its reusable needle-free technology in the diabetes and obesity fields to Eli Lilly and Company on a worldwide basis, and has licensed both disposable and reusable injection devices to Teva Pharmaceuticals for use in undisclosed fields and territories.

The Company is reporting a net loss of $6,686,126 for the nine-month period ended September 30, 2006 and expects to report a net loss for the year ending December 31, 2006, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form

10-K for the year ended December 31, 2005. Other than the Company’s compliance with the new accounting requirements of SFAS No. 123R as described below, the Company has made no changes to these policies during 2006.

Adoption of SFAS No. 123R, Share-Based Payment

As discussed in Note 3 to the Consolidated Financial Statements, as of January 1, 2006 the Company adopted SFAS No. 123R to account for employee stock compensation cost. Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25. Accordingly, compensation expense was recognized for restricted stock granted to employees but was not recognized for employee stock options other than the intrinsic value of options when the exercise price of the options was below their fair value on the date of grant. As a result of the adoption of SFAS No. 123R, the Company has recognized approximately $631,000 of expense in the first nine months of 2006 that would not have been recognized under APB Opinion No. 25. The Company estimates total compensation expense related to share based arrangements with employees will be approximately $1,000,000 for 2006.

Three and Nine Months Ended September 30, 2006 and 2005

Revenue

Total revenue for the three and nine months ended September 30, 2006 were $756,624 and $2,252,379, respectively, compared to revenues for the same prior-year periods of $443,978 and $1,490,788, respectively. The increase in the third quarter was primarily due to increases in product sales of $119,175 and licensing fees of $104,341. The increase in the nine-month period was primarily due to increases in product sales of $324,051 and development revenue of $335,215.

The product sales increase was primarily due to an increase in sales of the Medi-Jector Vision™ device and disposable components to the Company’s major European customer. The development revenue increase for the nine months ended September 30, 2006 as compared to the prior-year period was primarily due to one transdermal gel development agreement. The licensing fees increase was mainly due to a transdermal gel license agreement in which revenue deferred in 2005 was recognized after certain criteria were satisfied during the third quarter of 2006. The licensing fees increase was partially offset by a decrease due to the amortization of remaining deferred revenue over longer periods of time for accounting purposes as a result of increasing the estimated revenue recognition periods of certain existing license agreements.

Cost of Revenue

The cost of product sales are related to injection devices and related products. For the three and nine month periods ended September 30, 2006, cost of product sales were $273,127 and $871,590, respectively, compared to $265,289 and $809,826 for the same periods of the prior year. Cost of product sales as a percentage of product sales decreased to 57% in the third quarter of 2006 from 74% for the third quarter of 2005, and decreased to 59% in the first nine months of 2006 from 70% in the same period of 2005. These decreases were due to a combination of factors including a change in the mix of products sold and a higher sales volume absorbing a slightly decreased level of fixed overhead costs.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed through to the customer at little or no markup, resulting in lower margins. Cost of development revenue as a percentage of development revenue was 67% for the third quarter of 2006, and was 47% and 69% for the nine-month periods ended September 30, 2006 and 2005, respectively. In the third quarter of 2005 the cost of development revenue exceeded development revenue due to one development project for which external costs exceeded revenue recognized in the quarter.

Research and Development

Research and development expenses were $832,497 and $2,652,950 in the three and nine-month periods ended September 30, 2006, respectively, compared to $791,616 and $2,503,416 in the same periods of the prior year. The increases in the third quarter and first nine months of 2006 compared to the same periods of 2005 were primarily due to projects related to both the Company’s device and gel technologies and consisted mainly of increases in external costs for studies and analysis activities, design work and prototype development .

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $278,805 and $987,114 in the three and nine-month periods ended September 30, 2006, respectively, compared to $262,201 and $903,203 in the same prior-year periods. The increase in the nine-month period was primarily due to an increase in professional services in connection with business development projects related to transdermal gels and oral fast melt tablets.

General and Administrative

General and administrative expenses totaled $1,320,955 and $4,429,252 in the three and nine-month periods ended September 30, 2006, respectively, compared to $1,081,040 and $3,846,767 in the same periods of the prior year. The increase in the three-month period was due primarily to increases in stock-based compensation expense of approximately $85,000, along with increases in payroll, travel and costs related to moving the Company’s corporate offices in August of 2006. The increase in the nine-month period was primarily due to the recognition of stock-based compensation expenses of approximately $547,000.

Other Income (Expense)

Other income (expense) was $70,464 and $203,222 in the three and nine-month periods ended September 30, 2006, respectively, compared to $14,132 and $61,063 in the same periods of the prior year. The increase in other income was primarily due to increased interest income resulting from short-term investments made with the proceeds from the private placement of common stock.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt. In order to better position the Company to take advantage of potential growth opportunities and to fund future operations, the Company raised additional capital in the first quarter of 2006. The Company received net proceeds of $9,782,055 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share. In the first nine months of 2006 the Company also received proceeds of $1,110,086 in connection with warrant and stock option exercises which resulted in the issuance of 1,292,020 shares of common stock.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $5,622,738 and $6,253,386 for the nine-month periods ended September 30, 2006 and 2005, respectively. This was the result of net losses of $6,686,126 and $6,577,230 in 2006 and 2005, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first nine months of 2006 totaled $1,105,302 compared to $527,764 in 2005. The increase was due primarily to an increase in stock-based compensation which was mainly the result of the recognition of stock option expense after adopting SFAS No. 123R on January 1, 2006.

The change in operating assets and liabilities resulted in net decreases in cash of $41,914 and $203,920 in the first nine-months of 2006 and 2005, respectively. The primary reason for the use of cash in the first nine months of 2006 was the increase in other receivables and a decrease in accounts payable compared to year-end 2005, partially offset by an increase in deferred revenue. The increase in other receivables was primarily the result of an increase in interest receivable on short-term investments. The decrease in accounts payable and other changes in operating assets and liabilities were due to timing of payments and receipts in the ordinary course of business. The deferred revenue increase was due mainly to the deferral of payments received in connection with license, development and supply agreements, partially offset by reductions from recognition of a portion of previously deferred amounts as revenue. The primary reason for the use of cash in the first nine months of 2005 was the decrease in deferred revenue and increases in prepaid expenses and other current assets. Deferred revenue decreased due to the recognition as revenue of previously deferred amounts and other changes in operating assets and liabilities were due to timing of payments and receipts in the ordinary course of business.

Investing Activities

The first nine months of 2006 resulted in net cash used in investing activities of $5,916,006, which was due to purchases of short-term investments of $8,743,848, purchases of equipment, furniture and fixtures of $28,161 and additions to patent rights of $83,033, partially offset by maturities of short-term investments of $2,939,036. The first nine months of 2005 resulted in net cash provided by investing activities of $7,875,174, which consisted primarily of proceeds from the maturity of short-term investments of $13,897,477, partially offset by purchases of short-term investments of $5,955,789 and purchases of equipment, furniture and fixtures of $66,514. Expenditures for equipment and tooling are expected to increase in future periods as the Company progresses toward manufacturing under licensing, development and supply agreements related to its injection devices.

Financing Activities

Net cash provided by financing activities totaled $10,892,141 in the first nine months of 2006, which consisted of proceeds from the sale of common stock of $9,782,055 and proceeds from the exercise of warrants and stock options of $1,110,086. Net cash provided by financing activities in the first nine months of 2005 was $11,700, which was due to proceeds from the exercise of warrants of $61,700, partially offset by payment of preferred stock dividends of $50,000.

On June 30, 2005 all 1,500 shares of Series A Convertible Preferred Stock were converted into 1,200,000 shares of common stock at a conversion price of $1.25 per share. The preferred stock dividends paid in 2005 were related to these preferred shares.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a one-time cumulative-effect adjustment to beginning-of-year retained earnings. The requirements under the SAB are effective for the Company for its 2006 annual financial statements. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the three and nine-month periods ended September 30, 2006 and 2005 was not material. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of ($6,686,126) for the nine months ended September 30, 2006 and net losses of ($8,497,956) and ($8,348,532) in the fiscal years ended 2005 and 2004, respectively. In addition, we have accumulated aggregate net losses from the inception of business through September 30, 2006 of ($97,908,733). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.

We may need additional capital in the future in order to continue our operations

We completed private placements in March 2006 and February and March 2004 in which we received aggregate gross proceeds of $10,962,500 and $15,120,000, respectively. We believe that the combination of these equity financings and projected product sales and product development and license revenues will provide us with sufficient funds to support operations for at least the next 12 months. However, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug technologies, limit expansion of operations, accept financing terms that are not as attractive as we may desire or be forced to liquidate and close operations.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

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

We must make choices as to the drugs that we will combine with our transdermal gel, fast-melt tablet, disposable mini-needle and reusable needle free technologies to move into the marketplace. We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all. FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated. Funds required to bring our own products to market may be more than anticipated or may not be available at all. We have limited experience in development of compounds and in regulatory matters and bringing such products to market; therefore, we may experience difficulties in making this change or not be able to achieve the change at all.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During the first nine months of 2006 we derived approximately 50% and 19% of our revenue from Ferring and two undisclosed companies, respectively, and in 2005, we derived approximately 50% of our revenue from Ferring.

The loss of any of these customers could cause our revenues to decrease significantly, increase our continuing losses from operations and, ultimately, could require us to cease operating. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

The Company has entered into three License, Development and/or Supply agreements since November of 2005 with Teva Pharmaceutical Industries Ltd. Although certain upfront payments have been received, there have been no commercial sales and there can be no assurance that there ever will be commercial sales under these agreements.

If we or our third-party manufacturer are unable to supply Ferring with our devices pursuant to our current license agreement with Ferring, Ferring would own a fully paid up license for certain of our intellectual property

Pursuant to our license agreement with Ferring, we licensed certain of our intellectual property related to our needle-free injection devices, including a license that allows Ferring to manufacture our devices on its own under certain circumstances for use with its human growth hormone product. In accordance with the license agreement, we entered into a manufacturing agreement with a third party to manufacture our devices for Ferring. If we or this third party are unable to meet our obligations to supply Ferring with our devices, Ferring would own a fully paid up license to manufacture our devices and to use and exploit our intellectual property in connection with Ferring’s human growth hormone product. In such event, we would no longer receive manufacturing margins from Ferring.

If we do not develop and maintain relationships with manufacturers of our drug candidates, then we may not successfully manufacture and sell our pharmaceutical products.

We do not possess the capabilities, resources or facilities to manufacture Anturol™, which is currently in clinical studies for overactive bladder, or any other of our future drug candidates. We must contract with manufacturers to produce Anturol™ according to government regulations. Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

We have not contracted with a commercial supplier of active pharmaceutical ingredients of oxybutynin for Anturol™. We are currently working towards selecting a manufacturer to provide us with oxybutynin in a manner which meets FDA requirements.

We have contracted with Patheon, a manufacturing development company, to supply clinical quantities of Anturol™ in a manner that meets FDA requirements. The FDA has not approved the manufacturing processes of Patheon. Any failure by Patheon to achieve compliance with FDA standards could significantly harm our business since we do not currently have an approved secondary manufacturer for Anturol™.

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

Our products have achieved only limited acceptance by patients and physicians, which continues to restrict marketing penetration and the resulting sales of more units

Our business ultimately depends on patient and physician acceptance of our needle-free and mini-needle injectors, transdermal gels, fast-melt tablets and our other drug delivery technologies as an alternative to more traditional forms of drug delivery, including injections using a needle, orally ingested drugs and more traditional transdermal patch products. To date, our device technologies have achieved only limited acceptance from such parties. The degree of acceptance of our drug delivery systems depends on a number of factors. These factors include, but are not limited to, the following:

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

We are developing Anturol, our oxybutynin gel for overactive bladder. We may seek a pharmaceutical partner to assist in the payment for the development and marketing of this potential product. We may be unsuccessful in partnering Anturol which may delay or affect the timing of the clinical program due to availability of resources.

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

As health insurance companies and other third-party payors increasingly challenge the products and services for which they will provide coverage, our individual consumers may not be able to receive adequate reimbursement or may be unable to afford to use our products, which could substantially reduce our revenues and negatively impact our business as a whole

Our injector device products are currently sold in the European Community (“EC”) for use with human growth hormone and in the United States for use with insulin. In the case of human growth hormone, our products are generally provided to users at no cost by the drug supplier. In the United States the injector products are marketed and available for use with insulin.

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

Competitors in the overactive bladder, transdermal gel drug delivery, needle-free injector and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating fast-melt tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Aradigm, Cellegy Pharmaceuticals, Inc., Watson Pharmaceuticals, Cardinal Health, CIMA Laboratories, Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc. and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

Additionally, new drug delivery technologies are mostly used only with drugs for which other drug delivery methods are not possible, in particular with biopharmaceutical proteins (drugs derived from living organisms, such as insulin and human growth hormone) that cannot currently be delivered orally or transdermally. Transdermal patches and gels are also used for drugs that cannot be delivered orally or where oral delivery has other limitations (such as high first pass drug metabolism, meaning that the drug dissipates quickly in the digestive system and, therefore, requires frequent administration). Many companies, both large and small, are engaged in research and development efforts on less invasive methods of delivering drugs that cannot be taken orally. The successful development and commercial introduction of such non-injection techniques could have a material adverse effect on our business, financial condition, results of operations and general prospects.

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

We are currently evaluating Anturol™ for the treatment of overactive bladder (OAB). Anturol™ is the anticholinergic oxybutynin delivered by our proprietary ATD™ gel that is used to achieve therapeutic blood levels of the active compound that can be sustained over 24 hours after a single, daily application.

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling shareholder, Dr. Jacques Gonella, own a substantial portion (as of September 30, 2006, approximately 18%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 114,500 shares of common stock. Additionally, five investors (Crestview Capital Master Fund, North Sound Funds, Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of September 30, 2006, exercisable into an aggregate of 6,061,066 shares of our common stock. Some of these investors also directly own shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 22% of our common stock, and the five investors as a group would own, at a minimum, over 9% of our common stock.

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

Certain of our stockholders own large blocks of our common stock and own securities exercisable into shares of our common stock, and any exercises, or sales by these stockholders could substantially lower the market price of our common stock

Several of our stockholders, including Dr. Gonella, whose sales are subject to volume limitations, and certain other stockholders, own large blocks of our common stock or could own sizeable blocks of our common stock upon exercise of warrants. With the exception of a portion of the stock controlled by Dr. Gonella, the shares of our common stock owned by these stockholders (or issuable to them upon exercise of warrants or options) are registered. Future sales of large blocks of our common stock by any of the above investors could substantially adversely affect our stock price.

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of September 30, 2006, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00 per share, for an aggregate of approximately 22,000,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $15.65 per share, for an aggregate of approximately 4,400,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

 Sales of our common stock by our officers and directors may lower the market price of our common stock

As of September 30, 2006, our officers and directors beneficially owned an aggregate of approximately 15,000,000 shares (or approximately 26%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

ANTARES PHARMA, INC.

November 14, 2006	/s/ JACK E. STOVER
Jack E. Stover
President and Chief Executive Officer

November 14, 2006	/s/ ROBERT F. APPLE
Robert F. Apple
Senior Vice President and Chief Financial Officer