Form 10-Q
period 2007-03-31
ANTARES PHARMA INC
filed 2007-05-15
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer ID No. 41-1350192

250 Phillips Blvd, Suite 290

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 4, 2007, was 54,233,510.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$5,241,208	$2,706,047
Short-term investments	7,380,844	4,953,421
Accounts receivable, less allowance for doubtful accounts of $10,000	347,773	855,866
Other receivables	190,285	55,794
Inventories	96,548	84,779
Prepaid expenses and other current assets	519,228	221,669
Total current assets	13,775,886	8,877,576

Equipment, furniture and fixtures, net	353,407	382,096
Patent rights, net	803,625	813,592
Goodwill	1,095,355	1,095,355
Other assets	482,254	365,864
Total Assets	$16,510,527	$11,534,483

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,335,515	$813,014
Accrued expenses and other liabilities	896,015	1,071,086
Notes payable – current, net of discount of $175,826	653,971	-
Deferred revenue	874,972	1,014,337
Total current liabilities	3,760,473	2,898,437

Notes payable – long term, net of discount of $209,575	3,960,628	-
Deferred revenue – long term	3,317,684	3,555,601
Total liabilities	11,038,785	6,454,038

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares;
53,427,955 and 53,319,622 issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	534,279	533,196
Additional paid-in capital	107,574,304	106,792,974
Prepaid license discount	(2,256,866)	(2,305,929)
Accumulated deficit	(99,752,034)	(99,322,453)
Accumulated other comprehensive loss	(627,941)	(617,343)
	5,471,742	5,080,445
Total Liabilities and Stockholders’ Equity	$16,510,527	$11,534,483

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$626,087	$395,084
Development revenue	330,696	161,694
Licensing revenue	1,848,168	55,819
Royalties	38,787	24,063
Total revenue	2,843,738	636,660

Cost of revenues:
Cost of product sales	361,049	260,412
Cost of development revenue	106,503	61,076
Total cost of revenues	467,552	321,488
Gross profit	2,376,186	315,172

Operating expenses:
Research and development	823,595	929,455
Sales, marketing and business development	385,873	360,347
General and administrative	1,630,807	1,351,604
	2,840,275	2,641,406

Operating loss	(464,089)	(2,326,234)

Other income (expense):
Interest income	112,187	42,207
Interest expense	(80,578)	(1,730)
Foreign exchange losses	(16,111)	(3,176)
Other, net	19,010	(15,581)
	34,508	21,720

Net loss	(429,581)	(2,304,514)

Deemed dividend to warrant holders	-	(99,500)

Net loss applicable to common shares	$(429,581)	$(2,404,014)

Basic and diluted net loss per common share	$(0.01)	$(0.05)

Basic and diluted weighted average common shares outstanding	53,413,326	46,972,487

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(429,581)	$(2,304,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,054	69,306
Stock-based compensation expense	254,767	189,649
Amortization of prepaid license discount	49,063	49,062
Amortization of debt discount and issuance costs	21,130	-
Changes in operating assets and liabilities:
Accounts receivable	504,286	(21,935)
Other receivables	(90,712)	(126,725)
Inventories	(11,769)	2,047
Prepaid expenses and other current assets	(221,354)	(88,362)
Other assets	(14,736)	4,433
Accounts payable	548,025	(265,946)
Accrued expenses and other current liabilities	(195,435)	(283,578)
Deferred revenue	(382,598)	(134,671)
Net cash provided by (used in) operating activities	95,140	(2,911,234)

Cash flows from investing activities:
Purchases of short-term investments	(5,367,523)	(6,804,081)
Proceeds from maturity of short-term investments	2,900,600	-
Additions to patent rights	(17,670)	(33,696)
Purchases of equipment, furniture and fixtures	(5,634)	(4,932)
Net cash used in investing activities	(2,490,227)	(6,842,709)

Cash flows from financing activities:
Proceeds from notes payable	5,000,000	-
Capitalized debt issuance costs	(181,124)	-
Proceeds from issuance of common stock, net	-	9,864,945
Proceeds from exercise of warrants and stock options	119,163	901,985
Net cash provided by financing activities	4,938,039	10,766,930

Effect of exchange rate changes on cash and cash equivalents	(7,791)	6,711

Net increase in cash and cash equivalents	2,535,161	1,019,698
Cash and cash equivalents:
Beginning of period	2,706,047	2,718,472
End of period	$5,241,208	$3,738,170

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within one year of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At March 31, 2007 and December 31, 2006 the securities had a fair value of $7,376,385 and $4,951,654, respectively and a carrying value of $7,380,844 and $4,953,421, respectively.

Reclassifications

The Company reclassified expenses for quality and regulatory activities previously reported as general and administrative expenses to research and development expenses. The amount of the reclassification for 2006 was $68,396. This reclassification did not impact previously reported net loss or net loss per share.

3.	Credit Facility

In February of 2007 the Company received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund working capital needs. A second tranche of $5,000,000 is available after September 30, 2007 but before December 31, 2007 upon meeting certain conditions. The per annum interest rate is equal to the sum of the yield for three-year US treasury bills as quoted by Bloomberg, plus 800 basis points calculated (i) in the case of the first tranche, on the business day prior to the first funding date and (ii) in the case of the second tranche, on the business day prior to the second funding date (as such term is defined in the Credit Agreement). In addition, once set, the applicable interest rate for each tranche will be fixed for the applicable term. The stated interest rate for the first tranche is 12.7%. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The Company has pledged certain property as collateral, including all intellectual property.

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

In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25, of which 400,000 vested upon closing of the first tranche and of which 240,000 will vest on the occurrence of the drawdown of the second tranche. The fair value of the vested warrants related to the first tranche was $400,276, calculated using the Black-Scholes valuation model, and was recorded as debt discount and is being amortized using the interest method over the forty-two month term.

The Company capitalized debt issuance costs totaling approximately $180,000, which is being amortized using the interest method over the forty-two month term.

Total interest expense in the first quarter of 2007 was approximately $75,000. Cash paid for interest in the first quarter was approximately $52,000.

Principal payments of $829,797, $1,572,826, $1,784,622 and $812,755 are due in each of the twelve month periods ended March 31, 2008, 2009, 2010 and 2011, respectively.

4.	Stock Based Compensation

The Company accounts for employee stock compensation cost using the fair value method pursuant to SFAS No. 123R, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company is using the modified prospective transition method in implementing SFAS No. 123R. Under that transition method, for the portion of awards that vested in the first quarters of 2007 and 2006, compensation cost recognized in each period includes: (1) compensation cost for all stock-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value calculated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all stock-based payments granted in 2007 and 2006, based on the grant-date fair value calculated in accordance with the provisions of SFAS No. 123R.

The Company’s stock option and equity incentive plans allow for the grants of options, restricted stock and/or performance awards to officers, directors, consultants and employees. Under the Company’s 2006 Equity Incentive Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 500,000 shares, and no more than 500,000 shares may be issued as restricted stock grants, restricted stock units and performance awards. Options to purchase shares of Common Stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of March 31, 2007, these plans had 3,041,242 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plans as of March 31, 2007 and the changes during the three-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2006	4,426,759	1.65
Granted	704,000	1.23
Exercised	-	-
Forfeited	(80,000)	1.56
Outstanding at March 31, 2007	5,050,759	1.59	7.5	380,010
Exercisable at March 31, 2007	3,291,630	1.75	6.5	235,862

Total recognized compensation expense for stock options in the first quarters of 2007 and 2006 was approximately $226,000 and $179,000, respectively. As of March 31, 2007, there was approximately $1,658,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.2 years.

The per share weighted average fair value of options granted during the first quarters of 2007 and 2006 were estimated as $0.99 and $1.37, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2007	2006
Risk-free interest rate	4.8%	4.5%
Annualized volatility	109.0%	127.0%
Weighted average expected life, in years	5.0	7.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to approximately 1,365,000 shares of common stock upon the occurrence of various triggering events and authorization by stockholders, in certain circumstances, of additional shares under existing or future plans. Approximately 1,056,000 of these shares relate to performance criteria that were not yet considered probable of achievement. Expense of approximately $29,000 was recognized in the first quarter of 2007 in connection with a performance based award of approximately 23,000 shares of common stock for the Chief Financial Officer. The Chief Executive Officer was awarded 86,666 shares of common stock in 2006 when one of the triggering events was reached. A total of approximately $61,000 in compensation expense was recorded in 2006 and 2005 in connection with these shares. The weighted average grant date fair value of the remaining awards considered probable of achievement by the Chief Executive Officer was $0.40 per share, which resulted in a total fair value of $80,000, of which approximately $9,000 was recognized in the first quarter of 2007 and approximately $14,000 is expected to be recognized after March 31, 2007 over a weighted average period of 5 months.

5.	Stockholders’ Equity

Common Stock, Options and Warrants

In the first quarter of 2006 the Company received proceeds of $9,782,055, which was net of offering costs of $1,180,445, in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share.

Warrant and stock option exercises during the first quarters of 2007 and 2006 resulted in proceeds of $119,163 and $901,985, respectively, and in the issuance of 108,333 and 995,970 shares of common stock, respectively.

During the first quarter of 2007 and 2006 the Company granted options to purchase a total of 704,000 and 1,227,500 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at an exercise price of $1.23 per share in 2007 and at exercise prices ranging from $1.43 to $1.54 in 2006. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Warrants to purchase a total of 21,662,783 shares of common stock were outstanding at March 31, 2007. The weighted average exercise price of the warrants was $1.35.

Deemed Dividend to Warrant Holders

In 2006, in connection with the exercise of 210,000 warrants, the Company agreed to issue new three-year warrants for the purchase of 105,000 shares of common stock with an exercise price of $1.35. The new warrants were issued in the first quarter of 2006 and were estimated to have a fair value of $99,500 using the Black-Scholes option pricing model. The fair value of the new warrants was recorded as a return to the warrant holders and increased the net loss applicable to common stockholders in computing net loss per share.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per common share.

	Three Months Ended March 31,
	2007	2006
Net loss applicable to common shares	$(429,581)	$(2,404,014)
Basic and diluted weighted average common shares outstanding	53,413,326	46,972,487
Basic and diluted net loss per common share	$(0.01)	$(0.05)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 26,713,542 and 26,672,209 at March 31, 2007 and 2006, respectively.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2007 and 2006 was $1.40 and $1.41, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	March 31, 2007	December 31, 2006
Switzerland	$1,157,568	$1,655,869
United States of America	15,352,959	9,878,614
	$16,510,527	$11,534,483

Revenues by customer location are summarized as follows:

	March 31,
	2007	2006
United States of America	$2,204,018	$207,764
Europe	526,567	273,117
Other	113,153	155,779
	$2,843,738	$636,660

The following summarizes significant customers comprising 10% or more of total revenue for the three months ended March 31:

	2007	2006
BioSante Pharmaceuticals, Inc.	$1,793,830	$27,146
Ferring Pharmaceuticals BV	493,193	256,796
SciGen Ltd	57,157	80,584
Undisclosed	109,702	122,551

8.	Comprehensive Loss
	Three Months Ended March 31,
	2007	2006
Net loss	$(429,581)	$(2,304,514)
Change in cumulative translation adjustment	(10,598)	(13,464)
Comprehensive loss	$(440,179)	$(2,317,978)

9.	New Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company believes this accounting pronouncement will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 includes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election.  The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008.   The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery products, including transdermal gels, oral fast melting tablets and reusable needle-free and disposable mini-needle injector systems. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops reusable needle-free and disposable mini-needle injector systems and manufactures and markets reusable needle-free injection devices and related disposables. These operations, including all manufacturing and some U.S. administrative activities, are located in Minneapolis, Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the development of transdermal gels and oral fast melt tablet products. The Swiss operations focus principally on research, development and commercialization of pharmaceutical products and include a number of license agreements with pharmaceutical companies for the application of its drug delivery systems. The Company’s corporate offices are located in Ewing, New Jersey.

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

The Company is reporting a net loss of $429,581 for the quarter ended March 31, 2007 and expects to report a net loss for the year ending December 31, 2007, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has made no changes to these policies during 2007.

Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues for the three months ended March 31, 2007 and 2006 were $2,843,738 and $636,660, respectively. The increase in revenues was primarily due to $1,750,000 received under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc. The increase in revenue was also due to increases in product revenue and development revenue. Product revenue was higher mainly due to increased sales of needle-free injector devices and disposable components to the Company’s major European customer, Ferring. The increase in development revenue resulted primarily from agreements related to use of the Company’s proprietary ATDTM gel technology and oral fast melting tablet technology.

Cost of Revenues

The cost of product sales of $361,049 and $260,412 for the first quarter of 2007 and 2006, respectively, are related to reusable needle-free injector devices and disposable components. Cost of sales as a percentage of product sales were 58% and 66% in the first quarters of 2007 and 2006, respectively. This decrease was due to a combination of factors including a change in the mix of products sold and a higher sales volume absorbing a similar level of fixed overhead costs.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed thru to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 32% and 38% for the first quarters of 2007 and 2006, respectively.

Research and Development

Research and development expenses were $823,595 and $929,455 for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease was primarily due to a decrease in external costs for studies and analysis work related to transdermal gel development projects.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $385,873 and $360,347 for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to an increase in professional fees in connection with business development projects related to transdermal gels.

General and Administrative

General and administrative expenses totaled $1,630,807 and $1,351,604 in the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to increases in professional services and stock compensation expenses. Stock compensation expense increased due mainly to employee stock option grants in January 2007 and due to the recognition of expense related to a performance based restricted stock award.

Other Income (Expense)

Other income was $34,508 and $21,720 in the first quarters of 2007 and 2006, respectively. The increase in other income was due primarily to increased interest income resulting from higher cash and investment balances during the first quarter of 2007 compared to 2006, partially offset by an increase in interest expense related to $5,000,000 borrowed under a credit agreement in the first quarter of 2007.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt.

In February of 2007 the Company received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund additional working capital needs. A second tranche of $5,000,000 is available after September 30, 2007 but before December 31, 2007 upon meeting certain conditions. The per annum interest rate is equal to the sum of the yield for three-year US treasury bills as quoted by Bloomberg, plus 800 basis points calculated (i) in the case of the first tranche, on the business day prior to the first funding date and (ii) in the case of the second tranche, on the business day prior to the second funding date (as such term is defined in the Credit Agreement). In addition, once set, the applicable interest rate for each tranche will be fixed for the applicable term. The stated interest rate for the first tranche is 12.7%. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The credit agreement contains certain covenants and provisions that affect the Company, including, without limitation, covenants and provisions that:

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

In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25, of which 400,000 vested upon closing of the first tranche and of which 240,000 will vest on the occurrence of the drawdown of the second tranche.

In the first quarter of 2006 the Company received net proceeds of $9,782,055 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share. In the first quarter of 2006 the Company also received proceeds of $901,985 in connection with warrant and stock option exercises which resulted in the issuance of 995,970 shares of common stock.

The Company believes that the combination of the recent debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide sufficient funds to support operations for at least the next 12 months. During 2007, the Company believes capital expenditures may increase to nearly $1.3 million primarily in connection with tooling and production equipment related to injection device deals. The Company does not currently have any bank credit lines. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

The first quarter of 2007 resulted in net cash provided by operating activities of $95,140 compared to the first quarter of 2006 which resulted in net cash used in operating activities of $2,911,234. The difference between 2007 and 2006 was mainly the result of a decrease in the amount of the net loss. The net loss reduction in the first quarter of 2007 was primarily due to $1,750,000 received under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc. The difference was also due to changes in noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first quarter of 2007 totaled $389,014 compared to $308,017 in 2006. The increase was due primarily to an increase in stock compensation expense.

The change in operating assets and liabilities resulted in a net increase in cash of $135,707 in the first quarter of 2007 and a net decrease in cash of $914,737 in the first quarter of 2006. The increase in cash in the first quarter of 2007 was primarily due to the collection of year-end 2006 accounts receivable and an increase in accounts payable at March 31, 2007 compared to year-end 2006. The primary reason for the use of cash in the first quarter of 2006 was the reduction of accounts payable, accrued expenses and deferred revenue and increases in other receivables and prepaid expenses compared to year-end 2005. Other receivables and prepaid expenses typically increase at the beginning of each year when various annual payments are made. Decreases in deferred revenue were due to the recognition as revenue of previously deferred amounts, which exceeded new deferrals. Other changes in operating assets and liabilities were due to timing of payments and receipts in the ordinary course of business.

Investing Activities

Net cash used in investing activities was $2,490,227 and $6,842,709 for the three-month periods ended March 31, 2007 and 2006, respectively. This was primarily due to purchases of short-term investments of $5,367,523 and $6,804,081 in 2007 and 2006, respectively. The purchases in 2007 were partially offset by proceeds from the maturity of short-term investments of $2,900,600.

Financing Activities

Net cash provided by financing activities totaled $4,938,039 in the first quarter of 2007, which consisted primarily of proceeds from the note payable of $5,000,000. Net cash provided by financing activities in the first quarter of 2006 was $10,766,930, which consisted of net proceeds from the sale of common stock of $9,864,945 and proceeds from the exercise of warrants and stock options of $901,985.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company believes this accounting pronouncement will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 includes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election.  The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008.   The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in

Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the quarters ended March 31, 2007 and 2006 was not material. Beginning in 2003 the Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. In March 2007 the Company amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euro’s for certain products, reducing the exchange rate risk. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

Typically, the Company’s short-term investments are commercial paper or U.S government agency discount notes that mature within one year of purchase. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument is expected to decrease. The opposite is also true. To minimize such market risk, the Company has in the past and to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, the Company does not believe there is a material exposure to interest rate risk related to its investment portfolio.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of ($429,581) for the quarter ended March 31, 2007 and net losses of ($8,099,846) and ($8,497,956) in the fiscal years ended 2006 and 2005, respectively. In addition, we have accumulated aggregate net losses from the inception of business through March 31, 2007 of ($99,752,034). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

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

We must make choices as to the drugs that we will combine with our transdermal gel, fast-melt tablet, disposable mini-needle and reusable needle-free technologies to move into the marketplace. We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all. FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated. Funds required to bring our own products to market may be more than anticipated or may not be available at all. We have limited experience in development of compounds and in regulatory matters and bringing such products to market; therefore, we may experience difficulties in making this change or not be able to achieve the change at all.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During the first quarter of 2007 we derived approximately 63% and 17% of our revenue from BioSante and Ferring, respectively, and in 2006, we derived approximately 40%, 13% and 19% of our revenue, from Ferring, SciGen Pte Ltd. and an undisclosed company, respectively.

The loss of any of these customers or partners could cause our revenues to decrease significantly, increase our continuing losses from operations and, ultimately, could require us to cease operating. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

The Company has entered into three License, Development and/or Supply agreements since November of 2005 with Teva Pharmaceutical Industries Ltd. or an affiliate of Teva. Although certain upfront payments have been received, there have been no commercial sales and there can be no assurance that there ever will be commercial sales under these agreements or any other agreements we have with third parties.

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

We do not possess the capabilities, resources or facilities to manufacture Anturol™, which is currently in development for overactive bladder, or any other of our future drug candidates. We must contract with manufacturers to produce Anturol™ according to government regulations. Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process.

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

Competitors in the overactive bladder, transdermal gel drug delivery and needle-free injector and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating fast-melt tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Auxillium, BioChemics, Inc., Aradigm, Cellegy Pharmaceuticals, Inc., Watson Pharmaceuticals, Cardinal Health, CIMA Laboratories,

Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc., The Medical House and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

We currently hold approximately 70 patents and have an additional 98 applications pending in the U.S. and other countries. Late in 2006 we received two notices of allowances from the U.S. patent office on patents expected to be issued shortly in our ATD™ gel platform including a patent related to our formulation of Elestrin®, an estradiol gel product approved by the FDA for hormone replacement therapy and a patent related to our core gel technology. The patents have expiration dates ranging from 2015 to 2022. In addition to issued patents and patent applications, we also have trade secrets in all of our technology platforms.

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

Our business entails the risk of product liability claims. Although we have not experienced any material product liability claims to date, any such claims could have a material adverse impact on our business. We maintain product liability insurance with coverage of $5 million per occurrence and an annual aggregate maximum of $5 million. We evaluate our insurance requirements on an ongoing basis.

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company and impact stock price

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling stockholder, Dr. Jacques Gonella, own a substantial portion (as of April 5, 2007, approximately 17%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 114,500 shares of common stock. Additionally, four investors (Crestview Capital Master Fund, Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of April 5, 2007, exercisable into an aggregate of 4,894,400 shares of our common stock. Some of these investors may also directly own shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 22%, and the four investors as a group would own, at a minimum, over 7%, of our common stock.

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

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of April 5, 2007, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00 per share, for an aggregate of approximately 20,580,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $15.65 per share, for an aggregate of approximately 5,050,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

 Sales of our common stock by our officers and directors may lower the market price of our common stock

As of April 5, 2007, our officers and directors beneficially owned an aggregate of approximately 15,800,000 shares (or approximately 26%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

ANTARES PHARMA, INC.

May 15, 2007	/s/ Jack E. Stover

Jack E. Stover

President and Chief Executive Officer

May 15, 2007	/s/ Robert F. Apple

Robert F. Apple

Senior Vice President and Chief Financial Officer