Form 10-Q
period 2007-06-30
ANTARES PHARMA INC
filed 2007-08-13
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 10, 2007, was 65,529,666.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$2,762,668	$2,706,047
Short-term investments	9,545,569	4,953,421
Accounts receivable, less allowance for doubtful accounts of $10,000	716,402	855,866
Other receivables	112,213	55,794
Inventories	58,977	84,779
Prepaid expenses and other current assets	404,442	221,669
Total current assets	13,600,271	8,877,576

Equipment, furniture and fixtures, net	439,947	382,096
Patent rights, net	804,517	813,592
Goodwill	1,095,355	1,095,355
Other assets	573,923	365,864
Total Assets	$16,514,013	$11,534,483

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,030,284	$813,014
Accrued expenses and other liabilities	1,158,351	1,071,086
Notes payable and capital lease – current, net of discount of $168,655	707,012	-
Deferred revenue	763,688	1,014,337
Total current liabilities	3,659,335	2,898,437

Notes payable and capital lease – long term, net of discount of $171,754	4,065,449	-
Deferred revenue – long term	3,113,836	3,555,601
Total liabilities	10,838,620	6,454,038

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares;
55,529,666 and 53,319,622 issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	555,296	533,196
Additional paid-in capital	110,003,149	106,792,974
Prepaid license discount	(2,207,804)	(2,305,929)
Accumulated deficit	(102,049,072)	(99,322,453)
Accumulated other comprehensive loss	(626,176)	(617,343)
	5,675,393	5,080,445
Total Liabilities and Stockholders’ Equity	$16,514,013	$11,534,483

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product sales	$1,068,723	$603,027	$1,694,810	$998,111
Development revenue	460,358	199,717	791,054	361,411
Licensing fees	145,913	20,463	1,994,081	76,282
Royalties	131,281	35,888	170,068	59,951
Total revenue	1,806,275	859,095	4,650,013	1,495,755

Cost of revenue:
Cost of product sales	503,475	338,050	864,524	598,462
Cost of development revenue	64,256	93,174	170,759	154,250
Total cost of revenue	567,731	431,224	1,035,283	752,712
Gross profit	1,238,544	427,871	3,614,730	743,043

Operating expenses:
Research and development	1,521,657	1,039,607	2,345,252	1,969,062
Sales, marketing and business development	430,461	347,962	816,334	708,309
General and administrative	1,484,882	1,608,084	3,115,689	2,959,688
	3,437,000	2,995,653	6,277,275	5,637,059

Operating loss	(2,198,456)	(2,567,782)	(2,662,545)	(4,894,016)

Other income (expense):
Interest income	152,330	111,212	264,517	153,419
Interest expense	(230,260)	―	(310,838)	(1,730)
Foreign exchange losses	(12,736)	2,918	(28,847)	(258)
Other, net	(7,916)	(3,092)	11,094	(18,673)
	(98,582)	111,038	(64,074)	132,758

Net loss	(2,297,038)	(2,456,744)	(2,726,619)	(4,761,258)
Deemed dividend to warrant holders	―	―	―	(99,500)

Net loss applicable to common shares	$(2,297,038)	$(2,456,744)	$(2,726,619)	$(4,860,758)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.05)	$(0.10)

Basic and diluted weighted average common shares outstanding	54,626,788	52,961,664	54,023,408	49,983,621

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,726,619)	$(4,761,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119,483	144,066
Stock-based compensation expense	608,988	580,563
Amortization of prepaid license discount	98,124	98,124
Amortization of debt discount and issuance costs	86,959	-
Changes in operating assets and liabilities:
Accounts receivable	135,380	(31,088)
Other receivables	(30,313)	(173,550)
Inventories	25,802	(16,527)
Prepaid expenses and other current assets	(106,137)	(19,797)
Other assets	(130,808)	(6,788)
Accounts payable	215,119	136,122
Accrued expenses and other current liabilities	22,394	(204,253)
Deferred revenue	(689,646)	17,541
Net cash used in operating activities	(2,371,274)	(4,236,845)

Cash flows from investing activities:
Purchases of short-term investments	(10,200,990)	(6,804,081)
Proceeds from maturity of short-term investments	5,585,464	-
Additions to patent rights	(43,106)	(78,735)
Purchases of equipment, furniture and fixtures	(14,151)	(21,852)
Net cash used in investing activities	(4,672,783)	(6,904,668)

Cash flows from financing activities:
Proceeds from notes payable	5,000,000	-
Capitalized debt issuance costs	(181,124)	-
Proceeds from issuance of common stock, net	-	9,782,055
Proceeds from exercise of warrants and stock options	2,292,692	1,110,086
Net cash provided by financing activities	7,111,568	10,892,141

Effect of exchange rate changes on cash and cash equivalents	(10,890)	13,100

Net increase (decrease) in cash and cash equivalents	56,621	(236,272)
Cash and cash equivalents:
Beginning of period	2,706,047	2,718,472
End of period	$2,762,668	$2,482,200

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within one year of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At June 30, 2007 and December 31, 2006 the securities had a fair value of $9,539,690 and $4,951,654, respectively and a carrying value of $9,545,569 and $4,953,421, respectively.

Reclassifications

The Company reclassified expenses for quality and regulatory activities previously reported as general and administrative expenses to research and development expenses. The amounts of the reclassifications were $80,213 and $148,609 for the three and six month periods ended June 30, 2006, respectively. This reclassification did not impact previously reported net loss or net loss per share.

3.	Notes Payable and Capital Lease

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

In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25, of which 400,000 vested upon closing of the first tranche and of which 240,000 will vest on the occurrence of the drawdown of the second tranche. The fair value of the vested warrants related to the first tranche was $400,276, calculated using the Black-Scholes valuation model, and was recorded as debt discount and is being amortized and recorded as interest expense using the interest method over the forty-two month term.

The Company capitalized debt issuance costs totaling approximately $180,000, which is being amortized and recorded as interest expense using the interest method over the forty-two month term.

Total interest expense in the first six months of 2007 was approximately $300,000. Cash paid for interest in the first six months was approximately $215,000.

Principal payments of $1,204,576, $1,623,294, $1,841,886 and $330,244 are due in each of the twelve month periods ended June 30, 2008, 2009, 2010 and 2011, respectively.

In the second quarter of 2007 the Company acquired lab equipment under a three year capital lease. The equipment and capital lease obligation were recorded at a value of approximately $115,000. Principal payments of approximately $46,000, $38,000 and $31,000 are due in each of the twelve month periods ended June 30, 2008, 2009, and 2010.

4.	Stock Based Compensation

The Company accounts for employee stock compensation cost using the fair value method pursuant to SFAS No. 123R, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective transition method.

The Company’s stock option and equity incentive plans allow for the grants of options, restricted stock and/or performance awards to officers, directors, consultants and employees. Under the Company’s 2006 Equity Incentive Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 500,000 shares, and no more than 500,000 shares may be issued as restricted stock grants, restricted stock units and performance awards. Options to purchase shares of Common Stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of June 30 2007, these plans had 2,412,610 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plans as of June 30, 2007 and the changes during the six-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2006	4,426,759	1.65
Granted	1,307,632	1.42
Exercised	(35,000)	1.54
Forfeited	(106,000)	2.26
Outstanding at June 30, 2007	5,593,391	1.58	7.6	1,117,514
Exercisable at June 30, 2007	3,445,984	1.70	6.5	667,138

Total recognized compensation expense for stock options was approximately $520,000 for the first six months of both 2007 and 2006. As of June 30, 2007, there was approximately $2,100,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first six months of 2007 and 2006 were estimated as $1.14 and $1.37, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2007	2006
Risk-free interest rate	4.7%	4.4%
Annualized volatility	109.0%	127.0%
Weighted average expected life, in years	5.0	7.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to 1,365,000 restricted shares of common stock upon the occurrence of various triggering events and authorization by stockholders, in certain circumstances, of additional shares under existing or future plans. Approximately 1,010,000 of these shares relate to performance criteria that were not yet considered probable of achievement. Expense of approximately $63,000 was recognized in the first half of 2007 in connection with potential performance based awards totaling approximately 68,000 shares of common stock for the Chief Financial Officer, of which 22,727 shares were issued in the second quarter of 2007. The Chief Executive Officer was awarded 86,666 shares of common stock in 2006 when one of the triggering events was reached. A total of approximately $61,000 in compensation expense was recorded in 2006 and 2005 in connection with these shares.The weighted average grant date fair value of the remaining awards considered probable of achievement by the Chief Executive Officer was $0.40 per share, which resulted in a total fair value of $80,000, of which approximately $17,000 was recognized in the first six months of 2007 and the remaining amount of approximately $6,000 is expected to be recognized in the third quarter of 2007.

5.	Stockholders’ Equity

Common Stock, Options and Warrants

In the first six months of 2006 the Company received proceeds of $9,782,055, which was net of offering costs of $1,180,445, in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share.

Warrant and stock option exercises during the first six months of 2007 and 2006 resulted in proceeds of $2,292,692 and $1,110,086, respectively, and in the issuance of 2,187,317 and 1,292,020 shares of common stock, respectively.

During the first six months of 2007 and 2006 the Company granted options to purchase a total of 1,307,632 and 1,455,000 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $1.23 to $1.65 per share in 2007 and at exercise prices ranging from $1.43 to $1.55 in 2006. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Warrants to purchase a total of 19,341,021 shares of common stock were outstanding at June 30, 2007. The weighted average exercise price of the warrants was $1.38.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss applicable to common shares	$(2,297,038)	$(2,456,744)	$(2,726,619)	$(4,860,758)
Basic and diluted weighted avg common shares outstanding	54,626,788	52,961,664	54,023,408	49,983,621
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.05)	$(0.10)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 24,934,412 and 26,347,042 at June 30, 2007 and 2006, respectively.

The weighted average exercise price of the stock options and warrants outstanding at June 30, 2007 and 2006 was $1.43 and $1.41, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	June 30, 2007	December 31, 2006
Switzerland	$1,421,730	$1,655,869
United States of America	15,092,283	9,878,614
	$16,514,013	$11,534,483

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States of America	$260,866	$252,847	$2,249,615	$460,611
Europe	1,430,710	555,374	2,172,545	828,491
Other	114,699	50,874	227,853	206,653
	$1,806,275	$859,095	$4,650,013	$1,495,755

The following summarizes significant customers comprising 10% or more of total revenue for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Biosante Pharmaceuticals, Inc.	$44,232	$16,322	$1,838,062	$43,468
Ferring	1,015,222	538,379	1,508,415	795,175
Undisclosed	324,016	—	539,283	—
Jazz Pharmaceuticals	88,061	161,514	197,762	284,065

8.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,297,038)	$(2,456,744)	$(2,726,619)	$(4,761,258)
Change in cumulative translation adjustment	1,765	(1,603)	(8,833)	(15,067)
Comprehensive loss	$(2,295,273)	$(2,458,347)	$(2,735,452)	$(4,776,325)

9.	New Accounting Pronouncements

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

10.	Subsequent Events

On July 10, 2007 the Company received $16,000,000 in gross proceeds from a private placement of 10,000,000 newly issued shares of common stock and the concurrent issuance of 3,800,000 warrants for the purchase of additional shares of common stock to a group of accredited investors. The warrants have an exercise price of $2.00 and expire in July 2012.

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

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (reusable needle-free devices in Europe and Asia) and the transdermal gels segment (several license and development programs in place worldwide, including the United States and Europe). In addition, the Company continues to market reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors, has granted a development license to its reusable needle-free technology in the diabetes and obesity fields to Eli Lilly and Company on a worldwide basis, and has licensed both disposable and reusable injection devices to Teva Pharmaceuticals for use in undisclosed fields and territories.

The Company is reporting a net loss of $2,726,619 for the six-month period ended June 30, 2007 and expects to report a net loss for the year ending December 31, 2007, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

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

Three and Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues for the three and six months ended June 30, 2007 were $1,806,275 and $4,650,013, respectively, compared to revenues for the same prior-year periods of $859,095 and $1,495,755. The increase in revenues in the three month period was due to increases in all revenue categories, with the most significant increases coming from product sales and development revenues. The six month period also resulted in increases in all revenue categories, with the most significant increase recognized in licensing fees as a result of $1,750,000 received under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc. Product sales were higher in each period mainly due to increased revenue from the Company’s major European customer, Ferring. The increase in revenue from Ferring was due to increases in the number of needle-free injector devices and disposable components sold and due to a renegotiated contract with Ferring in which selling prices were increased. The increase in development revenue resulted primarily from agreements related to use of the Company’s proprietary ATDTM gel technology and oral fast melting tablet technology. The royalty revenue increases were directly related to the increase in the number of injector devices sold to Ferring, as well as a renogotiated increased royalty rate with Ferring.

Cost of Revenues

The cost of product sales are related to injection devices and related products. For the three and six month periods ended June 30, 2007, cost of product sales were $503,475 and $864,524, respectively, compared to $338,050 and $598,462 for the same periods of the prior year. The cost of product sales increases were directly related to the increases in product sales. However, cost of product sales as a percentage of product sales decreased in the three and six month periods to 47% and 51%, respectively, in 2007 from 56% and 60%, respectively, in 2006. These decreases were due primarily to a higher sales volume absorbing a similar level of fixed overhead costs along with increases in selling prices.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed thru to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 14% and 47% for the second quarter of 2007 and 2006, respectively and was 22% and 43% for the six-month periods ended June 20, 2007 and 2006, respectively.

Research and Development

Research and development expenses were $1,521,657 and $2,345,252 in the three and six-month periods ended June 30, 2007, respectively, compared to $1,039,607 and $1,969,062 in the same periods of the prior year. The increases in the second quarter and first six months of 2007 compared to the same periods of 2006 were due primarily to costs incurred in connection with activities such as contract research organization (CRO) initiation, site recruitment, drug supply and database initiation in anticipation of starting a Phase III study of Anturol™ (oxybutynin gel) for the treatment of overactive bladder in the third quarter of 2007.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $430,461 and $816,334 for the three and six-month periods ended June 30, 2007, respectively, compared to $347,962 and $708,309 in the same prior year periods. The increases in each period were primarily due to increases in professional services and personnel relocation costs.

General and Administrative

General and administrative expenses totaled $1,484,882 and $3,115,689 in the three and six-month periods ended June 30, 2007, respectively, compared to $1,608,084 and $2,959,688 in the same periods of the prior year. The decrease in the quarter was due mainly to a decrease in stock based compensation expenses for professional services. This decrease was partially offset by an increase in patent related expenses.

The increase in the six month period was due primarily to an increase in patent expenses related primarily to injection device and gel technologies as the Company continues to develop and move closer to commercialization of certain products.

Other Income (Expense)

Other (expense) was $(98,582) and $(64,074) in the three and six-month periods ended June 30, 2007, respectively, compared to income of $111,038 and $132,758 in the same periods of the prior year. The decrease in other income (expense) was due primarily to the interest expense related to $5,000,000 borrowed under a credit agreement in the first quarter of 2007 partially offset by interest income resulting from higher cash and investment balances during the three and six-month periods of 2007 compared to 2006.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt.

On July 10, 2007 the Company received $16,000,000 in gross proceeds from a private placement of 10,000,000 newly issued shares of common stock and the concurrent issuance of 3,800,000 warrants for the purchase of additional shares of common stock to a group of accredited investors. The warrants have an exercise price of $2.00 and expire in July 2012. The Company intends to use net proceeds from the financing for the Phase III clinical study of Anturol™, continuing the advancement of new products in the pipeline and for working capital and general corporate purposes.

In the first half of 2007 the Company received proceeds of $2,292,692 from the exercise of warrants and stock options which resulted in the issuance of 2,187,317 shares of common stock.

In the second quarter of 2007 the Company acquired equipment under a three year capital lease. The equipment and capital lease obligation were recorded at a value of approximately $115,000. Principal payments of approximately $46,000, $38,000 and $31,000 are due in each of the twelve month periods ended June 30, 2008, 2009, and 2010.

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

The Company believes that the combination of the recent equity and debt financings and projected product sales, product development, license revenues, milestone payments and royalties will provide sufficient funds to support operations through 2008. During 2007, the Company believes capital expenditures may increase to approximately $1.0 million primarily in connection with tooling and production equipment related to injection device deals. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

Net cash used in operating activities was $2,371,274 and $4,236,845 for the six-month periods ended June 30, 2007 and 2006, respectively. The difference between 2007 and 2006 was mainly the result of a decrease in the amount of the net loss. The net loss reduction in the first half of 2007 was primarily due to $1,750,000 received under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc. The difference was also due to changes in noncash expenses and changes in operating assets and liabilities.

Noncash expenses in the first half of 2007 totaled $913,554 compared to $822,753 in 2006. The increase was due primarily to the amortization of debt discount and issuance costs related to the $5,000,000 credit facility.

The change in operating assets and liabilities resulted in net decreases in cash of $558,209 and $298,340 in the first six-months of 2007 and 2006, respectively. The decrease was primarily due to a decrease in deferred revenue which resulted from the recognition as revenue of previously deferred amounts. The primary reason for the use of cash in the first half of 2006 was the increase in other receivables and a decrease in accrued expenses.

Investing Activities

Net cash used in investing activities was $4,672,783 and $6,904,668 for the six-month periods ended June 30, 2007 and 2006, respectively. This was primarily due to purchases of short-term investments of $10,200,990 and $6,804,081 in 2007 and 2006, respectively. The purchases in 2007 were partially offset by proceeds from the maturity of short-term investments of $5,585,464.

Financing Activities

Net cash provided by financing activities totaled $7,111,568 in the first half of 2007, which consisted primarily of proceeds from the note payable of $5,000,000 and proceeds from the exercise of warrants and stock options of $2,292,692. Net cash provided by financing activities in the first half of 2006 was $10,892,141, which consisted of net proceeds from the sale of common stock of $9,782,055 and proceeds from the exercise of warrants and stock options of $1,110,086.

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

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company's financial results for the three and six-month periods ended June 30, 2007 and 2006 was not material. The Company also has exposure to exchange rate fluctuations between the Euro and the U.S. dollar. The licensing agreement entered into in January 2003 with Ferring established pricing in Euros for products sold under the supply agreement and for all royalties. In March 2007 the Company amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.

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

The following "risk factors" contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose part or all of your investment. In this Section, the terms "we" and "our" refer to Antares Pharma, Inc.

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of ($2,726,619) for the six months ended June 30, 2007 and net losses of ($8,099,846) and ($8,497,956) in the fiscal years ended 2006 and 2005, respectively. In addition, we have accumulated aggregate net losses from the inception of business through June 30, 2007 of ($102,049,072). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations

In July of 2007 we completed a private placement of our common stock and warrants in which we received aggregate gross proceeds of $16,000,000. In February of 2007 we received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund working capital needs. A second tranche of $5,000,000 is available after September 30, 2007 but before December 31, 2007 under certain conditions. In March of 2006 we completed a private placement of our common stock and warrants in which we received aggregate gross proceeds of $10,962,500. We believe that the combination of the debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations beyond 2008. However, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug technologies, limit expansion of operations, accept financing terms that are not as attractive as we may desire or be forced to liquidate and close operations.

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

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During the first six months of 2007 we derived approximately 37%, 32% and 12% of our revenue from Biosante Pharmaceuticals, Ferring and an undisclosed company, respectively, and in 2006, we derived approximately 53% and 19% of our revenue from Ferring and Jazz Pharmaceuticals, respectively.

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

We have entered into three License, Development and/or Supply agreements since November of 2005 with Teva Pharmaceutical Industries Ltd. or an affiliate of Teva. Although certain upfront payments have been received, there have been no commercial sales and there can be no assurance that there ever will be commercial sales under these agreements or any other agreements we have with third parties.

In July 2007 we entered into a worldwide product development and license agreement with Jazz Pharmaceuticals. Under the agreement an upfront payment, development milestones, and royalties on product sales are due us under certain circumstances. If the development program conducted by Jazz is not a success we may never receive any compensation other than the upfront payment earned at agreement execution.

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

We do not possess the capabilities, resources or facilities to manufacture Anturol™, which is currently in development for overactive bladder, or any other of our future drug candidates. We must contract with manufacturers to produce Anturol™ according to government regulations. Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint.

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

We have limited device manufacturing experience and may experience manufacturing difficulties related to the use of new device materials and procedures, which could increase our production costs and, ultimately, decrease our profits

Our past assembly, testing and device manufacturing experience for certain of our device technologies has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future drug delivery device technologies necessitate significant changes and additions to our manufacturing and assembly process to accommodate new components. These systems must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment, component supplies and shortages of personnel, any of which could result in significant delays in production. Additionally, we entered into a manufacturing agreement under which a third party assembles our MJ7 devices and certain related disposable component parts. There can be no assurance that this third-party manufacturer will be able to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our products. Any failure to do so would negatively impact our business, financial condition and results of operations. We continue to outsource manufacturing of our disposable injection products to third parties. Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint. We have not entered into any manufacturing agreement for these products.

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

Elestrin®, for which we will receive royalties from our partner based on any commercial sales, has recently been launched. Therefore, we have no way of knowing at this time if health insurance companies will reimburse patients for the use of Elestrin® as this typically becomes known in the latter part of the first year of launch.

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

We currently hold approximately 70 patents and have an additional 98 applications pending in the U.S. and other countries. In early 2007 the U.S. patent office issued two patents in our ATD™ gel platform including a patent related to our formulation of Elestrin®, an estradiol gel product approved by the FDA for hormone replacement therapy and a patent related to our core gel technology. The patents have expiration dates ranging from 2015 to 2022. In addition to issued patents and patent applications, we also have trade secrets in all of our technology platforms.

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

We are aware of a US Patent issued to Watson Pharmaceuticals relating to a gel formulation of oxybutynin. We believe that we do not infringe this patent and that it should not have been issued. We may seek to invalidate this patent but there can be no assurance that we will prevail. If the patent is determined to be valid and if Anturol™ is approved, we may be delayed in our marketing and the potential market value of Anturol™ may be affected.

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

In February 2006, we announced the results of our Phase II dose ranging study for our ATD™ oxybutynin gel product Anturol™. The study was an open label, single period, randomized study using 48 healthy subjects and three different doses of Anturol™ over a 20 day period. Our overall conclusions of the study were positive. The FDA however, may not concur with our analysis of the data.

In July 2007, we completed a Special Protocol Assessment (SPA) with the FDA for a pivotal trial of Anturol. A SPA documents the FDA's agreement that the design and planned analysis of the trial adequately addresses objectives, in support of a regulatory submission such as a New Drug Application (NDA). The completion of the SPA does not ensure success of the trial or that the FDA will ultimately accept the results of the trial and we may never receive FDA approval for Anturol™ and without FDA approval, we cannot market or sell Anturol™.

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

In other jurisdictions, we, and the pharmaceutical companies with whom we are developing technologies, both drugs and devices must obtain required regulatory approvals from regulatory agencies and comply with extensive regulations regarding safety and quality. If approvals to market the products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues may not materialize or may decline. We may not be able to obtain all necessary regulatory approvals. Additionally, clinical data that we generate or obtain from partners from FDA regulatory filings may not be sufficient for regulatory filings in other jurisdictions and we may be required to incur significant costs in obtaining those regulatory approvals.

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company and impact stock price

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling stockholder, Dr. Jacques Gonella, own a substantial portion (as of July 31, 2007, approximately 14%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 144,500 shares of common stock. Additionally, four investors (Crestview Capital Master Fund, Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of July 31, 2007, exercisable into an aggregate of 5,536,588 shares of our common stock. Some of these investors also directly own shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 18%, and the four investors as a group would own, at a minimum, over 7%, of our common stock.

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

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of July 31, 2007, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00 per share, for an aggregate of approximately 23,140,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $15.65 per share, for an aggregate of approximately 5,600,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

  Sales of our common stock by our officers and directors may lower the market price of our common stock

As of July 31, 2007, our officers and directors beneficially owned an aggregate of approximately 16,000,000 shares (or approximately 22%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

On May 10, 2007, the Company held an annual meeting of its stockholders. The following items were voted on at the meeting:

•

Dr. Jacques Gonella, Thomas Garrity and Dr. Rajesh Shrotriya were elected to the Company's board of directors to serve until the 2010 annual meeting. With respect to the nomination of Dr. Gonella to the board of directors, there were 44,455,225 votes cast in favor of the nomination and 393,813 votes withheld. With respect to the nomination of Mr. Garrity to the board of directors, there were 44,452,925 votes cast in favor of the nomination and 396,113 votes withheld. With respect to the nomination of Dr. Shrotriya to the board of directors, there were 44,328,540 votes cast in favor of the nomination and 520,498 votes withheld. The terms of office of each of Jack Stover, Anton Gueth, Dr. Leonard Jacob and Dr. Paul Wotton also continued after the meeting.

•

The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. There were 44,755,516 votes for the proposal, 30,187 votes against the proposal, 63,335 abstentions and zero broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 15, 2007 and incorporated herein by reference.)
4.1

Common Stock and Warrant Purchase Agreement, dated June 29, 2007 by and among the Company and the parties listed therein (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference.)

4.2

Form of Investor Rights Agreement, by and among the Company and the parties listed therein (Filed as Exhibit 4.2 to the Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference.)

4.3	Form of Common Stock Purchase Warrant, issued by the Registrant (Filed as Exhibit 4.3 to the Current Report on Form 8-K filed on July 2, 2007 and incorporated herein by reference.)
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

August 13, 2007	/s/ Jack E. Stover

Jack E. Stover

President and Chief Executive Officer

August 13, 2007	/s/ Robert F. Apple

Robert F. Apple

Senior Vice President and Chief Financial Officer