Form 10-Q
period 2007-09-30
ANTARES PHARMA INC
filed 2007-11-13
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer Identification No. 41-1350192

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 9, 2007, was 65,529,666.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,634,948	$2,706,047
Short-term investments	15,708,873	4,953,421
Accounts receivable, less allowance for doubtful accounts of $10,000	881,421	855,866
Other receivables	66,086	55,794
Inventories	117,178	84,779
Prepaid expenses and other current assets	504,255	221,669
Total current assets	26,912,761	8,877,576

Equipment, furniture and fixtures, net	428,443	382,096
Patent rights, net	848,508	813,592
Goodwill	1,095,355	1,095,355
Other assets	634,110	365,864
Total Assets	$29,919,177	$11,534,483

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,320,858	$813,014
Accrued expenses and other liabilities	1,300,552	1,071,086
Notes payable and capital lease – current, net of discount of $157,634	1,357,944	-
Deferred revenue	1,056,970	1,014,337
Total current liabilities	5,036,324	2,898,437

Notes payable and capital lease – long term, net of discount of $137,103	3,334,093	-
Deferred revenue – long term	3,366,019	3,555,601
Total liabilities	11,736,436	6,454,038

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares;
65,529,666 and 53,319,622 issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	655,296	533,196
Additional paid-in capital	125,003,062	106,792,974
Prepaid license discount	(2,158,743)	(2,305,929)
Accumulated deficit	(104,659,804)	(99,322,453)
Accumulated other comprehensive loss	(657,070)	(617,343)
	18,182,741	5,080,445
Total Liabilities and Stockholders’ Equity	$29,919,177	$11,534,483

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product sales	$904,495	$477,176	$2,599,305	$1,475,287
Development revenue	115,527	69,910	906,581	431,321
Licensing fees	104,210	170,616	2,098,291	246,898
Royalties	106,442	38,922	276,510	98,873
Total revenue	1,230,674	756,624	5,880,687	2,252,379

Cost of revenue:
Cost of product sales	513,308	273,127	1,377,832	871,590
Cost of development revenue	38,332	46,571	209,091	200,821
Total cost of revenue	551,640	319,698	1,586,923	1,072,411
Gross profit	679,034	436,926	4,293,764	1,179,968

Operating expenses:
Research and development	1,652,129	893,279	3,997,381	2,862,340
Sales, marketing and business development	369,625	278,805	1,185,959	987,114
General and administrative	1,346,657	1,260,173	4,462,346	4,219,862
	3,368,411	2,432,257	9,645,686	8,069,316

Operating loss	(2,689,377)	(1,995,331)	(5,351,922)	(6,889,348)

Other income (expense):
Interest income	310,285	103,698	574,803	257,117
Interest expense	(228,997)	(36)	(539,835)	(1,766)
Foreign exchange losses	(9,605)	(9,700)	(38,452)	(9,958)
Other, net	6,962	(23,498)	18,055	(42,171)
	78,645	70,464	14,571	203,222

Net loss	(2,610,732)	(1,924,867)	(5,337,351)	(6,686,126)
Deemed dividend to warrant holders	―	―	―	(99,500)

Net loss applicable to common shares	$(2,610,732)	$(1,924,867)	$(5,337,351)	$(6,785,626)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.09)	$(0.13)

Basic and diluted weighted average common shares outstanding	64,660,101	53,094,622	57,607,935	51,032,017

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,337,351)	$(6,686,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	185,956	230,027
Stock-based compensation expense	930,377	728,089
Amortization of prepaid license discount	147,186	147,186
Amortization of debt discount and issuance costs	153,297	-
Changes in operating assets and liabilities:
Accounts receivable	(12,969)	(9,211)
Other receivables	(105,434)	(142,469)
Inventories	(32,399)	(52,316)
Prepaid expenses and other current assets	(201,538)	(30,507)
Other assets	(200,520)	(20,401)
Accounts payable	505,094	(202,092)
Accrued expenses and other current liabilities	161,892	18,370
Deferred revenue	(191,304)	396,712
Net cash used in operating activities	(3,997,713)	(5,622,738)

Cash flows from investing activities:
Purchases of short-term investments	(18,929,240)	(8,743,848)
Proceeds from maturity of short-term investments	8,275,674	2,939,036
Additions to patent rights	(104,690)	(83,033)
Purchases of equipment, furniture and fixtures	(27,684)	(28,161)
Net cash used in investing activities	(10,785,940)	(5,916,006)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	14,742,671	9,782,055
Proceeds from exercise of warrants and stock options	2,292,692	1,110,086
Proceeds from notes payable	5,000,000	-
Principal payments on long-term debt	(131,956)	-
Capitalized debt issuance costs	(181,125)	-
Net cash provided by financing activities	21,722,282	10,892,141

Effect of exchange rate changes on cash and cash equivalents	(9,728)	1,611

Net increase (decrease) in cash and cash equivalents	6,928,901	(644,992)
Cash and cash equivalents:
Beginning of period	2,706,047	2,718,472
End of period	$9,634,948	$2,073,480

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within one year of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At September 30, 2007 and December 31, 2006 the securities had a fair value of $15,730,516 and $4,951,654, respectively, and a carrying value of $15,708,873 and $4,953,421, respectively.

Reclassifications

The Company reclassified expenses for quality and regulatory activities previously reported as general and administrative expenses to research and development expenses. The amounts of the reclassifications were $60,782 and $209,390 for the three and nine month periods ended September 30, 2006, respectively. This reclassification did not impact previously reported operating loss, net loss or net loss per share.

3.	Notes Payable and Capital Lease

In February of 2007, the Company received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund working capital needs. A second tranche of $5,000,000 is available after September 30, 2007 but before December 31, 2007 upon meeting certain conditions. The per annum interest rate is equal to the sum of the yield for three-

year U.S. treasury bills as quoted by Bloomberg, plus 800 basis points calculated (i) in the case of the first tranche, on the business day prior to the first funding date and (ii) in the case of the second tranche, on the business day prior to the second funding date (as such term is defined in the Credit Agreement). In addition, once set, the applicable interest rate for each tranche will be fixed for the applicable term. The stated interest rate for the first tranche is 12.7%. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The Company has pledged certain property as collateral, including all intellectual property.

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

The Company capitalized debt issuance costs totaling $181,125, which is being amortized and recorded as interest expense using the interest method over the forty-two month term.

Total interest expense related to the credit facility in the first nine months of 2007 was $527,191. Cash paid for interest in the first nine months was $372,156.

Principal payments of $1,476,549, $1,675,381 and $1,733,239 are due in each of the twelve month periods ended September 30, 2008, 2009 and 2010, respectively.

In the second quarter of 2007 the Company acquired lab equipment under a three year capital lease. The equipment and capital lease obligation were recorded at a value of approximately $115,000. Principal payments of approximately $39,000, $41,000 and $21,000 are due in each of the twelve month periods ended September 30, 2008, 2009, and 2010.

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

The Company’s stock option and equity incentive plans allow for the grants of options, restricted stock and/or performance awards to officers, directors, consultants and employees. Under the Company’s 2006 Equity Incentive Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 500,000 shares, and no more than 500,000 shares may be issued as restricted stock grants, restricted stock units and performance awards. Options to purchase shares of Common Stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of September 30, 2007, these plans had 2,412,610 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plans as of September 30, 2007 and the changes during the nine-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2006	4,426,759	1.65
Granted	1,307,632	1.42
Exercised	(35,000)	1.54
Forfeited	(106,000)	2.26
Outstanding at September 30, 2007	5,593,391	1.58	7.2	636,858
Exercisable at September 30, 2007	3,930,695	1.67	6.5	435,486

Total recognized compensation expense for stock options was approximately $823,000 and $583,000 for the first nine months of 2007 and 2006, respectively. As of September 30, 2007, there was approximately $1,763,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first nine months of 2007 and 2006 were estimated as $1.14 and $1.37, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2007	2006
Risk-free interest rate	4.7%	4.4%
Annualized volatility	109.0%	127.0%
Weighted average expected life, in years	5.0	7.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to 1,365,000 restricted shares of common stock upon the occurrence of various triggering events and authorization by stockholders, in certain circumstances, of additional shares under existing or future plans. Approximately 1,033,000 of these shares relate to performance criteria that were not yet considered probable of achievement. Expense of approximately $71,000 was recognized in the first nine months of 2007 in connection with potential performance based awards totaling approximately 68,000 shares of common stock for the Chief Financial Officer, of which 22,727 shares were issued in the second quarter of 2007. The Chief Executive Officer was awarded 86,666 shares of common stock in 2006 upon a triggering event being attained. A total of approximately $61,000 in compensation expense was recorded in 2006 and 2005 in connection with these shares.The weighted average grant date fair value of the remaining awards considered probable of achievement by the Chief Executive Officer was $0.40 per share, which resulted in a total fair value of $80,000, of which approximately $23,000 was recognized in the first nine months of 2007.

5.	Stockholders’ Equity

Common Stock, Options and Warrants

In July of 2007, the Company received proceeds of $14,742,671, net of offering costs of $1,257,329, in a private placement of its common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 3,800,000 shares of common stock with an exercise price of $2.00 per share.

In March of 2006, the Company received proceeds of $9,782,055, net of offering costs of $1,180,445, in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share.

Warrant and stock option exercises during the first nine months of 2007 and 2006 resulted in proceeds of $2,292,692 and $1,110,086, respectively, and in the issuance of 2,187,317 and 1,292,020 shares of common stock, respectively.

During the first nine months of 2007 and 2006, the Company granted options to purchase a total of 1,307,632 and 1,455,000 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $1.23 to $1.65 per share in 2007 and at exercise prices ranging from $1.43 to $1.55 in 2006. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Warrants to purchase a total of 23,141,021 shares of common stock were outstanding at September 30, 2007. The weighted average exercise price of the warrants was $1.49.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss applicable to common shares	$(2,610,732)	$(1,924,867)	$(5,337,351)	$(6,785,626)
Basic and diluted weighted avg common shares outstanding	64,660,101	53,094,622	57,607,935	51,032,017
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.09)	$(0.13)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 28,734,412 and 26,029,542 at September 30, 2007 and 2006, respectively.

The weighted average exercise price of the stock options and warrants outstanding at September 30, 2007 and 2006 was $1.50 and $1.41, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	September 30, 2007	December 31, 2006
Switzerland	$1,677,897	$1,655,869
United States of America	28,241,280	9,878,614
	$29,919,177	$11,534,483

Revenues by customer location are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States of America	$187,103	$196,750	$2,436,718	$657,361
Europe	987,672	467,740	3,160,216	1,296,231
Other	55,899	92,134	283,753	298,787
	$1,230,674	$756,624	$5,880,687	$2,252,379

The following summarizes significant customers comprising 10% or more of total revenue for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ferring	$910,688	$323,872	$2,419,103	$1,119,047
BioSante Pharmaceuticals, Inc.	69,277	41,761	1,907,339	85,229
Undisclosed	86,953	-	626,236	-
Jazz Pharmaceuticals	27,102	18,228	224,864	302,293
Undisclosed	-	124,601	-	124,601

8.	Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,610,732)	$(1,924,867)	$(5,337,351)	$(6,686,126)
Change in cumulative translation adjustment	(30,894)	5,779	(39,727)	(9,288)
Comprehensive loss	$(2,641,626)	$(1,919,088)	$(5,377,078)	$(6,695,414)

9.	New Accounting Pronouncements

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

10.	License Agreements

In September 2007, the Company entered into a worldwide product development and license agreement with an undisclosed company for a product that will utilize the Company’s oral disintegrating tablet delivery technology. Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by the Company under certain circumstances.

In July 2007, the Company entered into a worldwide product development and license agreement with Jazz Pharmaceuticals for a product that will utilize the Company’s transdermal gel delivery technology. Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by the Company under certain circumstances.

The upfront payments due under these two agreements totaled approximately $625,000, nearly all of which has been deferred and will be recognized over the development periods.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets pharmaceutical delivery products, including transdermal gels, oral fast-melting tablets and reusable needle-free and disposable mini-needle injector systems. In addition, the Company has several products and compound formulations under development. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation develops reusable needle-free and disposable mini-needle injector systems and manufactures and markets reusable needle-free injection devices and related disposables. These operations, including all manufacturing and some U.S. administrative activities, are located in Minneapolis, Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the development of transdermal gels and oral fast-melt tablet products. The Swiss operations focus principally on research, development and commercialization of pharmaceutical products and include a number of license agreements with pharmaceutical companies for the application of its drug delivery systems. The Company’s corporate offices are located in Ewing, New Jersey.

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as its primary customers. The Company has negotiated and executed licensing relationships in the growth hormone segment (reusable needle-free devices in Europe and Asia) and the transdermal gels and oral fast-melt tablet segments (several license and development programs are in place worldwide, including the United States and Europe). In addition, the Company continues to market reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors, has granted a development license to its reusable needle-free technology in the diabetes and obesity fields to Eli Lilly and Company on a worldwide basis, and has licensed both disposable and reusable injection devices to Teva Pharmaceuticals for use in undisclosed fields and territories.

The Company is reporting a net loss of $5,337,351 for the nine-month period ended September 30, 2007 and expects to report a net loss for the year ending December 31, 2007, as marketing and development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

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

Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Total revenues for the three and nine months ended September 30, 2007 were $1,230,674 and $5,880,687, respectively, compared to revenues for the same prior-year periods of $756,624 and $2,252,379. The increase in revenues in the three month period was primarily due to increases in product sales and royalties. The nine month period resulted in increases in all revenue categories, with the most significant increase recognized in licensing fees as a result of $1,750,000 received under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc. Product sales were higher in each period mainly due to increased revenue from the Company’s major European customer, Ferring. The increase in revenue from Ferring was due to increases in the number of needle-free injector devices and disposable components sold and a renegotiated contract with Ferring in which selling prices were increased. The increase in development revenue resulted primarily from agreements related to use of the Company’s proprietary ATDTM gel technology and oral fast-melting tablet technology. The royalty revenue increases were directly related to the increase in the number of injector devices sold to Ferring, as well as a renegotiated increased royalty rate with Ferring.

Cost of Revenues

The cost of product sales are related to injection devices and related products. For the three and nine month periods ended September 30, 2007, cost of product sales were $513,308 and $1,377,832, respectively, compared to $273,127 and $871,590 for the same periods of the prior year. The cost of product sales increases were directly related to the increases in product sales. Cost of product sales as a percentage of product sales decreased in the nine month period to 53% in 2007 from 59% in 2006, and was unchanged at 57% for the three months ended September 30, 2007 and 2006. The decrease in the nine-month period was due primarily to a higher sales volume absorbing a similar level of fixed overhead costs along with increases in selling prices.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed thru to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 33% and 67% for the third quarter of 2007 and 2006, respectively and was 23% and 47% for the nine-month periods ended September 30, 2007 and 2006, respectively.

Research and Development

Research and development expenses were $1,652,129 and $3,997,381 in the three and nine-month periods ended September 30, 2007, respectively, compared to $893,279 and $2,862,340 in the same periods of the prior year. The increases in the third quarter and first nine months of 2007 compared to the same periods of 2006 were due primarily to costs incurred in connection with activities such as contract research organization (CRO) initiation, site recruitment, drug supply and database initiation in anticipation of starting a Phase III study of Anturol™ (oxybutynin gel) for the treatment of overactive bladder in the fourth quarter of 2007.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $369,625 and $1,185,959 for the three and nine-month periods ended September 30, 2007, respectively, compared to $278,805 and $987,114 in the same prior year periods. The increase in the three-month period was primarily due to increases in payroll, legal fees and professional services. The increase in the nine-month period was primarily due to increases in payroll and legal fees. The payroll increases were partially due to additional personnel and the legal fees increases were due to increased activity as a result of new licenses/agreements being completed or in progress.

General and Administrative

General and administrative expenses totaled $1,346,657 and $4,462,346 in the three and nine-month periods ended September 30, 2007, respectively, compared to $1,260,173 and $4,219,862 in the same periods of the prior year. The increases in each period were due mainly to increases in travel, stock based compensation and patent related expenses. These increases were partially offset by decreases in various professional service expenses.

Other Income (Expense)

Other income was $78,645 and $14,571 in the three and nine-month periods ended September 30, 2007, respectively, compared to income of $70,464 and $203,222 in the same periods of the prior year. The increase in the three-month period was due primarily to an increase in interest income partially offset by an increase in interest expense. The decrease in the nine-month period was due primarily to an increase in interest expense partially offset by an increase in interest income. Interest income increased in each period due to higher cash and investment balances resulting from the debt and equity financings in the first and third quarters of 2007, respectively. Interest expense increased due to the $5,000,000 borrowed under a credit agreement in the first quarter of 2007.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to operate primarily by raising capital and incurring debt.

In July of 2007 the Company received proceeds of $14,742,670, net of offering costs of $1,257,330, in a private placement of its common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 3,800,000 shares of common stock with an exercise price of $2.00 per share. The Company intends to use net proceeds from the financing for the Phase III clinical study of Anturol™, continuing the advancement of new products in the pipeline and for working capital and general corporate purposes.

In the first nine months of 2007 the Company received proceeds of $2,292,692 from the exercise of warrants and stock options which resulted in the issuance of 2,187,317 shares of common stock.

In the second quarter of 2007 the Company acquired equipment under a three year capital lease. The equipment and capital lease obligation were recorded at a value of approximately $115,000. Principal payments of approximately $39,000, $41,000 and $21,000 are due in each of the twelve month periods ended September 30, 2008, 2009, and 2010.

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

In March of 2006 the Company received net proceeds of $9,782,055 in a private placement of its common stock in which a total of 8,770,000 shares of common stock were sold at a price of $1.25 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 7,454,500 shares of common stock with an exercise price of $1.50 per share. In the first half of 2006 the Company also received proceeds of $1,110,086 in connection with warrant and stock option exercises which resulted in the issuance of 1,292,020 shares of common stock.

The Company believes that the combination of the recent equity and debt financings and projected product sales, product development, license revenues, milestone payments and royalties will provide sufficient funds to support operations beyond 2008. During 2007, the Company believes capital expenditures may increase to approximately $1,000,000 primarily in connection with tooling and production equipment related to the commercial launch of certain devices associated with injection device deals. If the Company does need additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

Net cash used in operating activities was $3,997,713 and $5,622,738 for the nine-month periods ended September 30, 2007 and 2006, respectively. The difference between 2007 and 2006 was mainly the result of a decrease in the amount of the net loss and an increase in noncash expenses. The net loss reduction in the first nine months of 2007 was primarily due to $1,750,000 received under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc.

Noncash expenses in the first nine months of 2007 totaled $1,416,816 compared to $1,105,302 in 2006. The increase was due primarily to the amortization of debt discount and issuance costs related to the $5,000,000 credit facility and an increase in stock-based compensation expense.

Investing Activities

Net cash used in investing activities was $10,785,940 and $5,916,006 for the nine-month periods ended September 30, 2007 and 2006, respectively. This was primarily due to purchases of short-term investments of $18,929,240 and $8,743,848 in 2007 and 2006, respectively. The purchases were partially offset by proceeds from the maturity of short-term investments of $8,275,674 and $2,939,036 in 2007 and 2006, respectively. The increase in short-term investment purchases in 2007 was the result of an increase in available cash from the debt and equity financings in the first and third quarters of 2007, respectively.

Financing Activities

Net cash provided by financing activities totaled $21,722,282 in the first nine-months of 2007, which consisted primarily of proceeds from the issuance of common stock related to the private placement of $14,742,671, proceeds from the note payable of $5,000,000 and proceeds from the exercise of warrants and stock options of $2,292,692. Net cash provided by financing activities in the first nine-months of 2006 was $10,892,141, which consisted of net proceeds from the sale of common stock of $9,782,055 and proceeds from the exercise of warrants and stock options of $1,110,086.

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

The Company's primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. In addition, the Company has exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties. In March 2007 the Company amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk. Most of the Company's sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on the Company's financial results for the three and nine-month periods ended September 30, 2007 and 2006 was not material.

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

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of ($5,337,351) for the nine months ended September 30, 2007 and net losses of ($8,099,846) and ($8,497,956) in the fiscal years ended 2006 and 2005, respectively. In addition, we have accumulated aggregate net losses from the inception of business through September 30, 2007 of ($104,659,804). The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations

In July of 2007, we completed a private placement of our common stock and warrants in which we received aggregate gross proceeds of $16,000,000. In February of 2007, we received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund working capital needs. A second tranche of $5,000,000 is available after September 30, 2007 but before December 31, 2007 under certain conditions. We believe that the combination of the debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations beyond 2008. However, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new drug technologies, limit expansion of operations, accept financing terms that are not as attractive as we may desire or be forced to liquidate and close operations.

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

As we changed our business model to be more commercially oriented by further developing our own products, we may not have sufficient resources to fully execute our plan

We must make choices as to the drugs that we will combine with our transdermal gel, fast-melt tablet, disposable mini-needle and reusable needle-free technologies to move into the marketplace. We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all. FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated. Funds required to bring our own products to market may be more than anticipated or may not be available at all. We have limited experience in development of compounds and in regulatory matters and bringing such products to market; therefore, we may experience difficulties in making this change or not be able to achieve the change at all.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

During the first nine months of 2007 we derived approximately 41%, 32% and 11% of our revenue from Ferring, BioSante Pharmaceuticals and an undisclosed company, respectively, and in 2006, we derived approximately 50% and 13% of our revenue from Ferring and Jazz Pharmaceuticals, respectively.

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

In July 2007, we entered into a worldwide product development and license agreement with Jazz Pharmaceuticals. Under the agreement an upfront payment, development milestones, and royalties on product sales are due us under certain circumstances. If the development program conducted by Jazz is not a success we may never receive any compensation other than the upfront payment earned at agreement execution.

In September 2007, we entered into a worldwide product development and license agreement with an undisclosed company. Under the agreement an upfront payment, development milestones, and royalties on product sales are due us under certain circumstances. If the development program conducted by this company is not a success we may never receive any compensation other than the upfront payment earned at agreement execution.

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

If we do not develop and maintain relationships with manufacturers of our drug candidates, then we may not successfully manufacture and sell our pharmaceutical products

We do not possess the capabilities, resources or facilities to manufacture Anturol™, which is currently in development for overactive bladder, or any other of our future drug candidates. We must contract with manufacturers to produce Anturol™ according to government regulations. Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint.

We have not contracted with a commercial supplier of active pharmaceutical ingredients of oxybutynin for Anturol™ at this time. We are currently working towards selecting a manufacturer to provide us with oxybutynin in a manner which meets FDA requirements.

We have contracted with Patheon, a manufacturing development company, to supply clinical quantities of Anturol™ in a manner that meets FDA requirements. The FDA has not approved the manufacturing processes of Patheon for Anturol. Any failure by Patheon to achieve compliance with FDA standards could significantly harm our business since we do not currently have an approved secondary manufacturer for Anturol™.

We have limited commercial device manufacturing experience and may experience difficulties related to the use of new device materials and procedures, which could increase our production costs and, ultimately, decrease our profits

Our past assembly, testing and device manufacturing experience for our needle-free device has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our planned future device business necessitates significant changes and additions to our contract manufacturing and assembly process. Our devices must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment and component supplies, any of which could result in significant delays in production. We entered into a manufacturing agreement under which a third party assembles our MJ7 devices and certain related disposable component parts. There can be no assurance that this third-party manufacturer will be able to continue to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our products. Any failure to do so would negatively impact our business, financial condition and results of operations. We also continue to outsource manufacturing of our disposable injection products to third parties. Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint. We have not entered into any manufacturing agreement for these products.

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

Elestrin®, for which we will receive royalties from our partner based on any commercial sales, was launched in June 2007. Therefore, we have no way of knowing at this time if health insurance companies will reimburse patients for the use of Elestrin® as this typically becomes known in the latter part of the first year of launch.

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

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we may never be able to achieve profitable operations

Competitors in the overactive bladder, transdermal gel drug delivery and needle-free injector and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating fast-melt tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Drug delivery companies that compete with our technologies include Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Auxillium, BioChemics, Inc., Aradigm, Cellegy Pharmaceuticals, Inc., Watson Pharmaceuticals, Cardinal Health, CIMA Laboratories, Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc., The Medical House and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

We are aware of a U.S. Patent issued to Watson Pharmaceuticals relating to a gel formulation of oxybutynin. We believe that we do not infringe this patent and that it should not have been issued. We may seek to invalidate this patent but there can be no assurance that we will prevail. If the patent is determined to be valid and if Anturol™ is approved, we may be delayed in our marketing and the potential market value of Anturol™ may be affected.

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

If we make any acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours

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

If we do not have adequate insurance for product liability claims, then we may be subject to significant expenses relating to these claims

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

In August 2007, we initiated a pivotal safety and efficacy trial of Anturol™ for OAB. The three arm study will enroll approximately 600 patients for a 12-week clinical trial. The randomized, double-blind, placebo controlled, multi-center trial will principally evaluate the efficacy of Anturol™ when administered topically once daily for 12 weeks. The primary end point of the trial will be efficacy against the placebo defined as the reduction in the number of urinary incontinence episodes experienced. Secondary end points include changes from baseline in urinary urgency, average daily urinary frequency, patient perceptions as well as safety and tolerability. The initiation of the trial does not ensure success of the trial. We may not have the resources to complete the trial, Anturol™ may prove to not be efficacious, may not beat placebo or may have undesired side effects not previously experienced. Additionally, the FDA may require further studies for approval. Any of these potential outcomes could have a negative impact on the value of our stock price.

Additionally, we are developing, with partners, injection devices for use with our partner’s drugs. The regulatory path for approval of such combination products may be subject to review by several centers within the FDA and although precedent and guidance exists for the requirements for such combination products, there is no assurance that the FDA will not change what it requires or how it reviews such submissions. Additionally, there is no assurance that the FDA will not require human clinical testing in order to commercialize these devices. Such changes in review processes or the requirement for clinical studies could delay anticipated launch dates or be at a cost which makes launching the device cost prohibitive for our partners. Such delay or failure to launch these devices could adversely affect our revenues and future profitability.

In other jurisdictions, we, and the pharmaceutical companies with whom we are developing technologies (both drugs and devices), must obtain required regulatory approvals from regulatory agencies and comply with extensive regulations regarding safety and quality. If approvals to market the products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues may not materialize or may decline. We may not be able to obtain all necessary regulatory approvals. Additionally, clinical data that we generate or obtain from partners from FDA regulatory filings may not be sufficient for regulatory filings in other jurisdictions and we may be required to incur significant costs in obtaining those regulatory approvals.

The 505(b)(2) regulatory pathway for many of our potential pharmaceutical products is uncertain and could result in unexpected costs and delays of approvals

Transdermal and topical products indicated for the treatment of systemic or local treatments respectively are regulated by the FDA in the U.S. and other similar regulatory agencies in other countries as drug products. Transdermal and topical products are considered to be controlled release dosage forms and may not be marketed in the U.S. until they have been demonstrated to be safe and effective. The regulatory approval routes for transdermal and topical products include the filing of an NDA for new drugs, new indications of approved drugs or new dosage forms of approved drugs. Alternatively, these dosage forms can obtain marketing approval as a generic product by the filing of an ANDA, providing the new generic product is bioequivalent to and has the same labeling as a comparable approved product or as a filing under Section 505(b)(2) where there is an acceptable reference product. Other topical products for local treatment do not require the filing of either an NDA or ANDA, providing that these products comply with existing OTC monographs. The combination of the drug, its dosage form and label claims and FDA requirement will ultimately determine which regulatory approval route will be required.

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company and impact our stock price

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling stockholder, Dr. Jacques Gonella, own a substantial portion (as of October 31, 2007, approximately 14%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 4,198,976 shares of common stock and options to purchase 144,500 shares of common stock. Additionally, three investors (Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of October 31, 2007, exercisable into an aggregate of 5,286,588 shares of our common stock. Some of these investors also directly own shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 18%, and the four investors as a group would own, at a minimum, over 7%, of our common stock.

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

Future conversions or exercises by holders of warrants or options could substantially dilute our common stock

As of October 31, 2007, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00 per share, for an aggregate of approximately 23,140,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $14.70 per share, for an aggregate of approximately 5,600,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

  Sales of our common stock by our officers and directors may lower the market price of our common stock

As of October 31, 2007, our officers and directors beneficially owned an aggregate of approximately 19,400,000 shares (or approximately 27%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

We do not expect to pay dividends in the foreseeable future

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

Anti-takeover effects of certain certificate of incorporation and bylaw provisions could discourage, delay or prevent a change in control

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

Item 6.	Exhibits

(a)	Exhibit Index

Exhibit No.	Description
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

         ANTARES PHARMA, INC.

November 13, 2007	/s/ Jack E. Stover

          Jack E. Stover

          President and Chief Executive Officer

November 13, 2007	/s/ Robert F. Apple

          Robert F. Apple

          Senior Vice President and Chief Financial Officer