Form 10-Q
period 2008-03-31
ANTARES PHARMA INC
filed 2008-05-15
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer ID No. 41-1350192

250 Phillips Blvd, Suite 290

Ewing, New Jersey

08618

(609) 359-3020

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non –accelerated filer ☐	Smaller reporting company ☒

                          (do not check if a smaller

                           reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of May 9, 2008, was 67,254,666.

ANTARES PHARMA, INC.

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$15,692,115	$9,758,924
Short-term investments	7,443,573	16,300,844
Accounts receivable, less allowance for doubtful accounts of $10,000	449,090	486,887
Other receivables	253,378	20,181
Inventories	128,625	125,409
Prepaid expenses and other current assets	431,410	620,933
Total current assets	24,398,191	27,313,178

Equipment, furniture and fixtures, net	1,106,702	467,676
Patent rights, net	635,275	572,174
Goodwill	1,095,355	1,095,355
Other assets	1,020,612	768,333
Total Assets	$28,256,135	$30,216,716

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,179,733	$804,848
Accrued expenses and other liabilities	1,159,045	1,543,401
Notes payable and capital lease – current, net of discount of $181,068 and $199,060, respectively	2,203,268	2,109,385
Deferred revenue	1,075,055	964,673
Total current liabilities	6,617,101	5,422,307

Notes payable and capital lease – long term, net of discount of $115,935 and $154,189, respectively	4,084,480	4,665,467
Deferred revenue – long term	2,795,568	2,629,651
Total liabilities	13,497,149	12,717,425

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 100,000,000 shares;
66,654,666 and 65,529,666 issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	666,546	655,296
Additional paid-in capital	126,315,560	125,430,653
Accumulated deficit	(111,399,090)	(107,901,392)
Accumulated other comprehensive loss	(824,030)	(685,266)
	14,758,986	17,499,291
Total Liabilities and Stockholders’ Equity	$28,256,135	$30,216,716

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$738,369	$626,087
Development revenue	103,997	330,696
Licensing revenue	222,973	1,848,168
Royalties	49,039	38,787
Total revenue	1,114,378	2,843,738

Cost of revenues:
Cost of product sales	414,933	361,049
Cost of development revenue	37,115	106,503
Total cost of revenues	452,048	467,552
Gross profit	662,330	2,376,186

Operating expenses:
Research and development	1,966,272	823,595
Sales, marketing and business development	430,664	385,873
General and administrative	1,687,405	1,630,807
	4,084,341	2,840,275

Operating loss	(3,422,011)	(464,089)

Other income (expense):
Interest income	245,437	112,187
Interest expense	(289,268)	(80,578)
Foreign exchange losses	(14,741)	(16,111)
Other, net	(17,115)	19,010
	(75,687)	34,508

Net loss	$(3,497,698)	$(429,581)

Basic and diluted net loss per common share	$(0.05)	$(0.01)

Basic and diluted weighted average common shares outstanding	65,628,567	53,413,326

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,497,698)	$(429,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,672	64,054
Stock-based compensation expense	287,455	254,767
Amortization of prepaid license discount	-	49,063
Amortization of debt discount and issuance costs	76,208	21,130
Changes in operating assets and liabilities:
Accounts receivable	41,826	504,286
Other receivables	(137,728)	(90,712)
Inventories	(3,216)	(11,769)
Prepaid expenses and other current assets	251,494	(221,354)
Other assets	(246,282)	(14,736)
Accounts payable	1,243,461	548,025
Accrued expenses and other current liabilities	(409,738)	(195,435)
Deferred revenue	77,125	(382,598)
Net cash provided by (used in) operating activities	(2,261,421)	95,140

Cash flows from investing activities:
Proceeds from maturity of short-term investments	8,788,401	2,900,600
Purchases of short-term investments	-	(5,367,523)
Purchases of equipment, furniture and fixtures	(647,548)	(5,634)
Additions to patent rights	(38,396)	(17,670)
Net cash provided by (used in) investing activities	8,102,457	(2,490,227)

Cash flows from financing activities:
Proceeds from notes payable	-	5,000,000
Capitalized debt issuance costs	-	(181,124)
Principal payments on long-term debt	(555,632)	-
Proceeds from exercise of warrants and stock options	618,700	119,163
Net cash provided by financing activities	63,068	4,938,039

Effect of exchange rate changes on cash and cash equivalents	29,087	(7,791)

Net increase in cash and cash equivalents	5,933,191	2,535,161
Cash and cash equivalents:
Beginning of period	9,758,924	2,706,047
End of period	$15,692,115	$5,241,208

See accompanying notes to consolidated financial statements

ANTARES PHARMA, INC.

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialty drug delivery/pharmaceutical company utilizing its experience and expertise in drug delivery systems to enhance the performance of established and developing pharmaceuticals. The Company currently has three primary delivery platforms (1) transdermal gels, (2) oral disintegrating tablets, and (3) injection devices. The corporate headquarters are located in Ewing, New Jersey, with research and production facilities for parenteral devices in Minneapolis, Minnesota, and research and development facilities for pharmaceuticals in Basel, Switzerland.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within one year of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At March 31, 2008 and December 31, 2007, the securities had a fair value of $7,475,312 and $16,332,927, respectively, and a carrying amount of $7,443,573 and $16,300,844, respectively.

3.	Notes Payable and Capital Lease

In February of 2007, the Company received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility. In December of 2007, the Company received gross proceeds of $2,500,000, after amending the credit facility agreement to reduce the amount available to draw down in the second tranche from $5,000,000 to $2,500,000. The per annum interest rate is 12.7% in the case of the first tranche and 11% in case of the second tranche. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The credit agreement is secured by all personal property of the Company, including all intellectual property. The credit agreement contains certain covenants and provisions, including, without limitation, covenants and provisions that:

•	restrict the Company's ability to create or incur indebtedness (subject to enumerated exceptions);
•	restrict the Company's ability to create or incur certain liens on its property (subject to enumerated exceptions);
•	require the Company to use commercially reasonable efforts to maintain, on a consolidated basis, unrestricted cash and cash equivalents of at least $2,500,000;
•

in certain circumstances, restrict the Company's ability to declare or pay any dividends on any shares of its capital stock, purchase or redeem any shares of its capital stock, return any capital to any holder of its equity securities or payment of certain bonuses; and

•	restrict the Company's ability to make certain investments.

Total interest expense related to the credit facility for the first three months of 2008 was $283,449, of which $207,242 was interest paid in cash. The remaining interest expense of $76,207 consisted of amortization of debt discount and debt issuance costs. In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25. The fair value of the vested warrants was approximately $505,000, calculated using the Black-Scholes valuation model, and was recorded as an increase to equity and a decrease, or discount, to notes payable. The discount is being amortized and recorded as interest expense using the interest method over the term of the agreement.

Principal payments of $2,337,399, $2,637,670 and $1,516,718 are due in each of the twelve month periods ended March 31, 2009, 2010 and 2011, respectively.

In 2007, the Company acquired lab equipment under a three year capital lease. The equipment and capital lease obligation were recorded at a value of approximately $115,000. Principal payments of approximately $47,000 and $46,000 are due in each of the twelve month periods ended March 31, 2009, and 2010, respectively.

4.	Stock Based Compensation

The Company accounts for employee stock compensation cost using the fair value method pursuant to FASB Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s stock option and equity incentive plans allow for the grants of options, restricted stock and/or performance awards to officers, directors, consultants and employees. Under the Company’s 2006 Equity Incentive Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 500,000 shares, and no more than 500,000 shares may be issued as restricted stock grants, restricted stock units and performance awards. Options to purchase shares of Common Stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of March 31, 2008, these plans had 2,339,883 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plans as of March 31, 2008, and the changes during the three-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2007	5,582,391	1.58
Granted	50,000	1.02
Exercised	-	-
Forfeited	(600)	9.05
Outstanding at March 31, 2008	5,631,791	1.57	6.8	197,860
Exercisable at March 31, 2008	4,373,778	1.63	6.2	179,900

Total recognized compensation expense for stock options in the first quarters of 2008 and 2007 was approximately $277,000 and $226,000, respectively. As of March 31, 2008, there was approximately $1,200,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first quarters of 2008 and 2007 were calculated as $0.67 and $0.99, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2008	2007
Risk-free interest rate	2.6%	4.8%
Annualized volatility	81.0%	109.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to 1,805,000 shares of common stock upon the occurrence of various triggering events. At March 31, 2008, the total shares available for grant under the equity incentive plan applicable to these potential awards were limited to 500,000. Consequently, expense recognition for awards considered probable of achievement was limited to the awards covered by the 500,000 shares available. Approximately 132,000 of the 1,805,000 shares were awarded prior to March 31, 2008, of which 22,727 were awarded to the Chief Financial Officer early in the first quarter of 2008 in connection with a performance based award. No expense was recognized in the first quarter of 2008 in connection with these shares. Expense of approximately $29,000 was recognized in the first quarter of 2007 in connection with a performance based award of 22,727 shares of common stock for the Chief Financial Officer.

5.	Stockholders' Equity

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

Warrant and stock option exercises during the first quarters of 2008 and 2007 resulted in proceeds of $618,700 and $119,163, respectively, and in the issuance of 1,125,000 and 108,333 shares of common stock, respectively.

During the first quarter of 2008 and 2007, the Company granted options to purchase a total of 50,000 and 704,000 shares of its common stock, respectively. In 2008, the options were granted to the Company’s Chief Executive Officer upon the amendment and extension of his employment agreement, at an exercise price of $1.02. In 2007, the options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $1.23 to $1.65. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Warrants to purchase a total of 22,016,021 shares of common stock were outstanding at March 31, 2008. The weighted average exercise price of the warrants was $1.53.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per common share.

	Three Months Ended March 31,
	2008	2007
Net loss	$(3,497,698)	$(429,581)
Basic and diluted weighted average common shares outstanding	65,628,567	53,413,326
Basic and diluted net loss per common share	$(0.05)	$(0.01)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 27,647,812 and 26,713,542 at March 31, 2008 and 2007, respectively.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2008 and 2007 was $1.54 and $1.40, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery based transdermal and transmucosal pharmaceutical products as well as drug delivery based injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	March 31, 2008	December 31, 2007
United States of America	$26,922,199	$28,432,486
Switzerland	1,333,936	1,784,230
	$28,256,135	$30,216,716

Revenues by customer location are summarized as follows:

	March 31,
	2008	2007
United States of America	$246,730	$2,204,018
Europe	680,899	526,567
Other	186,749	113,153
	$1,114,378	$2,843,738

The following summarizes significant customers comprising 10% or more of total revenue for the three months ended March 31:

	2008	2007
BioSante Pharmaceuticals, Inc.	$51,757	$1,793,830
Ferring Pharmaceuticals BV	557,103	493,193
JCR Pharmaceuticals Co., Ltd	186,749	55,809

8.	Comprehensive Loss

	Three Months Ended March 31,
	2008	2007
Net loss	$(3,497,698)	$(429,581)
Change in cumulative translation adjustment	(138,764)	(10,598)
Comprehensive loss	$(3,636,462)	$(440,179)

9.	New Accounting Pronouncements

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company’s adoption of EITF 07-3 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for financial assets and liabilities remained applicable to fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 had no impact on the Company’s consolidated financial statements and the Company is currently evaluating the potential impact of the delayed portion of this statement on its consolidated financial statements.

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

Overview

The Company develops, produces and markets delivery based pharmaceutical products, including transdermal gels, oral disintegrating tablets and reusable needle-free and disposable pressure assisted auto injector and pen injector systems for both pharmaceutical partners and internal product candidates. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation manufactures and markets reusable needle-free injection devices and related disposables, and develops disposable pressure assisted auto injector and pen injector systems. These operations, including all development and some U.S. administrative activities, are located in Minneapolis, Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the development of transdermal gels and oral disintegrating tablet products. The Swiss operations focus principally on research, development and commercialization of pharmaceutical products and include a number of license agreements with pharmaceutical companies for the application of its drug delivery systems. The Company’s corporate offices are located in Ewing, New Jersey.

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in growth hormone products (reusable needle-free devices in Europe and Asia) and in transdermal gels (several development programs in place worldwide, including the United States and Europe) and in oral disintegrating tablets. In addition, the Company continues to market reusable needle-free devices for the home or alternate-site administration of insulin in the U.S. market through distributors and has licensed both disposable and reusable injection devices to Teva Pharmaceuticals for use in undisclosed fields and territories.

The Company incurred a net loss of $3,497,698 for the quarter ended March 31, 2008, and expects to report a net loss for the year ending December 31, 2008, as development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company has made no material changes to these policies during 2008.

Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues for the three months ended March 31, 2008 and 2007 were $1,114,378 and $2,843,738, respectively. The decrease in revenues was primarily due to $1,750,000 received in 2007 under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc. Product revenue increased in the first quarter of 2008 to $738,369 from $626,087 in 2007 mainly due to increased sales of needle-free injector devices and disposable components to customers in Europe and Japan. Development revenue in the first quarters of 2008 and 2007 resulted primarily from agreements related to use of the Company’s proprietary ATDTM gel technology and oral disintegrating tablet technology. The decrease in 2008 to $103,997 from $330,696 in 2007 was primarily due to a reduction in revenue from one development agreement in place in the first quarter of 2007.

Cost of Revenues

The cost of product sales of $414,933 and $361,049 for the first quarters of 2008 and 2007, respectively, are related to reusable needle-free injector devices and disposable components. Cost of sales as a percentage of product sales decreased slightly to 56% in the first quarter of 2008 from 58% in the first quarter of 2007.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed through to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 36% and 32% for the first quarters of 2008 and 2007, respectively. The increase in 2008 compared to 2007 was primarily due to a lower hourly billing rate in the contract under which the development work was done in 2008 compared to 2007.

Research and Development

Research and development expenses were $1,966,272 and $823,595 for the three-month periods ended March 31, 2008 and 2007, respectively. The increase was primarily due to the continuation of a Phase III study of AnturolTM (oxybutynin gel) for the treatment of overactive bladder, initiated in the fourth quarter of 2007.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $430,664 and $385,873 for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to increases in payroll and professional fees. The payroll increase was partially due to the addition of administrative personnel after the first quarter of 2007. The increases in professional fees were due to services performed in connection with potential new license, development and/or product opportunities.

General and Administrative

General and administrative expenses totaled $1,687,405 and $1,630,807 in the three months ended March 31, 2008 and 2007, respectively. The increase was primarily due to increases in patent related expenses in connection with products currently being developed or potential new products.

Other Income (Expense)

Other income (expense) was $(75,687) and $34,508 in the first quarters of 2008 and 2007, respectively. The decrease in other income (expense) was due primarily to an increase in interest expense resulting from notes payable that originated during the first and fourth quarters of 2007. The increase in interest expense was partially offset by increased interest income resulting from higher cash and investment balances during the first quarter of 2008 compared to 2007.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to fund capital needs in excess of revenue generated primarily by raising capital and incurring debt.

In July of 2007, the Company received net proceeds of $14,742,671 in a private placement of common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 3,800,000 shares of common stock with an exercise price of $2.00 per share. In 2007, the Company also received proceeds of $2,292,692 in connection with warrant and stock option exercises, which resulted in the issuance of 2,187,317 shares of common stock. In the first quarter of 2008, the Company received proceeds of $618,700 in connection with warrant exercises, which resulted in the issuance of 1,125,000 shares of common stock.

In February of 2007, the Company received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund working capital needs. In December of 2007, the Company received gross proceeds of $2,500,000, after the Company amended the credit facility agreement to reduce the amount available to draw down in the second tranche from $5,000,000 to $2,500,000. The per annum interest rate is 12.7% in the case of the first tranche and 11% in the case of the second tranche. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The credit agreement is secured by all personal property of the Company, including all intellectual property. The credit agreement contains certain covenants and provisions, including, without limitation, covenants and provisions that:

•	restrict the Company's ability to create or incur indebtedness (subject to enumerated exceptions);
•	restrict the Company's ability to create or incur certain liens on its property (subject to enumerated exceptions);
•	require the Company to use commercially reasonable efforts to maintain, on a consolidated basis, unrestricted cash and cash equivalents of at least $2,500,000;
•

in certain circumstances, restrict the Company's ability to declare or pay any dividends on any shares of its capital stock, purchase or redeem any shares of its capital stock, return any capital to any holder of its equity securities or payment of certain bonuses; and

•	restrict the Company's ability to make certain investments.

In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25.

The Company believes that the combination of the recent debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide sufficient funds to support operations beyond 2008. During 2008, the Company believes capital expenditures may increase to over $2.5 million primarily in connection with tooling and production equipment related to commercial device deals. The Company does not currently have any bank credit lines. In the future, if the Company needs additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new drug technologies, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

The first quarter of 2008 resulted in net cash used in operating activities of $2,261,421 compared to the first quarter of 2007, which resulted in net cash provided by operating activities of $95,140. The difference between 2008 and 2007 was mainly the result of an increase in the amount of the net loss from $429,581 in the first quarter of 2007 to $3,497,698 in the first quarter of 2008. The net loss increase was primarily due to two factors: (i) in the first quarter of 2007, the Company received $1,750,000 under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc., and (ii) in the first quarter of 2008, there was a significant increase in product development costs due to continuation of a Phase III study of AnturolTM (oxybutynin gel) for the treatment of overactive bladder, initiated in the fourth quarter of 2007. The increase in cash used as a result of the increase in the net loss was partially offset by changes in operating assets and liabilities that provided a source of cash in the first quarter of 2008 of $816,942 compared to $135,707 in 2007.

Investing Activities

Net cash provided by investing activities was $8,102,457 in the first quarter of 2008, which consisted of proceeds from maturity of short-term investments of $8,788,401 that were partially offset by cash used for purchases of equipment of $647,548 and patent rights of $38,396. The equipment purchases consisted primarily of tooling and production equipment related to commercial device deals. Cash used in investing activities of $2,490,227 in the first quarter of 2007 was primarily due to purchases of short-term investments of $5,367,523 which were partially offset by proceeds from the maturity of short-term investments of $2,900,600.

Financing Activities

In the first quarter of 2008, net cash provided by financing activities of $63,068 consisted of proceeds from the exercise of warrants of $618,700 less principal payments on long-term debt of $555,632. In the first quarter of 2007, net cash provided by financing activities of $4,938,039 consisted primarily of proceeds from the note payable of $5,000,000.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company’s adoption of EITF 07-3 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for financial assets and liabilities remained applicable to fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 had no impact on the Company’s consolidated financial statements and the Company is currently evaluating the potential impact of the delayed portion of this statement on its consolidated financial statements.

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

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. In addition, the Company has exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties. In March 2007 the Company amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk. Most of our sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on our financial results for the quarter ended March 31, 2008 was not material.

Typically, the Company’s short-term investments are U.S government agency discount notes or commercial paper that mature within six to twelve months of purchase. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument is expected to decrease. The opposite is also true. To minimize such market risk, the Company has in the past and to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, the Company does not believe there is a material exposure to interest rate risk related to its investment portfolio.

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

The following "risk factors" contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment. In this Section, the terms "we", "our" and "us" refer to Antares Pharma, Inc.

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable

We incurred a net loss of $3,497,698 for the quarter ended March 31, 2008 and net losses of $8,578,939 and $8,099,846 in the fiscal years ended 2007 and 2006, respectively. In addition, we have accumulated aggregate net losses from the inception of business through March 31, 2008 of $111,399,090. The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

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

During the first quarter of 2008 we derived approximately 50% and 17% of our revenue from Ferring and JCR Pharmaceuticals, respectively, and for the year ended December 31, 2007 we derived approximately 39% and 36% of our revenue from Ferring and BioSante, respectively. The revenue from Ferring and JCR was primarily product sales and royalties. The revenue from BioSante was milestone based and will likely not be recurring in the near future.

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

In July 2007, we entered into a worldwide product development and license agreement with Jazz Pharmaceuticals. Under the agreement an upfront payment, development milestones, and royalties on product sales are due us under certain circumstances. If the development program conducted by Jazz is not a success we may never receive any compensation other than the upfront payment earned at agreement execution and ongoing FTE based revenue.

In September 2007, we entered into a worldwide product development and license agreement with an undisclosed company. Under the agreement an upfront payment, development milestones, and royalties on product sales are due us under certain circumstances. If the development program conducted by this company is not a success we may never receive any compensation other than the upfront payment earned at agreement execution and ongoing FTE based revenue.

If we or our third-party manufacturer are unable to supply Ferring with our devices pursuant to our current license agreement with Ferring, Ferring would own a fully paid up license for certain of our intellectual property.

Pursuant to our license agreement with Ferring, we licensed certain of our intellectual property related to our needle-free injection devices, including a license that allows Ferring to manufacture our devices on its own under certain circumstances for use with its human growth hormone product. In accordance with the license agreement, we entered into a manufacturing agreement with a third party to manufacture our devices for Ferring. If we or this third party are unable to meet our obligations to supply Ferring with our devices, Ferring would own a fully paid up license to manufacture our devices and to use and exploit our intellectual property in connection with Ferring’s human growth hormone product. In such event, we would no longer receive product sales and manufacturing margins from Ferring; however we would still receive royalties.

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

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for clinical quantities of Anturol™ in a manner that meets FDA requirements via reference of their DMF for oxybutynin. Additionally, we have contracted with Patheon, a manufacturing development company, to supply clinical quantities of Anturol™ in a manner that meets FDA requirements. The FDA has not approved the manufacturing processes of Patheon for Anturol™. Any failure by Patheon or our supplier of the active ingredient oxybutynin to achieve or maintain compliance with FDA standards could significantly harm our business since we do not currently have approved secondary manufacturers for Anturol™ gel or oxybutynin.

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

We have contracted with Nypro, Inc (Nypro), an international manufacturing development company to supply commercial quantities of our Vibex™ pressure assisted auto injector device in compliance with FDA QSR regulations. Any failure by Nypro to successfully manufacture the pressure assisted auto injector device in commercial quantities, and be in compliance with regulatory regulations, would have a negative impact on our future revenue expectations.

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

Because transdermal gels are not a widely understood method of drug delivery, our potential partners and consumers may have little experience with such products. Our assumption of higher value may not be shared by the potential partner and consumer. To date, transdermal gels have gained successful entry into only a limited number of markets. There can be no assurance that transdermal gels will ever gain market acceptance beyond these markets sufficient to allow us to achieve and/or sustain profitable operations in this product area.

Elestrin®, our transdermal estradiol gel, was launched by BioSante’s marketing partner Bradley Pharmaceuticals in June 2007. To date, the market penetration of Elestrin® has been low. Additionally, Bradley was acquired by Nycomed in February 2008 and presently the commercial interest of Elestrin® with Nycomed is unknown.

We are developing Anturol, our oxybutynin gel for overactive bladder. We may seek a pharmaceutical partner to assist in the development and marketing of this potential product. However, we may be unsuccessful in partnering Anturol™ which may delay or affect the timing of the clinical program due to availability of resources.

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

Competitors in the overactive bladder, transdermal gel drug delivery, injector and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Companies that compete with our technologies include Watson Pharmaceuticals, Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Auxillium, BioChemics, Inc., Aradigm, Cellegy Pharmaceuticals, Inc., Cardinal Health, Laboratoires Besins-Iscovesco, MacroChem Corporation, NexMed, Inc., The Medical House and Novavax, Inc., along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

One of our competitors, Watson Pharmaceuticals, completed a Phase III study of its own oxybutynin gel for OAB in January 2008. While there is no guarantee their drug will ultimately be approved or launched in the U.S., at this point Watson’s development of their oxybutynin gel is ahead of Anturol™ which may limit the success of Anturol™ in the market, if approved. Additionally, Watson has greater resources than we do, which may impact our ability to be competitive in the OAB market.

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

We have received a notice of rejection from the U.S. patent and trademark office (USPTO) for a key patent in the Anturol™ patent portfolio which was posted on the USPTO website (USPTO.gov) in January 2008. As part of the patent process, after a meeting held with the patent examiner, we filed a response that amended the claims. While we believe that the claims are patentable, there is no assurance that the USPTO will issue the patent, and, if the patent is not issued, the market value of Anturol™ may be adversely affected.

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

The 505(b)(2) and ANDA regulatory pathway for many of our potential products is uncertain and could result in unexpected costs and delays of approvals.

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

Drug delivery systems such as injectors are reviewed by the FDA and may be legally marketed as a medical device or may be evaluated as part of the drug approval process. Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities. We may seek approval for a product including an injector and a generic pharmaceutical by filing an ANDA claiming bioequivalence and the same labeling as a comparable referenced product or as a filing under Section 505(b)(2) if there is an acceptable reference product. In reviewing the ANDA filing, the agency may decide that the unique nature of combination products allows them to dispute the claims of bioequivalence and/or same labeling resulting in our re-filing the application under Section 505(b)(2). If such combination products require filing under Section 505(b)(2) we may incur delays in product approval and may incur additional costs associated with testing including clinical trials. The result of an approval for a combination product under Section 505(b)(2) may result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies.

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

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling stockholder, Dr. Jacques Gonella, own a substantial portion (as of May 9, 2008, approximately 17%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 2,473,976 shares of common stock and options to purchase 144,500 shares of common stock. Additionally, three investors (Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of May 9, 2008, exercisable into an aggregate of 5,286,588 shares of our common stock. Some of these investors also directly own shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 18%, and the three investors as a group would own, at a minimum, over 7%, of our common stock.

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

As of May 9, 2008, we have warrants outstanding that are exercisable, at prices ranging from $0.55 per share to $5.00per share, for an aggregate of approximately 21,416,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $9.40 per share, for an aggregate of approximately 5,632,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of May 9, 2008, our officers and directors beneficially owned an aggregate of approximately 16,700,000 shares (or approximately 23%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
10.1	Second Amendment to the Development and License Agreement with Eli Lilly and Company, dated March 20, 2008
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

May 15, 2008	/s/ Jack E. Stover

   Jack E. Stover

   President and Chief Executive Officer

May 15, 2008	/s/ Robert F. Apple

   Robert F. Apple

   Senior Vice President and Chief Financial Officer