Form 10-Q
period 2008-06-30
ANTARES PHARMA, INC.
filed 2008-08-14
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of August 13, 2008, was 67,979,666.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,176,996	$9,758,924
Short-term investments	997,097	16,300,844
Accounts receivable, less allowance for doubtful accounts of $10,000	653,814	486,887
Other receivables	248,452	20,181
Inventories	161,909	125,409
Prepaid expenses and other current assets	369,336	620,933
Total current assets	21,607,604	27,313,178

Equipment, molds, furniture and fixtures, net	1,745,787	467,676
Patent rights, net	618,896	572,174
Goodwill	1,095,355	1,095,355
Other assets	1,338,277	768,333
Total Assets	$26,405,919	$30,216,716

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,797,539	$804,848
Accrued expenses and other liabilities	1,367,632	1,543,401
Notes payable and capital lease, net of discount of $162,209 and $199,060, respectively	2,292,953	2,109,385
Deferred revenue	1,250,519	964,673
Total current liabilities	7,708,643	5,422,307

Notes payable and capital lease, net of discount of $82,730 and $154,189, respectively	3,569,988	4,665,467
Deferred revenue	2,570,709	2,629,651
Total liabilities	13,849,340	12,717,425

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 150,000,000 shares;
67,979,666 and 65,529,666 issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	679,796	655,296
Additional paid-in capital	127,329,893	125,430,653
Accumulated deficit	(114,659,860)	(107,901,392)
Accumulated other comprehensive loss	(793,250)	(685,266)
	12,556,579	17,499,291
Total Liabilities and Stockholders’ Equity	$26,405,919	$30,216,716

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product sales	$945,017	$1,068,723	$1,683,386	$1,694,810
Development revenue	106,101	460,358	210,098	791,054
Licensing revenue	225,321	145,913	448,294	1,994,081
Royalties	113,676	131,281	162,715	170,068
Total revenue	1,390,115	1,806,275	2,504,493	4,650,013

Cost of revenue:
Cost of product sales	513,109	503,475	928,042	864,524
Cost of development revenue	21,600	64,256	58,715	170,759
Total cost of revenue	534,709	567,731	986,757	1,035,283
Gross profit	855,406	1,238,544	1,517,736	3,614,730

Operating expenses:
Research and development	1,791,214	1,521,657	3,757,486	2,345,252
Sales, marketing and business development	574,566	430,461	1,005,230	816,334
General and administrative	1,635,763	1,484,882	3,323,168	3,115,689
	4,001,543	3,437,000	8,085,884	6,277,275

Operating loss	(3,146,137)	(2,198,456)	(6,568,148)	(2,662,545)

Other income (expense):
Interest income	143,892	152,330	389,329	264,517
Interest expense	(268,791)	(230,260)	(558,059)	(310,838)
Foreign exchange gains (losses)	23,224	(12,736)	8,483	(28,847)
Other, net	(12,958)	(7,916)	(30,073)	11,094
	(114,633)	(98,582)	(190,320)	(64,074)

Net loss	(3,260,770)	(2,297,038)	(6,758,468)	(2,726,619)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.10)	$(0.05)

Basic and diluted weighted average common shares outstanding	67,320,325	54,626,788	66,474,446	54,023,408

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,758,468)	$(2,726,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,569	119,483
Stock-based compensation expense	563,707	608,988
Amortization of prepaid license discount	-	98,124
Amortization of debt discount and issuance costs	146,726	86,959
Changes in operating assets and liabilities:
Accounts receivable	(164,347)	135,380
Other receivables	32,310	(30,313)
Inventories	(36,500)	25,802
Prepaid expenses and other current assets	312,166	(106,137)
Other assets	(591,840)	(130,808)
Accounts payable	1,297,501	215,119
Accrued expenses and other current liabilities	(149,761)	22,394
Deferred revenue	71,616	(689,646)
Net cash used in operating activities	(5,158,321)	(2,371,274)

Cash flows from investing activities:
Proceeds from maturity of short-term investments	15,061,897	5,585,464
Purchases of short-term investments	-	(10,200,990)
Purchases of equipment, molds, furniture and fixtures	(647,444)	(14,151)
Additions to patent rights	(51,794)	(43,106)
Net cash provided by (used in) investing activities	14,362,659	(4,672,783)

Cash flows from financing activities:
Proceeds from notes payable	-	5,000,000
Capitalized debt issuance costs	-	(181,124)
Principal payments on long-term debt	(1,128,584)	-
Proceeds from exercise of warrants and stock options	1,319,950	2,292,692
Net cash provided by financing activities	191,366	7,111,568

Effect of exchange rate changes on cash and cash equivalents	22,368	(10,890)

Net increase in cash and cash equivalents	9,418,072	56,621
Cash and cash equivalents:
Beginning of period	9,758,924	2,706,047
End of period	$19,176,996	$2,762,668

See accompanying notes to consolidated financial statements

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialty drug delivery/pharmaceutical company utilizing its experience and expertise in drug delivery systems to enhance the performance of established and developing pharmaceuticals. The Company currently has three established delivery platforms (1) transdermal gels, (2) oral disintegrating tablets, and (3) injection devices. The corporate headquarters is located in Ewing, New Jersey, with research and production facilities for parenteral products in Minneapolis, Minnesota, and research and development facilities for pharmaceuticals in Basel, Switzerland.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within one year of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. At June 30, 2008 and December 31, 2007, the securities had a fair value of $998,700 and $16,332,927, respectively, and a carrying amount of $997,097 and $16,300,844, respectively. The fair value of the securities was determined using Level 1 inputs as defined in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, which are quoted prices (unadjusted) in active markets for identical assets or liabilities.

3.	Notes Payable and Capital Lease

In February 2007, the Company received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility. In December 2007, the Company received gross proceeds of $2,500,000, after amending the credit facility agreement to reduce the amount available to draw down in the second tranche from $5,000,000 to $2,500,000. The per annum interest rate is 12.7% in the case of the first tranche and 11% in case of the second tranche. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The credit agreement is secured by all personal property of the Company, including all intellectual property. The credit agreement contains certain covenants and provisions, including, without limitation, covenants and provisions that:

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

Total interest expense related to the credit facility for the first six months of 2008 was $544,605, of which $397,880 was interest paid in cash. The remaining interest expense of $146,725 consisted of amortization of debt discount and debt issuance costs. In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25. The fair value of the vested warrants was approximately $505,000, calculated using the Black-Scholes valuation model, and was recorded as an increase to equity and a decrease, or discount, to notes payable. The discount is being amortized and recorded as interest expense using the interest method over the term of the agreement.

Principal payments of $2,409,085, $2,718,608 and $805,947 are due in each of the twelve month periods ended June 30, 2009, 2010 and 2011, respectively.

In 2008 and 2007, the Company acquired lab equipment under capital lease agreements. The equipment and capital lease obligation were recorded at an amount of approximately $100,000 in 2008 and $115,000 in 2007. Principal payments of approximately $69,000, $58,000, $27,000 and $20,000 are due in each of the twelve month periods ended June 30, 2009, 2010, 2011 and 2012, respectively.

4.	Stock Based Compensation

The Company accounts for employee stock compensation cost using the fair value method pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s equity compensation plan allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees. Under the Company’s 2008 Equity Compensation Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of June 30, 2008, this plan had 3,160,142 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of stock option activity under the plan as of June 30, 2008, and the changes during the six-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2007	5,582,391	1.58
Granted	1,368,023	0.86
Exercised	-	-
Forfeited	(335,850)	2.25
Outstanding at June 30, 2008	6,614,564	1.40	7.4	10,325
Exercisable at June 30, 2008	4,345,631	1.56	6.3	10,116

Total recognized compensation expense for stock options was approximately $558,000 and $520,000 for the first six months of 2008 and 2007, respectively. As of June 30, 2008, there was approximately $1,600,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first six months of 2008 and 2007 were estimated as $0.56 and $1.14, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2008	2007
Risk-free interest rate	3.2%	4.7%
Annualized volatility	79.0%	109.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to 1,605,000 shares of common stock upon the occurrence of various triggering events. Approximately 45,000 of the 1,605,000 shares were awarded prior to June 30, 2008, of which 22,727 were awarded to the Chief Financial Officer in the first half of 2008 in connection with a performance based award. In addition, certain members of executive management received stock grants in the second quarter of 2008 totaling 140,000 shares, which vest over a three year period. Expense of approximately $20,000 and $63,000 was recorded in the first half of 2008 and 2007, respectively, in connection with stock grants.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Stockholders’ Equity

Common Stock, Options and Warrants

In July 2007, the Company received proceeds of $14,742,671, net of offering costs of $1,257,329, in a private placement of its common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 3,800,000 shares of common stock with an exercise price of $2.00 per share.

Warrant exercises in the first six months of 2008 resulted in proceeds of $1,319,950 and in the issuance of 2,400,000 shares of common stock. Warrant and stock option exercises in the first six months of 2007 resulted in proceeds of $2,292,692 and in the issuance of 2,187,317 shares of common stock.

During the first six months of 2008 and 2007, the Company granted options to purchase a total of 1,368,023 and 1,307,632 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $0.85 to $1.02 in 2008 and $1.23 to $1.65 in 2007. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Warrants to purchase a total of 20,741,021 shares of common stock were outstanding at June 30, 2008. The weighted average exercise price of the warrants was $1.59.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss applicable to common shares	$(3,260,770)	$(2,297,038)	$(6,758,468)	$(2,726,619)
Basic and diluted weighted avg common shares outstanding	67,320,325	54,626,788	66,474,446	54,023,408
Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.10)	$(0.05)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 27,355,585 and 24,934,412 at June 30, 2008 and 2007, respectively.

The weighted average exercise price of the stock options and warrants outstanding at June 30, 2008 and 2007 was $1.55 and $1.43, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, specialty drug delivery/pharmaceutical, which includes the development of drug delivery based transdermal and transmucosal pharmaceutical products as well as drug delivery based injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	June 30, 2008	December 31, 2007
United States of America	$25,223,346	$28,432,486
Switzerland	1,182,573	1,784,230
	$26,405,919	$30,216,716

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States of America	$223,389	$260,866	$470,119	$2,249,615
Europe	1,166,726	1,430,710	1,847,625	2,172,545
Other	-	114,699	186,749	227,853
	$1,390,115	$1,806,275	$2,504,493	$4,650,013

The following summarizes significant customers comprising 10% or more of total revenue for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Ferring	$1,008,582	$1,015,222	$1,565,685	$1,508,415
BioSante Pharmaceuticals, Inc.	59,325	44,232	111,082	1,838,062
Undisclosed	133,536	324,016	234,202	539,283

8.	Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,260,770)	$(2,297,038)	$(6,758,468)	$(2,726,619)
Change in cumulative translation adjustment	30,780	1,765	(107,984)	(8,833)
Comprehensive loss	$(3,229,990)	$(2,295,273)	$(6,866,452)	$(2,735,452)

9.	New Accounting Pronouncements

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

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for financial assets and liabilities remained applicable to fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 had no impact on the Company’s consolidated financial statements, other than the disclosure in Note 2, and the Company is currently evaluating the potential impact of the delayed portion of this statement on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS 141R are effective beginning January 1, 2009. The

Company’s adoption of SFAS 141R will apply prospectively to business combinations completed on or after January 1, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, produces and markets delivery based pharmaceutical products, including transdermal gels, oral disintegrating tablets and reusable needle-free and disposable pressure assisted auto injector and pen injector systems for both pharmaceutical partners and internal product candidates. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation manufactures and markets reusable needle-free injection devices and related disposables, and develops disposable pressure assisted auto injectors, pen injector systems and injectable drugs for its delivery systems. These operations, including all development and some U.S. administrative activities, are located in Minneapolis, Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the development of transdermal gels and oral disintegrating tablet products. The Swiss operations focus principally on research, development and commercialization of pharmaceutical products and include a number of license agreements with pharmaceutical companies for the application of its drug delivery systems. The Company’s corporate offices are located in Ewing, New Jersey.

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in growth hormone products (reusable needle-free devices in Europe and Asia) and in transdermal gels (several development programs in place worldwide, including the United States and Europe) and in oral disintegrating tablets. In addition, the Company continues to market reusable needle-free devices for the home or alternate-site administration of insulin in the U.S. market through distributors and has licensed both disposable and reusable injection devices in various territories to Teva Pharmaceuticals for use with human growth hormone and other undisclosed fields.

The Company incurred a net loss of $6,758,468 for the six-month period ended June 30, 2008 and expects to report a net loss for the year ending December 31, 2008, as development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

Results of Operations

Critical Accounting Policies

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, each more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company has made no changes to these policies during 2008.

Three and Six Months Ended June 30, 2008 and 2007

Revenues

Total revenues for the three and six months ended June 30, 2008 were $1,390,115 and $2,504,493, respectively, compared to revenues for the same prior-year periods of $1,806,275 and $4,650,013. The decrease in revenues in the three month period was primarily due to decreases in development revenue, which resulted primarily from reduction in and delays in revenue from agreements related to use of the Company’s proprietary ATDTM gel technology and oral fast-melting tablet technology. The decrease in revenues in the six month period was impacted by the same factors contributing to the decrease in the second quarter, but the decrease was primarily due to a $1,750,000 milestone payment received in the first quarter of 2007 under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc.

Cost of Revenues

The cost of product sales are related to reusable needle free injector devices and disposable components. For the three and six month periods ended June 30, 2008, cost of product sales was $513,109 and $928,042, respectively, compared to $503,475 and $864,524 for the same periods of the prior year. Cost of product sales as a percentage of product sales was 54% and 47% in three month periods ended June 30, 2008 and 2007, respectively, and was 55% and 51% for the six month periods ended June 30, 2008 and 2007, respectively. The increase in 2008 was due primarily to a write-down of inventory of approximately $55,000.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed through to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 20% and 14% for the second quarter of 2008 and 2007, respectively and was 28% and 22% for the six-month periods ended June 30, 2008 and 2007, respectively. The increases in each period were due mainly to a development milestone payment received and recognized in 2007 which had minimal related direct costs.

Research and Development

Research and development expenses were $1,791,214 and $3,757,486 in the three and six-month periods ended June 30, 2008, respectively, compared to $1,521,657 and $2,345,252 in the same periods of the prior year. The increases in the second quarter and first half of 2008 compared to the same periods of 2007 were due primarily to a Phase III study of AnturolTM (oxybutynin gel) for the treatment of overactive bladder initiated in the second half of 2007.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $574,566 and $1,005,230 for the three and six-month periods ended June 30, 2008, respectively, compared to $430,461 and $816,334 in the same prior year periods. The increases in each period were primarily due to payroll related expenses and an increase in professional services related to market research.

General and Administrative

General and administrative expenses totaled $1,635,763 and $3,323,168 in the three and six-month periods ended June 30, 2008, respectively, compared to $1,484,882 and $3,115,689 in the same periods of the prior year. The increases in each period were due mainly to increases in patent related expenses. These increases were partially offset by decreases in various professional service expenses.

Other Income (Expense)

Other expense was $114,633 and $190,320 in the three and six-month periods ended June 30, 2008, respectively, compared to expense of $98,582 and $64,074 in the same periods of the prior year. The increase in each period was due primarily to an increase in interest expense resulting from notes payable that originated during the first and fourth quarters of 2007. The increase in interest expense in the first half of 2008 as compared to 2007 was partially offset by an increase in interest income resulting from higher cash and investment balances.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to fund capital needs in excess or revenue generated primarily by raising capital and incurring debt.

In the first half of 2008, the Company received proceeds of $1,319,950 in connection with warrant exercises, which resulted in the issuance of 2,400,000 shares of common stock. In July of 2007, the Company received net proceeds of $14,742,671 in a private placement of common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 3,800,000 shares of common stock with an exercise price of $2.00 per share. In 2007, the Company also received proceeds of $2,292,692 in connection with warrant and stock option exercises, which resulted in the issuance of 2,187,317 shares of common stock.

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

The Company believes that the combination of the recent debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide sufficient funds to support operations for at least the next 12 months. During 2008, the Company believes capital expenditures may increase to over $2.5 million primarily in connection with commercial activities. The Company does not currently have any bank credit lines. In the future, if the Company needs additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

Net cash used in operating activities was $5,158,321 and $2,371,274 for the six-month periods ended June 30, 2008 and 2007, respectively. The difference between 2008 and 2007 was mainly the result of an increase in the amount of the net loss from $2,726,619 in the first half of 2007 to $6,758,468 in the first half of 2008. The net loss increase was primarily due to two factors: (i) in the first quarter of 2007, the Company received $1,750,000 under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc., and (ii) in the first half of 2008, there was a significant increase in product development costs due to the continuation of a Phase III study of AnturolTM (oxybutynin gel) for the treatment of overactive bladder, initiated in the fourth quarter of 2007. The increase in cash used as a result of the increase in the net loss was partially offset by changes in operating assets and liabilities that provided a source of cash in the first half of 2008 of $771,145 compared to a use of cash in the first half of 2007 of $558,209. The source of cash from the change in operating assets and liabilities in the first half of 2008 was mainly due to an increase in accounts payable, which was impacted primarily by timing of invoices received and payments made for inventory purchases and various operating expenses.

Investing Activities

Net cash provided by investing activities was $14,362,659 in the first half of 2008, which consisted of proceeds from maturity of short-term investments of $15,061,897 that were partially offset by cash used for purchases of equipment of $647,444 and patent rights of $51,794. The equipment purchases consisted primarily of tooling and production equipment related to commercial device deals. Cash used in investing activities of $4,672,783 in the first half of 2007 was primarily due to purchases of short-term investments of $10,200,990, which was partially offset by proceeds from the maturity of short-term investments of $5,585,464.

Financing Activities

In the first half of 2008, net cash provided by financing activities of $191,366 consisted of proceeds from the exercise of warrants of $1,319,950 less principal payments on long-term debt of $1,128,584. In the first half of 2007, net cash provided by financing activities of $7,111,568 consisted primarily of proceeds from notes payable of $5,000,000 and proceeds from the exercise of warrants of $2,292,692.

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

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities and any other assets and liabilities carried at fair value. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November

15, 2008; however, the effective date for financial assets and liabilities remained applicable to fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 had no impact on the Company’s consolidated financial statements, other than the disclosure in Note 2, and the Company is currently evaluating the potential impact of the delayed portion of this statement on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS 141R are effective beginning January 1, 2009. The Company’s adoption of SFAS 141R will apply prospectively to business combinations completed on or after January 1, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company's subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. In addition, the Company has exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring Pharmaceuticals, Inc., which established pricing in Euros for products sold under the supply agreement and for all royalties. In March of 2007, the Company amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on our financial results for the three and six month periods ended June 30, 2008 was not material.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report on Form 10-Q, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in Item 1A of this report, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

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

The following “risk factors” contain important information about us and our business and should be read in their entirety. Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment. In this Section, the terms “we”, “our” and “us” refer to Antares Pharma, Inc.

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable.

We incurred a net loss of $6,758,468 for the six months ended June 30, 2008 and net losses of $8,578,939 and $8,099,846 in the fiscal years ended 2007 and 2006, respectively. In addition, we have accumulated aggregate net losses from the inception of business through June 30, 2008 of $114,659,860. The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations.

In July of 2007, we completed a private placement of our common stock and warrants in which we received aggregate gross proceeds of $16,000,000. In February of 2007, we received gross proceeds of $5,000,000 upon closing of the first tranche of a $10,000,000 credit facility, to help fund working capital needs. In December of 2007 we received gross proceeds of $2,500,000, after amending the credit facility agreement to reduce the amount available to draw down in the second tranche from $5,000,000 to $2,500,000. We believe that the combination of the debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months. If we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations, accept financing terms that are not as attractive as we may desire or be forced to liquidate and close operations.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•      the demand for our technologies from current and future biotechnology and pharmaceutical partners;

•	our ability to manufacture products efficiently, at the appropriate commercial scale, and with the required quality;
•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;

•	timing of our partners’ development, regulatory and commercialization plans;
•	the level of product competition and of price competition;
•	our ability to develop, maintain or acquire patent positions;
•	patient acceptance of our current and future products;
•	our ability to develop additional commercial applications for our products;
•	our limited regulatory and commercialization experience;
•	our reliance on outside consultants;
•	our ability to obtain regulatory approvals;
•	our ability to attract the right personnel to execute our plans;
•	our ability to control costs; and
•	general economic conditions.

Over time we have changed our business model to be more commercially oriented by further developing our own products, we may not have sufficient resources to fully execute our plan.

We must make choices as to the drugs that we will combine with our transdermal gel, oral disintegrating tablet and disposable pressure assisted auto injector and reusable needle free technologies to move into the marketplace. We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all. FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated. Funds required to bring our own products to market may be more than anticipated or may not be available at all. We have limited experience in development of compounds, regulatory matters and bringing such products to market; therefore, we may experience difficulties in execution of development of internal product candidates.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

During the first six months of 2008 we derived approximately 63% of our revenue from Ferring Pharmaceuticals, Inc. (Ferring), and for the year ended December 31, 2007 we derived approximately 39% and 36% of our revenue from Ferring and BioSante, respectively. The revenue from Ferring was primarily product sales and royalties. The revenue from BioSante was milestone based and will likely not be recurring in the near future.

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

We have entered into four License, Development and/or Supply agreements for five potential products since November of 2005 with Teva Pharmaceutical Industries Ltd. or an affiliate of Teva. Although certain upfront payments have been received, there have been no commercial sales, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

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

In September 2007, we entered into a worldwide product development and license agreement with an undisclosed company using our oral disintegrating tablets to develop an unnamed opioid analgesic. Under the agreement an upfront payment, development milestones, and royalties on product sales are due us under certain circumstances. If the development program conducted by this company is not a success we may never receive any compensation other than the upfront payment earned at agreement execution and ongoing FTE based revenue.

If we or our third-party manufacturer are unable to supply Ferring Pharmaceuticals with our devices pursuant to our current license agreement with Ferring, Ferring could own a fully paid up license for certain of our intellectual property.

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

We operate under a manufacturing agreement with Minnesota Rubber and Plastics (MRP), a contract manufacturing company, who manufactures and assembles our MJ7 devices and certain related disposable component parts. There can be no assurance that MRP will be able to continue to meet these regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to successfully produce and manufacture our products. Any failure to do so would negatively impact our business, financial condition and results of operations. We will also continue to outsource manufacturing of our future disposable injection products to third parties. Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done. Additionally, use of contract manufacturers exposes us to risks in the manufacturers’ business such as their potential inability to perform from a technical, operational or financial standpoint.

We have contracted with Nypro, Inc (Nypro), an international manufacturing development company to commercialize our Vibex™ pressure assisted auto injector device in compliance with FDA QSR regulations. Any failure by Nypro to successfully manufacture the pressure assisted auto injector device in commercial quantities, and be in compliance with regulatory regulations, would have a negative impact on our future revenue expectations.

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

Various independent clinical studies have questioned the safety of hormone replacement therapy for menopausal women, and our female hormone replacement therapy business may suffer as a result.

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

In 2006 the FDA approved Elestrin®, an estrogen gel developed by our partner BioSante for the treatment of vasomotor symptoms associated with menopause. The determination by the FDA of Elestrin’s efficacy and safety may not impact the acceptance by physicians and patients of this product. In 2008 our partner BioSante reached agreement under a Special Protocol Assessment (SPA) for the

Phase III program for LibiGel® for the treatment of female sexual dysfunction. The receipt of the SPA does not ensure the FDA will find LibiGel® safe or effective nor does it impact future acceptance by physicians and patients.

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

Elestrin®, our transdermal estradiol gel, was launched by BioSante’s marketing partner Bradley Pharmaceuticals in June 2007. To date, the market penetration of Elestrin® has been low. Additionally, Bradley was acquired by Nycomed in February 2008. Recently BioSante announced that it reacquired Elestrin® from Nycomed and that it has assumed all manufacturing, distribution and marketing responsibilities of Elestrin®.

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

Our injector device products are currently sold in the European Community (“EC”) and elsewhere for use with human growth hormone and in the United States for use with insulin. In the case of human growth hormone, our products are generally provided to users at no cost by the drug supplier. In the United States the injector products are marketed and available for use with insulin and a sNDA has been recently filed seeking approval with human growth hormone.

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

Elestrin®, for which we receive royalties from our partner based on any commercial sales, was launched in June 2007. We have no way of knowing at this time if health insurance companies’ reimbursement has negatively impacted patient use of Elestrin®.

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

Competitors in the overactive bladder, transdermal gel drug delivery, injector and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs. Additionally, there is an ever increasing list of competitors in the oral disintegrating tablet business. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Companies that compete with our technologies include Watson Pharmaceuticals, Bioject Medical Technologies, Inc., Bentley Pharmaceuticals, Inc., Auxillium, BioChemics, Inc., Aradigm, Zogenix, Inc., Noven Pharmaceuticals, Inc., NovaDel Pharma Inc., Columbia Laboratories, Inc., Laboratoires Besins-

Iscovesco, MacroChem Corporation, NexMed, Inc. and The Medical House, along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

We are aware of two related U.S. Patents issued to Watson Pharmaceuticals relating to a gel formulation of oxybutynin. We believe that we do not infringe these patents and that they should not have been granted. We may seek to invalidate these patents but there can be no assurance that we will prevail. If the patents are determined to be valid and if Anturol™ is approved, we may be delayed in our marketing of Anturol™ or incur significant expenses defending our patent position which may adversely affect the potential market value of Anturol™.

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

If we do not have adequate insurance for product liability or clinical trail claims, then we may be subject to significant expenses relating to these claims.

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

In July 2008, we announced that one of our device partners filed a Prior Approval supplemental new drug application (sNDA) for their product human growth hormone to add needle free injection to the product label. The sNDA submission included clinical and drug-device interaction studies performed over an extended period of time. The sNDA also references a 510(k) device filing previously submitted by us in 2006. The FDA required the supplemental filing since needle-free injection is a new route of administration for this product. The submission of the sNDA does not ensure that the FDA will accept or approve the filing and without FDA approval we cannot market or sell our needle free injector for the use with hGH in the U.S.

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

The 505(b)(2) and 505(j)(ANDA) regulatory pathway for many of our potential products is uncertain and could result in unexpected costs and delays of approvals.

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

Risks Related to our Common Stock

Together, certain of our stockholders own or have the right to acquire a significant portion of our stock and could ultimately control decisions regarding our company and impact our stock price.

As a result of our reverse business combination with Permatec in January 2001 and subsequent additional debt and equity financings, Permatec Holding AG and its controlling stockholder, Dr. Jacques Gonella, own a substantial portion (as of August 11, 2008, approximately 17%) of our outstanding shares of common stock. Dr. Gonella, who is the Chairman of our Board of Directors, also owns warrants to purchase an aggregate of 1,798,976 shares of common stock and options to purchase 174,500 shares of common stock. Additionally, three investors (Perceptive Life Sciences Fund, SCO Capital Group and SDS Funds) own warrants that are, as of August 11, 2008, exercisable into an aggregate of 4,861,588 shares of our common stock. Some of these investors also directly own shares of our common stock. If Dr. Gonella and all of the above investors exercised all of the warrants and options owned by them, Dr. Gonella would own approximately 18%, and the three investors as a group would own, at a minimum, over 6%, of our common stock.

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

As of August 11, 2008, we have warrants outstanding that are exercisable, at prices ranging from $1.00 per share to $5.00 per share, for an aggregate of approximately 20,116,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $4.56 per share, for an aggregate of approximately 7,015,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of August 11, 2008, our officers and directors beneficially owned an aggregate of approximately 16,850,000 shares (or approximately 24%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

On May 14, 2008, the Company held an annual meeting of its stockholders. The following items were voted on at the meeting:

•

Dr. Paul K. Wotton and Dr. Leonard S. Jacob were elected to the Company’s board of directors to serve until the 2011 annual meeting. With respect to the nomination of Dr. Wotton to the board of directors, there were 49,362,008 votes cast in favor of the nomination and 3,721,293 votes withheld. With respect to the nomination of Dr. Jacob to the board of directors, there were 49,603,682 votes cast in favor of the nomination and 3,479,619 votes withheld. The terms of office of each of Jack E. Stover, Anton G. Gueth, Dr. Jacques Gonella, Thomas J. Garrity and Dr. Rajesh C. Shrotriya also continued after the meeting.

•

The stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock, par value $0.01 per share, of the Company from 100,000,000 shares to 150,000,000 shares. There were 47,007,363 votes for the proposal, 5,727,054 votes against the proposal, 348,884 abstentions and zero broker non-votes.

•

The stockholders approved the adoption of the Antares Pharma, Inc. 2008 Equity Compensation Plan. There were 22,090,816 votes for the proposal, 2,646,863 votes against the proposal, 142,393 abstentions and zero broker non-votes.

•

The stockholders ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. There were 49,403,705 votes for the proposal, 762,117 votes against the proposal, 2,917,479 abstentions and zero broker non-votes.

Item 6.	Exhibits

(a)	Exhibit Index

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement with Jack E. Stover, dated May 13, 2008
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

August 14, 2008	/s/ Jack E. Stover

         Jack E. Stover

         Vice Chairman and Chief Executive Officer

August 14, 2008	/s/ Robert F. Apple

         Robert F. Apple

         Senior Vice President and Chief Financial Officer