Form 10-Q
period 2008-09-30
ANTARES PHARMA, INC.
filed 2008-11-13
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of November 13, 2008, was 67,979,666.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,828,338	$9,758,924
Short-term investments	-	16,300,844
Accounts receivable, less allowance for doubtful accounts of $10,000	1,021,382	486,887
Other receivables	83,946	20,181
Inventories	106,865	125,409
Prepaid expenses and other current assets	362,125	620,933
Total current assets	17,402,656	27,313,178

Equipment, molds, furniture and fixtures, net	1,763,492	467,676
Patent rights, net	597,989	572,174
Goodwill	1,095,355	1,095,355
Other assets	1,415,804	768,333
Total Assets	$22,275,296	$30,216,716

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,000,136	$804,848
Accrued expenses and other liabilities	1,528,267	1,543,401
Notes payable and capital lease, net of discount of $142,451 and $199,060, respectively	2,404,684	2,109,385
Deferred revenue	705,113	964,673
Total current liabilities	6,638,200	5,422,307

Notes payable and capital lease, net of discount of $54,813 and $154,189, respectively	2,899,727	4,665,467
Deferred revenue	3,025,039	2,629,651
Total liabilities	12,562,966	12,717,425

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 150,000,000 shares;
67,979,666 and 65,529,666 issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	679,796	655,296
Additional paid-in capital	127,603,196	125,430,653
Accumulated deficit	(117,848,694)	(107,901,392)
Accumulated other comprehensive loss	(721,968)	(685,266)
	9,712,330	17,499,291
Total Liabilities and Stockholders’ Equity	$22,275,296	$30,216,716

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product sales	$995,710	$904,495	$2,679,096	$2,599,305
Development revenue	99,730	115,527	309,828	906,581
Licensing revenue	173,451	104,210	621,745	2,098,291
Royalties	119,691	106,442	282,406	276,510
Total revenue	1,388,582	1,230,674	3,893,075	5,880,687

Cost of revenue:
Cost of product sales	563,979	513,308	1,492,021	1,377,832
Cost of development revenue	31,999	38,332	90,714	209,091
Total cost of revenue	595,978	551,640	1,582,735	1,586,923
Gross profit	792,604	679,034	2,310,340	4,293,764

Operating expenses:
Research and development	2,153,267	1,652,129	5,910,753	3,997,381
Sales, marketing and business development	347,326	369,625	1,352,556	1,185,959
General and administrative	1,318,597	1,346,657	4,641,765	4,462,346
	3,819,190	3,368,411	11,905,074	9,645,686

Operating loss	(3,026,586)	(2,689,377)	(9,594,734)	(5,351,922)

Other income (expense):
Interest income	95,113	310,285	484,442	574,803
Interest expense	(239,255)	(228,997)	(797,314)	(539,835)
Foreign exchange gains (losses)	(7,309)	(9,605)	1,174	(38,452)
Other, net	(10,797)	6,962	(40,870)	18,055
	(162,248)	78,645	(352,568)	14,571

Net loss	$(3,188,834)	$(2,610,732)	$(9,947,302)	$(5,337,351)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.15)	$(0.09)

Basic and diluted weighted average common shares outstanding	67,979,666	64,660,101	66,979,848	57,607,935

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,947,302)	$(5,337,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,697	185,956
Stock-based compensation expense	837,008	930,377
Amortization of prepaid license discount	-	147,186
Amortization of debt discount and issuance costs	211,270	153,297
Changes in operating assets and liabilities:
Accounts receivable	(538,831)	(12,969)
Other receivables	227,389	(105,434)
Inventories	18,544	(32,399)
Prepaid expenses and other current assets	303,569	(201,538)
Other assets	(699,061)	(200,520)
Accounts payable	1,131,629	505,094
Accrued expenses and other current liabilities	44,876	161,892
Deferred revenue	98,906	(191,304)
Net cash used in operating activities	(8,131,306)	(3,997,713)

Cash flows from investing activities:
Proceeds from maturity of short-term investments	16,015,057	8,275,674
Purchases of short-term investments	-	(18,929,240)
Purchases of equipment, molds, furniture and fixtures	(1,327,807)	(27,684)
Additions to patent rights	(83,452)	(104,690)
Net cash provided by (used in) investing activities	14,603,798	(10,785,940)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	14,742,671
Proceeds from exercise of warrants and stock options	1,319,950	2,292,692
Proceeds from notes payable	-	5,000,000
Capitalized debt issuance costs	-	(181,125)
Principal payments on long-term debt	(1,720,083)	(131,956)
Net cash provided by (used in) financing activities	(400,133)	21,722,282

Effect of exchange rate changes on cash and cash equivalents	(2,945)	(9,728)

Net increase in cash and cash equivalents	6,069,414	6,928,901
Cash and cash equivalents:
Beginning of period	9,758,924	2,706,047
End of period	$15,828,338	$9,634,948

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Short-Term Investments

All short-term investments are commercial paper or U.S. government agency discount notes that mature within one year of purchase and are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. The Company held no short-term investments at September 30, 2008. At December 31, 2007, the securities had a fair value of $16,332,927 and a carrying amount of $16,300,844. Securities with fair values totaling $8,902,400 and $7,430,527 were determined using Level 1 and Level 2 inputs, respectively, at December 31, 2007. As defined in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities and Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

Total interest expense related to the credit facility for the first nine months of 2008 was $782,673, of which $571,404 was interest paid in cash and $211,269 consisted of amortization of debt discount and debt issuance costs. In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25. The fair value of the vested warrants was approximately $505,000, calculated using the Black-Scholes valuation model, and was recorded as an increase to equity and a decrease, or discount, to notes payable. The discount is being amortized and recorded as interest expense using the interest method over the term of the credit agreement.

Principal payments of $2,482,980, $2,634,293 and $241,106 are due in each of the twelve month periods ended September 30, 2009, 2010 and 2011, respectively.

In 2008 and 2007, the Company acquired lab equipment under capital lease agreements. The equipment and capital lease obligation were recorded at an amount of approximately $100,000 in 2008 and $115,000 in 2007. Principal payments of approximately $64,155, $42,618, $24,777 and $11,746 are due in each of the twelve month periods ended September 30, 2009, 2010, 2011 and 2012, respectively.

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

The Company’s equity compensation plan allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees. Under the Company’s 2008 Equity Compensation Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of September 30, 2008, this plan had 2,880,142 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plan as of September 30, 2008, and the changes during the nine-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2007	5,582,391	1.58
Granted	1,768,023	0.82
Exercised	-	-
Forfeited	(455,850)	1.97
Outstanding at September 30, 2008	6,894,564	1.37	7.3	10,325
Exercisable at September 30, 2008	4,661,476	1.53	6.3	10,325

During the first nine months of 2008 and 2007, the Company granted options to purchase a total of 1,768,023 and 1,307,632 shares of its common stock, respectively. The options were granted to employees and members of the Company’s board of directors at exercise prices ranging from $0.80 to $1.02 in 2008 and $1.23 to $1.65 in 2007. All options were granted at an exercise price that equaled the fair value of the Company’s common stock on the date of the grant.

Total recognized compensation expense for stock options was approximately $814,000 and $823,000 for the first nine months of 2008 and 2007, respectively. As of September 30, 2008, there was approximately $1,437,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first nine months of 2008 and 2007 were estimated as $0.55 and $1.14, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2008	2007
Risk-free interest rate	3.2%	4.7%
Annualized volatility	79.0%	109.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

The employment agreements with members of executive management include stock-based incentives under which the executives could be awarded up to 1,930,000 shares of common stock upon the occurrence of various triggering events. Approximately 45,000 of the 1,930,000 shares were awarded prior to September 30, 2008, of which 22,727 were awarded in the first nine months of 2008 in connection with a performance based award. The remaining 1,885,000 shares are not probable of being awarded as of September 30, 2008. In addition, certain members of executive management received stock grants in the second quarter of 2008 totaling 140,000 shares, which vest over a three year period. Expense of approximately $35,000 and $71,000 was recorded in the first nine months of 2008 and 2007, respectively, in connection with stock grants.

5.	Stockholders’ Equity

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

Warrant exercises in the first nine months of 2008 resulted in proceeds of $1,319,950 and in the issuance of 2,400,000 shares of common stock. Warrant and stock option exercises in the first nine months of 2007 resulted in proceeds of $2,292,692 and in the issuance of 2,187,317 shares of common stock.

Warrants to purchase a total of 18,317,045 shares of common stock were outstanding at September 30, 2008. The weighted average exercise price of the warrants was $1.65.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss applicable to common shares	$(3,188,834)	$(2,610,732)	$(9,947,302)	$(5,337,351)
Basic and diluted weighted avg common shares outstanding	67,979,666	64,660,101	66,979,848	57,607,935
Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.15)	$(0.09)

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 25,211,609 and 28,734,412 at September 30, 2008 and 2007, respectively.

The weighted average exercise price of the stock options and warrants outstanding at September 30, 2008 and 2007 was $1.57 and $1.50, respectively.

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, specialty drug delivery/pharmaceutical, which includes the development of drug delivery based transdermal and transmucosal pharmaceutical products as well as drug delivery based injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	September 30, 2008	December 31, 2007
United States of America	$21,099,354	$28,432,486
Switzerland	1,175,942	1,784,230
	$22,275,296	$30,216,716

Revenues by customer location are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States of America	$199,468	$187,103	$669,587	$2,436,718
Europe	1,079,212	987,672	2,926,837	3,160,216
Other	109,902	55,899	296,651	283,753
	$1,388,582	$1,230,674	$3,893,075	$5,880,687

The following summarizes significant customers comprising 10% or more of total revenue for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Ferring Pharmaceuticals	$955,830	$910,688	$2,521,515	$2,419,103
BioSante Pharmaceuticals, Inc.	49,488	69,277	160,570	1,907,339
Undisclosed	102,696	86,953	336,897	626,236

8.	Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(3,188,834)	$(2,610,732)	$(9,947,302)	$(5,337,351)
Change in cumulative translation adjustment	71,282	(30,894)	(36,702)	(39,727)
Comprehensive loss	$(3,117,552)	$(2,641,626)	$(9,984,004)	$(5,377,078)

9.	New Accounting Pronouncements

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

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

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

Overview

The Company develops, produces and markets delivery based pharmaceutical products, including transdermal gels, oral disintegrating tablets and reusable needle-free and disposable pressure assisted auto injector and pen injector systems for both pharmaceutical partners and internal product candidates. The Company has operating facilities in the U.S. and Switzerland. The U.S. operation manufactures and markets reusable needle-free injection devices and related disposables, and develops disposable pressure assisted auto injectors, pen injector systems and injectable drugs for its delivery systems. These operations, including all development and some of the Company’s U.S. administrative activities, are located in Minneapolis, Minnesota. The Company also has operations located in Basel, Switzerland, which consists of administration and facilities for the development of transdermal gels and oral disintegrating tablet products. The Swiss operations focus principally on research, development and commercialization of pharmaceutical products and include a number of license agreements with pharmaceutical companies for the application of its drug delivery systems. The Company’s corporate offices are located in Ewing, New Jersey.

The Company operates as a specialty pharmaceutical company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of its own products. The Company currently views pharmaceutical and biotechnology companies as primary customers. The Company has negotiated and executed licensing relationships in growth hormone products (reusable needle-free devices in Europe and Asia) and in transdermal gels (several development programs in place worldwide, including the United States and Europe) and in oral disintegrating tablets. In addition, the Company continues to market reusable needle-free devices for the home or alternate-site administration of insulin in the U.S. market through distributors and has licensed both disposable and reusable injection devices in various territories to a subsidiary of Teva Pharmaceutical Industries Ltd (“Teva”) for use with human growth hormone and other undisclosed fields.

The Company incurred a net loss of $9,947,302 for the nine-month period ended September 30, 2008 and expects to report a net loss for the year ending December 31, 2008, as development costs related to bringing future generations of products to market continue. Long-term capital requirements will depend on numerous factors, including the status of collaborative arrangements and payments received under such arrangements, the progress of research and development programs, the receipt of revenues from sales of products and royalties and the ability to control costs.

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

Three and Nine Months Ended September 30, 2008 and 2007

Revenues

Total revenues for the three and nine months ended September 30, 2008 were $1,388,582 and $3,893,075, respectively, compared to revenues for the same prior-year periods of $1,230,674 and $5,880,687. The increase in revenues in the three month period was primarily due to an increase in product sales to Ferring Pharmaceuticals (“Ferring”). The decrease in revenues in the nine-month period was primarily due to a one time $1,750,000 milestone payment received in the first quarter of 2007 under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc.

Cost of Revenues

The cost of product sales are related to reusable needle free injector devices and disposable components. For the three and nine month periods ended September 30, 2008, cost of product sales was $563,979 and $1,492,021, respectively, compared to $513,308 and $1,377,832 for the same periods of the prior year. Cost of product sales as a percentage of product sales was 57% in three month periods ended September 30, 2008 and 2007, and was 56% and 53% for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase in 2008 was due primarily to a write-down of inventory of approximately $100,000.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses. Cost of development revenue as a percentage of development revenue can fluctuate considerably between periods depending on the development projects in process. In some cases, development projects are substantially labor based, resulting in relatively high margins, while in other cases development projects include a significant amount of external cost passed through to the customer at little or no markup, resulting in very low margins. Cost of development revenue as a percentage of development revenue was 32% and 33% for the third quarter of 2008 and 2007, respectively, and was 29% and 23% for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase in the nine-month period was due mainly to a development milestone payment received and recognized in 2007 which had minimal related direct costs.

Research and Development

Research and development expenses were $2,153,267 and $5,910,753 in the three and nine-month periods ended September 30, 2008, respectively, compared to $1,652,129 and $3,997,381 in the same periods of the prior year. The increases in the third quarter and first nine months of 2008 compared to the same periods of 2007 were due primarily to a Phase III study of AnturolTM (oxybutynin gel) for the treatment of overactive bladder initiated in the second half of 2007.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $347,326 and $1,352,556 for the three and nine-month periods ended September 30, 2008, respectively, compared to $369,625 and $1,185,959 in the same prior year periods. The decrease in the quarter was primarily due to a reduction in legal fees partially offset by an increase in payroll related expenses. The increase in the nine-month period was primarily due to an increase in professional services related to market research.

General and Administrative

General and administrative expenses totaled $1,318,597 and $4,641,765 in the three and nine-month periods ended September 30, 2008, respectively, compared to $1,346,657 and $4,462,346 in the same periods of the prior year. The decrease in the third quarter was due mainly to decreases in payroll and patent related expenses, which were partially offset by increases in expenses associated with legal and professional services. The increase in the nine-month period was due mainly to increases in legal expenses of approximately $100,000 related to various contracts and employment issues and increases in patent related expenses of approximately $125,000 associated mainly with AnturolTM.

Other Income (Expense)

Other expense was $162,248 and $352,568 in the three and nine-month periods ended September 30, 2008, respectively, compared to other income of $78,645 and $14,571 in the same periods of the prior year. The change from income to expense in the third quarter was primarily due to a decrease in interest income of $215,172 due to lower interest rates and lower cash and investment balances in 2008 as compared to 2007. The change from income to expense in the nine-month period was due primarily to an increase in interest expense of $257,479, resulting primarily from notes payable in place during all of 2008 that originated during the first and fourth quarters of 2007. The decrease in the nine-month period was also impacted by a decrease in interest income in the amount of $90,361.

Liquidity and Capital Resources

The Company has not historically generated, and does not currently generate, enough revenue to provide the cash needed to support its operations, and has continued to fund capital needs in excess of revenue generated primarily by raising capital and incurring debt.

In the first nine months of 2008, the Company received proceeds of $1,319,950 in connection with warrant exercises, which resulted in the issuance of 2,400,000 shares of the Company’s common stock. In July of 2007, the Company received net proceeds of $14,742,671 in a private placement of common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share. In connection with the private placement, the Company issued five-year warrants to purchase an aggregate of 3,800,000 shares of the Company’s common stock with an exercise price of $2.00 per share. In 2007, the Company also received proceeds of $2,292,692 in connection with warrant and stock option exercises, which resulted in the issuance of 2,187,317 shares of common stock.

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

In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of its common stock at an exercise price of $1.25.

The Company believes that the combination of the recent debt and equity financings and projected product sales, product development, license revenues, milestone payments and royalties will provide sufficient funds to support operations for at least the next 12 months. For 2008, the Company believes capital expenditures may increase to approximately $1.5 million primarily in connection with commercial tooling activities. The Company does not currently have any bank credit lines. In the future, if the Company needs additional financing and is unable to obtain such financing when needed, or obtain it on favorable terms, the Company may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as the Company may desire.

Cash Flows

Operating Activities

Net cash used in operating activities was $8,131,306 and $3,997,713 for the nine-month periods ended September 30, 2008 and 2007, respectively. The difference between 2008 and 2007 was mainly the result of an increase in the amount of the Company’s net loss from $5,337,351 in the first nine months of 2007 to $9,947,302 in the first nine months of 2008. The net loss increase was primarily due to two factors: (i) in the first quarter of 2007, the Company received $1,750,000 under a sublicense arrangement related to an existing license agreement with BioSante Pharmaceuticals, Inc., and (ii) in the first nine months of 2008, there was a significant increase in product development costs due to expenses associated with a

Phase III study of AnturolTM (oxybutynin gel) for the treatment of overactive bladder, initiated in the fourth quarter of 2007.

Investing Activities

Net cash provided by investing activities was $14,603,798 in the first nine months of 2008, which consisted of proceeds from maturity of short-term investments of $16,015,057 that were partially offset by cash used for purchases of equipment of $1,327,807 and patent rights of $83,452. The equipment purchases consisted primarily of tooling and production equipment related to commercial device deals. Cash used in investing activities of $10,785,940 in the first nine months of 2007 was primarily due to purchases of short-term investments of $18,929,240, which was partially offset by proceeds from the maturity of short-term investments of $8,275,674.

Financing Activities

In the first nine months of 2008, net cash used by financing activities of $400,133 consisted of proceeds from the exercise of warrants of $1,319,950 less principal payments on long-term debt of $1,720,083. In the first nine months of 2007, net cash provided by financing activities of $21,722,282 consisted primarily of proceeds from issuance of common stock of $14,742,671, proceeds from notes payable of $5,000,000 and proceeds from the exercise of warrants of $2,292,692.

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

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

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

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries in Switzerland are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its Swiss subsidiaries in Swiss Francs. In addition, the Company has exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties. In March of 2007, the Company amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk. Most of the Company’s sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on our financial results for the three and nine-month periods ended September 30, 2008 was not material.

Typically, the Company’s short-term investments are U.S government agency discount notes or commercial paper that mature within six to twelve months of purchase. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument is expected to decrease. The opposite is also true. To minimize such market risk, the Company has in the past and to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, the Company does not believe there is a material exposure to interest rate risk related to its investment portfolio. The Company held no short-term investments at September 30, 2008.

The market risk sensitive instruments described above were entered into for purposes other than trading purposes. The Company held no market risk sensitive instruments entered into for trading purposes at September 30, 2008.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in Item 1A of this report, actual results could differ materially from those expressed or implied by these forward-looking statements. These statements are only predictions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance and/or achievements.

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

We incurred a net loss of $9,947,302 for the nine months ended September 30, 2008 and incurred net losses of $8,578,939 and $8,099,846 in the fiscal years ended 2007 and 2006, respectively. In addition, we have accumulated aggregate net losses from the inception of business through September 30, 2008 of $117,848,694. The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

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

During the first nine months of 2008 we derived approximately 65% of our revenue from Ferring, and for the year ended December 31, 2007 we derived approximately 39% and 36% of our revenue from Ferring and BioSante, respectively. The revenue from Ferring was primarily product sales and royalties. The revenue from BioSante was milestone based and will likely not be recurring in the near future.

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

We have entered into four License, Development and/or Supply agreements for five potential products since November of 2005 with Teva or an affiliate of Teva. Although certain upfront and milestone payments have been received, there have been no commercial sales, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

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

One of our primary business pathways requires us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner companies typically assist us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy. Our licensees may also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories. We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales. Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability. As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees. The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations. In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology. We are relying on partners such as Ferring, Teva, Jazz, BioSante and an undisclosed partner in our device, gel and ODT platforms for future milestone, sales and royalty revenue. Any or all of these partners may never commercialize a product with our technologies or significant delays in anticipated launches of these products may occur. Any potential loss of anticipated future revenue could have an adverse affect on our business and the value of your investment.

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

The 505(b)(2) and 505(j) (ANDA) regulatory pathway for many of our potential products is uncertain and could result in unexpected costs and delays of approvals.

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

As of November 11, 2008, we have warrants outstanding that are exercisable, at prices ranging from $1.00 per share to $5.00 per share, for an aggregate of approximately 18,300,000 shares of our common stock. We also have options outstanding that are exercisable, at exercise prices ranging from $0.70 to $4.56 per share, for an aggregate of approximately 6,900,000 shares of our common stock. Purchasers of common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of November 11, 2008, our officers and directors beneficially owned an aggregate of approximately 15,256,000 shares (or approximately 21%) of our common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

Item 6.	Exhibits

(a)	Exhibit Index

Exhibit No.	Description
10.1	Amendment to Senior Management Agreement with Robert F. Apple, dated November 12, 2008
10.2	Amendment to Employment Agreement with Peter Sadowski, Ph. D., dated November 12, 2008
10.3	Amendment to Employment Agreement with Dario Carrara, dated November 12, 2008
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

November 13, 2008	/s/ Paul K. Wotton

Paul K. Wotton

President and Chief Executive Officer

November 13, 2008	/s/ Robert F. Apple

Robert F. Apple

Senior Vice President and Chief Financial Officer