Form 10-Q
period 2009-03-31
ANTARES PHARMA, INC.
filed 2009-05-13
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer Identification No. 41-1350192

250 Phillips Blvd, Suite 290

Ewing, New Jersey 08618

(609) 359-3020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non –accelerated filer ☐	Smaller reporting company ☒

                               (do not check if a smaller

                            reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No	☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 12, 2009 was 68,049,666.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,175,321	$13,096,298
Accounts receivable, less allowance for doubtful accounts of $10,000	767,021	1,334,648
Inventories	177,198	182,038
Prepaid expenses and other current assets	374,554	294,818
Total current assets	11,494,094	14,907,802

Equipment, molds, furniture and fixtures, net	1,738,106	1,788,163
Patent rights, net	630,055	644,856
Goodwill	1,095,355	1,095,355
Deferred costs	1,255,661	1,292,090
Other assets	168,366	183,139
Total Assets	$16,381,637	$19,911,405

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,554,330	$2,103,493
Accrued expenses and other liabilities	1,124,632	1,382,306
Notes payable and capital lease, net of discount of $100,108 and $121,762, respectively	2,805,446	2,705,070
Deferred revenue	620,502	1,179,820
Total current liabilities	7,104,910	7,370,689

Notes payable and capital lease, net of discount of $15,826 and $32,427, respectively	1,548,337	2,239,550
Deferred revenue – long term	2,885,335	3,057,901
Total liabilities	11,538,582	12,668,140

Stockholders’ Equity:
Common Stock: $0.01 par; authorized 150,000,000 shares;
68,049,666 issued and outstanding	680,496	680,496
Additional paid-in capital	128,188,979	127,926,205
Accumulated deficit	(123,328,552)	(120,591,845)
Accumulated other comprehensive loss	(697,868)	(771,591)
	4,843,055	7,243,265
Total Liabilities and Stockholders’ Equity	$16,381,637	$19,911,405

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Revenue:
Product sales	$823,751	$738,369
Development revenue	680,170	103,997
Licensing revenue	425,707	222,973
Royalties	96,775	49,039
Total revenue	2,026,403	1,114,378

Cost of revenue:
Cost of product sales	444,116	414,933
Cost of development revenue	267,739	37,115
Total cost of revenue	711,855	452,048
Gross profit	1,314,548	662,330

Operating expenses:
Research and development	2,206,759	1,966,272
Sales, marketing and business development	335,517	430,664
General and administrative	1,312,014	1,687,405
	3,854,290	4,084,341

Operating loss	(2,539,742)	(3,422,011)

Other income (expense):
Interest income	18,637	245,437
Interest expense	(195,233)	(289,268)
Foreign exchange losses	(6,952)	(14,741)
Other, net	(13,417)	(17,115)
	(196,965)	(75,687)

Net loss	$(2,736,707)	$(3,497,698)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Basic and diluted weighted average common shares outstanding	68,049,666	65,628,567

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,736,707)	$(3,497,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,884	55,672
Stock-based compensation expense	262,772	287,455
Amortization of debt discount and issuance costs	51,705	76,208
Changes in operating assets and liabilities:
Accounts receivable	561,977	41,826
Inventories	4,840	(3,216)
Prepaid expenses and other current assets	(32,905)	113,766
Other assets	(35,102)	(246,282)
Accounts payable	507,918	1,243,461
Accrued expenses and other current liabilities	(236,456)	(409,738)
Deferred revenue	(658,065)	77,125
Net cash used in operating activities	(2,253,139)	(2,261,421)

Cash flows from investing activities:
Proceeds from maturity of short-term investments	-	8,788,401
Purchases of equipment, molds, furniture and fixtures	(1,081)	(647,548)
Additions to patent rights	(30,533)	(38,396)
Net cash provided by (used in) investing activities	(31,614)	8,102,457

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	-	618,700
Principal payments on long-term debt	(620,497)	(555,632)
Net cash provided by (used in) financing activities	(620,497)	63,068

Effect of exchange rate changes on cash and cash equivalents	(15,727)	29,087

Net increase (decrease) in cash and cash equivalents	(2,920,977)	5,933,191
Cash and cash equivalents:
Beginning of period	13,096,298	9,758,924
End of period	$10,175,321	$15,692,115

See accompanying notes to consolidated financial statements

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a product development and pipeline company utilizing its experience and expertise in drug delivery systems to enhance the performance of established and developing pharmaceuticals. The Company currently has three established delivery platforms (1) transdermal gels, (2) oral disintegrating tablets, and (3) injection devices. The corporate headquarters is located in Ewing, New Jersey, with research and production facilities for parenteral products in Minneapolis, Minnesota, and research and development facilities for pharmaceuticals in Basel, Switzerland.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month period ended March 31, 2009, is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

3.	Liquidity

The Company incurred a net loss of $2,736,707 in the three months ended March 31, 2009 and reported a net loss of $12,690,453 in the fiscal year ended December 31, 2008. The Company has accumulated aggregate net losses from the inception of business through March 31, 2009 of $123,328,552 and expects to report a net loss for the year ending December 31, 2009. The Company has not historically generated sufficient revenue to provide the cash needed to support operations, and has continued to operate primarily by raising capital and incurring debt. Given the current economic and market conditions, it will likely be difficult to raise additional funds through debt or equity financings.

At March 31, 2009 the Company had cash and cash equivalents of $10,175,321 and scheduled debt payments of $2,843,421 and $1,516,718 in each of the 12 month periods ending March 31, 2010 and 2011. Although the combination of the current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties may provide the Company with sufficient funds to support operations for the next 12 months, the Company may need to pursue alternative financing or reduce expenditures as necessary to meet its cash requirements if projected revenue levels are not met. If the Company does obtain such financing, there can be no assurance that the amount or the terms of such financing will be as attractive as desired. If the Company is unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary to take significant cost saving measures or generate funding in ways that may negatively affect the business in the future. To reduce expenses, the Company may be forced to make further personnel reductions, eliminate departments, curtail or discontinue development programs or close certain locations and certain operations. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest technology platforms, or liquidate assets. However, there is no assurance that, if required, the Company will be able to obtain alternative financing or reduce spending to provide the required liquidity.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.	Notes Payable and Capital Lease

In 2007, the Company received gross proceeds of $7,500,000 under a credit facility in tranches of $5,000,000 and $2,500,000. The per annum interest rate is 12.7% in the case of the first tranche and 11% in case of the second tranche. The maturity date (i) with respect to the first tranche is forty-two months from the first funding date and (ii) with respect to the second tranche is thirty-six months from the second funding date. The credit agreement is secured by all personal property of the Company, including all intellectual property. The credit agreement contains certain covenants and provisions, including, without limitation, covenants and provisions that:

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

Total interest expense related to the credit facility for the first three months of 2009 was $189,401, of which $137,697 was interest paid in cash and $51,704 consisted of amortization of debt discount and debt issuance costs. In connection with the credit facility, the Company issued warrants to purchase a total of 640,000 shares of common stock at an exercise price of $1.25. The fair value of the vested warrants was approximately $505,000, calculated using the Black-Scholes valuation model, and was recorded as an increase to equity and a decrease, or discount, to notes payable. The discount is being amortized and recorded as interest expense using the interest method over the term of the credit agreement.

Principal payments of $2,843,421 and $1,516,718 are due in each of the 12 month periods ending March 31, 2010 and 2011, respectively.

In 2008 and 2007, the Company acquired lab equipment under capital lease agreements. The equipment and capital lease obligation were recorded at an amount of approximately $100,000 in

2008 and $115,000 in 2007. Principal payments of approximately $62,133, $23,548 and $23,897 are due in each of the 12 month periods ended March 31, 2010, 2011 and 2012, respectively.

5.	Stockholders’ Equity

Common Stock

Warrant exercises in the first quarter of 2008 resulted in proceeds of $618,700 for the issuance of 1,125,000 shares of common stock.

Stock Options and Warrants

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

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees. Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from three to eleven years and they vest in varying periods. As of March 31, 2009, this plan had 1,748,240 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the plan as of March 31, 2009, and the changes during the three-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2008	8,056,656	1.19
Granted	50,000	0.48
Exercised	-	-
Cancelled	(190,190)	1.58
Outstanding at March 31, 2009	7,866,466	1.18	6.5	1,500
Exercisable at March 31, 2009	5,128,750	1.43	5.0	125

During the first three months of 2009 and 2008 the Company granted options to purchase a total of 50,000 shares of its common stock. The options were granted at an exercise price of $0.48 and $1.02, which equaled the fair value of the Company’s common stock on the dates of the grants.

Total recognized compensation expense for stock options was approximately $243,000 and $277,000 for the first three months of 2009 and 2008, respectively. As of March 31, 2009, there was approximately $1,105,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first three months of 2009 and 2008 were estimated as $0.31 and $0.67 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2009	2008
Risk-free interest rate	0.5%	2.6%
Annualized volatility	82.0%	81.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

Warrants to purchase a total of 13,144,500 shares of common stock were outstanding at March 31, 2009. The weighted average exercise price of the warrants was $1.83.

Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 21,060,966 and 27,647,812 at March 31, 2009 and 2008, respectively.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2009 and 2008 was $1.58 and $1.54, respectively.

Stock Awards

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to approximately 1,380,000 shares of common stock upon the occurrence of various triggering events. Of these shares, 45,454 were awarded prior to 2009. No compensation expense was recorded in the first quarters of 2009 or 2008 in connection with performance based awards.

In 2008, four executive officers received stock awards totaling 180,000 shares of common stock. The stock awards vest in equal annual installments over a three year period. Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date. The fair value of the stock awards is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant. Expense recognized in connection with these awards was approximately $12,000 in the first quarter of 2009.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The table below discloses the basic and diluted loss per common share.

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,736,707)	$(3,497,698)
Basic and diluted weighted average common shares outstanding	68,049,666	65,628,567
Basic and diluted net loss per common share	$(0.04)	$(0.05)

7.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal and transmucosal pharmaceutical products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has operating assets located in two countries as follows:

	March 31, 2009	December 31, 2008
United States of America	$15,316,198	$18,756,418
Switzerland	1,065,439	1,154,987
	$16,381,637	$19,911,405

Revenues by customer location are summarized as follows:

	For the Three Months Ended March 31,
	2009	2008
United States of America	$784,754	$246,730
Europe	1,182,735	680,899
Other	58,914	186,749
	$2,026,403	$1,114,378

Significant customers comprising 10% or more of total revenue are as follows:

	For the Three Months Ended March 31,
	2009	2008
Ferring	$824,842	$557,103
Population Council	393,242	-
Undisclosed	338,220	100,666
Teva	253,649	25,000
JCR Pharmaceuticals Co., Ltd	58,914	186,749

8.	Comprehensive Loss

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,736,707)	$(3,497,698)
Change in cumulative translation adjustment	73,723	(138,764)
Comprehensive loss	$(2,662,984)	$(3,636,462)

9.	New Accounting Pronouncements

Effective January 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company’s adoption of SFAS 141R will apply prospectively to business combinations completed after January 1, 2009.

Effective January 1, 2009, the Company adopted the required provisions of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to intangible assets acquired on or after January 1, 2009. The adoption of FSP 142-3 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The adoption of EITF 07-1 had no impact on the Company’s consolidated financial statements.

The provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of FSP 157-2 had no impact on the Company’s consolidated financial statements.

In April 2009 the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107 to include interim periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The

Company does not expect FSP 107-1 to have a material impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	the impact of new accounting pronouncements;

•	our expectations regarding the product development of AnturolTM;

•	our expectations regarding continued product development with Teva Pharmaceutical Industries, Ltd.;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow and our ability to service or repay our existing debt;

•	our expectations regarding a net loss for the year ending December 31, 2009;

•	the risks that our recurring losses, negative cash flows and inability to raise additional capital could threaten our ability to continue as a going concern; and

•	our ability to raise additional financing, reduce expenses or generate funds in light of our current and projected level of operations and general economic conditions.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors may affect our ability to achieve our objectives, including:

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities and our research and development capabilities;

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major customers and partners;

•	adverse economic and political conditions;

•	our inability to obtain additional financing, reduce expenses or generate funds when necessary;

•	our inability to attract and retain key personnel; and

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers.

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law. In light of the significant uncertainties in these forward-looking statements, you should read not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of our financial condition, changes in financial condition and results of operations, should be read in conjunction with the financial statements, notes and other information contained in this report.

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

We operate as a product development/drug delivery company in the broader pharmaceutical industry. Companies in this sector generally bring technology and know-how in the area of drug formulation and/or delivery to pharmaceutical product marketers through licensing and development agreements while actively pursuing development of their own products. We currently view pharmaceutical and biotechnology companies as our primary customers. We have negotiated and executed licensing relationships in the growth hormone segment (reusable needle-free devices in the U.S., Europe and Asia) and the transdermal gels segment (several development programs in place worldwide, including the U.S. and Europe). In addition, we continue to support existing customers of our reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors and have licensed both disposable auto and pen injection devices to Teva Pharmaceutical Industries, Ltd. (“Teva”) for use in undisclosed fields and territories.

We incurred a net loss of $2,736,707 for the three-month period ended March 31, 2009 and reported a net loss of $12,690,453 in the fiscal year ended December 31, 2008. We have accumulated aggregate net losses from the inception of our business through March 31, 2009 of $123,328,552, and we expect to report a net loss for the year ending December 31, 2009. We have not historically generated sufficient revenue to provide the cash needed to support our operations, and we have continued to operate primarily by raising capital and incurring debt. Given the current economic and market conditions, it will likely be difficult to raise additional funds through debt or equity financings. If our operations do not provide sufficient cash in 2009, we intend to pursue alternative financing arrangements or reduce expenditures as necessary to meet our cash requirements over the next 12 months. To reduce expenses, we may be forced to make further personnel reductions, eliminate departments, curtail or discontinue development programs or close certain locations and operations. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to obtain alternative financing, reduce expenses or generate funds to provide the required liquidity.

Results of Operations

Critical Accounting Policies

We have identified certain of our significant accounting policies that we consider particularly important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by management and, as a result, are subject to an inherent level of uncertainty. These policies are characterized as “critical accounting policies” and address revenue recognition, valuation of long-lived and intangible assets and goodwill and accounting for debt and equity instruments, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. We have made no changes to these policies during the three-month period ended March 31, 2009.

Three Months Ended March 31, 2009 and 2008

Revenues

Total revenue for the three months ended March 31, 2009 increased to $2,026,403 from $1,114,378 in the same period of the prior year. Product revenue increased to $823,751 in the first quarter of 2009 from $738,369 in the first quarter of 2008 primarily due to an increase in sales of needle-free injector devices and disposable components to Ferring Pharmaceuticals B.V. (“Ferring”). Development revenue increased to $680,170 in the first quarter of 2009 from $103,997 in the first quarter of 2008 primarily due to development work related to our transdermal gel and auto injector technologies. Licensing revenue increased in the first quarter of 2009 to $425,707 from $222,973 in the prior year, primarily due to recognition of approximately $338,000 of a previously deferred license fee related to our oral disintegrating tablet technology after the customer terminated the agreement due to technical challenges with their drug molecule.

Cost of Revenues

The cost of product sales are related to our reusable needle free injector devices and disposable components. For the three month period ended March 31, 2009, cost of product sales was $444,116 compared to $414,933 for the same period of the prior year. Cost of product sales as a percentage of product sales was 54% and 56% in three month periods ended March 31, 2009 and 2008.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses based on actual costs and time spent in revenue-generating activities. Cost of development revenue as a percentage of development revenue was 39% and 36% for the first quarters of 2009 and 2008.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development. While we are typically engaged in research and development activities involving each of our drug delivery platforms, over 80% of our total research and development expenses in each year were generated in connection with projects related to transdermal gel products, primarily AnturolTM. Research and development expenses were $2,206,759 and $1,966,272 in the three month periods ended March 31, 2009 and 2008. The increase in the first quarter of 2009 compared to the prior year was due primarily to an increase in expenses related to the Phase III study of AnturolTM.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $335,517 and $430,664 for the three month periods ended March 31, 2009 and 2008. The decrease in the quarter was primarily due to a reduction in payroll costs associated with headcount reductions that were partially offset by an increase in consulting fees.

General and Administrative

General and administrative expenses totaled $1,312,014 and $1,687,405 in the three month periods ended March 31, 2009 and 2008. The decrease in the quarter was due mainly to decreases in payroll expenses, corporate legal fees and patent related expenses.

Other Income (Expense)

Other expense was $196,695 and $75,687 in the three month periods ended March 31, 2009 and 2008. The increase in expense resulted primarily from a decrease in interest income of $226,800 due to both a reduction in funds available for investment and a reduction in market interest rates received on invested funds. The impact of the decrease in interest income was partially offset by a decrease in interest expense of $94,035 primarily due to a lower notes payable principal balance.

Liquidity and Capital Resources

We have not historically generated, and do not currently generate, sufficient revenue to provide the cash needed to support our operations, and we have continued to operate primarily by raising capital and incurring debt.

In the first quarter of 2009, we did not receive any funding from either equity or debt financing activities. In 2008, we received proceeds of $1,319,950 in connection with exercises of warrants to purchase shares of our common stock, which resulted in the issuance of 2,400,000 shares of our common stock.

In 2007, we borrowed $7,500,000 under a note payable in two tranches of $5,000,000 and $2,500,000. The total remaining principal balance was $4,360,139 at March 31, 2009. The per annum interest rate under the note payable is 12.7% for the first tranche and 11% for the second tranche. The maturity dates under the note payable are (i) 42 months from the first funding date for the first tranche, and (ii) 36 months from the second funding date for the second tranche. We have scheduled debt payments of $2,843,421 and $1,516,718 for the 12 month periods ending March 31, 2010 and 2011. The amount payable under the note is secured by all of our personal property, including all intellectual property. The credit agreement governing the note payable contains certain covenants and provisions, including, without limitation, covenants and provisions that:

•	restrict our ability to create or incur indebtedness (subject to enumerated exceptions);
•	restrict our ability to create or incur certain liens on our property (subject to enumerated exceptions);
•	in certain circumstances, require us to maintain, on a consolidated basis, unrestricted cash and cash equivalents of at least $2,500,000;
•

in certain circumstances, restrict our ability to declare or pay any dividends on any shares of our capital stock, purchase or redeem any shares of our capital stock, return any capital to any holder of our equity securities or payment of certain bonuses; and

•	restrict our ability to make certain investments.

We incurred a net loss of $2,736,707 for the three-month period ended March 31, 2009 and reported a net loss of $12,690,453 for the fiscal year ended December 31, 2008. We have accumulated aggregate net losses from the inception of business through March 31, 2009 of $123,328,552, and expect to report a net loss for the year ending December 31, 2009. We have not historically generated sufficient revenue to provide the cash needed to support our operations, and we have continued to operate primarily by raising capital and incurring debt. Given the current economic and market conditions, it will likely be difficult to raise additional funds through debt or equity financings.

At March 31, 2009, we had cash and cash equivalents of $10,175,321 and scheduled debt payments of $2,843,421 and $1,516,718 for the 12 month periods ending March 31, 2010 and 2011. Although the combination of the current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties may provide us with sufficient funds to support our operations for the next 12 months, we may need to pursue alternative financing or reduce expenditures to meet our cash requirements if projected revenue levels are not met. If we do obtain such financing, there can be no assurance that the amount or the terms of such financing will be as attractive as we may desire. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make further personnel reductions, eliminate departments, curtail or discontinue development programs or close certain locations and operations. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to obtain alternative financing, reduce expenses or generate funds to provide the required liquidity. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,253,139 and $2,261,421 for the three month periods ended March 31, 2009 and 2008. Although the loss in the first quarter of 2009 was $760,991 less than the loss for the first quarter of 2008, the cash used in operating activities was relatively unchanged due primarily to changes in operating assets and liabilities that provided $704,735 less cash in the first quarter of 2009 than in 2008, which was driven primarily by changes in accounts receivable, accounts payable and deferred revenue.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $31,614 in the first three months of 2009 due mainly to additions to patent rights. There was no short-term investment activity in the first three months of 2009. Net cash provided by investing activities in the first three months of 2008 was $8,102,457, which consisted of proceeds from maturity of short-term investments of $8,788,401 that were partially offset by cash used for purchases of equipment of $647,548 and patent rights of $38,396.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first three months of 2009 was $620,497 due to principal payments on long-term debt. In the first three months of 2008, net cash provided by financing activities consisted of proceeds from the exercise of warrants of $618,700 less principal payments on long-term debt of $555,632.

Research and Development Programs

Our current research and development activities are primarily related to AnturolTM and device development projects.

AnturolTM. We are currently evaluating AnturolTM for the treatment of overactive bladder (“OAB”). In the fourth quarter of 2007 we initiated a Phase III pivotal trial designed toevaluate the efficacy of AnturolTM when administered topically once daily for 12 weeks in patients predominantly with urge incontinence episodes. The randomized, double-blind, parallel, placebo-controlled, multi-center trial is expected to involve 600 patients (200 per arm) using two dose strengths (selected from the Phase II clinical trial) versus a placebo. Enrollment expanded to approximately sixty centers throughout the United States in 2009. In addition to the Phase III trial, we have incurred significant costs related to AnturolTM manufacturing development. We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical quantities of Anturol™ and to develop a commercial manufacturing process for AnturolTM. With Patheon, we have completed limited commercial scale up activities associated with AnturolTM manufacturing. As of March 31, 2009, we have incurred total external costs of approximately $9,300,000 in connection with our AnturolTM research and development, of which approximately $1,600,000 was incurred in the quarter ended March 31, 2009. We intend to seek a marketing partner to further the development of AnturolTM and to complete the Phase III trial. Our 2009 operating plan encompasses two scenarios for development of AnturolTM under which expenses could be approximately $3,500,000 without a marketing partner or up to approximately $8,500,000 with a marketing partner. Our AnturolTM development program could continue beyond our plan without a partner if we were to obtain additional funding through new revenue generating activities, a new financing arrangement or other fund raising opportunities. To date, we have not entered into an agreement with a marketing partner or obtained additional funding and we have incurred approximately $1,600,000 of the $3,500,000 of expenses in our 2009 plan related to AnturolTM during the first quarter. At the current rate of enrollment and cost, we have approximately three months before we exceed the plan. The progress of the Phase III program for AnturolTM will be determined by the level of expenditures, which will be directly affected by the timing of engaging a marketing partner or obtaining additional funding. If we cannot find a marketing partner or obtain additional funding, we may not have the resources to complete the trial and may have to delay or stop enrollment in the trial.

Device Development Projects. We are engaged in research and development activities related to our Vibex™ disposable pressure assisted auto injectors and our disposable pen injectors. We have signed license agreements with Teva for our VibexTM system for two undisclosed products and for our pen injector device for two undisclosed products. Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes. The auto injectors are in the advanced commercial stage of development. The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges. The disposable pen is in the early stage of development where devices are being evaluated in clinical studies. Our development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly. As of March 31, 2009, we have incurred total external costs of approximately $2,400,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $115,000 was incurred in the quarter ended March 31, 2009. As of March 31, 2009, $1,327,000 of the total costs have been deferred and will be recognized as an expense over the same period as the related deferred revenue will be recognized. The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva. We expect development related to the Teva products to continue in 2009, but the timing and extent of near-term future development will be dependent on certain decisions made by Teva. Although certain upfront and milestone payments have been received from Teva, there have been no commercial sales, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

Other research and development costs. In addition to the AnturolTM project and Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing research and development projects. Total other research and development costs were approximately $600,000 for the quarter ended March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we adopted FASB Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Our adoption of SFAS 141R will apply prospectively to any business combinations completed after January 1, 2009.

Effective January 1, 2009, we adopted the required provisions of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to our intangible assets acquired on or after January 1, 2009. The adoption of FSP 142-3 had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The adoption of EITF 07-1 had no impact on our consolidated financial statements.

The provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of FSP 157-2 had no impact on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards No. 107 to include interim periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. We do not expect FSP 107-1 to have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties. In March 2007, we amended our 2003 agreement with Ferring, to establish prices in U.S. dollars rather than Euros for certain products and effectively reducing our exchange rate risk. Most of our sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, we will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on our financial results for the three month period ended March 31, 2009 was not material.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a)	Exhibit Index

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by

Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by

Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by

Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

May 13, 2009	/s/ Paul K. Wotton

Dr. Paul K. Wotton

President and Chief Executive Officer

May 13, 2009	/s/ Robert F. Apple

Robert F. Apple

Senior Vice President and Chief Financial Officer