Form 10-K
period 2009-12-31
ANTARES PHARMA, INC.
filed 2010-03-24
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to __________

Commission file number 1-32302

ANTARES PHARMA, INC.
(Exact name of registrant as specified in its charter)

A Delaware corporation	I.R.S. Employer Identification No. 41-1350192

250 Phillips Boulevard, Suite 290, Ewing, NJ 08618

Registrant’s telephone number, including area code:  (609) 359-3020

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Amex

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES[  ]   NO[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES[  ]   NO[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES[X]   NO[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES[X]   NO[  ]

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
Large accelerated filer [  ]        Accelerated filer [  ]                    Non –accelerated filer [  ]                   Smaller reporting company [X]
                                                                                         (Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[  ]    NO[X]

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2009, was $49,908,000 (based upon the last reported sale price of $0.89 per share on June 30, 2009, on NYSE Amex).

There were 82,361,434 shares of common stock outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2010 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual  report on Form 10-K are  incorporated by  reference  into Part III of this annual report on Form 10-K.

PART I

Item 1.	BUSINESS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

▪	our expectations regarding product developments with Teva Pharmaceutical Industries, Ltd. (“Teva”);
▪	our expectations regarding trends in pharmaceutical drug delivery characteristics;
▪	our anticipated penetration into the market for traditional drug injection devices (such as needles and syringes) with our technology;
▪	our anticipated continued reliance on contract manufacturers to manufacture our products;
▪	our marketing and product development plans;
▪	our future cash flow and our ability to support our operations;
▪	our projected net loss for the year ending December 31, 2010;
▪	our ability to raise additional funds in light of our current and projected level of operations and general economic conditions; and
▪	other statements regarding matters that are not historical facts or statements of current condition.

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

Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging pharma company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  Our subcutaneous injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  In the injector area, we have a multi-product deal with Teva that includes Tev-Tropin® human growth hormone and have partnerships with Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”) that include their human growth hormone (“hGH”) products.  In the gel-based area, our lead product candidate, Anturol®, an oxybutynin ATD™ gel for the treatment of overactive bladder (“OAB”), is currently under evaluation in a pivotal Phase 3 trial.  We also have a partnership with BioSante Pharmaceuticals, Inc. (“BioSante”) that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of female sexual dysfunction (“FSD”), and Elestrin® (estradiol gel) for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, which is currently marketed in the U.S.  Two of our technologies have generated FDA approved products.  Our products and product opportunities are summarized and briefly described below:

Products

Injection Devices

Transdermal Delivery Gels

Pressure Assisted Injection Devices

Our injection device platform features three main products: reusable needle-free injectors, disposable pressure assisted auto injectors and disposable pen injectors.  Each is briefly described below:

•
Reusable needle-free injectors deliver precise medication doses through high-speed, pressurized liquid penetration of the skin without a needle. Our current needle-free injector product is a reusable, variable-dose device engineered to last for two years and is designed for easy use, facilitating self-injection with a disposable syringe to assure safety and efficacy. The injector employs a disposable plastic needle-free syringe, which offers high precision liquid medication delivery through an opening that is approximately half the diameter of a standard, 30-gauge needle.  The associated sterile plastic disposables, needle-free syringes and adapters, are designed for use as appropriate for the drug and indication.

We have sold our needle-free injection system for use in more than 30 countries to deliver either human growth hormone (“hGH”) or insulin.  The product is marketed by our partners for use with hGH as Tjet®, by Teva in the U.S.; Zomajet® 2 Vision and Zomajet® Vision X, by Ferring in Europe and Asia; and Twin-Jector® EZ II, by JCR in Japan, and is sold as the Medi-Jector VISION® over-the-counter (“OTC”) or by prescription in the U.S. for use by patients for insulin.  We refer to our reusable needle-free injector as the Vision™ and/or Tjet®.

•
Disposable pressure assisted auto injectors employ the same basic technology developed for our needle-free devices, a controlled pressure delivery of drugs into the body utilizing a spring power source.  Combining pressure with a hidden needle supports the design of a disposable, single-use injection system compatible with conventional glass drug containers. This system, the Vibex™, is designed to economically provide highly reliable fast subcutaneous injections with minimal discomfort and improved convenience in conjunction with the enhanced safety of a shielded needle. After use, the device can be disposed of without the typical “sharps” disposal concerns. We and our potential partners have successfully tested the device in multiple patient preference studies.  We continue to explore product extensions within this category, including the targeting of various body sites and devices with multiple dose, variable dose and user-fillable applications.

•
Disposable pen injectors are needle-based devices designed to deliver multiple injections from multi-dose drug cartridges.  The devices contain mechanisms that specify the dose to be delivered by defining the amount of movement by the stopper in the cartridge with each device actuation.  In contrast to our reusable needle-free injectors, the cartridge drug container is integral to the pen injector and after utilizing all the drug from the cartridge, the entire device is then disposed.

Transdermal Gel System

Our transdermal system consists of a unique formulation in semisolid dosage forms (gels) that delivers medication efficiently and minimize gastrointestinal impact, as well as the initial liver metabolism effect of some orally ingested drugs. Our gels are hydro-alcoholic and contain a combination of permeation enhancers to promote rapid drug absorption through the skin following application, which is typically to the arms, shoulders, or abdomen. Our transdermal gel system provides the option of delivering both systemically (penetrating into and through the subcutaneous tissues and then into the circulatory system) as well as locally (e.g. topically for skin and soft tissue injury, infection and local inflammation). Typically, the gel is administered daily, and is effective on a sustained release basis over approximately a 24-hour period of time. Our gel system is known as our Advanced Transdermal Delivery (“ATD™”) gels.

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

Our Parenteral Medicines (device) division is located in Minneapolis, Minnesota, where we develop and manufacture with partners novel pressure assisted injectors, with and without needles, which allow patients to self-inject drugs. We make a reusable, needle-free, spring-action injector device known as the Vision™ and Tjet®, which is legally marketed for use with insulin and human growth hormone.  We have had success in achieving distribution of our device for use with hGH through licenses to pharmaceutical partners, and it has resulted in continuing market growth and, we believe, a high degree of customer satisfaction. Distribution of growth hormone injectors occurs in the U.S., Europe, Japan and other Asian countries through our pharmaceutical company relationships.

We have also developed variations of the needle-free injector by adding a very small hidden needle to a pre-filled, single-use disposable injector, called the Vibex™ pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and branded generic injectables.  We also developed a disposable multi-dose pen injector for use with standard multi-dose cartridges.  We have entered into multiple licenses for these devices mainly in the U.S. and Canada with Teva.

Our Pharma division is located both in the U.S. and in Muttenz, Switzerland, where we develop pharmaceutical products utilizing our transdermal systems.  Several licensing agreements with pharmaceutical companies of various sizes have led to successful clinical evaluation of our formulations.  In 2006, the United States Food and Drug Administration (“FDA”) approved our first transdermal gel with a partner’s drug product for the treatment of vasomotor symptoms in post-menopausal women.  We are also developing our own transdermal gel-based products for the market and have recently completed enrollment in a pivotal Phase III safety and efficacy trial for Anturol®, our oxybutynin transdermal gel product for overactive bladder.

We believe that our transdermal gels minimize first pass liver metabolism, gastro intestinal effects and skin erythema.  Other advantages include cosmetic elegance and ease of application as compared to transdermal patches and have potential applications in such therapeutic markets as hormone replacement, overactive bladder, contraception, pain management and central nervous system therapies.

We operate in the drug delivery sector of the pharmaceutical industry. Companies in this sector generally leverage technology and know-how in the area of drug formulation and product development to pharmaceutical manufacturers through licensing and development agreements while continuing to develop their own products for the marketplace. We also view many pharmaceutical and biotechnology companies as collaborators and primary customers. We have negotiated and executed licensing relationships in the needle-free devices segment in the U.S., Europe and Asia, the auto injector segment in the U.S. and Canada, the disposable pen injector segment worldwide, and the transdermal gels segment for which we have several development programs in place worldwide, including the United States and Europe. In addition, we continue to market our re-usable needle-free devices for the self administration of insulin in the U.S. market through distributors and have a non-exclusive license for our technology in the diabetes and obesity fields.

 We are a Delaware corporation with principal executive offices located at Princeton Crossroads Corporate Center, 250 Phillips Boulevard, Suite 290, Ewing, New Jersey 08618.  Our telephone number is (609) 359-3020. We have wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG) and the Netherland Antilles (Permatec NV).

Products and Technology

We are leveraging our experience in drug delivery systems to enhance the product performance of established drugs as well as new drugs in development. Our current portfolio includes transdermal Advanced ATD™ gels; disposable pressure assisted auto injection systems (Vibex™); disposable pen injection systems; and reusable needle-free injection systems (Vision™).

SELF-ADMINISTRATION OF INJECTABLE BIOLOGIC DRUGS

Injectable biologic drugs generated a reported $125 billion in global revenue in 2008.   Given the market success of several recent biologic drugs, pharmaceutical firms are increasingly reliant upon biologic drug candidates in their product pipelines, fueling growth expectations for the biologic drugs.  Industry analysts project that biologics will account for 50% of the 100 top selling drugs by 2014, up from 28% in 2008.

Biological drugs are often used in managing chronic medical conditions, presenting a need for repeated injections over time.  Cost containment pressure by managed care combined with patient preferences for convenience and comfort are driving a change in the treatment setting from the health care facility to patients’ homes.  This trend is creating a shift from the injection being given by a doctor or nurse to self-administration by the patient or administration by a family member or other lay caregiver.   This shift has produced a transition in how injectable drugs are configured to facilitate use by consumers.  In many therapeutic categories pre-filled syringes and other injection systems offering greater ease-of-use and security for patients now exceed vials in unit volume, often at substantial unit price premium.  These therapeutic categories and example products include:

Condition	Products
Diabetes	Humalog (Lilly), Novolog (Novo Nordisk), Apidra (Sanofi Aventis), Lantus (Sanofi Aventis), Levemir (Novo Nordisk), Byetta (Lilly)
Growth deficiency	Genotropin (Pfizer), Tev-Tropin (Teva), Humatrope (Lilly), Nutropin AQ (Roche), Noridtropin (Novo Nordisk), Saizen/Serostem (EMD Serono), Omnitrope (Sandoz)
Rheumatoid Arthritis	Enbrel (Amgen, Pfizer), Humira (Abbott), Simponi (Centocor Ortho Biotech), Cimzia (UCB)
Multiple Sclerosis	Avonex (Biogen Idec), Betaseron (Bayer), Copaxone (Teva), Rebif (EMD Serono)
Chronic Hepatitis C	Intron-A (Merck), Pegasys (Roche), Peg-Intron (Merck)
Anemia/Neutropenia	Aranesp (Amgen), Neulasta (Amgen)

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

Pressure assisted auto injection is a form of parenteral drug delivery that continues to gain acceptance among the medical community. Encompassing a wide variety of sizes and designs, this technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the subcutaneous tissue.

Needle-Free Injectors

Needle-free injection combines proven delivery technology for molecules that require parenteral administration with a device that eliminates the part of the injection that patients dislike – the needle.  Improving patient comfort through needle-free injection may increase compliance and mitigate the problem of daily injections. Needle-free delivery eliminates the risk of needlestick injuries as well, which occur frequently in institutions in the U.S., and can result in disease transmission to healthcare workers.

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

Our Injection Products

Vision™ / Tjet®

      The Vision™/Tjet® has been sold for use in more than 30 countries to deliver either insulin or hGH. The product features a reusable, spring-based power source and disposable needle-free syringe, which acts as the pathway for the injectable drug through the skin and allows for easy viewing of the medication dose prior to injection. The device’s primary advantages are its ease of use and cost efficiency. The product is also reusable, with each device designed to last for approximately 3,000 injections (or approximately two years) while the needle-free syringe, when used with insulin or hGH, is disposable after approximately one week when used by a single patient for injecting from multi-dose vials.

The Vision™/Tjet® administers injectables by using a spring to push the active ingredient in solution or suspension through a micro-fine opening in the needle-free syringe. The opening is approximately half the diameter of a standard 30-gauge needle. A fine liquid stream then penetrates the skin, and the dose is dispersed into the layer of fatty, subcutaneous tissue. The drug is subsequently distributed throughout the body, successfully producing the desired effect.

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

The Vision™/Tjet® is primarily used in the U.S., Europe, Asia, Japan and elsewhere to provide a needle-free means of administering human growth hormone to patients with growth retardation. We typically sell our injection devices to partners in these markets who manufacture and/or market human growth hormone directly. The partners then market our device with their growth hormone. We receive benefits from these agreements in the form of product sales and royalties on sales of their products.  In 2008, our partner, Teva, supported the filing of a supplemental new drug application (“sNDA”) to provide the Tjet® to hGH patients in the U.S.  In June of 2009, the FDA approved the sNDA and in August of 2009 Teva launched the Tjet® device.

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
• Designed around conventional cartridges or pre-filled syringes

The primary goal of the Vibex™ disposable pressure assisted auto injector is to provide a fast, safe, and time-efficient method of self-injection that addresses the patient’s need for immediate relief. This device is designed around conventional cartridges or pre-filled syringes, which are primary drug containers, offering ease of transition for potential pharmaceutical partners.  We have signed two license agreements with Teva for our Vibex™ system for two undisclosed products, and we are currently developing a proprietary product using the Vibex™ in the area of pain management.

Disposable Pen Injector System

Our most recently developed product, the pen injector, complements our portfolio of pressure assisted auto injector devices.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The disposable pen is in the stage of development where devices are being used in clinical evaluations.  Although differing from the other pressure assisted injection strategies common to the above portfolio of injection therapy, this device includes a dosing mechanism design that is drawn from our variable dose needle-free technology.  We have signed a license agreement with Teva for our pen injector device for two undisclosed products.

TRANSDERMAL DRUG DELIVERY

Transdermal drug delivery has emerged as a generally safe and patient-friendly method of drug delivery. The commercialization of transdermal products for controlled drug delivery began over two decades ago.  In more recent years, transdermal gels, creams and sprays have become increasingly popular as alternative drug delivery systems.  Among transdermal products currently marketed are nitroglycerin for angina, diclofenac gel for pain, scopolamine for motion sickness, fentanyl for pain control, nicotine for smoking cessation, estrogen for hormone therapy, clonidine for hypertension, lidocaine for topical anesthesia, testosterone for hypogonadism, and a combination of estradiol and a norelgestimate for contraception. Skin penetration enhancers are often used to enhance drug permeation through the dermal layers.

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

Transdermal Gels

While transdermal patches remain an important aspect of the transdermal drug delivery market, transdermal gels have emerged as another viable means of administering an increasingly wide array of active pharmaceutical treatments. The concept of transdermal gels parallels that of the transdermal patch in the creation of a drug reservoir to provide sustained delivery of therapeutic quantities of a drug. While a patch provides this from an external reservoir, gel formulations typically create a subdermal reservoir of the medication.  Transdermal patches, however, sometimes result in more adverse events, specifically skin irritation events associated principally with the occlusive nature of patches and the use of adhesives that contain residual solvents and irritant monomers.  Most of these factors are minimized in transdermal gels.

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

Our Transdermal Products

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

Our ATD™ gel products are being developed by both us and our pharmaceutical partner.  The following is a summary of the products being developed/commercialized.

Anturol®

Our lead product candidate, Anturol®, is an oxybutynin ATD™ gel for the treatment of OAB (overactive bladder), and is currently under evaluation in a pivotal Phase 3 trial.   Enrollment in the trial was completed in March of 2010 and we expect to file a new drug application (“NDA”) in 2010.  We intend to seek a marketing partner to help fund the development of Anturol® and to commercially launch Anturol® if approved by the FDA.

Elestrin®

Elestrin® is a transdermal estradiol gel for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.  We licensed the rights to Elestrin® in the U.S. and other markets to our partner BioSante through a license agreement under which we receive milestone payments and royalties.  BioSante has sublicensed Elestrin® to Azur Pharma, who is currently marketing Elestrin® in the U.S.

LibiGel®

LibiGel® is a transdermal testosterone gel for the treatment of female sexual dysfunction being developed by our partner BioSante.  LibiGel® is currently in a Phase 3 clinical study.  If LibiGel® is approved by the FDA, we are entitled to milestone and royalty payments from BioSante.

Nestorone®

We have a joint development agreement with the Population Council, an international, non-profit research organization, to develop contraceptive formulation products containing Nestorone®, by using the Population Council’s patented compound and other proprietary information covering the compound, and our transdermal delivery gel technology.  We are responsible for research and development activities as they relate to ATD formulation and manufacturing and the Population Council will be responsible for clinical trial design development and management.  In 2010, we announced with the Population Council successful results from a dose-finding Phase II trial for the contraceptive gel.  Together, we expect to identify a worldwide or regional commercial development partner as clinical data becomes available.

Ropinirole

We have a worldwide product development and license agreement with Jazz Pharmaceuticals (“Jazz”) for Ropinerole which is being developed to treat a central nervous system (“CNS”) disorder that will utilize our transdermal gel delivery technology ATD™.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.

Market Opportunity

Needle-free Injectors / Auto Injectors / Pen Injectors

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

In a May 2009 report, Greystone Associates estimated the worldwide hGH market in 2008 at $2.8 billion.  The hGH market has significant competition with major pharmaceutical companies such as Lilly, Roche, Pfizer, NovoNordisk and Merck Serono among others.  Sandoz introduced Omnitrope as a lower cost biosimilar hGH in Europe in 2005 and the U.S. in 2006.  However, despite a 25% lower price the product achieved only a 0.8% hGH market share by 2007.  We believe that other product attributes, including patient comfort and ease-of-use, play a key role, along with price and promotion, in determining performance in the market. Our pharmaceutical partner in Europe, Ferring, has made significant inroads in the hGH market using our needle-free injector, marketed as the Zomajet® 2 Vision for their 4 mg formulation and Zomajet® Vision X for their 10 mg formulation, and we expect similar progress in the U.S. market with our partner Teva.    Teva entered the hGH market without the benefit of an injection device and initially struggled to gain market share.  Since the launch of the Tjet® needle-free device in late

2009, sales of Teva’s hGH Tev-Tropin® have increased monthly.  This early trend supports the notion that devices can increase patient use of a partner’s brand of drug due to the benefits of a device.

Other injectable drugs that are presently self-administered and may be suitable for injection with our systems include therapies for the prevention of blood clots and treatments for multiple sclerosis, migraine headaches, inflammatory diseases, impotence, infertility, AIDS and hepatitis. We believe that many injectable drugs currently under development will be administered by self-injection once they reach the market. Our belief is supported by the continuing development of important chronic care products that can only be given by injection, the ongoing effort to reduce hospital and institutional costs by early patient release, and the gathering momentum of new classes of drugs that require injection. A partial list of such drugs (and their manufacturer) introduced in recent years that require self injection include Cimzia® (UCB), Simponi® (Centocor Ortho Biotech), Enbrel® (Amgen, Pfizer) and Humira® (Abbott) for treatment of rheumatoid arthritis, Epogen® and Aranesp® (Amgen) for treatment of anemia, Forteo™ (Lilly) for treatment of osteoporosis, Intron® A (Merck) and Roferon® (Roche) for hepatitis C, Lantus® (sanofi aventis) and Byetta® (Lilly)  for diabetes, Rebif® (EMD Serono) for multiple sclerosis, Copaxone® (Teva) for multiple sclerosis and Gonal-F® (EMD Serono) for fertility treatment.

We believe a significant portion of injectable products currently offered in vials could be replaced with user friendly injectors promoting better compliance and decreasing sharps concerns.  Several manufacturers of injectable products have recently introduced convenient alternatives to vials, such as prefilled syringes and injector systems; and an increasing proportion of people who self-administer drugs are transitioning to prefilled syringes and other injector systems when offered. We believe that our injection technologies offer further improvements in convenience and comfort for patients self-administering injectable products and that our business model of working with pharmaceutical company partners has the potential for further market penetration.  In addition to partnering with manufacturers of injectable products, we anticipate developing our own pharmaceutical products using our pressure assisted auto injectors in the future.

Anturol®

According to a March 2010 Cowen Therapeutic Outlook Report, the worldwide market for urinary incontinence was $2.1 billion in 2009 and is estimated to be $2.3 billion by 2014.  During this period, new treatments of overactive bladder (OAB) are expected to grow from $0.9 billion to $2.0 billion, offset by generic erosion of older brands such as Detrol LA (Pfizer).  It is estimated that half of the U.S. adults suffering from OAB either are too embarrassed to discuss the symptoms or are not aware that pharmacological treatment is available.   Patient acceptance of older incontinence drugs, such as oral oxybutynin, is hindered by anticholinergic side-effects including moderate to severe dry mouth, constipation and somnolence.  A goal of transdermal delivery is to minimize these common anticholinergic side effects.  In clinical trials other transdermal gel and patch oxybutynin products have reported an incidence of anticholinergic side effects comparable to placebo.  We have recently completed enrollment in a Phase III study of Anturol® oxybutynin gel to treat urinary incontinence.

Elestrin® and LibiGel®

According to IMS Health, the U.S. hormone replacement market, including estrogens, progestogens, and estrogen-progestogen and estrogen-androgen combinations, was $2.1 billion in 2008, up 3.7% from 2007 despite a slight decrease in the number of prescriptions.  According to industry estimates, approximately six million women in the U.S. currently are receiving some form of estrogen or combined estrogen hormone therapy. IMS Health reported the current market in the U.S. for single-entity estrogen products was approximately $1.4 billion in 2007, of which the transdermal segment, mostly patches, was about $260 million.

According to IMS Health, the U.S. market for transdermal testosterone therapies grew approximately 22 percent in 2007 to $624 million from $510 million in 2006.  Further growth in this sector may be achieved by the use of testosterone products in both male and female applications.  We believe that a new market opportunity exists with the use of low dose testosterone for treatment of FSD, a disorder according to published reports that affects an estimated 40-55% of all women and for which no drug is currently approved in the U.S.  Antares Pharma, along with its U.S. partner BioSante, has a low dose testosterone product named LibiGel®, which has completed Phase II testing for FSD and is currently in Phase III clinical trials. We have the exclusive rights in Europe and elsewhere outside the United States for LibiGel®.  As evidenced in Europe, we believe that global patient demand for transdermal hormone therapy products will continue to increase.  Evidence of this belief is the commercial launch, in France, Italy, Spain, U.K., Germany and others, by Proctor and Gamble of the Intrinsa® Patch, a testosterone transdermal patch for FSD.

Nestorone® Gel (Contraception)

Worldwide sales of hormonal contraceptives in 2008 was $6.2 billion according to an October 2009 report by Datamonitor.   Oral contraceptives account for about 86% of market with the remainder consisting of hormonal implants, injections and intra-uterine systems according to a 2007 report by Business Insights.  Transdermal contraceptive systems provide women an attractive alternative to the pill by offering convenience and discretion. The Company is collaborating with the Population Council (an international, nonprofit research organization) to develop a novel hormonal contraceptive comprising a combination of the progestin Nestorone® and a form of estrogen, called 17β-estradiol (E2), which is chemically identical to the naturally occurring estrogen.  This combination was chosen because of their potential for offering a superior tolerability and safety profile compared to other commonly used hormonal contraceptives.  Nestorone is a novel synthetic progestin that has been shown to be highly effective at stopping ovulation at a low dose. It has no androgenic hormonal effects and has a good safety profile. It is not active when taken orally and is therefore especially appropriate for topical application. When delivered by the transdermal route, Estradiol (E2) has the advantage of being a much less potent estrogen than the commonly used contraceptive ethinyl estradiol (EE) and therefore may have a lower risk of causing venous thromboembolism.

Ropinirole Gel

The central nervous system consists of the brain and spinal cord. Disorders of this system are many, varied and frequently severe, affecting a large portion of the population. These debilitating disorders include diseases such as Parkinson’s disease, restless leg syndrome, epilepsy and migraine and psychotic disorders such as anxiety, bipolar disorder, depression and schizophrenia. In addition, chronic pain is a neurological response to disease or injury; or it may have no readily apparent cause. Regardless of the cause, chronic pain can have devastating effects on those suffering from it.

Current treatments for CNS disorders vary in effectiveness, but there are many conditions for which there are few safe and effective drugs. Cowen & Co. estimates that nearly $41 billion was spent in 2009 on prescription CNS drugs. They estimate that another $6.7 billion was spent in 2009 on pain management prescriptions consisting primarily of opioid drugs and nonsteroidal anti-inflammatory drugs.  Many CNS and chronic pain drugs merely treat the symptoms and do not provide cures. According to the World Health Organization, diseases of the CNS will constitute an increasing medical need in this century, attributable to an exponential increase of these diseases after the age of 65 combined with an aging population.  Ropinirole and Pramipexole are products being used for CNS disorders, particularly parkinsons disease and Restless Leg Syndrome (RLS).  Oral therapies for RLS such as Ropinirole and Pramipexole generated U.S. sales of $660 million in 2007 prior to introduction of generic versions of the products.

Industry Trends

Based upon our experience in the healthcare industry, we believe the following significant trends in healthcare have important implications for the growth of our business.

Major pharmaceutical companies market directly to consumers and encourage the use of innovative, user-friendly drug delivery systems, offering patients a wider choice of dosage forms. We believe the patient-friendly attributes of our injection technologies and transdermal gels meet these market needs.

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

Many drugs, including selected protein biopharmaceuticals, are degraded in the gastrointestinal tract and may only be administered through the skin by injection.  Injection therefore remains the mainstay of protein delivery. The growing number of protein biopharmaceuticals requiring injection may have limited commercial potential if patient compliance with conventional injection treatment is not optimal. The failure to take all prescribed injections can lead to increased health complications for the patient, decreased drug sales for pharmaceutical companies and increased healthcare costs for society. In addition, it is becoming increasingly recognized that conventional needles and syringes are inherently unreliable and require special and often costly disposal methods.  Industry expectations are that improvements in protein delivery systems such as our injector platform will continue to be accepted by the market.

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

Furthermore, patented pharmaceutical products continue to be challenged by generic companies once substantial proprietary sales are generated.  All of our proprietary delivery systems may provide pharmaceutical companies with the ability to protect and extend the life of a product.

Finally, when a drug loses patent protection, the branded version of the drug typically faces competition from generic alternatives. It may be possible to preserve market share by altering the delivery method, e.g., a single daily controlled release dosage form rather than two to four pills a day. We expect branded and specialty pharmaceutical companies will continue to seek differentiating drug delivery characteristics to defend against generic competition and to optimize convenience to patients. The altered delivery method may be an injection device or a novel transdermal formulation that may offer therapeutic advantages, convenience or improved dosage schedules. Major pharmaceutical companies now focus on life cycle management of their products to maximize return on investment and often consider phased product improvement opportunities to maintain competitiveness.

Competition

Competition in the transdermal delivery market includes companies like Watson Pharmaceuticals, Solvay, Acrux, NexMed, Inc., Auxillium, Inc., Novavax, Inc. and many others.  Competition in the disposable, single-use injector market includes, but is not limited to, Ypsomed AG, SHL Group AB, OwenMumford Ltd., West Pharmaceuticals, Becton Dickinson, Haselmeir GmbH, Elcam Medical and Vetter Pharma, while competition in the reusable needle-free injector market includes Bioject Medical Technologies Inc. and The Medical House PLC.  Additionally, in the drug injection field we face competition from internal groups within large pharmaceutical companies as well as design houses which complete the design of devices for companies but don’t have manufacturing management capabilities.

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

Research and Development

We currently perform clinical development work primarily in our Ewing, NJ corporate location for our own portfolio of products.  Additionally, we perform parenteral product development work primarily at our Minneapolis, MN facility.  We have various products at earlier stages of development as highlighted in our products schedule above.

We currently have a pharmaceutical product candidate in our own clinical studies listed below. Additionally, pharmaceutical partners are developing compounds using our technology (see “Collaborative Arrangements and License Agreements”).

ANTUROL® We are currently evaluating Anturol® for the treatment of OAB.  Anturol® is the anticholinergic active substance oxybutynin delivered by our proprietary ATD™ gel that is used to achieve therapeutic blood levels of the active compound that can be sustained over 24 hours after a single, daily application. It is believed that Anturol® may offer equal or increased oxybutynin to the metabolite ratio, thus resulting in decreased reporting of adverse events when compared to patients taking comparable oral products. In addition, Anturol® may also be more cosmetically appealing than patches and have less irritation and allergic reactions as well as comparable or decreased reporting of adverse events.

Summary of Clinical Data

In February 2006, we announced the results of our Phase II dose ranging study for Anturol®. The study was an open label, single period, randomized study using 48 healthy subjects and three different doses of Anturol® over a 20 day period. Variables tested included accumulation of the dose, dose proportionality, decay of plasma levels, skin tolerability and other adverse events.

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

In October 2007, we announced that the first patients were dosed in the pivotal trial designed to evaluate efficacy of Anturol® when administered topically once daily for 12 weeks in patients predominantly with urge incontinence episodes. The randomized, double-blind, parallel, placebo controlled, multi-center trial is to involve 600 patients (200 per arm) using two dose strengths (selected from the Phase II clinical trial) versus a placebo. The primary end point of the trial will be efficacy against the placebo defined as the reduction in the number of urinary incontinence episodes experienced. Secondary end points include changes from baseline in urinary urgency, average daily urinary frequency, patient perceptions as well as safety and tolerability including skin irritation.  Enrollment was completed in March of 2010 with an expected NDA filing time, if data is successful, in the fourth quarter of 2010.

Device Development Projects.  We are engaged in research and development activities related to our Vibex™ disposable pressure assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for two undisclosed products and for our pen injector device for two undisclosed products.  Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.  The following is a summary of the development stage for the four products in development with Teva.

Vibex™ undisclosed product #1

We have designed the Vibex™ for the first undisclosed product and are currently scaling up the commercial tooling and molds for this product.  During 2009, we received approximately $4,000,000 from Teva for this tooling as well as other development work for this program.  From a regulatory standpoint Teva filed this product as an ANDA, and the FDA accepted the filing as such.  Currently, Teva is conducting its own development work on the drug as well as conducting user studies with the device.  An amendment to the ANDA is expected to be filed with the FDA and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA.

Vibex™ undisclosed product #2

We have designed the Vibex™ for the second undisclosed product and have completed the majority of the commercial tooling and molds for the product.  From a regulatory standpoint Teva filed the product as an abbreviated new drug application (“ANDA”) and the FDA rejected the filing as such.  The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA.  We believe we can redesign the device to address the FDA’s concern of device similarity and are currently working on the redesign.

Disposable pen injector #1

We have designed the pen injector and provided clinical supplies for the first pen injector product to Teva.  We have not completed any commercial tooling to date.  From a regulatory standpoint Teva has conducted a bioequivalence study for the product and determined the appropriate regulatory pathway is a 505(b)(2).  The FDA has requested a safety study be conducted in support of the filing.  Teva is currently determining the clinical design and cost for this program.

Disposable pen injector #2

We have early prototype designs for the second pen injector product.  Teva believes the regulatory pathway is an ANDA pathway.  Currently Teva is designing the development program.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2010, but the timing and extent of near-term future development will be dependent on decisions made by Teva.

See Research and Development Programs in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – for amounts spent on Company sponsored research and development activities.

Manufacturing

We do not have the facilities or capabilities to commercially manufacture any of our products and product candidates. We have no current plans to establish a manufacturing facility. We expect that we will be dependent to a significant extent on contract manufacturers for commercial scale manufacturing of our product candidates in accordance with regulatory standards.  Contract manufacturers may utilize their own technology, technology developed by us, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology, our reliance on such contract manufacturers is increased.  Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file (“DMF”) held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing site would also be required.

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for clinical quantities of Anturol® in a manner that meets FDA requirements via reference to their DMF for oxybutynin. We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical quantities of Anturol® gel in a manner that may meet FDA requirements. The FDA has not approved the manufacturing processes for Anturol® at Patheon at this time.  We have completed commercial scale up activities associated with Anturol® manufacturing required for the NDA.

We are responsible for U.S. device manufacturing in compliance with current Quality System Regulations (“QSR”) established by the FDA and by the centralized European regulatory authority (Medical Device Directive). Injector and disposable parts are manufactured by third-party suppliers and are assembled by a third-party supplier for our needle-free device for all of our partners. Packaging is performed by a third-party supplier under our direction. Product release is performed by us.  We have contracted with Nypro Inc. (“Nypro”), an international manufacturing development company to supply commercial quantities of our Vibex™ pressure assisted auto injector device in compliance with FDA QSR regulations.

Sales and Marketing

We expect to currently market most of our products through other more established pharmaceutical companies while continuing marketing of our insulin injection devices and related disposable components in the U.S. In the future and as we develop more products in niche therapeutic areas, we will consider developing commercial capabilities.

During 2009, 2008 and 2007, international revenue accounted for approximately 47%, 74% and 55% of total revenue. Europe accounted for 94%, 93% and 91% of international revenue in 2009, 2008 and 2007, with the remainder coming primarily from Asia.  Ferring accounted for 39%, 60% and 39% of our worldwide revenues in 2009, 2008 and 2007.  BioSante accounted for 2%, 12% and 36% and JCR accounted for 2%, 5% and 4% of our worldwide revenues in 2009, 2008 and 2007.  Revenue from Ferring and JCR resulted from sales of injection devices and related disposable components for their hGH formulations.  In 2008 and 2007, the BioSante revenue resulted primarily from license fees and milestone payments related to Elestrin®, received under a sublicense arrangement related to an existing license agreement with BioSante.

See Results of Operations – Revenues in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – for a discussion of our products and services revenues and Note 13 to the Consolidated Financial Statements for revenues by geographic area.

Collaborative Arrangements and License Agreements

The following table describes significant existing pharmaceutical and device relationships and license agreements:

Partner	Drug	Market Segment	Product
Ferring	hGH (4mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® 2 Vision
Ferring	hGH (10 mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® Vision X
Teva	hGH	Growth Retardation (United States)	Needle Free Tjet®
JCR	hGH	Growth Retardation (Japan)	Needle Free Twin-Jector® EZ II
Teva	Undisclosed Product #1	Undisclosed (U.S. and Canada)	Auto Injector Disposable Device
Teva	Undisclosed Product #2	Undisclosed (United States)	Auto Injector Disposable Device
Teva	Undisclosed Product #3	Undisclosed (North America, Europe & others)	Disposable Pen Injector Device
Teva	Undisclosed Product #4	Undisclosed (North America, Europe & others)	Disposable Pen Injector Device
BioSante	Estradiol (Elestrin®) Testosterone (LibiGel®)	Hormone replacement therapy (North America, other countries) Female sexual dysfunction (North America, other countries)	ATD™ Gel ATD™ Gel
Jazz Pharmaceuticals	Ropinirole	Central Nervous System (Worldwide)	ATD™ Gel
Population Council	Nestorone®/Estradiol	Contraception (Worldwide)	ATD™ Gel
Ferring	Undisclosed	Undisclosed (Worldwide)	ATD™ Gel

The table above summarizes agreements under which our partners are selling products, conducting clinical evaluation, and performing development of our products. For competitive reasons, our partners may not divulge their name, the product name or the exact stage of clinical development.

In June 2000, we granted an exclusive license to BioSante to develop and commercialize three of our gel technology products and one patch technology product for use in hormone replacement therapy in North America and other countries. Subsequently, the license for the patch technology product was returned to us in exchange for a fourth gel based product. BioSante paid us $1 million upon execution of the agreement and is also required to make royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to us upon the occurrence of certain events related to regulatory filings and approvals.  In November 2006, BioSante entered into a sublicense and marketing agreement with Bradley Pharmaceuticals, Inc. (“Bradley”) for Elestrin® (formerly Bio-E-Gel).  BioSante received an upfront payment from Bradley which triggered a payment to us of $875,000.  In December 2006, the FDA approved Elestrin® for marketing in the United States triggering payments to us totaling $2.6 million, which were received in 2007.  We also received royalties on sales of Elestrin®.  Bradley was acquired by Nycomed Inc. in February 2008 and returned Elestrin® to BioSante.  In December 2008, Elestrin® was sublicensed to Azur Pharmaceuticals (“Azur”) and subsequently relaunched in 2009.  As a result of the sublicense agreement with Azur, we received payments from BioSante of $462,500 in December 2008.  In addition, we will receive royalties on sales of Elestrin® as well as potential sales-based milestone payments.

In January 2003, we entered into a revised License Agreement with Ferring, under which we licensed certain of our intellectual property and extended the territories available to Ferring for use of certain of our reusable needle-free injection devices to include all countries and territories in the world except Asia/Pacific. Specifically, we granted to Ferring an exclusive, royalty-bearing license, within a prescribed manufacturing territory, to utilize certain of our reusable needle-free injector devices for the field of hGH until the expiration of the last to expire of the patents in any country in the territory. We granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, we granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, royalty-free license in a prescribed territory to use and sell the licensed products under certain circumstances.  In 2007, we amended this agreement providing for non-exclusive rights in Asia along with other changes to financial terms of the agreement.

In 2004, JCR initiated a campaign to broaden its marketing efforts for human growth hormone under a purchase agreement with our needle free injector.

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

In July 2006, we entered into an exclusive License Development and Supply Agreement with Sicor Pharmaceuticals Inc., an affiliate of Teva. Pursuant to the agreement; the affiliate is obligated to purchase all of its delivery device requirements from us for an undisclosed product to be marketed in the United States and Canada. We received an upfront cash payment, and will receive milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of their product.  In December 2008, this agreement was amended to include development work that was outside the scope of the original agreement, resulting in additional payments to us.  In 2009 the agreement was again amended providing for payment of capital equipment and other development work.

In July 2006, we entered into a joint development agreement with the Population Council, an international, non-profit research organization, to develop contraceptive formulation products containing Nestorone®, by using the Population Council’s patented compound and other proprietary information covering the compound, and our transdermal delivery gel technology.  Under the terms of the joint development agreement, we are responsible for research and development activities as they relate to ATD formulation and manufacturing.  The Population Council will be responsible for clinical trial design development and management.  Together, we expect to identify a worldwide or regional commercial development partner as clinical data becomes available.

In September 2006, we entered into a Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us for hGH marketed in the United States. We received an upfront cash payment, and will receive milestone fees and a royalty payment on Teva’s net sales of hGH, as well as a purchase price for each device sold.

In July 2007, we entered into a worldwide product development and license agreement with Jazz for ropinirole which is being developed to treat a CNS disorder that will utilize our transdermal gel delivery technology ATD™.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.

In December 2007, we entered into a license, development and supply agreement with Teva under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.

In November 2009 we entered into a license agreement with Ferring under which we licensed certain of our patents and agreed to transfer know-how for our transdermal gel technology for certain pharmaceutical products.  Under this agreement, we received an upfront payment and will receive milestone payments as certain defined milestones are achieved.

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

Seasonality of Business

We do not believe our business, either device or pharmaceutical, is subject to seasonality.  We are subject to and affected by the business practices of our pharmaceutical/device partners.  Inventory practices of our partners may subject us to product sales fluctuations quarter to quarter or year over year.  Additionally, development revenue we derive from our partners is subject to fluctuation based on the number of programs being conducted by our partners as well as delays or lack of funding for those programs.

Proprietary Rights

When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold numerous patents and numerous additional patent applications pending in the U.S. and other countries.  Our patents have expiration dates ranging from 2015 to 2023. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technology platforms.

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

Government Regulation

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

The process required by the FDA before a new drug (pharmaceutical product) or a new route of administration of a pharmaceutical product may be approved for marketing in the United States generally involves:

▪	pre-clinical laboratory and animal tests;
▪	submission to the FDA of an investigational new drug (“IND”) application, which must be in effect before clinical trials may begin;
▪	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication(s);
▪	FDA compliance inspection and/or clearance of all manufacturers;
▪	submission to the FDA of an NDA; and
▪	FDA review of the NDA or product license application in order to determine, among other things, whether the drug is safe and effective for its intended uses.

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

▪	evaluate preliminarily the efficacy of the product for specific, targeted indications;
▪ ▪	determine dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

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

FDA approval is required before a generic drug equivalent can be marketed. We seek approval for such products by submitting an ANDA to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. “Bioavailability” indicates the extent of absorption of a drug product in the blood stream. “Bioequivalence” indicates that the active drug substance that is the subject of the ANDA submission is equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

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

Our drug products such as Anturol® gel and Nestorone® gel, as well as our products being developed by our partners are subject to the above regulations.  Anturol® and Nestorone® will be subject to the NDA process.  Device combination products developed and currently being developed by our partner Teva are subject to the sNDA, ANDA and 505(b)(2) regulations cited above.

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

In addition to submission when a device is being introduced into the market for the first time, a PMN is also required when the manufacturer makes a change or modification to a previously marketed device that could significantly affect safety or effectiveness, or where there is a major change or modification in the intended use or in the manufacture of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) notification. The Vision™ injection system is a legally marketed device under Section 510(k) of the FD&C Act for insulin. In the future we or our partners may submit additional 510(k) notifications with regard to further device design improvements and uses with additional drug therapies.

If the FDA concludes that any or all of our new injectors must be handled under the new drug provisions of the FD&C Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. Our injectors may be required to be approved as a combination drug/device product under a sNDA for use with previously approved drugs. Under these circumstances, our device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be packaged and sold in combination with a particular drug. Teva, a pharmaceutical partner of ours, filed a sNDA with the FDA for hGH for use with our Tjet® device in July 2008.  The sNDA was approved in June of 2009.  Teva launched the Tjet® device in August of 2009 for use in delivery of Teva’s form of hGH, Tev-Tropin®.

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

We have obtained ISO 13485: 2003 certification, the medical device industry standard for our quality systems. This certification shows that our development and manufacturing comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with compliance with the European Medical Device Directive enables us to affix the CE Mark (a certification indicating that a product has met EU consumer safety, health or environmental requirements) to current products and supply the device with a Declaration of Conformity. Semi-annual audits by our notified body, British Standards Institute, are required to demonstrate continued compliance.

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 15, 2010, we had 19 full-time employees, of whom 17 are in the United States. Of the 19 employees, 10 are primarily involved in research, development and manufacturing activities, two are primarily involved in business development and commercialization, with the remainder engaged in executive and administrative capacities. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

Item 1A.              RISK FACTORS

The following “risk factors” contain important information about us and our business and should be read in their entirety.   Additional risks and uncertainties not known to us or that we now believe to be not material could also impair our business. If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you could lose all of your investment.  In this Section, the terms the “Company,” “we”, “our” and “us” refer to Antares Pharma, Inc.

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever become profitable.

We incurred net losses of $10,290,752 and $12,690,453 in the fiscal years ended 2009 and 2008, respectively.  In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2009 of $130,882,597.  In addition, we expect to report a net loss for the year ending December 31, 2010. The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.  We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations.

In July of 2009, we completed a registered direct offering of our common stock and warrants in which we received aggregate gross proceeds of $8,500,000.  In September of 2009, we received gross proceeds of $3,000,000 from an additional registered direct offering of common stock and warrants.  In September 2009, we used approximately $3,000,000 of the stock sales proceeds to pay down an existing credit facility.  In addition, we received proceeds from warrant and stock option exercises of $105,622 and $1,319,950 in 2009 and 2008, respectively.  If additional capital is needed in the near term to support operations, the current economic and market conditions may make it difficult to raise additional funds through debt or equity financings.

At December 31, 2009 we had cash and cash equivalents of $13,559,088.  Although the combination of our current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties may provide us with sufficient funds to support operations for the next 12 months, we may need to pursue a financing or reduce expenditures as necessary to meet our cash requirements over the next 12 months.  If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire.  If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions, eliminate departments or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	timing of our partners’ development, regulatory and commercialization plans;
•      the demand for our technologies from current and future biotechnology and pharmaceutical partners;
•	our ability to manufacture products efficiently, at the appropriate commercial scale, and with the required quality;
•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;
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
•      our ability to control costs; and
•      general economic conditions.

The failure of any of our third-party licensees to develop, obtain regulatory approvals for, market, distribute and sell our products as planned may result in us not meeting revenue and profit targets.

Pharmaceutical company partners such as Teva help us develop, obtain regulatory approvals for, manufacture and sell our products.  If one or more of these pharmaceutical company partners fail to pursue the development or marketing of the products as planned, our revenues and profits may not reach expectations or may decline.  We may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours.  Therefore, commercialization of products under development may be delayed unexpectedly.  Generally speaking, in the near term, we do not intend to have a direct marketing channel to consumers for our drug delivery products or technologies except through current distributor agreements in the United States for our insulin delivery device.  Therefore, the success of the marketing organizations of our pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies.  Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

Additionally, there is no assurance that regulatory filings by our partners in the U.S. will be deemed sufficient by the FDA, potentially delaying product launches.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

For the year ended December 31, 2009, we derived approximately 39% of our revenue from Ferring and 38% from Teva.  For the year ended December 31, 2008, we derived approximately 60% of our revenue from Ferring and 12% of our revenue from BioSante.   The revenue from Ferring was primarily product sales and royalties.  The revenue from Teva was license and development revenue and product sales.  The revenue from BioSante was primarily milestone based and will likely not be recurring in the near future.

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

We have entered into four license, development and/or supply agreements for five potential products since November of 2005 with Teva or an affiliate of Teva.  To date we have received FDA approval of one of those products, the Tjet® needle-free device for use with hGH.  Teva is currently marketing the Tjet® device to its patients and we expect product sales and royalties from this product into the future.  Although certain upfront and milestone payments have been received for the other programs with Teva, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these other agreements.

In July 2007, we entered into a worldwide product development and license agreement with Jazz. Under the agreement an upfront payment, development milestones, and royalties on product sales are to be paid to us under certain circumstances. The development program conducted by Jazz is currently on hold and we may never receive any compensation other than the upfront payment earned at agreement execution and other development revenue.

In June 2000, we entered into an exclusive agreement to license four applications of our drug-delivery technology to BioSante.  BioSante is using the licensed technology for the development of hormone replacement therapy products that include LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of FSD, and Elestrin® (estradiol gel) for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, and currently marketed in the U.S.  Under the agreement an upfront payment, development milestones and royalties on product sales are to be paid to us.   We also receive a portion of any sublicense fees received by BioSante.

Part of our business model is to be commercially oriented by further developing our own products, and we may not have sufficient resources to fully execute our plan.

We must make choices as to the drugs that we develop on our own.  We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all.  FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated.  Funds required to bring our own products to market may be more than anticipated or may not be available at all.  We have limited experience in development of compounds, regulatory matters and bringing such products to market; therefore, we may experience difficulties in execution of development of internal product candidates.

If we or our third-party manufacturer are unable to supply Ferring with our devices pursuant to our current device license agreement with Ferring, Ferring could own a fully paid up license for certain of our intellectual property.

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

We do not possess the capabilities or facilities to manufacture commercial quantities of Anturol®, which is currently in development for overactive bladder, or any other of our future drug candidates.  We must contract with manufacturers to produce Anturol® according to government regulations.  Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers.  A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us.  Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint.

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for clinical quantities of Anturol® in a manner that meets FDA requirements via reference of their DMF for oxybutynin.  Additionally, we have contracted with Patheon, a manufacturing development company, to supply clinical quantities of Anturol® in a manner that meets FDA requirements.  The FDA has not approved the manufacturing processes of Patheon for Anturol®.  Any failure by Patheon or our supplier of the active ingredient oxybutynin to achieve or maintain compliance with FDA standards could significantly harm our business since we do not currently have approved secondary manufacturers for Anturol® gel or oxybutynin.

If we do not develop and maintain relationships with manufacturers of our device products, then we may be unable to successfully manufacture and sell our device products.

Our device manufacturing for our needle-free device has involved the assembly of products from machined stainless steel and composite components in limited quantities.  Our planned future device business may necessitate changes and additions to our contract manufacturing and assembly process due to the anticipated larger scale of manufacturing in our business plan.  Our devices must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs.  In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment and component supplies, any of which could result in significant delays in production.

We operate under a manufacturing agreement with Minnesota Rubber and Plastics (“MRP”), a contract manufacturing company, who manufactures and assembles our needle-free devices and certain related disposable component parts for our partners Teva, Ferring and JCR.  There can be no assurance that MRP will be able to continue to meet these regulatory requirements or our own quality control standards.  Therefore, there can be no assurance that we will be able to successfully produce and manufacture our products.  Our pharmaceutical partners retain the right to audit the quality systems of our manufacturing partner, and there can be no assurance that MRP will be successful in these audits. Any of these failures would negatively impact our business, financial condition and results of operations.  We will also continue to outsource manufacturing of our future disposable injection products to third parties.  Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done.  Additionally, use of contract manufacturers exposes us to risks in the manufacturers’ business such as their potential inability to perform from a technical, operational or financial standpoint.

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

Our business ultimately depends on patient and physician acceptance of our reusable needle-free injectors, disposable pressure assisted auto injectors, transdermal gels and our other drug delivery technologies as an alternative to more traditional forms of drug delivery, including injections using a needle, orally ingested drugs and more traditional transdermal patch products.  To date, our drug delivery technologies have achieved only limited acceptance from such parties. The degree of acceptance of our drug delivery systems depends on a number of factors.  These factors include, but are not limited to, the following:

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

Because transdermal gels are not a widely understood method of drug delivery, our potential partners and consumers may have little experience with such products. Our assumption of higher value may not be shared by the potential partner and consumer.  To date, transdermal gels have gained successful entry into only a limited number of markets such as the testosterone replacement market.  There can be no assurance that transdermal gels will ever gain market acceptance beyond these markets sufficient to allow us to achieve and/or sustain profitable operations in this product area.

Elestrin®, our transdermal estradiol gel, was launched by BioSante’s marketing partner Bradley in June 2007.  Bradley was acquired by Nycomed in February 2008.  BioSante reacquired Elestrin® from Nycomed and in December 2008 relicensed all manufacturing, distribution and marketing responsibilities of Elestrin® to Azur. The multiple licenses of Elestrin® has had a negative impact on the marketing efforts of Elestrin® and to date, the market penetration of Elestrin® has been low.

We are developing Anturol®, our oxybutynin gel for overactive bladder.  We may seek a pharmaceutical partner to assist in the development and marketing of this potential product.  However, we may be unsuccessful in partnering Anturol® which may delay or affect the timing of the potential product launch due to availability of resources if Anturol® is ultimately approved by the FDA.

As health insurance companies and other third-party payors increasingly challenge the products and services for which they will provide coverage, our individual consumers may not be able to receive adequate reimbursement or may be unable to afford to use our products, which could substantially reduce our revenues and negatively impact our business as a whole.

Our injector device products are currently sold in the European Community and elsewhere for use with human growth hormone and in the United States for use with human growth hormone and insulin.  In the case of human growth hormone, our products are generally provided to users at no cost by the drug supplier.

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

Our Tjet® device was launched in the U.S. in 2009 for use with hGH by Teva.  Although Teva currently provides the device and disposables at no cost to the patient, the amount of health insurance reimbursement of Teva’s hGH, Tev-Tropin®, has a direct impact on the device product sales and royalty due from Teva to us.

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue.

One of our primary business pathways requires us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner companies typically assist us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.  As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.  We are relying on partners such as Teva, Ferring, BioSante and Jazz for future milestone, sales and royalty revenue.  Any or all of these partners may never commercialize a product with our technologies or significant delays in anticipated launches of these products may occur.  Any potential loss of anticipated future revenue could have an adverse affect on our business and the value of your investment.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we may never be able to achieve profitable operations.

Competitors in the overactive bladder, injector device and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs.  Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields.  If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Companies that compete with our technologies include Watson Pharmaceuticals, Ipsomed, Owen Mumford, Elcam, SHL, Bioject Medical Technologies, Inc., Auxillium, Aradigm, Zogenix, Inc., Columbia Laboratories, Inc., NexMed, Inc. and West Pharmaceuticals, along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing.  Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

One of our competitors, Watson Pharmaceuticals, completed a Phase III study of its own oxybutynin gel (Gelnique®) for OAB in January 2008 and in January 2009 Gelnique was approved by the FDA.  Watson’s launch of their oxybutynin gel is well ahead of Anturol’s potential launch which may limit the success of Anturol® in the market, if approved.  Additionally, Watson has greater resources than we do, which may impact our ability to be competitive in the OAB market.

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

We are aware of two related U.S. patents issued to Watson Pharmaceuticals relating to a gel formulation of oxybutynin (Gelnique®).  We believe that we do not infringe these patents and that they should not have been granted.  We may seek to invalidate these patents but there can be no assurance that we will prevail.  If the patents are determined to be valid and if Anturol® is approved, we may be delayed in our marketing of Anturol® or incur significant expenses defending our patent position which may adversely affect the potential market value of Anturol®.

We are aware that one of our partners has been sued for infringement by another party related to a potential product incorporating one of our devices.  We believe the claim has no merit but we have no assurance that our partner will prevail in the suit, which could result in significant litigation cost, product launch delay or ultimately the abandonment of the potential product incorporating our device.

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

We license and distribute our products in the European Community, Asia and the United States. These geographic localities provide economically and politically stable environments in which to operate.  However, in the future, we intend to introduce products through partnerships in other countries. As we expand our geographic market, we will face additional ongoing complexity to our business and may encounter the following additional risks:

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

The global credit markets have experienced significant dislocations and liquidity disruptions.  These circumstances have materially impacted liquidity in the financial markets.  Continued uncertainty in the financial markets may negatively impact our ability to access additional financing, which could negatively affect our ability to fund our current operations as well as our future development and our business could be adversely affected.  A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.

In addition, if we raise additional financing via issuance of securities, such future issuance of our securities may result in substantial dilution to existing stockholders.

We are susceptible to the current conditions of the global economy.  If the conditions do not improve, our business could be adversely affected.

The current uncertainty in global economic conditions have resulted in a substantial slowdown in the global economy that could affect our business and financial performance by reducing the prices that our customers and third party payors may be willing or able to pay for our products.  These conditions may also reduce demand for our products, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects.  In addition, we may experience difficulties in scaling our operations to react to various economic pressures.

Risks Related to Regulatory Matters

We or our licensees may incur significant costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products.

The design, development, testing, manufacturing and marketing of pharmaceutical compounds and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries.  The approval process is generally lengthy, expensive and subject to unanticipated delays.  Currently we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities in other countries and anticipate seeking regulatory approval from the FDA for products developed internally and pursuant to our license agreements.  In the future we, or our partners, may need to seek approval for newly developed products.  Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by our partners or us.

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

We are currently developing Anturol® for the treatment of overactive bladder (OAB). Anturol® is the anticholinergic oxybutynin delivered by our proprietary ATD™ gel that is used to achieve therapeutic blood levels of the active compound that can be sustained over 24 hours after a single, daily application.

In February 2006, we announced the results of our Phase II dose ranging study for our ATD™ oxybutynin gel product Anturol®.  The study was an open label, single period, randomized study using 48 healthy subjects and three different doses of Anturol® over a 20 day period.  Our overall conclusions of the study were positive.  The FDA however, may not concur with our analysis of the data.

In July 2007, we completed a special protocol assessment (“SPA”) with the FDA for a pivotal trial of Anturol®. A SPA documents the FDA's agreement that the design and planned analysis of the trial adequately addresses objectives, in support of a regulatory submission such as a NDA. The completion of the SPA does not ensure success of the trial or that the FDA will ultimately accept the results of the trial and we may never receive FDA approval for Anturol® and without FDA approval, we cannot market or sell Anturol® in the U.S.

In October 2007, we announced the first patient dosing in a pivotal safety and efficacy trial of Anturol® for OAB.  The three arm study will enroll approximately 600 patients for a 12-week clinical trial.  The randomized, double-blind, placebo controlled, multi-center trial will principally evaluate the efficacy of Anturol® when administered topically once daily for 12 weeks.  The primary end point of the trial will be efficacy against the placebo defined as the reduction in the number of urinary incontinence episodes experienced.  Secondary end points include changes from baseline in urinary urgency, average daily urinary frequency, patient perceptions as well as safety and tolerability.  In March of 2010 we announced that enrollment in the Phase III study was complete.  The completion of enrollment of the trial does not ensure success of the trial.  Anturol® may prove to not be efficacious and may not beat placebo or may have undesired side effects not previously experienced.   Additionally, the FDA may require further studies for approval.   Any of these potential outcomes could have a negative impact on the value of our stock price.

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

In December 2008, one of our device partners, Teva, filed an ANDA for their undisclosed product.  The ANDA submission was accepted by the FDA.  Teva is in the process of completing the work required for the submission.  The submission of the ANDA does not ensure that the FDA will approve the filing and without FDA approval we cannot market or sell our injector for use with this drug product in the U.S.

As part of our device regulatory strategy, we have filed two MAFs with the FDA.  These MAFs are reviewed as part of a product application review.  Amendments are made to the MAFs as appropriate either because of design changes, additional test data or in response to questions from the FDA.  The submission of a MAF does not guarantee that the MAF contains all the information required for product approval.

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

Drug delivery systems such as injectors are reviewed by the FDA and may be legally marketed as a medical device or may be evaluated as part of the drug approval process.   Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established the OCP to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  We may seek approval for a product including an injector and a generic pharmaceutical by filing an ANDA claiming bioequivalence and the same labeling as a comparable referenced product or as a filing under Section 505(b)(2) if there is an acceptable reference product.  In reviewing the ANDA filing, the agency may decide that the unique nature of combination products allows them to dispute the claims of bioequivalence and/or same labeling resulting in our re-filing the application under Section 505(b)(2).  If such combination products require filing under Section 505(b)(2) we may incur delays in product approval and may incur additional costs associated with testing including clinical trials.  The result of an approval for a combination product under Section 505(b)(2) may result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies.

If the use of our injection devices require additions to or modifications of the drug labeling regulated by the FDA, the review of this labeling may be undertaken by the FDA’s Office of Surveillance and Epidemiology (OSE).  With the heightened concern surrounding medical errors, the Division of Medication Errors and Technical Support (DMETS) has the responsibility of reviewing all pre-marketing labeling.  Since such labeling can include device instructions for use, DMETS may be involved in evaluating device usage parameters.  These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions.  Such reviews and requirement may extend the time necessary for the approval of drug-device combinations.  Such was the case for the approval of our needle-free device for use with hGH.  The approval process took much more time than contemplated, which resulted in lost revenues.

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

As of March 15, 2010, we have warrants outstanding that are exercisable, at prices ranging from $0.80 per share to $3.78 per share, for an aggregate of approximately 18,300,000 shares of our common stock.  We also have options outstanding that are exercisable, at exercise prices ranging from $0.37 to $4.56 per share, for an aggregate of approximately 8,000,000 shares of our common stock.  Purchasers of our common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of our common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

 Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 15, 2010, our officers and directors beneficially owned an aggregate of approximately 16,300,000 shares (or approximately 19%) of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

We also lease a small amount of office space in Muttenz, Switzerland.  The lease is month-to-month and requires a three month notice prior to termination. We believe the facilities will be sufficient to meet our requirements through the lease period at this location.

Item 3.              LEGAL PROCEEDINGS.

None.

Item 4.              RESERVED.

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

	High	Low
2009:
First Quarter	$0.48	$0.36
Second Quarter	$1.06	$0.40
Third Quarter	$1.21	$0.76
Fourth Quarter	$1.27	$1.07

2008:
First Quarter	$1.08	$0.88
Second Quarter	$1.02	$0.50
Third Quarter	$0.88	$0.65
Fourth Quarter	$0.69	$0.32

Common Shareholders

As of March 15, 2010, we had 112 shareholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends on our common stock during the past ten years. We have no intention of paying cash dividends in the foreseeable future on our common stock.

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the Amex Composite Index and the Amex Biotechnology Stock Index weighted by market value at each measurement point. The graph covers the period beginning December 31, 2004, through December 31, 2009. The graph assumes $100 was invested in each of our Common Stock, the Amex Composite Index and the Amex Biotechnology Stock Index on December 31, 2004 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Antares Pharma, Inc.	$100.00	$114.81	$88.89	$72.59	$27.41	$84.44

Amex Composite Index	100.00	122.64	143.37	168.00	97.43	127.23

Amex Biotechnology Stock Index	100.00	125.11	138.59	144.51	118.91	173.11

Item 6.              SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our consolidated financial statements accompanying this annual report (amounts expressed in thousands, except per share amounts).

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$13,559	$13,096	$9,759	$2,706	$2,718
Short-term investments	-	-	16,301	4,953	-
Working capital	8,307	7,537	21,891	5,979	965
Total assets	19,143	19,911	30,217	11,534	6,166
Long-term liabilities, less current maturities	2,051	5,297	7,295	3,556	3,062
Accumulated deficit	(130,883)	(120,592)	(107,901)	(99,322)	(91,123)
Total stockholders’ equity	8,851	7,243	17,499	5,080	757

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Product sales	$3,506	$3,350	$3,211	$2,195	$1,512
Development revenue	2,607	541	956	594	184
Licensing fees	1,595	1,238	3,231	1,254	374
Royalties	603	532	459	225	155
Revenues	8,311	5,661	7,857	4,268	2,225
Cost of revenues (1)	4,140	2,020	3,442	1,556	1,137

Research and development	7,903	7,866	5,362	3,778	3,677
Sales, marketing and business development	1,051	1,625	1,641	1,350	1,161
General and administrative (2)	4,911	6,348	6,058	5,861	4,839
Operating expenses	13,865	15,839	13,061	10,989	9,677
Operating loss	(9,694)	(12,198)	(8,646)	(8,277)	(8,589)
Net other income (expense)	(597)	(492)	67	177	91
Net loss	(10,291)	(12,690)	(8,579)	(8,100)	(8,498)
Deemed dividend to warrant holder	-	-	-	(99)	-
Preferred stock dividends	-	-	-	-	(50)
Net loss applicable to common shares	$(10,291)	$(12,690)	$(8,579)	$(8,199)	$(8,548)

Net loss per common share (3) (4)	$(0.14)	$(0.19)	$(0.14)	$(0.16)	$(0.21)

Weighted average number of common shares	73,489	67,233	59,605	51,582	41,460

(1)	In 2007 we recorded non-cash impairment of prepaid license discount and related charges of $1,439.
(2)	In 2007 and 2006 we recorded non-cash patent impairment charges of $296 and $139, respectively.
(3)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(4)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this annual report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Forward-Looking Statements in Management’s Discussion and Analysis.”

Forward-Looking Statements in Management’s Discussion and Analysis

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below.  Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	the impact of new accounting pronouncements;

•	our expectations regarding the product development of Anturol®;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	our expectations regarding a net loss for the year ending December 31, 2010;

•	our ability to raise additional financing, reduce expenses or generate funds in light of our current and projected level of operations and general economic conditions.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major customers and partners;

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities and our research and development capabilities;

•	our inability to obtain additional financing, reduce expenses or generate funds when necessary;

•	our inability to attract and retain key personnel;

•	adverse economic and political conditions; and

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers.

In addition, you should refer to the “Risk Factors” section of this Form 10-K report for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Overview

Antares Pharma, Inc. is an emerging pharma company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  Our subcutaneous injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  We currently view pharmaceutical and biotechnology companies as our primary customers.

In the injector area, we have licensed our reusable needle-free injection device for use with hGH to Teva, Ferring and JCR.  In August 2009, we announced that Teva launched its Tjet® injector system, which uses our needle-free device to administer Teva’s Tev-Tropin® brand hGH.  We have also licensed both disposable auto and pen injection devices to Teva for use in undisclosed fields and territories.  In 2009, we received a payment of $4,076,375 from Teva for tooling and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to an undisclosed, fixed, single-dose, disposable injector product using our Vibex™ auto injector platform.  In addition, we continue to support existing customers of our reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors.

In the gel-based area, our lead product candidate, Anturol®, an oxybutynin ATD™ gel for the treatment of OAB, is currently under evaluation in a pivotal Phase 3 trial, for which we expect to file an NDA in 2010.  Spending on this program in 2009 was approximately $5,200,000 and we expect spending in 2010 to be approximately $5,000,000. We also have a partnership with BioSante that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of FSD, and Elestrin® (estradiol gel) for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, and currently marketed in the U.S.

We have operating facilities in the U.S. and Switzerland.  Our U.S. operation manufactures and markets our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems. These operations, including all development and some U.S. administrative activities, are located in Minneapolis, Minnesota.  We also have operations located in Switzerland, which is focused on our transdermal gels and has a number of license agreements with pharmaceutical companies for the application of our drug delivery systems.  Our corporate offices are located in Ewing, New Jersey.

In order to better position ourselves to take advantage of potential growth opportunities and to fund future operations, during 2009 we raised additional capital and took steps to reduce our monthly cash obligations.  In the third quarter of 2009, we raised gross proceeds of $11,500,000 through the sale of shares of our common stock and warrants.  We used approximately $3,000,000 of these proceeds to pay off the remaining balance of our credit facility, eliminating our monthly debt service requirements.  In the fourth quarter of 2009, we reduced our monthly overhead when we entered into an Asset Purchase Agreement with Ferring. Under this agreement, Ferring assumed responsibility for all of our facility and equipment lease obligations in connection with our operations in Switzerland, and the majority of our employees at that location were hired by Ferring effective January 1, 2010.  Subsequent to the Ferring agreement we entered into a month-to-month facility lease agreement at a new Swiss location in a much smaller space at a significantly reduced monthly rate.

We have reported net losses of $10,290,752, $12,690,453 and $8,578,939 in the fiscal years ended 2009, 2008 and 2007, respectively.  We have accumulated aggregate net losses from the inception of business through December 31, 2009 of $130,882,597.   In addition, we expect to report a net loss for the year ending December 31, 2010.   We have not historically generated sufficient revenue to provide the cash needed  to support our operations, and have continued to operate primarily by raising capital and incurring debt.  At December 31, 2009 we had cash and cash equivalents of $13,559,088.  We believe that the combination of our current cash and cash equivalents balance, our recent reductions in our monthly cash outflows, our projected product sales, product development revenue, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months.

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

Revenue Recognition

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. We also enter into license arrangements that are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.  In the third quarter of 2009, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”) with retrospective application to January 1, 2009.  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables.  It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available.  As discussed further in Note 12 to our consolidated financial statements, adoption of this accounting pronouncement in 2009 resulted in the recognition of revenue deferred in prior years of $481,833 and the recognition of costs previously deferred of $615,256 in connection with one of our License, Development and Supply Agreements with Teva that became subject to the new accounting pronouncement after a material modification to the agreement occurred.  As a result of adoption of ASU 2009-13, deferred revenues and deferred costs associated with this agreement with Teva will be recognized as revenues and expenses earlier than would otherwise have occurred.  We also expect revenues and expenses generated in connection with future multiple element arrangements will often be recognized over shorter periods than would have occurred prior to adoption of ASU 2009-13.

We have a number of arrangements that were not affected by adoption of ASU 2009-13, and the accounting for these arrangements will continue under the prior accounting standards unless an arrangement is materially modified, as defined in the new accounting standard.  The prior accounting standards address when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. Our ability or inability to establish objective evidence of fair value for the deliverable portions of the contracts significantly impacted the time period over which revenues are being recognized. For instance, if there was no objective fair value of undelivered elements of a contract, then we were required to treat a multi-deliverable contract as one unit of accounting, resulting in all revenue being deferred and recognized over the entire contract period.

We have deferred significant revenue amounts ($7,362,066 at December 31, 2009) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Due to the requirement to defer significant amounts of revenue and the extended period over which the revenue will be recognized, along with the requirement to recognize certain deferred development costs over an extended period of time, revenue recognized and cost of revenue may be materially different from cash flows.

On an overall basis, our reported revenues can differ significantly from billings and/or accrued billings based on terms in agreements with customers. The table below is presented to help explain the impact of the deferral of revenue on reported revenues, and is not meant to be a substitute for accounting or presentation requirements under U.S. generally accepted accounting principles.

	2009	2008	2007
Product sales	$3,506,510	$3,349,532	$3,211,397
Development fees	5,095,125	1,481,254	912,172
Licensing fees and milestone payments	2,272,047	762,500	3,478,642
Royalties	602,816	314,189	218,042
Billings received and/or accrued per contract terms	11,476,498	5,907,475	7,820,253
Deferred billings received and/or accrued	(6,633,477)	(1,387,380)	(1,068,804)
Deferred revenue recognized	3,468,041	1,140,616	1,195,880
Amortization of prepaid license discount	-	-	(90,333)
Total revenue as reported	$8,311,062	$5,660,711	$7,856,996

Valuation of Long-Lived and Intangible Assets and Goodwill

Long-lived assets, including patent rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset or asset group. This analysis can be very subjective as we rely upon signed distribution or license agreements with variable cash flows to substantiate the recoverability of long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Each year we review patent costs for impairment and identify patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated.  In 2007, we recognized impairment charges of $296,338 in general and administrative expenses, which represented the gross carrying amount, net of accumulated amortization, for the identified patents. No impairment charges were recognized in 2008 or 2009.  The 2007 impairment charge relates to the amendment to the agreement with Eli Lilly and Co. (“Lilly”) discussed further in Note 11 to the consolidated financial statements.  The gross carrying amount and accumulated amortization of patents, which are our only intangible assets subject to amortization, were $1,665,519 and $923,120 at December 31, 2009 and were $1,471,536 and $826,680 at December 31, 2008. The estimated aggregate patent amortization expense for the next five years is $91,000, $66,000, $60,000, $60,000 and $60,000 in 2010, 2011, 2012, 2013 and 2014.

We have $1,095,355 of goodwill recorded as of December 31, 2009 that relates to our Minnesota operations.  We evaluate the carrying amount of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in our stock price. When evaluating whether goodwill is impaired, we compare the fair value of the Minnesota operations to the carrying amount, including goodwill. If the carrying amount of the Minnesota operations exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota operations would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota operations over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our evaluation of goodwill completed during 2009, 2008 and 2007 resulted in no impairment losses.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Revenues

Product sales were $3,506,510, $3,349,532 and $3,211,397 for the years ended December 31, 2009, 2008 and 2007.  Product sales include sales of reusable needle-free injector devices, related parts, disposable components, and repairs. In 2009, 2008 and 2007, revenue from sales of needle-free injector devices totaled $1,291,250, $1,045,296 and $1,027,986.  Sales of disposable components in 2009, 2008 and 2007 totaled $2,131,525, $2,201,076 and $2,100,253.  The 2009 increase in device sales and decrease in sales of disposable components was primarily a result of the combination of first year sales to Teva in connection with Teva’s launch of our Tjet needle-free device with their hGH Tev-Tropin® and a decrease in sales to Ferring.  Device sales to Teva exceeded the decrease in device sales to Ferring, while the decrease in sales of disposable components to Ferring exceeded sales of disposable components to Teva.  Product sales in 2008 compared to 2007 were relatively unchanged, due primarily to Ferring sales being approximately the same each year.  We believe Ferring sales fluctuations from quarter to quarter and the decrease from the prior year are driven mainly by Ferring inventory management practices and we expect product sales to Ferring to normalize in the first quarter of 2010.

Development revenue was $2,606,516, $540,557 and $955,402 for the years ended December 31, 2009, 2008 and 2007.  The increase in 2009 compared to 2008 was primarily due to auto injector development work under a License, Development and Supply agreement with Teva originally signed in July 2006.  In 2009, in connection with an amendment to this License, Development and Supply Agreement, Teva purchased tooling in process from us that had a carrying value of approximately $1,200,000 and paid us in advance for the design, development and purchase of additional tooling and automation equipment.  We received a payment under this amendment in the amount of $4,076,375, all of which was initially recorded as deferred revenue.  Approximately $1,600,000 of the development revenue recognized in 2009 was related to work done under this Teva agreement, as amended.  The balance of the revenue in 2009 of approximately $1,000,000 and the 2008 revenue was attributable primarily to projects related to our proprietary ATD™ gel technology.  The revenue in 2007 was attributable primarily to an agreement related to our oral disintegrating tablet technology, along with recognized revenue in connection with our proprietary ATD™ gel technology.

Licensing revenue was $1,595,220, $1,238,211 and $3,231,305 for the years ended December 31, 2009, 2008 and 2007. Licensing revenue in 2009 included approximately $350,000 recognized that had been previously deferred and represents a portion of payments received from Teva under a License, Development and Supply Agreement for a product utilizing our auto injector technology.  This revenue was recognized as a result of adopting a new revenue recognition accounting standard, as described in Note 12 to the consolidated financial statements.  The licensing revenue in 2009 also included a milestone payment received from Teva in connection with Teva’s launch of our Tjet needle-free device with their hGH Tev-Tropin®.  In addition, in 2009 we recognized licensing revenue of approximately $315,000 in connection with a License Agreement with Ferring executed in November 2009, described in more detail in Note 11 to the consolidated financial statements, which included an upfront payment and milestone payments.  Also in 2009, approximately $338,000 of a previously deferred license fee related to our oral disintegrating tablet technology was recognized after the customer terminated the agreement due to technical challenges with their drug molecule.  The licensing revenue in 2008 and 2007 included $462,500 and $2,625,000, respectively, received under sublicense arrangements related to an existing license agreement with BioSante related to Elestrin® (formerly Bio-E-Gel).  The remaining licensing revenue in each year is primarily due to recognizing portions of previously deferred amounts related to upfront license fees or milestone payments received under various agreements.

Royalty revenue was $602,816, $532,411 and $458,892 for the years ended December 31, 2009, 2008 and 2007.  Nearly all royalty revenue has been related to our reusable needle-free injection device, and has been generated primarily under the license agreement with Ferring described in more detail in Note 11 to the consolidated financial statements.  Royalties from Ferring are earned on device sales and under a provision in the Ferring agreement in which royalties are triggered by the achievement of certain quality standards.  The increase in 2009 compared to 2008 was partially due to an increase in the royalty from Ferring related to the achievement of certain quality standards and partially due to an increase in royalties from BioSante related to Elestrin®.  The increase in 2008 compared to 2007 was primarily related to the increase in the number of injector devices sold to Ferring.

Total revenue was $8,311,062, $5,660,711 and $7,856,996 for the years ended December 31, 2009, 2008 and 2007.  The increase in 2009 compared to 2008 was primarily due to an increase in development revenue related to auto injector development work under a License, Development and Supply agreement with Teva.  The decrease in 2008 compared to 2007 was primarily due to $2,625,000 received in 2007 under a sublicense arrangement related to an existing license agreement with BioSante.

Cost of Revenues and Gross Margins

The costs of product sales are primarily related to reusable injection devices and disposable components. Cost of product sales were $1,813,385, $1,889,317 and $1,768,799 for the years ended December 31, 2009, 2008 and 2007, representing gross margins of 48%, 44% and 45%, respectively.  The gross margin increase in 2009 from 2008 was primarily due to an inventory write-down in 2008, along with a combined impact of other factors including selling price increases, changes in the mix of products sold, and variations in exchange rates between the Euro and the US Dollar which can affect our gross margins realized on a portion of our product sales to Ferring.

The cost of development revenue consists of labor costs, direct external costs and an allocation of certain overhead expenses based on actual costs and time spent in these revenue-generating activities.  Cost of development revenue was $2,326,449, $130,268 and $234,583 for the years ended December 31, 2009, 2008 and 2007. The significant increase in 2009 compared to 2008 and 2007 was due to development costs recognized related to a License, Development and Supply Agreement with Teva for a product utilizing our auto injector technology.   Approximately $615,000 of the development costs in 2009 were previously deferred costs recognized after adoption of the new revenue recognition accounting standard, as described in Note 12 to our consolidated financial statements.  Development costs that were being deferred in connection with the Teva agreement were related to both licensing and development revenue that had been deferred.  An additional $1,300,000 of development costs were recognized in 2009 in connection with revenue recognized related to the Teva agreement.  The remaining development costs in 2009 of approximately $410,000 and the development costs in 2008 were attributable primarily to projects related to our proprietary ATD™ gel technology, while the majority of development costs in 2007 were incurred in connection with an agreement involving our oral disintegrating tablet technology.

Impairment of prepaid license discount of $2,215,596, partially offset by recognizing deferred revenue net of deferred costs, resulted in a net non-cash impairment charge of $1,438,638 in 2007.  As discussed in Note 11 to the consolidated financial statements, we determined it was unlikely that future cash flows from a License Agreement with Lilly would exceed the unamortized prepaid license discount (recorded as contra equity in the stockholders’ equity section of the balance sheet).   In addition, we determined that the carrying amount of related capitalized patent costs of $296,338 was impaired, and was recorded in general and administrative expenses in the 2007 consolidated statement of operations.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development.  While we are typically engaged in research and development activities involving each of our drug delivery platforms, over 75% of the total research and development expenses in each year were generated in connection with projects related to our transdermal gel products.  Research and development expenses were $7,902,486, $7,866,499 and $5,362,291 for the years ended December 31, 2009, 2008 and 2007.  Although the total research and development expense in 2009 increased only slightly compared to 2008, the costs directly associated with the Phase III study of Anturol® increased by approximately $1,400,000 to $5,200,000, while costs associated with certain other projects decreased.  The increase in 2008 compared to 2007 was mainly due to an increase of approximately $1,900,000 in expenses related to the Phase III study of Anturol® and an increase of approximately $450,000 in connection with establishing an internal clinical and regulatory department in early 2008.

Sales, Marketing and Business Development

Sales, marketing and business development expenses were $1,051,030, $1,624,599 and $1,640,875 for the years ended December 31, 2009, 2008 and 2007. The decrease in 2009 is primarily due to reductions in payroll costs associated with headcount reductions.  In 2008, increases in expenses related to marketing research were offset by decreases in legal expenses.

General and Administrative

General and administrative expenses were $4,911,356, $6,347,997 and $6,057,396 for the years ended December 31, 2009, 2008 and 2007.  The decrease in 2009 compared to 2008 and the increase in 2008 compared to 2007 was mainly due to the expense in 2008 associated with a separation agreement with Jack Stover, our former Chief Executive Officer, and the hiring of Paul Wotton who started as Chief Operating Officer in July of 2008 and was appointed Chief Executive Officer in October 2008.  The decrease in 2009 compared to 2008 was also impacted by a decrease in overhead costs and patent related expenses.  The increase in 2008 compared to 2007 due mainly to payroll cost increases was partially offset by a reduction in patent impairment charges from approximately $296,000 in 2007 to zero in 2008.

Other Income (Expense)

Other income (expense), net, was ($597,108), ($492,484) and $66,647 for the years ended December 31, 2009, 2008 and 2007.  In 2009, interest income decreased to $27,270 from $553,061 in 2008, due to a reduction in market interest rates received on invested funds and a lower average cash balance.  Interest expense decreased in 2009 to $633,459 from $1,021,675 in 2008 due primarily to a lower average principal balance of our credit facility in 2009 compared to 2008 and due to the retirement of our credit facility in 2009.  The change to expense in 2008 from income in 2007 was due to a decrease in interest income and an increase in interest expense.  In 2008, interest income decreased to $553,061 from $872,095 in 2007 due primarily to a reduction in market interest rates received on invested funds.  Interest expense increased in 2008 to $1,021,675 from $772,417 in 2007 in connection with notes payable that originated in the first and fourth quarters of 2007 that were outstanding for the full year of 2008.

Liquidity and Capital Resources

We have reported net losses of $10,290,752, $12,690,453 and $8,578,939 in the fiscal years ended 2009, 2008 and 2007.  We have accumulated aggregate net losses from the inception of business through December 31, 2009 of $130,882,597.   In addition, we expect to report a net loss for the year ending December 31, 2010.   We have not historically generated, and do not currently generate, enough revenue to provide the cash needed  to support our operations, and have continued to operate primarily by raising capital and incurring debt.  In our 2008 Annual Report on Form 10-K we disclosed there was uncertainty about our ability to continue as a going concern.  In 2009 we resolved this uncertainty.  In order to better position ourselves to take advantage of potential growth opportunities and to fund future operations, during 2009 we raised additional capital and took steps to reduce our monthly cash obligations.

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

The proceeds from the sale of common stock and warrants in September 2009 were used to pay off the remaining balance of our credit facility, reducing our monthly debt service requirements.  The credit facility had originated in 2007, when we received gross proceeds of $7,500,000 in two tranches of $5,000,000 and $2,500,000 to help fund working capital needs.  The per annum interest rate was 12.7% in the case of the first tranche and 11% in the case of the second tranche.  The maturity date (i) with respect to the first tranche was forty-two months from February 2007 and (ii) with respect to the second tranche was thirty-six months from December 2007.

In the fourth quarter of 2009, we reduced our monthly overhead when we entered into an Asset Purchase Agreement with Ferring. Under this agreement, Ferring assumed responsibility for all of our facility and equipment lease obligations in connection with our operations in Switzerland, and the majority of our employees at that location were hired by Ferring effective January 1, 2010.  Subsequent to the Ferring agreement we entered into a month-to-month facility lease agreement at a new Swiss location in a much smaller space at a significantly reduced monthly rate.

At December 31, 2009 we had cash and cash equivalents of $13,559,088.  We believe that the combination of our current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months.  We do not currently have any bank credit lines.  In the future, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects and sales, marketing and business development activities.  Net cash used in operating activities was $5,099,560, $10,324,412 and $5,394,276 for the years ended December 31, 2009, 2008 and 2007.  Net operating cash outflows were primarily the result of net losses of $10,290,752, $12,690,453 and $8,578,939 in 2009, 2008 and 2007, adjusted by noncash expenses and changes in operating assets and liabilities.

In 2009, the net loss decreased by $2,399,701 to $10,290,752 from $12,690,453 in 2008 primarily as a result of an increase in gross profit of $530,102 and decreases in general and administrative expenses of $1,436,641 and sales marketing and business development expenses of $573,569.

In 2008, the net loss increased by $4,111,514 to $12,690,453 from $8,578,939 in 2007.  This increase was due to a number of factors which consisted primarily of the following:
•	an increase in research and development expenses of approximately $2,500,000 related mainly to the Anturol® Phase III trial;
•
a decrease in gross profit of approximately $800,000 due mainly to a reduction in licensing revenue from BioSante of approximately $2,200,000 which was partially offset by a reduction in cost of revenue of approximately $1,400,000 related to impairment charges recognized in 2007 in connection with the Lilly agreement;

•	an increase in general and administrative expenses of approximately $300,000;
•	a decrease in interest income of approximately $300,000; and
•	an increase in interest expense of approximately $250,000.

Noncash expenses totaled $1,554,876, $1,713,321 and $4,276,731 in 2009, 2008 and 2007.  The decrease in 2009 compared to 2008 was primarily due to reductions in depreciation and amortization of $56,936 and amortization of debt discount and issuance costs of $63,028 and a gain on disposal of equipment, molds, furniture and fixtures of $70,506.  The decrease in 2008 compared to 2007 was mainly due to the impairment charges in 2007 related to the Lilly License Agreement, including the prepaid license discount impairment and amortization charge of $2,305,929 and the patent rights impairment charge of $296,338.

In 2009, the change in operating assets and liabilities generated cash of $3,636,316.  This was mainly the result of payments received from Teva and Ferring under license and development agreements, much of which was recorded as deferred revenue which increased by $3,171,277 in 2009.  Other operating assets and liabilities changed by a net of $465,039, with the most significant change being a decrease in deferred costs of $1,099,072 due mainly to costs recognized in connection with development revenue recognized under a License, Development and Supply Agreement with Teva for a product utilizing our auto injector technology.

In 2008, the change in operating assets and liabilities generated cash of $652,720.  Changes resulting in the generation of cash included increases in accounts payable and deferred revenue and a decrease in prepaid expenses and other current assets.  Accounts payable increased by $1,195,006 primarily due to costs incurred in connection with the Phase III study of Anturol®.  Deferred revenue increased by $554,717 due primarily to payments received and deferred in connection with injector device development projects.  The decrease in prepaid expenses and other current assets was due to a reduction in prepaid expenses related to the Phase III study of Anturol®.   Changes resulting in the use of cash included increases in accounts receivable and other assets.  Accounts receivable increased by $853,964 primarily due to invoices generated in December related to injector device projects.  Deferred costs increased by $740,276 due to costs incurred and deferred related to injector device projects.

In 2007, the change in operating assets and liabilities resulted in a use of cash of $1,092,068.  This was primarily due to a decrease in deferred revenue of $1,061,916, which was mainly the result of eliminating the deferred revenue related to the Lilly agreement.  Other changes included increases in prepaid expenses and other current assets of $452,224 and deferred costs of $340,004, which were partially offset by a decrease in accounts receivable of $379,129 and an increase in accrued expenses and other current liabilities of $441,698.  The increases in prepaid expenses and deferred costs were the result of costs incurred in connection with development projects related mainly to injector devices and Anturol®.  The increase in accrued expenses was primarily due to compensation related accruals such as bonuses, along with accruals for project costs and certain professional fees.

Net Cash Provided by (Used in) Investing Activities

In 2009, cash used in investing activities was $12,584, consisting of additions to patent rights of $176,541, purchases of equipment, molds, furniture and fixtures of $11,043, and net of proceeds from sales of equipment, molds, furniture and fixtures of $175,000.  Investing activities in 2008 and 2007 were comprised primarily of short-term investment purchases and maturities.  All short-term investments were commercial paper or U.S. government agency discount notes that matured within six to twelve months of purchase and were classified as held-to-maturity because we had the positive intent and ability to hold the securities to maturity.   In 2008, as short term investments matured, the proceeds of $16,015,057 were either used to fund operations or were invested in a money market account with an interest rate that equaled or exceeded interest rates available on most short-term investments as market interest rates were decreasing during the year.  In 2007, the use of cash to purchase securities exceeded cash generated from maturities by $11,163,507, due to availability of funds for investment provided primarily by the private placement and the debt financing.  Investing activities in 2008 and 2007 also included additions to patent rights of $177,425 and $145,590 and purchases of equipment, molds, furniture and fixtures of $1,379,344 and $96,575.  The 2008 purchases of equipment, molds, furniture and fixtures were primarily for tooling and production equipment related to commercial injector device deals with Teva.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities totaled $5,606,808, $(808,641) and $23,851,897 for the years ended December 31, 2009, 2008 and 2007.  In 2009, we received net proceeds of $10,527,650 from the sale of common stock and warrants, we made payments on long term debt of $5,026,464 and we received $105,622 from the exercise of warrants and stock options. In 2008, principal payments on long term debt totaled $2,128,591 and proceeds received from the exercise of warrants totaled $1,319,950.  In 2007, we received net proceeds of $14,742,671 from the private placement of common stock in which a total of 10,000,000 shares of common stock were sold at a price of $1.60 per share.  In addition, in 2007 we received proceeds of $2,292,692 from the exercise of warrants and stock options and received proceeds of $7,500,000 from debt financings.  In 2007, cash was used for debt principal payments and debt issuance costs, which totaled $492,745 and $190,721, respectively.

Our contractual cash obligations at December 31, 2009 are associated with operating leases and are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total contractual cash obligations	$334,898	$192,823	$142,075	$-	$-

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Research and Development Programs

During 2009, our research and development activities were primarily related to Anturol® and device development projects.

Anturol®.  We are currently evaluating Anturol® for the treatment of OAB (overactive bladder).  In the fourth quarter of 2007 we initiated a Phase III pivotal trial designed to evaluate the efficacy of Anturol® when administered topically once daily for 12 weeks in patients predominantly with urge incontinence episodes. The randomized, double-blind, parallel, placebo-controlled, multi-center trial is expected to involve 600 patients (200 per arm) using two dose strengths (selected from the Phase II clinical trial) versus a placebo. Enrollment expanded to approximately sixty centers throughout the United States in 2009.  In addition to the Phase III trial, we have incurred significant costs related to Anturol® manufacturing development.  We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical quantities of Anturol® and to develop a commercial manufacturing process for Anturol®.  With Patheon, we have completed limited commercial scale up activities associated with Anturol® manufacturing.  As of December 31, 2009, we have incurred total external costs of approximately $12,900,000 in connection with our Anturol® research and development, of which approximately $5,200,000 was incurred in the year ended December 31, 2009.  We intend to seek a marketing partner to help fund the development of Anturol® and to commercially launch Anturol® if approved by the FDA.  To date, we have not entered into an agreement with a marketing partner.  However, in the third quarter of 2009, we raised gross proceeds of $11,500,000 through the sale of shares of our common stock and warrants.  Because of the additional funding received, we will continue the Anturol® development program and expect total expenses for Anturol® to be approximately $5,000,000 in 2010.  Although the Phase III program for Anturol® will continue, the rate of progress of the program will be determined by the level of expenditures, which may be affected by the timing of engaging a marketing partner.

Device Development Projects.  We are engaged in research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for two undisclosed products and for our pen injector device for two undisclosed products.  Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes.  The auto injectors are in the advanced commercial stage of development.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The disposable pen is in the early stage of development where devices are being evaluated in clinical studies.  Our development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.  As of December 31, 2009, we have incurred total external costs of approximately $4,400,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $900,000 was incurred in the year ended December 31, 2009.  As of December 31, 2009, approximately $3,200,000 of the total costs of $4,400,000 had been deferred, of which approximately $1,800,000 has been recognized as cost of sales and $1,400,000 remains deferred.  This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.  The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2009, but the timing and extent of near-term future development will be dependent on certain decisions made by Teva.  In 2009 we received a payment from Teva in the amount of $4,076,375 in connection with an amendment to a License, Development and Supply Agreement signed in July 2006 related to an undisclosed, fixed, single-dose, disposable injector product using our Vibex™ auto injector platform. Although this payment and certain upfront and milestone payments have been received from Teva, there have been no commercial sales from the auto injector or pen injector programs, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

Other research and development costs.  In addition to the Anturol® project and Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects.  Total other research and development costs were approximately $2,700,000 for the year ended December 31, 2009.

Item 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties.  In March 2007, we amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk.  Most of our sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, we will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2009, 2008 and 2007 was not material.

Typically, our short-term investments are commercial paper or U.S. government agency discount notes that mature within six to twelve months of purchase. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument is expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio.  We had no short-term investments at December 31, 2009.

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

Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/	Paul K. Wotton	/s/	Robert F. Apple
	Dr. Paul K. Wotton		Robert F. Apple
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

	March 23, 2010		March 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As disclosed in notes 2 and 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2009-13, Revenue Arrangements with Multiple Deliverables, in the third quarter of 2009 with retrospective application to January 1, 2009.

/s/ KPMG LLP

Minneapolis, Minnesota
March 23, 2010

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$13,559,088	$13,096,298
Accounts receivable, less allowance for doubtful accounts of $10,000	1,542,272	1,334,648
Inventories	329,553	182,038
Deferred costs	963,053	-
Prepaid expenses and other current assets	155,255	294,818
Total current assets	16,549,221	14,907,802

Equipment, molds, furniture and fixtures, net	317,310	1,788,163
Patent rights, net	742,399	644,856
Goodwill	1,095,355	1,095,355
Deferred costs	408,250	1,292,090
Other assets	30,838	183,139

Total Assets	$19,143,373	$19,911,405

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,882,158	$2,103,493
Accrued expenses and other liabilities	1,048,619	1,382,306
Notes payable and capital leases, net of discount of $0 and $121,762, respectively	-	2,705,070
Deferred revenue	5,311,516	1,179,820
Total current liabilities	8,242,293	7,370,689

Notes payable and capital leases, net of discount of $0 and $32,427, respectively	-	2,239,550
Deferred revenue – long term	2,050,550	3,057,901
Total liabilities	10,292,843	12,668,140

Stockholders’ Equity:
Preferred Stock: $0.01 par; authorized 3,000,000 shares, none outstanding	-	-
Common Stock: $0.01 par; authorized 150,000,000 shares;
81,799,541 and 68,049,666 issued and outstanding at
December 31, 2009 and 2008, respectively	817,995	680,496
Additional paid-in capital	139,614,459	127,926,205
Accumulated deficit	(130,882,597)	(120,591,845)
Accumulated other comprehensive loss	(699,327)	(771,591)
	8,850,530	7,243,265
Total Liabilities and Stockholders’ Equity	$19,143,373	$19,911,405

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Revenue:
Product sales	$3,506,510	$3,349,532	$3,211,397
Development revenue	2,606,516	540,557	955,402
Licensing revenue	1,595,220	1,238,211	3,231,305
Royalties	602,816	532,411	458,892
Total revenue	8,311,062	5,660,711	7,856,996

Cost of revenue:
Cost of product sales	1,813,385	1,889,317	1,768,799
Cost of development revenue	2,326,449	130,268	234,583
Impairment of prepaid license discount and related charges	-	-	1,438,638
Total cost of revenue	4,139,834	2,019,585	3,442,020
Gross profit	4,171,228	3,641,126	4,414,976

Operating expenses:
Research and development	7,902,486	7,866,499	5,362,291
Sales, marketing and business development	1,051,030	1,624,599	1,640,875
General and administrative	4,911,356	6,347,997	6,057,396
	13,864,872	15,839,095	13,060,562

Operating loss	(9,693,644)	(12,197,969)	(8,645,586)

Other income (expense):
Interest income	27,270	553,061	872,095
Interest expense	(633,459)	(1,021,675)	(772,417)
Foreign exchange gains (losses)	(40,861)	17,001	(46,268)
Other, net	49,942	(40,871)	13,237
	(597,108)	(492,484)	66,647

Net loss applicable to common shares	$(10,290,752)	$(12,690,453)	$(8,578,939)

Basic and diluted net loss per common share	$(0.14)	$(0.19)	$(0.14)

Basic and diluted weighted average common shares outstanding	73,488,507	67,232,889	59,604,646

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2007, 2008 and 2009

	Common Stock					Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Prepaid License Discount	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2006	53,319,622	$533,196	$106,792,974	$(2,305,929)	$(99,322,453)	$(617,343)	$5,080,445
Issuance of common stock in private placement	10,000,000	100,000	14,642,671	-	-	-	14,742,671
Issuance of warrants in debt financing	-	-	505,379	-	-	-	505,379
Exercise of warrants and options	2,187,317	21,873	2,270,819	-	-	-	2,292,692
Stock-based compensation	22,727	227	1,218,810	-	-	-	1,219,037
Impairment and amortization of prepaid license discount	-	-	-	2,305,929	-	-	2,305,929
Net loss	-	-	-	-	(8,578,939)	-	(8,578,939)
Translation adjustments	-	-	-	-	-	(67,923)	(67,923)
Comprehensive loss	-	-	-	-	-	-	(8,646,862)
December 31, 2007	62,529,666	655,296	125,430,653	-	(107,901,392)	(685,266)	17,499,291
Exercise of warrants	2,400,000	24,000	1,295,950	-	-	-	1,319,950
Stock-based compensation	120,000	1,200	1,199,602	-	-	-	1,200,802
Net loss	-	-	-	-	(12,690,453)	-	(12,690,453)
Translation adjustments	-	-	-	-	-	(86,325)	(86,325)
Comprehensive loss	-	-	-	-	-	-	(12,776,778)
December 31, 2008	68,049,666	680,496	127,926,205	-	(120,591,845)	(771,591)	7,243,265
Issuance of common stock	13,352,273	133,523	10,394,127	-	-	-	10,527,650
Exercise of warrants and options	152,082	1,521	104,101	-	-	-	105,622
Stock-based compensation	245,520	2,455	1,190,026	-	-	-	1,192,481
Net loss	-	-	-	-	(10,290,752)	-	(10,290,752)
Translation adjustments	-	-	-	-	-	72,264	72,264
Comprehensive loss	-	-	-	-	-	-	(10,218,488)
December 31, 2009	81,799,541	$817,995	$139,614,459	$-	$(130,882,597)	$(699,327)	$8,850,530

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(10,290,752)	$(12,690,453)	$(8,578,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent rights impairment charge	-	-	296,338
Depreciation and amortization	226,384	283,320	251,827
Gain on sale of equipment, molds, furniture and fixtures	(70,506)	-	-
Stock-based compensation expense	1,192,479	1,160,454	1,202,603
Amortization of debt discount and issuance costs	206,519	269,547	220,034
Impairment and amortization of prepaid license discount	-	-	2,305,929
Changes in operating assets and liabilities:
Accounts receivable	(239,440)	(853,964)	379,129
Inventories	(147,515)	(56,629)	(40,630)
Prepaid expenses and other current assets	130,761	659,726	(452,224)
Deferred costs	1,099,072	(740,276)	(340,004)
Other assets	147,734	(562)	(435)
Accounts payable	(201,161)	1,195,006	(17,686)
Accrued expenses and other current liabilities	(324,412)	(105,298)	441,698
Deferred revenue	3,171,277	554,717	(1,061,916)
Net cash used in operating activities	(5,099,560)	(10,324,412)	(5,394,276)

Cash flows from investing activities:
Purchase of short-term investments	-	-	(24,326,544)
Proceeds from maturity of short-term investments	-	16,015,057	13,163,037
Proceeds from sales of equipment, molds, furniture and fixtures	175,000	-	-
Additions to patent rights	(176,541)	(177,425)	(145,590)
Purchases of equipment, molds, furniture and fixtures	(11,043)	(1,379,344)	(96,575)
Net cash provided by (used in) investing activities	(12,584)	14,458,288	(11,405,672)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	10,527,650	-	14,742,671
Proceeds from exercise of warrants and stock options	105,622	1,319,950	2,292,692
Proceeds from notes payable, net of debt issuance costs	-	-	7,309,279
Principal payments on notes payable	(5,026,464)	(2,128,591)	(492,745)
Net cash provided by (used in) financing activities	5,606,808	(808,641)	23,851,897

Effect of exchange rate changes on cash and cash equivalents	(31,874)	12,139	928

Net increase in cash and cash equivalents	462,790	3,337,374	7,052,877
Cash and cash equivalents:
Beginning of year	13,096,298	9,758,924	2,706,047
End of year	$13,559,088	$13,096,298	$9,758,924

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business

Antares Pharma, Inc. (the “Company” or “Antares”) is an emerging pharma company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  The Company's subcutaneous injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  Pharmaceutical and biotechnology companies are viewed as the Company’s primary customers.

In the injector area, the Company has licensed its reusable needle-free injection device for use with human growth hormone to Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”).  In August 2009, the Company announced that Teva launched its Tjet® injector system, which uses the Company’s needle-free device to administer Teva’s Tev-Tropin® brand human growth hormone.  The Company has also licensed both disposable auto and pen injection devices to Teva for use in undisclosed fields and territories.  In 2009, the Company received a payment of $4,076,375 from Teva for tooling and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to an undisclosed, fixed, single-dose, disposable injector product using the Company’s Vibex™ auto injector platform.  In addition, the Company continues to support existing customers of its reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors.

In the gel-based area, the Company’s lead product candidate, Anturol®, an oxybutynin ATD™ gel for the treatment of OAB (overactive bladder), is currently under evaluation in a pivotal Phase 3 trial, for which the Company expects to file an NDA in 2010.  The Company also has a partnership with BioSante Pharmaceuticals, Inc. (“BioSante”) that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of female sexual dysfunction (FSD), and Elestrin® (estradiol gel) for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, and currently marketed in the U.S.

The Company has operating facilities in the U.S. and Switzerland.  The U.S. operation manufactures and markets the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems. These operations, including all development and some U.S. administrative activities, are located in Minneapolis, Minnesota.  The Company also has operations located in Switzerland, which is focused on transdermal gels and has a number of license agreements with pharmaceutical companies for the application of its drug delivery systems.  The Company’s corporate offices are located in Ewing, New Jersey.

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

Foreign Currency Translation

The majority of the foreign subsidiaries revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, the Company has determined that the Swiss Franc is the functional currency for its three foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s three foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity.  Sales to certain customers by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in the statements of operations.

Cash Equivalents

The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company recorded no bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was $10,000 at December 31, 2009, 2008 and 2007.

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

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Certain equipment and furniture held under capital leases is classified in equipment, molds, furniture and fixtures and is amortized using the straight-line method over the lease term or estimated useful life, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.  Depreciation expense was $135,411, $158,864 and $137,085 for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

The Company has $1,095,355 of goodwill recorded as of December 31, 2009 that relates to the Minnesota operations.  The Company evaluates the carrying amount of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the Minnesota reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is impaired, the Company compares the fair value of the Minnesota operations to the carrying amount, including goodwill. If the carrying amount of the Minnesota operations exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota operations would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota operations over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2009, 2008 and 2007 resulted in no impairment losses.

Patent Rights

The Company capitalizes the cost of obtaining patent rights. These capitalized costs are being amortized on a straight-line basis over periods ranging from six to fifteen years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $99,313, $124,455 and $112,383, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets, including patent rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset or asset group. This analysis can be very subjective as the Company relies upon signed distribution or license agreements with variable cash flows to substantiate the recoverability of long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Each year the Company reviews patent costs for impairment and identifies patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated. In 2007 the Company recognized an impairment charge of $296,338 in general and administrative expenses, which represented the gross carrying amount net of accumulated amortization for the identified patents.  No impairment charges were recognized in 2009 or 2008.  The 2007 impairment charge related to the amendment of the agreement with Eli Lilly and Co. (“Lilly”) and is discussed further in Note 11.  The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, were $1,665,519 and $923,120, respectively, at December 31, 2009 and were $1,471,536 and $826,680, respectively, at December 31, 2008. The Company’s estimated aggregate patent amortization expense for the next five years is $91,000, $66,000, $60,000, $60,000 and $60,000 in 2010, 2011, 2012, 2013 and 2014, respectively.

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

Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement.  In the third quarter of 2009, the Company elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”).  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables.  It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available.  As a result of adoption of ASU 2009-13, deferred revenues and deferred costs associated with one License, Development and Supply Agreements with Teva will be recognized as revenues and expenses earlier than would otherwise have occurred.  Revenues and expenses generated in connection with future multiple element arrangements will likely often be recognized over shorter periods than would have occurred prior to adoption of ASU 2009-13.  The impact of adoption of ASU 2009-13 is discussed further in Note 12 to the consolidated financial statements.

The Company has a number of arrangements that were not affected by adoption of ASU 2009-13, and the accounting for these arrangements will continue under the prior accounting standards unless an arrangement is materially modified, as defined in the new accounting standard.  The prior accounting standards address when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. The ability or inability to establish objective evidence of fair value for the deliverable portions of the contracts significantly impacted the time period over which revenues are being recognized. For instance, if there was no objective fair value of undelivered elements of a contract, then a multi-deliverable contract was required to be treated as one unit of accounting, resulting in all revenue being deferred and recognized over the entire contract period.

At December 31, 2009, $7,362,066 of non-refundable cash payments received have been recorded as deferred revenue in cases where the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Stock-Based Compensation

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards.

Stock-based instruments granted to nonemployees are recorded at their fair value on the measurement date, which is typically the vesting date.

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

	Balance at Beginning of Year	Provisions	Claims	Balance at End of Year
2009	$20,000	$13,129	$(13,129)	$20,000
2008	$20,000	$8,496	$(8,496)	$20,000

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to historical net losses of the Company, a valuation allowance is established to offset the net deferred tax asset balance for all years presented.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.

Potentially dilutive securities at December 31, 2009, 2008 and 2007, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	2009	2008	2007
Stock options and warrants	26,635,093	26,268,701	28,723,412

New Accounting Pronouncements

Effective July 1, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The Company began to use the new guidance and reflect the new accounting guidance references when referring to GAAP for the quarterly period ended September 30, 2009, and all subsequent periods. As the guidance was not intended to change or alter existing GAAP, adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations” (formerly SFAS 141R).  This establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination.  ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  Adoption of ASC 805 will apply prospectively to business combinations completed after January 1, 2009.

Effective January 1, 2009, the Company adopted the provisions of ASC 815, “Derivatives and Hedging” that were issued with Emerging Issues Task Force Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  This provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly SFAS 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, ASC 855 was amended by ASU 2010-09 eliminating the requirement to disclose the date through which subsequent events have been evaluated.  The adoption of ASC 855, as amended by ASU 2010-09, did not have an impact on the Company’s consolidated financial statements.

In the third quarter of 2009, the Company elected early adoption of FASB ASU 2009-13, “Revenue Arrangements with Multiple Deliverables.”  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables based on the relative selling price of each deliverable.  It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available.  The impact of adopting this pronouncement is discussed in Note 12 to the consolidated financial statements.

3.	Liquidity

The Company has reported net losses of $10,290,752, $12,690,453 and $8,578,939 in the fiscal years ended 2009, 2008 and 2007, respectively, and the Company has accumulated aggregate net losses from the inception of business through December 31, 2009 of $130,882,597.   In addition, the Company expects to report a net loss for the year ending December 31, 2010.   The Company has not historically generated sufficient revenue to provide the cash needed  to support operations, and has continued to operate primarily by raising capital and incurring debt.  The Company disclosed in its 2008 Annual Report on Form 10-K that there was uncertainty about its ability to continue as a going concern.  In 2009 this uncertainty was resolved.

In order to be in a better position to take advantage of potential growth opportunities and to fund future operations, during 2009 the Company raised additional capital and took steps to reduce its monthly cash obligations.  In the third quarter of 2009, the Company raised gross proceeds of $11,500,000 through the sale of shares of its common stock and warrants.  Approximately $3,000,000 of the proceeds was used to pay off the remaining balance of the Company’s credit facility, eliminating the monthly debt service requirements.  In the fourth quarter of 2009, the Company reduced its monthly overhead when it entered into an Asset Purchase Agreement with Ferring. Under this agreement, Ferring assumed responsibility for all of the Company’s facility and equipment lease obligations in connection with its operations in Switzerland, and the majority of the Company’s employees at that location were hired by Ferring effective January 1, 2010.  Subsequent to the Ferring agreement, the Company entered into a month-to-month facility lease agreement at a new Swiss location in a much smaller space at a significantly reduced monthly rate.

 At December 31, 2009, the Company had cash and cash equivalents of $13,559,088.  The Company believes that the combination of the current cash and cash equivalents balance, the recent reductions in its monthly cash outflows, the projected product sales, product development revenue, license revenues, milestone payments and royalties will provide sufficient funds to support operations for at least the next 12 months.

4.	Composition of Certain Financial Statement Captions

	December 31,	December 31,
	2009	2008
Inventories:
Raw material	$250,718	$103,456
Finished goods	78,835	78,582
	$329,553	$182,038
Equipment, molds, furniture and fixtures:
Furniture, fixtures and office equipment	$713,809	$1,395,209
Production molds and equipment	1,348,701	2,458,692
Molds and tooling in process	105,800	1,395,325
Less accumulated depreciation	(1,851,000)	(3,461,063)
	$317,310	$1,788,163
Patent rights:
Patent rights	$1,665,519	$1,471,536
Less accumulated amortization	(923,120)	(826,680)
	$742,399	$644,856
Accrued expenses and other liabilities:
Accrued employee compensation and benefits	$490,773	$994,810
Other liabilities	557,846	387,496
	$1,048,619	$1,382,306

5.	Notes Payable

In September 2009, the remaining balance of the Company’s credit facility was paid off with the proceeds from the sale of common stock and warrants.  In 2007, the Company received gross proceeds of $7,500,000 in two tranches of $5,000,000 and $2,500,000 under a credit facility to help fund working capital needs.  The per annum interest rate was 12.7% in the case of the first tranche and 11% in the case of the second tranche.  The maturity date (i) with respect to the first tranche was forty-two months from February 2007 and (ii) with respect to the second tranche was thirty-six months from December 2007.

Total interest expense related to the credit facility was $620,304, $996,832 and $756,262 in 2009, 2008 and 2007, respectively, of which $206,519, $269,546 and $221,775 in 2009, 2008 and 2007, respectively, was noncash interest consisting of amortization of debt discount and debt issuance costs.

6.     Leases

The Company has non-cancelable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Minneapolis, MN.  The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment and furniture under various operating leases.  The Company had no equipment under capital leases at December 31, 2009, as these leases were assumed by Ferring in the Asset Purchase Agreement discussed in Note 11 to the consolidated financial statements.  The cost of equipment and furniture under capital leases was $213,386 and $116,923 and accumulated amortization was $54,673 and $15,507 at December 31, 2008 and 2007, respectively.

Rent expense, net, incurred for the years ended December 31, 2009, 2008 and 2007 was $378,425, $395,031 and $353,966, respectively.

Future minimum lease payments under operating leases as of December 31, 2009 are $163,681, $133,580 and $8,496 for the years ended December 31, 2010, 2011 and 2012, respectively.

7.     Income Taxes

The Company incurred losses for both book and tax purposes for all applicable jurisdictions in each of the years in the three-year period ended December 31, 2009, and, accordingly, no income taxes were provided. The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2009. Effective tax rates differ from statutory income tax rates in the years ended December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.3)	(0.4)	(0.6)
Valuation allowance increase	4.6	17.2	11.5
Effect of foreign operations	17.4	16.4	11.9
Expiration of unused net operating loss and credit carryforwards	10.2	1.7	2.8
Nondeductible items	1.9	1.7	5.6
Other	0.2	(2.6)	2.8
	0.0%	0.0%	0.0%

Deferred tax assets as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Net operating loss carryforward – U.S.	$16,060,000	$16,415,000
Net operating loss carryforward – Switzerland	7,261,000	6,547,000
Research and development tax credit carryforward	909,000	919,000
Deferred revenue	785,000	636,000
Depreciation and amortization	119,000	208,000
Stock-based compensation	1,189,000	1,114,000
Other	876,000	641,000
	27,199,000	26,480,000
Less valuation allowance	(27,199,000)	(26,480,000)
	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $27,199,000 and $26,480,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $719,000 and $2,522,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2009, of approximately $43,600,000, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2010 through 2029, with approximately $7,047,000 expiring over the next three years. Additionally, the Company has a research credit carryforward of approximately $909,000. These credits expire in years 2010 through 2029.

The Company also has a Swiss net operating loss carryforward at December 31, 2009, of approximately $53,800,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2010 through 2016, with approximately $19,800,000 expiring over the next three years.

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

The Company adopted the provisions of a FASB accounting standard contained in ASC 740-10 related to accounting for uncertainty in income taxes.  Implementation of this accounting standard had no impact on the consolidated financial statements.  As of both the date of adoption, and as of December 31, 2009, the unrecognized tax benefit accrual was zero.  The Company has decided to classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

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

Warrant and stock option exercises during 2009, 2008 and 2007 resulted in proceeds of $105,622, $1,319,950 and $2,292,692, respectively, and in the issuance of 152,082, 2,400,000 and 2,187,317 shares of common stock, respectively.

Stock Options and Warrants

The Company’s 2008 Equity Compensation Plan (the “Plan”), which became effective on May 14, 2008, merged all active prior stock option and equity incentive plans and this new plan into one plan.  The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of the options range from three to eleven years and they vest in varying periods.  As of December 31, 2009, the Plan had 1,069,694 shares available for grant.  The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below.  Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of December 31, 2009 and the changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2008	8,056,656	1.19
Granted/Issued	1,245,936	0.90
Exercised	(72,082)	0.77
Cancelled	(890,826)	1.38
Outstanding at December 31, 2009	8,339,684	1.13	6.6	2,001,379
Exercisable at December 31, 2009	5,880,573	1.28	5.6	1,091,783

As of December 31, 2009, there was approximately $1,000,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock option expense recognized in 2009, 2008 and 2007 was approximately $973,000, $1,076,000 and $1,146,000, respectively.    In 2009 and 2008, expense included approximately $54,000 and $65,000, respectively, recognized due to modifications of option terms for employees whose employment with the Company ended in those years.  The per share weighted average fair value of options granted during 2009, 2008 and 2007 was estimated as $0.52, $0.40 and $1.14, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2009	2008	2007
Risk-free interest rate	2.2%	2.9%	4.7%
Annualized volatility	72.0%	70.0%	109.0%
Weighted average expected life, in years	5.0	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%

Stock option and warrant activity is summarized as follows:

	Options		Warrants
	Number of	Weighted	Number of	Weighted
	Shares	Average Price	Shares	Average Price
Outstanding at December 31, 2006	4,426,759	1.65	21,272,783	1.35
Granted/Issued	1,307,632	1.42	4,440,000	1.89
Exercised	(35,000)	1.54	(2,430,095)	1.09
Cancelled	(117,000)	2.31	(141,667)	1.10
Outstanding at December 31, 2007	5,582,391	1.58	23,141,021	1.49
Granted/Issued	3,477,023	0.66	-	-
Exercised	-	-	(2,400,000)	0.55
Cancelled	(1,002,758)	1.55	(2,528,976)	1.19
Outstanding at December 31, 2008	8,056,656	1.19	18,212,045	1.65
Granted/Issued	1,245,936	0.90	5,500,909	1.02
Exercised	(72,082)	0.77	(80,000)	1.00
Cancelled	(890,826)	1.38	(5,337,545)	1.27
Outstanding at December 31, 2009	8,339,684	1.13	18,295,409	1.56

The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range at December 31, 2009:

	Outstanding			Exercisable
Price Range	Number of Shares Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Option Plans:
$ 0.37 to 0.53 0.70 to 0.96 1.01 to 1.50 1.51 to 1.77 4.56	2,041,511 1,893,274 2,335,009 1,863,832 206,058 8,339,684	9.0 6.3 6.9 4.5 1.7 6.6	$ 0.49 0.80 1.24 1.64 4.56 1.13	968,526 1,300,440 1,570,301 1,835,248 206,058 5,880,573	$ 0.50 0.79 1.31 1.64 4.56 1.28
Warrants: $ 0.80 to 1.15 1.50 2.00 3.78 Total Options & Warrants	6,140,909 7,354,500 3,800,000 1,000,000 18,295,409 26,635,093	4.3 1.2 2.5 3.5 2.6 3.9	1.00 1.50 2.00 3.78 1.56 1.43	6,140,909 7,354,500 3,800,000 1,000,000 18,295,409 24,175,982	1.00 1.50 2.00 3.78 1.56 1.49

Stock Awards

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to approximately 1,380,000 shares of common stock upon the occurrence of various triggering events.  Of these shares, 135,227, 22,727 and 22,727 were awarded in 2009, 2008 and 2007, respectively.  A total of approximately $133,000, $11,000 and $91,000 in compensation expense was recorded in 2009, 2008 and 2007, respectively, in connection with the shares awarded and others considered probable of achievement.

In 2008, four executive officers received stock awards totaling 180,000 shares of common stock.  The stock awards vest in equal annual installments over a three year period and 60,000 of these shares vested in 2009.  Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date.  The fair value of the stock awards is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.  Expense recognized in connection with these awards was approximately $49,000 and $28,000 in 2009 and 2008, respectively.  The weighted average fair value of the shares granted in 2008 was $0.82 per share.

In 2008, the Company’s former Chief Executive Officer was granted 70,000 shares of common stock in connection with his separation agreement.  The Company recognized $35,000 of expense based on the market price of $0.50 per share of the Company’s common stock on the date of grant.

In addition to the shares granted to executive management, in 2009 and 2008 a total of 50,293 and 27,273 shares of common stock, respectively, were granted to directors and employees as part of annual compensation or bonuses.

9.     Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their annual compensation into the plan up to the IRS annual limits. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. For the years ended December 31, 2009, 2008 and 2007, the Company elected to make contributions to the plan totaling $72,537, $61,180 and $75,553, respectively.

10.  Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2009, 2008 and 2007 was $476,907, $677,456 and $550,642, respectively.

11.   License Agreements

Teva License Development and Supply Agreements

In December 2007, the Company entered into a license, development and supply agreement with Teva under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold are to be received by the Company under certain circumstances.   Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement is considered a single unit of accounting.  Therefore, payments received and development costs incurred will be deferred and will be recognized from the start of manufacturing through the end of the initial contract period.

In September 2006, the Company entered into a Supply Agreement with Teva Pursuant to the agreement, Teva is obligated to purchase all of its needle-free delivery device requirements from Antares for hGH to be marketed in the United States. Antares received an upfront cash payment, and will receive milestone fees and a royalty payment on Teva’s net sales, as well as a purchase price for each device sold.  The upfront payment was recognized as revenue over the development period.  The milestone fees and royalties will be recognized as revenue when earned.  In 2009, the Company received a milestone payment from Teva in connection with Teva’s launch of the Company’s Tjet needle-free device with their hGH Tev-Tropin®.

In July 2006, the Company entered into an exclusive License Development and Supply Agreement with an affiliate of Teva, Sicor Pharmaceuticals Inc.  Pursuant to the agreement, the affiliate is obligated to purchase all of its delivery device requirements from Antares for an undisclosed product to be marketed in the United States and Canada. Antares received an upfront cash payment, and will receive milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of their product.  As discussed in Note 12 to the consolidated financial statements, in the third quarter of 2009 this agreement was amended and the accounting for the revenue and costs under this agreement was changed.

In November 2005, the Company signed an agreement with an affiliate of Teva, Sicor Pharmaceuticals Inc., under which Sicor is obligated to purchase all of its injection delivery device requirements from Antares for an undisclosed product to be marketed in the United States. Sicor also received an option for rights in other territories. The license agreement included, among other things, an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, and royalties on sales of their product.  In addition, pursuant to a Stock Purchase Agreement, Sicor purchased 400,000 shares of Antares common stock at a per share price of $1.25. Antares granted Sicor certain registration rights with respect to the purchased shares of common stock.  Based on an analysis under accounting literature applicable the time of the agreement, the entire arrangement is considered a single unit of accounting.  Therefore, payments received and development costs incurred will be deferred and will be recognized from the start of manufacturing through the end of the initial contract period.

Eli Lilly Development and License Agreement

On September 12, 2003, the Company entered into a Development and License Agreement (the “License Agreement”) with Lilly. Under the License Agreement, the Company granted Lilly an exclusive license to certain of the Company’s reusable needle-free technology in the fields of diabetes and obesity. The Company also granted an option to Lilly to apply the technology in one additional therapeutic area. Additionally, the Company issued to Lilly a ten-year warrant to purchase shares of the Company’s common stock. The Company granted Lilly certain registration rights with respect to the shares of common stock issuable upon exercise of the warrant. At the time of the grant, the Company determined that the fair value of the warrant was $2,943,739 using the Black-Scholes option pricing model. The fair value of the warrant was recorded to additional paid in capital and to prepaid license discount, a contra equity account.

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

Considering the renegotiations with Lilly and drafts of the then pending amendment, the Company evaluated the prepaid license discount related to the original agreement (recorded as contra equity in the stockholders’ equity section of the balance sheet) for potential impairment in connection with the preparation and review of the 2007 consolidated financial statements.  Given that Lilly was no longer committed to development of the Company’s product on the previously agreed upon timeline under the agreement, the Company determined it was unlikely that future cash flows would be received that would exceed the unamortized carrying amount, indicating that the recorded prepaid license discount was impaired.  In addition, the Company determined that capitalized patent costs associated with the agreement had been impaired.  The Company also recognized related deferred revenue and deferred costs related to the agreement.  Accordingly, the Company recorded a net non-cash charge to earnings in the fourth quarter of 2008 totaling $1,629,060, consisting principally of the patent impairment charge of $296,338 and the impairment of prepaid license discount and related charges of $1,438,638.  The patent impairment charge was recorded in general and administrative expense, while the impairment of prepaid license discount and recognition of deferred revenue and deferred costs was recorded in cost of revenue.  The net impact to stockholders’ equity was an increase of approximately $480,000 as a result of the recognition of deferred revenue in excess of deferred costs and patent impairment charges.

Ferring Agreements

On November 6, 2009, the Company entered into an Exclusive License Agreement with Ferring, under which the Company licensed certain of its patents and agreed to transfer know-how for its transdermal gel technology for certain pharmaceutical products.  This agreement has no impact on Antares’ current licenses, the transdermal clinical pipeline, or marketed products, including Anturol®, LibiGel®, Nestorone, and Elestrin®.  Also on November 6, 2009, in tandem with the execution of the Exclusive License Agreement, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ferring.  Pursuant to the terms and conditions of the Purchase Agreement, Ferring purchased from the Company all of the assets, including equipment, fixtures, fittings and inventory, located at the Company’s research and development facility located in Allschwil, Switzerland (the “Facility”).  Further pursuant to the terms and conditions of the Purchase Agreement, Ferring assumed the contractual obligations related to the Facility, including the real property lease for the Facility, and continued to employ the employees working at the Facility.  In addition, the Company entered into a Consultancy Services Agreement with Ferring for a period of 12 months, under which the Company will provide services in connection with development of certain pharmaceutical products under the Exclusive License Agreement.  Under these agreements the Company received upfront license fees, payments for assets and payments for services rendered under the consultancy agreement.  In addition, the Company will receive milestone payments as certain defined milestones are achieved and will continue to receive monthly payments over the term of the consultancy agreement.

Although there are three separate agreements with Ferring, they were all entered into at essentially the same time and therefore are presumed to have been negotiated as a package.  This package of arrangements was evaluated as a single arrangement for purposes of applying the applicable accounting standard.  Payments received under the Exclusive License Agreement will be recognized over the 12 month period of the Consultancy Services Agreement, as this is the period of time the Company will be involved in development.  Milestone payments received in connection with milestones reached after the services agreement has ended will be recognized when the milestone payment is received.  The amount received from Ferring for the assets sold resulted in a gain, which was recorded in other income.

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

In March 2007, the Company amended the agreement increasing the royalty rate and device pricing, included a next generation device and provided for payment principally in U.S. dollars rather than Euros.

BioSante License Agreement

In June 2000, the Company entered into an exclusive agreement to license four applications of its drug-delivery technology to BioSante in the United States, Canada, China, Australia, New Zealand, South Africa, Israel, Mexico, Malaysia and Indonesia (collectively, “the BioSante Territories”). The Company is required to transfer technology know-how to BioSante until each country’s regulatory authorities approve the licensed product. BioSante will use the licensed technology for the development of hormone replacement therapy products. At the signing of the contract, BioSante made an upfront payment to the Company, a portion of which, per the terms of the contract, was used to partially offset a later payment made to the Company as a result of an upfront payment received by BioSante under a sublicense agreement.  The initial upfront payment received by the Company was for the delivery of intellectual property to BioSante.

The Company will receive payments upon the achievement of certain milestones and will receive from BioSante a royalty from the sale of licensed products. The Company will also receive a portion of any sublicense fees received by BioSante.

Under the cumulative deferral method, the Company ratably recognizes revenue related to milestone payments from the date of achievement of the milestone through the estimated date of receipt of final regulatory approval in the BioSante Territory. The Company is recognizing the initial milestone payment in revenue over a 129-month period. All other milestone payments will be recognized ratably on a product-by-product basis from the date the milestone payment is earned and all repayment obligations have been satisfied until the receipt of final regulatory approval in the BioSante Territory for each respective product. It is expected that these milestones will be earned at various dates from January 2010 to December 2011 and will be recognized as revenue over periods of up to 24 months.

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

In August 2001, BioSante entered into an exclusive agreement with Solvay Pharmaceuticals (“Solvay”) in which Solvay has sublicensed from BioSante the U.S. and Canadian rights to an estrogen/progestogen combination transdermal hormone replacement gel product, one of the four drug-delivery products the Company has licensed to BioSante. Under the terms of the license agreement between the Company and BioSante, the Company received a portion of the up front payment made by Solvay to BioSante, net of the portion of the initial up front payment the Company received from BioSante intended to offset sublicense up front payments. The Company is also entitled to a portion of any milestone payments or royalties BioSante receives from Solvay under the sublicense agreement. The Company is recognizing the payment received from BioSante in revenue over an 108-month period. The Company received a milestone payment in 2003 and is recognizing revenue over a period of 91 months. All other milestone payments will be recognized ratably from the date the milestone payment is earned until the receipt of final regulatory approval in the U.S. and Canada.

Jazz License Agreement

In July 2007, we entered into a worldwide product development and license agreement with Jazz Pharmaceuticals (“Jazz”) for a product being developed to treat a CNS disorder that will utilize our transdermal gel delivery technology.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.  The upfront payment is being recognized as revenue over the development period.  The milestone fees and royalties will be recognized as revenue when earned.

Solvay License Agreement

In June 1999, the Company entered into an exclusive agreement to license one application of its gel based drug-delivery technology to Solvay in all countries except the United States, Canada, Japan and Korea (collectively, ‘‘the Solvay Territories’’). The Company is required to transfer technology know-how and to provide developmental assistance to Solvay until each country’s applicable regulatory authorities approve the licensed product. Solvay will reimburse the Company for all technical assistance provided during Solvay’s development. Solvay will use the licensed technology for the development of a hormone replacement therapy gel. The license agreement required Solvay to pay the Company a milestone payment upon signing of the license, milestones upon the start of Phase IIb/III clinical trials, additional milestones upon the first submission by Solvay to regulatory authorities in the Solvay Territories and upon the first completed registration in Germany, France or the United Kingdom. The Company will receive from Solvay a royalty from the sale of licensed products. In 2002, the agreement was amended to change the terms associated with certain milestone payments.  Development work performed by Solvay has been limited due to concerns about certain forms of hormone replacement therapy that have been debated in scientific literature.

Under the cumulative deferral method, the Company ratably recognizes revenue related to milestone payments from the date of achievement of the milestone through the estimated date of completion.

Other License Agreements

In September 2007, we entered into a worldwide product development and license agreement with an undisclosed company for a product in the field of opioid analgesia that utilized our oral disintegrating tablet delivery technology.  Under the agreement, an upfront payment, development milestones, and royalties on product sales were to be received by us under certain circumstances.  The upfront payment was being recognized as revenue over the development period.  In 2009, we recognized revenue of approximately $338,000 representing the unrecognized portion of previously deferred payments received in connection with this agreement after the customer terminated the agreement due to technical challenges with their drug molecule.

12.      Revenue Recognition Change

As discussed in Note 2, the Company elected early adoption of ASU 2009-13.  The Company elected to adopt ASU 2009-13 on a prospective basis, with retrospective application to January 1, 2009.

During the third quarter of 2009, the Company amended the License, Development and Supply Agreement with Teva originally entered into in July of 2006.  Under the terms of the amendment, the Company received a payment of $4,076,375 from Teva for tooling in process that had a carrying value of approximately $1,200,000 and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to an undisclosed, fixed, single-dose, disposable injector product using the Company’s Vibex™ auto injector platform.  The changes to the agreement related to this payment along with various other changes to the original terms resulted in a material modification to the agreement.  Because the agreement was materially modified, the accounting was re-evaluated under ASU 2009-13, and the provisions of ASU 2009-13 were applied as if they were applicable from inception of the agreement.  The re-evaluation resulted in the agreement being separated into three units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized.  Under the new accounting, the original license fee and milestone payments received will be recognized as revenue over the development period, the $4,076,375 payment received will be recognized as revenue as various tools and equipment are completed and delivered, and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned.  The accounting literature applicable at the time of the original agreement required the entire arrangement to be considered a single unit of accounting.  Therefore, the payments received and the development costs incurred were being deferred and would have been recognized from the start of manufacturing through the end of the initial contract period.  The amendment and adoption of ASU 2009-13 resulted in the recognition of revenue previously deferred of $434,111 and the recognition of costs previously deferred of $536,732 recorded on a cumulative catch-up basis in the third quarter of 2009.  For the year ended December 31, 2009, the adoption of ASU 2009-13 resulted in the recognition of revenue previously deferred of $481,833 and the recognition of costs previously deferred of $615,256.  Also, tooling in process of approximately $1,200,000 sold to Teva was reclassified from equipment, molds, furniture and fixtures to deferred costs and will be recognized as cost of sales upon revenue recognition.  Adoption of ASU 2009-13 had no impact on the accounting for any of the Company’s other revenue arrangements containing multiple deliverables.

The tables below show amounts for the four quarterly and the full year periods of 2009 under the following three scenarios:  (i) as reported with adoption of ASU 2009-13 in the third quarter of 2009, (ii) as if ASU 2009-13 had been adopted on January 1, 2009, (iii) as if ASU 2009-13 had not been adopted in 2009.

Amounts as reported with adoption of ASU 2009-13 in the third quarter of 2009:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Development revenue	$680,170	$299,674	$382,788	$1,243,884	$2,606,516
Licensing revenue	425,707	82,379	658,276	428,858	1,595,220
Total revenue	2,026,403	1,661,844	2,041,172	2,581,643	8,311,062
Cost of development
and licensing revenue	267,739	96,711	701,960	1,260,039	2,326,449
Total cost of revenue	711,855	620,642	1,212,194	1,595,143	4,139,834
Gross profit	1,314,548	1,041,202	828,978	986,500	4,171,228
Operating loss	(2,539,742)	(2,061,921)	(2,612,294)	(2,479,687)	(9,693,644)
Net loss	(2,736,707)	(2,253,611)	(2,893,834)	(2,406,600)	(10,290,752)
Basic and diluted net
loss per common share	$(0.04)	$(0.03)	$(0.04)	$(0.03)	$(0.14)

Amounts as if ASU 2009-13 had been adopted on January 1, 2009:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Development revenue	$746,837	$321,896	$293,899	$1,243,884	$2,606,516
Licensing revenue	697,707	107,879	360,776	428,858	1,595,220
Total revenue	2,365,070	1,709,566	1,654,783	2,581,643	8,311,062
Cost of development
and licensing revenue	645,054	175,235	246,121	1,260,039	2,326,449
Total cost of revenue	1,089,170	699,166	756,355	1,595,143	4,139,834
Gross profit	1,275,900	1,010,400	898,428	986,500	4,171,228
Operating loss	(2,578,390)	(2,092,723)	(2,542,844)	(2,479,687)	(9,693,644)
Net loss	(2,775,355)	(2,284,413)	(2,824,384)	(2,406,600)	(10,290,752)
Basic and diluted net
loss per common share	$(0.04)	$(0.03)	$(0.04)	$(0.03)	$(0.14)

Amounts as if ASU 2009-13 had not been adopted in 2009:

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
Development revenue	$680,170	$299,674	$271,677	$1,221,662	$2,473,183
Licensing revenue	425,707	82,379	335,276	403,358	1,246,720
Total revenue	2,026,403	1,661,844	1,607,061	2,533,921	7,829,229
Cost of development
and licensing revenue	267,739	96,711	165,228	1,181,515	1,711,193
Total cost of revenue	711,855	620,642	675,462	1,516,619	3,524,578
Gross profit	1,314,548	1,041,202	931,599	1,017,302	4,304,651
Operating loss	(2,539,742)	(2,061,921)	(2,509,673)	(2,448,885)	(9,560,221)
Net loss	(2,736,707)	(2,253,611)	(2,791,213)	(2,375,798)	(10,157,329)
Basic and diluted net
loss per common share	$(0.04)	$(0.03)	$(0.04)	$(0.03)	$(0.14)

13.      Segment Information and Significant Customers

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has total assets located in two countries as follows:

	December 31,
	2009	2008
Switzerland	$1,759,362	$1,154,987
United States of America	17,384,011	18,756,418
	$19,143,373	$19,911,405

Revenues by customer location are summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007
United States of America	$4,427,822	$1,451,092	$3,576,310
Europe	3,668,941	3,899,115	3,915,031
Other	214,299	310,504	365,655
	$8,311,062	$5,660,711	$7,856,996

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	2009	2008	2007
Ferring	$3,247,758	$3,383,071	$3,080,545
Teva	3,134,830	90,905	181,091
BioSante	206,820	668,853	2,836,016

The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

	2009	2008
Ferring	$1,325,436	$360,035
Teva	121,810	918,948

14.      Quarterly Financial Data (unaudited)

	First	Second	Third (3)	Fourth
2009:
Total revenues (1)	$2,365,070	$1,709,566	$1,654,783	$2,581,643
Gross profit (1)	1,275,900	1,010,400	898,428	986,500
Net loss applicable to common shares (1)	(2,775,355)	(2,284,413)	(2,824,384)	(2,406,600)
Net loss per common share (1) (2)	(0.04)	(0.03)	(0.04)	(0.03)
Weighted average shares	68,049,666	68,101,137	75,870,525	81,755,905

2008:
Total revenues	$1,114,378	$1,390,115	$1,388,582	$1,767,636
Gross profit	662,330	855,406	792,604	1,330,786
Net loss applicable to common shares	(3,497,698)	(3,260,770)	(3,188,834)	(2,743,151)
Net loss per common share (2)	(0.05)	(0.05)	(0.05)	(0.04)
Weighted average shares	65,628,567	67,320,325	67,979,666	67,986,514

(1)
The 2009 quarterly data is shown with retrospective application of ASU 2009-13, “Revenue Arrangements with Multiple Deliverables,” to January 1, 2009, as described in note 12 to the consolidated financial statements.

(2)
Net loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.

(3)
The third quarter 2009 financial results have been revised for an immaterial correction of an error.  The Company adopted ASU 2009-13 in the third quarter and recorded the impact of adoption in the financial results for the three-months ended September 30, 2009.  This accounting standard should have been applied retrospectively to the beginning of the year and the impact of adoption included in the first quarter financial results.  The result of this correction is a decrease to total revenues in the third quarter of $386,389, an increase to gross profit of $69,450, and a decrease to net loss applicable to common shares of $69,450.  This correction did not affect year-to-date total revenues, gross profit and net loss applicable to common shares, and did not affect quarter and year-to-date net loss per common share and weighted average shares.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE.

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

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

The following table provides information for our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	8,339,684	$1.19	1,069,694

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2010 annual meeting, and is incorporated herein by reference.

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

(3) Item 601 Exhibits - see list of Exhibits below

 (b)       Exhibits

     The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (Filed as an exhibit to Schedule 14A on March 18, 2005 and incorporated herein by reference.)
3.2	Certificate of Amendment of Certificate of Incorporation (filed as exhibit 3.1 to Form 8-K on May 19, 2008 and incorporated herein by reference.)
3.3	Bylaws (Filed as an exhibit to Schedule 14A on March 18, 2005 and incorporated herein by reference.)
3.4	Amended and Restated Bylaws of Antares Pharma, Inc. adopted as of May 11, 2007 (Filed as exhibit 3.1 to Form 8-K on May 15, 2007 and incorporated herein by reference.)
4.1	Form of Certificate for Common Stock (Filed as an exhibit to Form S-1/A on August 15, 1996 and incorporated herein by reference.)
4.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
4.3	Warrant Agreement with Eli Lilly and Company dated September 12, 2003 (Filed as exhibit 10.60 to Form 8-K on September 18, 2003 and incorporated herein by reference.)
4.4	Registration Rights Agreement with Eli Lilly and Company dated September 12, 2003 (Filed as exhibit 10.61 to Form 8-K on September 18, 2003 and incorporated herein by reference.)
4.5	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.55 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.6	Form of Common Stock and Warrant Purchase Agreement, dated February 27, 2006 (Filed as exhibit 10.57 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.7	Form of Investors Rights Agreement, dated March 2, 2006 (Filed as exhibit 10.58 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.8	Form of Common Stock Purchase Warrant, dated March 2, 2006 (Filed as exhibit 10.59 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.9	Form of Common Stock Purchase Warrant and Related Schedule of Holders and Other Terms (Filed as exhibit 4.7 to Form S-3/A Registration Statement on May 16, 2006 and incorporated herein by reference.)
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

4.14	Form of Investor Rights Agreement (Filed as exhibit 4.2 to Form 8-K on July 2, 2007 and incorporated herein by reference.)
4.15	Form of Warrant (Filed as exhibit 4.3 to Form 8-K on July 2, 2007 and incorporated herein by reference.)
4.16	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on July 24, 2009 and incorporated herein by reference).
4.17	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on September 18, 2009 and incorporated herein by reference).
4.18	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.2 to Form 8-K filed on July 24, 2009 and incorporated herein by reference).
4.19	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.1 to Form 8-K filed on September 18, 2009 and incorporated herein by reference).
10.0
Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (Filed as an exhibit to Schedule 14A on December 28, 2000 and incorporated herein by reference.)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (Filed as exhibit 10.1 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
10.2*	Agreement with Becton Dickinson dated January 1, 1999 (Filed as exhibit 10.24 to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
10.3*	License Agreement with Solvay Pharmaceuticals BV, dated June 9, 1999 (Filed as exhibit 10.33 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)
10.4*	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000 (Filed as exhibit 10.34 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)
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

10.15*	Development Supply Agreement, dated June 22, 2005 (Filed as exhibit 10.69 to Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10.16*
License Development and Supply Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.54 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.17+
Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (Filed as exhibit 10.1 to Form 8-K on February 14, 2006 and incorporated herein by reference.)

10.18+
Amendment to Senior Management Agreement with Robert F. Apple, dated November 12, 2008. (Filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.19+ 10.20+
Employment agreement with Peter Sadowski, Ph.D., dated October 13, 2006 (Filed as exhibit 10.1 to Form 8-K on October 16, 2006 and incorporated herein by reference.)
Amendment to Employment Agreement with Peter Sadowski, Ph. D., dated November 12, 2008 (Filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.21+ 10.22 10.23+ 10.24
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

10.25	Antares Pharma, Inc. 2008 Equity Compensation Plan (Filed as exhibit 10.1 to Form 8-K on May 19, 2008 and incorporated herein by reference.)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Section 302 CEO Certification
31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

*	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Ewing, State of New Jersey, on March 23, 2010

ANTARES PHARMA, INC.

/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 23, 2010.

Signature	Title
/s/Paul K. Wotton	President and Chief Executive Officer, Director
Dr. Paul K. Wotton	(Principal Executive Officer)

/s/Robert F. Apple	Executive Vice President and Chief Financial Officer
Robert F. Apple	(Principal Financial and Accounting Officer)

/s/Leonard S. Jacob	Director, Chairman of the Board
Dr. Leonard S. Jacob

/s/Thomas J. Garrity	Director
Thomas J. Garrity

/s/Jacques Gonella	Director
Dr. Jacques Gonella

/s/Anton G. Gueth	Director
Anton G. Gueth

/s/Rajesh Shrotriya	Director
Dr. Rajesh Shrotriya

/s/Eamonn P. Hobbs	Director
Eamonn P. Hobbs