Form 10-Q
period 2010-03-31
ANTARES PHARMA, INC.
filed 2010-05-14
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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
Yes [  ]   No   ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 7, 2010 was 82,962,851.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,545,964	$13,559,088
Accounts receivable	1,719,261	1,542,272
Inventories	312,540	329,553
Deferred costs	848,487	963,053
Prepaid expenses and other current assets	131,155	155,255
Total current assets	14,557,407	16,549,221

Equipment, molds, furniture and fixtures, net	308,288	317,310
Patent rights, net	730,678	742,399
Goodwill	1,095,355	1,095,355
Deferred costs	408,250	408,250
Other assets	30,756	30,838
Total Assets	$17,130,734	$19,143,373

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,008,304	$1,882,158
Accrued expenses and other liabilities	953,568	1,048,619
Deferred revenue	4,167,643	5,311,516
Total current liabilities	7,129,515	8,242,293

Deferred revenue – long term	1,996,154	2,050,550
Total liabilities	9,125,669	10,292,843

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	-	-
Common Stock: $0.01 par; authorized 150,000,000 shares;
82,392,768 and 81,799,541 issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	823,928	817,995
Additional paid-in capital	140,353,961	139,614,459
Accumulated deficit	(132,491,540)	(130,882,597)
Accumulated other comprehensive loss	(681,284)	(699,327)
	8,005,065	8,850,530
Total Liabilities and Stockholders’ Equity	$17,130,734	$19,143,373

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Revenue:
Product sales	$1,326,052	$823,751
Development revenue	805,247	746,837
Licensing revenue	836,073	697,707
Royalties	396,714	96,775
Total revenue	3,364,086	2,365,070

Cost of revenue:
Cost of product sales	656,460	444,116
Cost of development revenue	658,519	645,054
Total cost of revenue	1,314,979	1,089,170
Gross profit	2,049,107	1,275,900

Operating expenses:
Research and development	2,085,825	2,206,759
Sales, marketing and business development	330,521	335,517
General and administrative	1,217,632	1,312,014
	3,633,978	3,854,290

Operating loss	(1,584,871)	(2,578,390)

Other income (expense):
Interest income	1,190	18,637
Interest expense	(1,296)	(195,233)
Foreign exchange losses	(25,310)	(6,952)
Other, net	1,344	(13,417)
	(24,072)	(196,965)

Net loss	$(1,608,943)	$(2,775,355)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	82,265,477	68,049,666

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,608,943)	$(2,775,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,238	56,884
Stock-based compensation expense	332,617	262,772
Amortization of debt discount and issuance costs	-	51,705
Changes in operating assets and liabilities:
Accounts receivable	(202,438)	561,977
Inventories	17,013	4,840
Prepaid expenses and other current assets	21,224	(32,905)
Deferred costs	114,566	342,229
Other assets	(7)	(16)
Accounts payable	140,963	507,918
Accrued expenses and other current liabilities	(90,666)	(236,456)
Deferred revenue	(1,151,766)	(996,732)
Net cash used in operating activities	(2,383,199)	(2,253,139)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(11,277)	(1,081)
Additions to patent rights	(22,743)	(30,533)
Net cash used in investing activities	(34,020)	(31,614)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	412,817	-
Principal payments on long-term debt	-	(620,497)
Net cash provided by (used in) financing activities	412,817	(620,497)

Effect of exchange rate changes on cash and cash equivalents	(8,722)	(15,727)

Net decrease in cash and cash equivalents	(2,013,124)	(2,920,977)
Cash and cash equivalents:
Beginning of period	13,559,088	13,096,298
End of period	$11,545,964	$10,175,321

See accompanying notes to consolidated financial statements

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            Description of Business

Antares Pharma, Inc. (the “Company” or “Antares”) is an emerging pharma company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products. The Company's injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  Pharmaceutical and biotechnology companies are viewed as the Company's primary customers.

In the injector area, the Company has licensed its reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”).  In August 2009, the Company announced that Teva launched its Tjet® injector system, which uses the Company’s needle-free device to administer Teva’s Tev-Tropin® brand hGH.  The Company has also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories.  In 2009, the Company received a payment of $4,076,375 from Teva for tooling and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to a fixed, single-dose, disposable injector product containing epinephrine using the Company’s Vibex™ auto injector platform.  In addition, the Company continues to support existing customers of its reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors.

In the gel-based area, the Company’s lead product candidate, Anturol®, an oxybutynin ATD™ gel for the treatment of overactive bladder (“OAB”), is currently under evaluation in a pivotal Phase 3 trial, for which the Company expects to file a New Drug Application (“NDA”) in 2010.  The Company also has a partnership with BioSante Pharmaceuticals, Inc. (“BioSante”) that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of female sexual dysfunction (“FSD”), and Elestrin® (estradiol gel) currently marketed in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

The Company has operating facilities in the U.S. and Switzerland.  The U.S. operation manufactures and markets the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems. These operations, including all development and some U.S. administrative activities, are located in Minneapolis, Minnesota.  The Company’s Pharma division is located both in the U.S. and in Muttenz, Switzerland, where pharmaceutical products are developed utilizing the Company’s transdermal systems.  The Company’s corporate offices are located in Ewing, New Jersey.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United State of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United

States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three-month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

3.            Stockholders’ Equity

Common Stock

Stock option exercises in the first three months of 2010 resulted in proceeds of $412,817 and in the issuance of 570,500 shares of common stock.

Stock Options and Warrants

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees.  Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant.  The term of the options range from three to eleven years and they vest in varying periods.  As of March 31, 2010, the Plan had 712,399 shares available for grant.  The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below.  Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of March 31, 2010, and the changes during the three-month period then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2009	8,339,684	1.13
Granted	200,000	1.30
Exercised	(570,500)	0.72
Cancelled	(36,200)	1.56
Outstanding at March 31, 2010	7,932,984	1.16	6.7	2,844,000
Exercisable at March 31, 2010	5,679,674	1.30	5.8	1,608,000

During the first three months of 2010 and 2009 the Company granted options to purchase a total of 200,000 and 50,000 shares of its common stock, respectively.  The options were granted at exercise prices of $1.30 and $0.48 in 2010 and 2009, respectively, which equaled the fair value of the Company’s common stock on the dates of the grants.

Total recognized compensation expense for stock options was approximately $274,000 and $243,000 for the first three months of 2010 and 2009, respectively.  As of March 31, 2010, there was approximately $914,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first three months of 2010 and 2009 were estimated as $0.70 and $0.31 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2010	2009
Risk-free interest rate	2.5%	1.6%
Annualized volatility	61.0%	82.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

Warrants to purchase a total of 18,295,409 shares of common stock were outstanding at March 31, 2010.  The weighted average exercise price of the warrants was $1.56.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2010 and 2009 was $1.44 and $1.58, respectively.

Stock Awards

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to approximately 1,530,000 shares of common stock upon the occurrence of various triggering events.  Of these shares, 22,727 were awarded in the first quarter of 2010 and 180,681 were awarded prior to 2010.  A total of approximately $2,100 of compensation expense was recorded in the first quarter of 2010 in connection with awards considered probable of achievement.

A total of 435,768 shares of common stock have been granted as stock awards to members of management, of which 170,768 were granted in the first quarter of 2010.  The majority of the stock awards vest over a three year period, although 25,000 shares granted in the first quarter of 2010 vested immediately.  A total of 265,769 of the shares granted are unvested as of March 31, 2010.  Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date.  The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.  Expense recognized in connection with these awards was approximately $52,000 and $12,000 in the first quarters of 2010 and 2009, respectively.  The weighted average fair value of the shares granted in 2010 was $1.30 per share.

4.           Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and warrants excluded from dilutive loss per share because of their effect was anti-dilutive totaled 26,228,393 and 21,060,966 at March 31, 2010 and 2009, respectively.  The table below discloses the basic and diluted loss per common share.

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,608,943)	$(2,775,355)
Basic and diluted weighted average common shares outstanding	82,265,477	68,049,666
Basic and diluted net loss per common share	$(0.02)	$(0.04)

5.           Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has total assets located in two countries as follows:

	March 31, 2010	December 31, 2009
Switzerland	$1,482,814	$1,759,362
United States of America	15,647,920	17,384,011
	$17,130,734	$19,143,373

Revenues by customer location are summarized as follows:

	For the Three Months Ended March 31,
	2010	2009
United States of America	$1,700,175	$1,123,421
Europe	1,546,934	1,182,735
Other	116,977	58,914
	$3,364,086	$2,365,070

Significant customers comprising 10% or more of total revenue are as follows:

	For the Three Months Ended March 31,
	2010	2009
Ferring	$1,526,937	$824,842
Teva	1,328,038	592,316
Population Council	-	393,242
Undisclosed	-	338,220

6.           Comprehensive Loss

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,608,943)	$(2,775,355)
Change in cumulative translation adjustment	18,043	73,723
Comprehensive loss	$(1,590,900)	$(2,701,632)

7.           Revenue Recognition Change

In the third quarter of 2009, the Company elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”).  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables.  It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available.  As a result of adoption of ASU 2009-13, deferred revenues and deferred costs associated with one License, Development and Supply Agreement with Teva will be recognized as revenues and expenses earlier than would otherwise have occurred.  Adoption of ASU 2009-13 had no impact on the accounting for any of the Company’s other revenue arrangements containing multiple deliverables.  Revenues and expenses generated in connection with future multiple element arrangements will likely often be recognized over shorter periods than would have occurred prior to adoption of ASU 2009-13.

The Company elected to adopt ASU 2009-13 on a prospective basis, with retrospective application to January 1, 2009.  Because ASU 2009-13 was adopted in the third quarter of 2009, the amounts reported in the first and second quarters of 2009 are required to be adjusted and reported as if adoption occurred on January 1, 2009.

The table below reconciles the first quarter 2009 amounts as previously reported to the amounts as reported in the consolidated statement of operations after applying adjustments reflecting adoption of ASU 2009-13 on a prospective basis with retrospective application to January 1, 2009.

	Three Months Ended March 31, 2009
	As Previously	Adoption	As Reported
	Reported	Adjustments	After Adoption
Development revenue	$680,170	$66,667	$746,837
Licensing revenue	425,707	272,000	697,707
Total revenue	2,026,403	338,667	2,365,070
Cost of development and licensing revenue	267,739	377,315	645,054
Total cost of revenue	711,855	377,315	1,089,170
Gross profit	1,314,548	(38,648)	1,275,900
Operating loss	(2,539,742)	(38,648)	(2,578,390)
Net loss	(2,736,707)	(38,648)	(2,775,355)
Basic and diluted net loss per common share	$(0.04)		$(0.04)

8.           New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method (Topic 605), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  This ASU is effective for the Company on January 1, 2011.  The Company is currently evaluating the impact, if any, ASU 2010-17 will have on the Company’s consolidated financial statements.

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

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Overview

Antares Pharma, Inc. is an emerging pharma company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  Our injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  We currently view pharmaceutical and biotechnology companies as our primary customers.

In the injector area, we have licensed our reusable needle-free injection device for use with hGH to Teva, Ferring and JCR.  In August 2009, we announced that Teva launched its Tjet® injector system, which uses our needle-free device to administer Teva’s Tev-Tropin® brand hGH.  We have also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories.  In 2009, we received a payment of $4,076,375 from Teva for tooling and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to a fixed, single-dose, disposable injector product containing epinephrine using our Vibex™ auto injector platform.  In addition, we continue to support existing customers of our reusable needle-free devices for the home or alternate site administration of insulin in the U.S. market through distributors.

In the gel-based area, our lead product candidate, Anturol®, an oxybutynin ATD™ gel for the treatment of OAB, is currently under evaluation in a pivotal Phase 3 trial, for which we expect to file an NDA in 2010.  Spending on this program in the first quarter of 2010 was approximately $1,300,000, and we expect spending in 2010 to be approximately $5,000,000. We also have a partnership with BioSante that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of FSD, and Elestrin® (estradiol gel) currently marketed in the U.S for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

We have operating facilities in the U.S. and Switzerland.  Our U.S. operation manufactures and markets our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems. These operations, including all development and some U.S. administrative activities, are located in Minneapolis, Minnesota.  Our Pharma division is located both in the U.S. and in Muttenz, Switzerland, where pharmaceutical products are developed utilizing our transdermal systems.  Our corporate offices are located in Ewing, New Jersey.

We incurred a net loss of $1,608,943 for the three-month period ended March 31, 2010 and we expect to report a net loss for the year ending December 31, 2010.  We have not historically generated sufficient revenue to provide the cash needed  to support our operations, and have continued to operate primarily by raising capital and incurring debt.  In order to better position ourselves to take advantage of potential growth opportunities and to fund future operations, during 2009 we raised additional capital and took steps to reduce our monthly cash obligations.  We believe that the combination of our current cash and cash equivalents balance, our recent reductions in our monthly cash outflows, our projected product sales, product development revenue, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues

Total revenue for the three months ended March 31, 2010 increased to $3,364,086 from $2,365,070 in the same period of the prior year.  Product revenue increased to $1,326,052 in the first quarter of 2010 from $823,751 in the first quarter of 2009 primarily due to sales of Tjet® needle-free injector devices and disposable components to Teva following Teva’s August 2009 launch of our needle-free device with their hGH Tev-Tropin®, along with an increase in sales to Ferring.  Development revenue increased to $805,247 in the first quarter of 2010 from $746,837 in the first quarter of 2009 primarily due to auto injector development work under a 2009 amendment to a License, Development and Supply Agreement with Teva that originated in 2006.  The 2010 development revenue is primarily recognition of a portion of the payment received under the amendment in 2009 of $4,076,375, all of which was originally deferred.  Licensing revenue increased in the first quarter of 2010 to $836,073 from $697,707 in the prior year, primarily due to recognition of revenue deferred in 2009 under an Exclusive License Agreement with Ferring, in addition to milestone payments received in connection with an existing License Agreement with BioSante.  Royalty revenue increased in the first quarter to $396,714 in 2010 from $96,775 in 2009 primarily due to royalties received from Teva in connection with sales of their hGH Tev-Tropin®.

Cost of Revenues and Gross Margins

The cost of product sales are related to our reusable needle free injector devices and disposable components.  For the three-month period ended March 31, 2010, cost of product sales was $656,460 compared to $444,116 for the same period of the prior year.  Gross margins were 50% and 46% in three-month periods ended March 31, 2010 and 2009, respectively.  The gross margin increase was primarily due to a higher volume of product sales absorbing a relatively unchanged level of fixed overhead expenses.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred, along with labor costs and an allocation of certain overhead expenses based on actual costs and time spent related to revenue generating development arrangements. Cost of development revenue was $658,519 and $645,054 for the first quarters of 2010 and 2009, respectively.  The increase in 2010 compared to 2009 was primarily due to an increase in development costs recognized related to a License, Development and Supply Agreement with Teva for a product utilizing our auto injector technology.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development.  While we are typically engaged in research and development activities involving each of our drug delivery programs, over 75% of our total research and development expenses in each year were generated in connection with projects related to transdermal gel products, primarily Anturol®.  Research and development expenses were $2,085,825 and $2,206,759 in the three-month periods ended March 31, 2010 and 2009, respectively.  The decrease in the first quarter of 2010 compared to the prior year was due primarily to a slight decrease in expenses related to the Phase III study of Anturol®.  Expenses incurred related to research and development activities in Switzerland decreased in the first quarter of 2010 compared to 2009 as a result of the transaction with Ferring at the end of 2009.  However, there was minimal change in the amount of reported research and development expenses  in 2010 compared to 2009 because a portion of the expenses incurred in the first quarter of 2009 were directly related to development revenue and were therefore recorded as cost of development revenue, reducing the amount recorded as research and development expense.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $330,521 and $335,517 for the three-month periods ended March 31, 2010 and 2009, respectively.  Decreases in expenses in 2010 compared to 2009 related to the operations in Switzerland and decreases in consulting fees were offset by increases in payroll and travel expenses due to the addition of a senior level business development employee in January of this year.

General and Administrative

General and administrative expenses totaled $1,217,632 and $1,312,014 in the three-month periods ended March 31, 2010 and 2009, respectively.  General and administrative expenses associated with the operations in Switzerland decreased significantly as a result of the transaction with Ferring at the end of 2009.  These decreases were partially offset by increases in noncash stock compensation expenses and other payroll expenses.

Other Income (Expense)

Other expense was $24,072 and $196,965 in the three-month periods ended March 31, 2010 and 2009, respectively. The decrease in expense resulted primarily from a decrease in interest expense of $193,937 due to the retirement of our credit facility in the third quarter of 2009.

Liquidity and Capital Resources

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

In the fourth quarter of 2009, we reduced our monthly overhead when we entered into an Asset Purchase Agreement with Ferring. Under this agreement, Ferring assumed responsibility for all of our facility and equipment lease obligations in connection with our operations in Switzerland, and the majority of our employees at that location were hired by Ferring effective January 1, 2010.  Subsequent to the Ferring agreement we entered into a month-to-month office lease agreement at a new Swiss location in a much smaller space at a significantly reduced monthly rate.

In the first quarter of 2010, we received proceeds of $412,817 in connection with exercises of options to purchase shares of our common stock, which resulted in the issuance of 570,500 shares of our common stock.

At March 31, 2010, we had cash and cash equivalents of $11,545,964.  We believe that the combination of our current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months.  We do not currently have any bank credit lines.  In the future, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,383,199 and $2,253,139 for the three-month periods ended March 31, 2010 and 2009, respectively.  The decrease in the loss of $1,166,412 to $1,608,943 for the first quarter of 2010 from $2,772,355 for the first quarter of 2009 was offset by significant differences in changes in operating assets and liabilities, particularly accounts receivable and accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $34,020 in the first three months of 2010 compared to $31,614 in the first three months of 2009.  Cash used for purchases of equipment, molds, furniture and fixtures was $11,277 in 2010 compared to $1,081 in 2009 and additions to patent rights was $22,743 in 2010 compared to $30,533 in 2009.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first three months of 2010 was $412,817 from the exercise of stock options and net cash used in financing activities in the first three months of 2009 was $620,497 due to principal payments on long-term debt.

Research and Development Programs

Our current research and development activities are primarily related to Anturol® and device development projects.

Anturol®.  We are currently evaluating Anturol® for the treatment of OAB.  In the fourth quarter of 2007 we initiated a Phase III pivotal trial designed to evaluate the efficacy of Anturol® when administered topically once daily for 12 weeks in patients predominantly with urge incontinence episodes. The randomized, double-blind, parallel, placebo-controlled, multi-center trial is expected to involve 600 patients (200 per arm) using two dose strengths (selected from the Phase II clinical trial) versus a placebo. Enrollment expanded to approximately sixty centers throughout the United States in 2009.  In addition to the Phase III trial, we have incurred significant costs related to Anturol® manufacturing development.  We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical quantities of Anturol® and to develop a commercial manufacturing process for Anturol®.  With Patheon, we have completed limited commercial scale up activities associated with Anturol® manufacturing.  As of March 31, 2010, we have incurred total external costs of approximately $14,200,000 in connection with our Anturol® research and development, of which approximately $1,300,000 was incurred in the first quarter of 2010.  We intend to seek a marketing partner to help fund the development of Anturol® and to commercially launch Anturol® if approved by the U.S. Food and Drug Administration.  To date, we have not entered into an agreement with a marketing partner.  However, in the third quarter of 2009, we raised gross proceeds of $11,500,000 through the sale of shares of our common stock and warrants.  Because of the additional funding received, we are continuing the Anturol® development program and expect total expenses for Anturol® to be approximately $5,000,000 in 2010.  Although the Phase III program for Anturol® is continuing, the rate of progress of the program will be determined by the level of expenditures, which may be affected by the timing of engaging a marketing partner.

Device Development Projects.  We are engaged in research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for use with epinephrine and an undisclosed product and for our pen injector device for two undisclosed products.  Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes.  The auto injectors are in the advanced commercial stage of development.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The disposable pen is in the early stage of development where devices are being evaluated in clinical studies.  Our development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.  As of March 31, 2010, we have incurred total external costs of approximately $5,000,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $600,000 was incurred in the first quarter of 2010.  As of March 31, 2010, approximately $3,700,000 of the total costs of $5,000,000 had been deferred, of which approximately $2,400,000 has been recognized as cost of sales and $1,300,000 remains deferred.  This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.  The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2010, but the timing and extent of near-term future development will be dependent on certain decisions made by Teva.  In 2009, we received a payment from Teva in the amount of $4,076,375 in connection with an amendment to a License, Development and Supply Agreement signed in July 2006 related to a fixed, single-dose, disposable injector product containing epinephrine using our Vibex™ auto injector platform. Although this payment and certain upfront and milestone payments have been received from Teva, there have been no commercial sales from the auto injector or pen injector programs, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

Other research and development costs.  In addition to the Anturol® project and Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects.  Total other research and development costs were approximately $700,000 for the quarter ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Policies

We have identified certain of our significant accounting policies that we consider particularly important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by management and, as a result, are subject to an inherent level of uncertainty.  These policies are characterized as “critical accounting policies” and address revenue recognition and valuation of long-lived and intangible assets and goodwill, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.  We have made no changes to these policies during the three-month period ended March 31, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties.  In March 2007, we amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk.  Most of our sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, we will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances.  The effect of foreign exchange rate fluctuations on our financial results for the three-month period ended March 31, 2010 was not material.

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANTARES PHARMA, INC.

May 13,2010	/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

May 13,2010	/s/ Robert F. Apple
Robert F. Apple
Executive Vice President and Chief Financial Officer