Form 10-K
period 2010-12-31
ANTARES PHARMA, INC.
filed 2011-03-14
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
Large accelerated filer [  ]         Accelerated filer [X]                 Non –accelerated filer [  ]                   Smaller reporting company [  ]
                                                                                         (Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[  ]    NO[X]

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2010, was $124,661,000 (based upon the last reported sale price of $1.76 per share on June 30, 2010, on NYSE Amex).

There were 87,572,915 shares of common stock outstanding as of March 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2011 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual  report on Form 10-K are  incorporated by  reference  into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.
FORM 10-K

PART I
PART II
PART III
PART IV

Item 15	Exhibits and Financial Statement Schedules	79

	Signatures	82

PART I

Item 1.	BUSINESS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

▪	our expectations regarding product developments with Teva Pharmaceutical Industries, Ltd. (“Teva”);
▪	our expectations regarding trends in pharmaceutical drug delivery characteristics;
▪	our anticipated penetration into the market for traditional drug injection devices (such as needles and syringes) with our technology;
▪	our anticipated continued reliance on contract manufacturers to manufacture our products;
▪	our marketing and product development plans;
▪	our future cash flow and our ability to support our operations;
▪	our projected net loss for the year ending December 31, 2011;
▪	our ability to raise additional funds in light of our current and projected level of operations and general economic conditions; and
▪	other statements regarding matters that are not historical facts or statements of current condition.

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

Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging pharma company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  Our subcutaneous injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  In the injector area, we have a multi-product deal with Teva that includes Tev-Tropin® human growth hormone (“hGH”) and have partnerships with Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”) that include their hGH products.  In the gel-based area, we filed a new drug application (“NDA”) in December 2010 for Anturol®, an oxybutynin ATD™ gel for the treatment of overactive bladder (“OAB”).  We also have a partnership with BioSante Pharmaceuticals, Inc. (“BioSante”) that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of female sexual dysfunction (“FSD”), and Elestrin® (estradiol gel) for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, which is currently marketed in the U.S.  Two of our technologies have generated United States Food and Drug Administration (“FDA”) approved products.  Our products and product opportunities are summarized and briefly described below:

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

History

On January 31, 2001, we (Antares, formerly known as Medi-Ject Corporation, or Medi-Ject) completed a business combination to acquire the operating subsidiaries of Permatec Holding AG (“Permatec”), headquartered in Basel, Switzerland.  The transaction was accounted for as a reverse acquisition, as Permatec’s shareholders initially held a majority of the outstanding stock of Medi-Ject.  Medi-Ject was at that time, focused on delivering drugs across the skin using needle-free technology, and Permatec specialized in delivering drugs across the skin using gel technologies as well as developing oral disintegrating tablet technology. With both companies focused on drug delivery but with a focus on different sectors, it was believed that a business combination would be attractive to both pharmaceutical partners and to our stockholders. Upon completion of the transaction our name was changed from Medi-Ject Corporation to Antares Pharma, Inc.

Our Parenteral Medicines (device) division is located in Minneapolis, Minnesota, where we develop and manufacture with partners novel pressure assisted injectors, with and without needles, which allow patients to self-inject drugs. We make a reusable, needle-free, spring-action injector device known as the Vision™ and Tjet®, which is marketed for use with insulin and human growth hormone.  We have had success in achieving distribution of our device for use with hGH through licenses to pharmaceutical partners, and it has resulted in continuing market growth and, we believe, a high degree of customer satisfaction. Distribution of growth hormone injectors occurs in the U.S., Europe, Japan and other Asian countries through our pharmaceutical company relationships.

We have also developed variations of the needle-free injector by adding a small hidden needle to a pre-filled, single-use disposable injector, called the Vibex™ pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and branded generic injectables.  We also developed a disposable multi-dose pen injector for use with standard multi-dose cartridges.  We have entered into multiple licenses for these devices mainly in the U.S. and Canada with Teva.  We are also developing our own auto injector based product, Vibex™ MTX, for delivery of methotrexate for treatment of rheumatoid arthritis, for which we recently initiated a clinical study.

Our Pharma division is located both in the U.S. and in Muttenz, Switzerland, where we develop pharmaceutical products utilizing our transdermal systems.  Several licensing agreements with pharmaceutical companies of various sizes have led to successful clinical evaluation of our formulations.  In 2006, the FDA approved our first transdermal gel with a partner’s drug product for the treatment of vasomotor symptoms in post-menopausal women.  We are also developing our own transdermal gel-based products for the market and in December 2010 we filed an NDA for Anturol®, our oxybutynin transdermal gel product for overactive bladder.

We believe that our transdermal gels minimize first pass liver metabolism, gastro intestinal effects and skin erythema.  Other advantages include cosmetic elegance and ease of application as compared to transdermal patches and have potential applications in such therapeutic markets as hormone replacement, overactive bladder, contraception, pain management and central nervous system therapies.

 We are a Delaware corporation with principal executive offices located at Princeton Crossroads Corporate Center, 250 Phillips Boulevard, Suite 290, Ewing, New Jersey 08618.  Our telephone number is (609) 359-3020. We have wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG).

Products and Technology

We are leveraging our experience in drug delivery systems to enhance the product performance of established drugs as well as new drugs in development. Our current portfolio includes disposable pressure assisted auto injection systems (Vibex™); disposable pen injection systems; reusable needle-free injection systems (Vision™) and transdermal Advanced ATD™ gels.

SELF-ADMINISTRATION OF INJECTABLE DRUGS

According to IMS Health, the worldwide market for injectable drugs including biologic drugs is estimated to be $120 billion.  Given the market success of several recent biologic drugs, pharmaceutical firms are increasingly reliant upon biologic drug candidates in their product pipelines, fueling growth expectations for the biologic drugs.  Industry analysts project that biologics will account for 50% of the 100 top selling drugs by 2014, up from 28% in 2008.

Injectable drugs are often used in managing chronic medical conditions, presenting a need for repeated injections over time.  Cost containment pressure by managed care combined with patient preferences for convenience and comfort are driving a change in the treatment setting from the health care facility to patients’ homes.  This trend is creating a shift from the injection being given by a doctor or nurse to self-administration by the patient or administration by a family member or other lay caregiver.   This shift has produced a transition in how injectable drugs are configured to facilitate use by consumers.  In many therapeutic categories pre-filled syringes and other injection systems offering greater ease-of-use and security for patients now exceed vials in unit volume, often at substantial unit price premium.  These therapeutic categories and example products include:

Condition	Products
Diabetes	Humalog (Lilly), Novolog (Novo Nordisk), Apidra (Sanofi Aventis), Lantus (Sanofi Aventis), Levemir (Novo Nordisk), Byetta (Lilly)
Growth deficiency	Genotropin (Pfizer), Tev-Tropin (Teva), Humatrope (Lilly), Nutropin AQ (Roche), Noridtropin (Novo Nordisk), Saizen/Serostem (EMD Serono), Omnitrope (Sandoz)
Rheumatoid Arthritis	Enbrel (Amgen, Pfizer), Humira (Abbott), Simponi (Centocor Ortho Biotech), Cimzia (UCB)
Multiple Sclerosis	Avonex (Biogen Idec), Betaseron (Bayer), Copaxone (Teva), Rebif (EMD Serono)
Chronic Hepatitis C	Intron-A (Merck), Pegasys (Roche), Peg-Intron (Merck)
Anemia/Neutropenia	Aranesp (Amgen), Neulasta (Amgen)
Migraine treatment	Imitrex (GSK, Par, Sandoz), Sumavel (Zogenix), Alsuma (Pfizer)

Pressure Assisted Auto Injection

The most significant challenge beyond discovery of new molecules is how to effectively deliver them by means other than conventional needle and syringe. The majority of these molecules have not, to date, been amenable to oral administration due to a combination of several factors, including breakdown in the gastrointestinal tract, fundamentally poor absorption, or high first pass liver metabolism. Pulmonary delivery of these molecules, as an alternative to injections, has also been pursued without commercial success. Many companies have expended considerable effort in searching for less invasive ways to deliver such molecules that may allow them to achieve higher market acceptance, particularly for those requiring patient self-administration.

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
• Designed around conventional cartridges or pre-filled syringes

The primary goal of the Vibex™ disposable pressure assisted auto injector is to provide a fast, safe, and time-efficient method of self-injection that addresses the patient’s need for immediate relief. This device is designed around conventional cartridges or pre-filled syringes, which are primary drug containers, offering ease of transition for potential pharmaceutical partners.  We have signed two license agreements with Teva for our Vibex™ system.  One of these agreements is for a product containing epinephrine and the other is for an undisclosed product.  We are also developing a Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.

Disposable Pen Injector System

Our multi use, disposable pen injector complements our portfolio of single-use pressure assisted auto injector devices.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-

dose cartridges.  The disposable pen is in the stage of development where devices are being used in clinical evaluations.  Although differing from the other pressure assisted injection strategies common to the above portfolio of injection therapy, this device includes a dosing mechanism design that is drawn from our variable dose needle-free technology.  We have signed a license agreement with Teva for our pen injector device for two undisclosed products.

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

Transdermal Gels

While transdermal patches remain an important aspect of the transdermal drug delivery market, transdermal gels have emerged as another viable means of administering an increasingly wide array of active pharmaceutical treatments. The concept of transdermal gels parallels that of the transdermal patch in the creation of a drug reservoir to provide sustained delivery of therapeutic quantities of a drug. While a patch provides this from an external reservoir, gel formulations typically create a subdermal reservoir of the medication.  Transdermal patches, however, sometimes result in more adverse events, specifically skin irritation events associated principally with the occlusive nature of patches and the use of adhesives that contain residual solvents and irritant monomers.  Most of these factors are minimized in transdermal gels.  Additionally, due to the physicochemical properties of the excipients employed in gels, combined with the enhanced solubilization properties, a broad range of active agents can be formulated. These solubilization properties allow for higher concentrations of the active ingredient to be incorporated for delivery. The enhanced viscosity in gels further enhances the patient’s ability to apply the product with little-to-no adverse cosmetic effect. There is also relatively little limitation in the surface area to which a gel can be applied, as opposed to patches, allowing greater quantities of drug to be transported if required.

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

Anturol®

In December 2010 we filed an NDA for Anturol®, our oxybutynin ATD™ gel for the treatment of OAB (overactive bladder).  The NDA submission was supported by a Phase 3 clinical trial.  In February 2011, we received a waiver of the $1.5 million NDA filing fee.  The FDA typically issues notice of acceptance within 60 days of issuing the fee waiver.  We continue to seek a marketing partner to commercially launch Anturol® if approved by the FDA.

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

Market Opportunity

Needle-free Injectors / Auto Injectors / Pen Injectors

Our parenteral/device focus is specifically on the market for delivery of self-administered injectable drugs, comprised mainly of biological products.  According to IMS Health, the fast-growing worldwide biologics market is estimated to be $120 billion and biologics are among the strongest sources of growth for the pharmaceutical industry, with more than 28% of the R&D pipeline now dedicated to that segment.  As biological drugs lose patent and market exclusivity, they become prime targets for follow-on biologics, also known as biosimilars.  We estimate that self-administered injectable biologics represent well over half the market value of biologic products facing future competition from biosimilars.  Since, by design, biosimilar molecules will be nearly identical to the innovator biologic, both the innovator and biosimilars manufacturers will seek other ways to differentiate their products in the market.  We believe that manufacturers will look to proprietary self-administration devices, such as those offered by our injection device platforms, as a key way to compete in the market.

Tjet® / Zomajet® (hGH)

In a May 2009 report, Greystone Associates estimated the worldwide hGH market in 2008 at $2.8 billion.  There is significant competition within the hGH market between major pharmaceutical companies such as Lilly, Roche, Pfizer, NovoNordisk and Merck Serono among others.  Sandoz introduced Omnitrope as a lower cost biosimilar hGH in Europe in 2005 and the U.S. in 2006.  However, despite a 25% lower price the product achieved only a 0.8% hGH market share by 2007.  We believe that other product attributes, including patient comfort and ease-of-use, play a key role, along with price and promotion, in determining performance in the market. Our pharmaceutical partner in Europe, Ferring, has made significant inroads in the hGH market using our needle-free injector, marketed as the Zomajet® 2 Vision for their 4 mg formulation and Zomajet® Vision X for their 10 mg formulation, and we expect similar progress in the U.S. market with our partner Teva.    Teva entered the hGH market without the benefit of an injection device and initially struggled to gain market share.  Since the launch of the Tjet® needle-free device in late 2009, sales of Teva’s hGH Tev-Tropin® have increased monthly.  This early trend supports the notion that devices can increase patient use of a partner’s brand of drug due to the benefits of a device.

Vibex™ MTX

Vibex™ MTX is our proprietary methotrexate injection system in development for the treatment of rheumatoid arthritis.  Rheumatoid arthritis is a chronic autoimmune disease in which an affected person’s white blood cells (leukocytes) attack the synovial tissues surrounding the joints, resulting in pain, stiffness, swelling, joint damage, and loss of function of the joints. According to the National Institute of Arthritis and Musculoskeletal and Skin Diseases (NIAMS) the incidence of rheumatoid arthritis is about 0.6 percent of the U.S. population (about 1.3 million people).  The disease onset generally occurs between the ages of 25 to 50 years and is about twice as prevalent among women as among men.  U.S. sales of pharmaceutical products to treat rheumatoid arthritis are approximately $6.0 billion annually, according to a Cowen and Company report.

Methotrexate is the most commonly prescribed disease modifying anti-rheumatic drug (DMARD), used in an estimated 70% of rheumatoid arthritis patients.  Methotrexate is started at a low dose, generally 7.5mg given orally, once-a-week, and titrated up for greater therapeutic effect, or until the patient incurs side effects.  The maximum oral dose given is generally 20mg to 25mg per week.  Studies have reported as many as 30% to 60% of patients experience gastrointestinal side effects with oral methotrexate, preventing further dose escalation or requiring discontinuation in some patients.  Also, the extent of oral absorption of methotrexate varies considerably between patients and has been shown to decline with increasing doses, which may also contribute to insufficient therapeutic response even after dose escalation.  Studies have shown that switching patients from oral to parenteral methotrexate improves absorption and has been associated with improved therapeutic response.  Additionally, some studies have shown a lower incidence of gastrointestinal side effects in patients that were switched from oral to parenteral methotrexate.

We believe that Vibex™ MTX offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug.  Many patients who start on oral methotrexate fail to achieve adequate therapeutic results due in part to poor oral absorption or poor tolerability.  Studies have demonstrated that switching to a parenteral route of administration can improve absorption; however, fewer than 10% of patients on methotrexate are being prescribed the injectable form.  Instead, patients who fail to achieve adequate response on oral methotrexate are often prescribed a biologic response modifier (biologic).  The biologics have been demonstrated to improve the patient’s therapeutic response when added to methotrexate.  However, the biologics are expensive, typically costing in excess of $20,000 per year (based on published manufacturers’ direct prices), have their own limitations including increasing the risk of serious infections and certain malignancies and are not appropriate for all patients.  Vibex™ MTX would offer physicians a convenient, practical and cost-effective option for administering parenteral methotrexate as an alternative to proceeding directly from oral methotrexate to biologics.

In an independent marketing survey of rheumatologists commissioned by Antares, the Vibex™ MTX product concept was well received with the majority of physicians expressing interest in having the product available as an option for their patients.  Physicians surveyed cited the potential advantages of parenteral vs. oral methotrexate and the auto-injector system to improve patient acceptance of self-injection, while also assuring dosing accuracy, as specific advantages of prescribing the product.

Vibex™ with Epinephrine

We have a license agreement with Teva for our Vibex™ system which we have designed for a product containing epinephrine and are currently scaling up the commercial tooling and molds for this product.  According to IMS data, sales of the EpiPen® in the U.S. exceed $250 million annually.  The EpiPen® is the global market leader in the epinephrine auto injector market.  Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis.

Other Injectable Drugs

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

Anturol®

Anturol® is our oxybutynin ATD™ gel for the treatment of OAB (overactive bladder).  According to IMS, the OAB market in the US was valued at $2.0 billion, based on over 18 million prescriptions written in 2009.  OAB is a condition marked by urinary urgency, which is a sudden need to urinate that can happen at any time whether or not the bladder is full. OAB is typically caused when the smooth muscle of the bladder undergoes involuntary contractions and may result in uncontrolled leakage. OAB is defined as urgency, with or without incontinence and usually includes increased urinary voiding frequency and nocturia (waking up one or more times during the night to urinate). According to published reports it is estimated that more than 30 million Americans have OAB, and while it can happen at any age is more prevalent among older individuals.  It is estimated, however, that half of the U.S. adults suffering from OAB either are too embarrassed to discuss the symptoms or are not aware that pharmacological treatment is available.  Patient acceptance of older incontinence drugs, such as oral oxybutynin, is hindered by anticholinergic side-effects including moderate to severe dry mouth, constipation and somnolence.  A goal of transdermal delivery is to minimize these common anticholinergic side effects.  In December 2010 we filed an NDA for Anturol®.

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

The U.S. market for transdermal testosterone therapies grew approximately 32 percent in 2009 to about $930 million from $700 million in 2008.  Further growth in this sector may be achieved by the use of testosterone products in both male and female applications.  We believe that a new market opportunity exists with the use of low dose testosterone for treatment of FSD, a disorder according to published reports that affects an estimated 40-55% of all women and for which no drug is currently approved in the U.S.  Antares Pharma, along with its U.S. partner BioSante, has a low dose testosterone product named LibiGel®, which has completed Phase II testing for FSD and is currently in Phase III clinical trials. We have the exclusive rights in Europe and elsewhere outside the United States for LibiGel®.  As evidenced in Europe, we believe that global patient demand for transdermal hormone therapy products will continue to increase.  Evidence of this belief is the commercial launch, in France, Italy, Spain, U.K., Germany and others, by Proctor and Gamble of the Intrinsa® Patch, a testosterone transdermal patch for FSD.

Nestorone® Gel (Contraception)

In 2009, the global contraceptives market was $11.2 billion and is forecasted to grow to $14.5 billion by 2016 according to a December 2010 report by GBI Research.  Worldwide sales of hormonal contraceptives in 2008 were $6.2 billion according to an October 2009 report by Datamonitor.  Oral contraceptives account for about 86% of market with the remainder consisting of hormonal implants, injections and intra-uterine systems according to a 2007 report by Business Insights.  Transdermal contraceptive systems provide women an attractive alternative to the pill by offering convenience and discretion. The Company is collaborating with the Population Council (an international, nonprofit research organization) to develop a novel hormonal contraceptive comprising a combination of the progestin Nestorone® and a form of estrogen, called 17β-estradiol (E2), which is chemically identical to the naturally occurring estrogen.  This combination was chosen because of their potential for offering a superior tolerability and safety profile compared to other commonly used hormonal contraceptives.  Nestorone is a novel synthetic progestin that has been shown to be highly effective at stopping ovulation at a low dose. It has no androgenic hormonal effects and has a good safety profile. It is not active when taken orally and is therefore especially appropriate for topical application. When delivered by the transdermal route, Estradiol (E2) has the advantage of being a much less potent estrogen than the commonly used contraceptive ethinyl estradiol (EE) and therefore may have a lower risk of causing venous thromboembolism.

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

In addition to the increase in the number of drugs requiring self-injection, recommended changes in the frequency of injections may contribute to an increase in the number of self-injections. In March 2010, Congress passed the “Biologics Price Competition and Innovation Act” as part of the “Patient Protection and Affordable Care Act.”  This legislation creates a pathway for regulatory approval, authorizing the FDA to establish criteria for review and approval of “biosimilar” and “interchangeable” biological products that are similar to the innovator biologic after patent and exclusivity expiration of the innovator product. The approval of biosimilar products is intended to reduce the cost of biological products by increasing competition just as the Hatch-Waxman legislation did by creating an abbreviated pathway for approval of generic drugs.  In order to differentiate between different version of similar biologic agents, novel patented delivery systems are becoming more important to extend product proprietary position as well as secure patient preference.

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

Competition

Competition in the transdermal delivery market includes companies like Watson Pharmaceuticals, Solvay, Acrux, NexMed, Inc., Auxillium, Inc., Endo Pharmaceuticals, Novavax, Inc. and many others.  Competition in the disposable, single-use injector market includes, but is not limited to, Ypsomed AG, SHL Group AB, OwenMumford Ltd., West Pharmaceuticals, Becton Dickinson, Haselmeir GmbH, Elcam Medical and Vetter Pharma, while competition in the reusable needle-free injector market includes Bioject Medical Technologies Inc. and The Medical House PLC.  Additionally, in the drug injection field we face competition from internal groups within large pharmaceutical companies as well as design houses which complete the design of devices for companies but don’t have manufacturing management capabilities.

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

Competition in the methotrexate market includes tablets and parenteral forms that are currently marketed in the U.S. by several generic manufacturers, including Teva, Barr, Mylan, Roxane, Bedford Labs, APP Pharmaceuticals, and Hospira.  In several European countries, Canada, and South Korea, Medac International or its licensees market methotrexate in prefilled syringes (Metoject®).  Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, so-called disease modifying anti-rheumatic drugs (DMARDs) and biologic response modifiers.  In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®).  The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate. Because biologics work by suppressing the immune system, they could be problematic for patients who are prone to frequent infection.

Competition in the OAB market includes Pfizer’s Detrol® LA (tolterodine extended release capsules) (33% of RXs), followed closely by the generic forms of oxybutynin tablets (32%), GSK/Astellas’ Vesicare® (sofenicin tablets) (17%), and Warner Chilcott’s Enablex® (darifenacin extended release tablets) (9%).  Other products in the category include Pfizer’s Toviaz® (fesoteridine tablets), Allergan’s Sanctura XR® (tropsium extended release capsules), and Watson’s transdermal products, Gelnique® (oxybutynin gel) and Oxytrol® (oxybutynin patch).

Research and Development

We currently perform clinical development work primarily in our Ewing, NJ corporate location for our own portfolio of products.  Additionally, we perform parenteral product development work primarily at our Minneapolis, MN facility.  We have various products at earlier stages of development as highlighted in our products schedule above.

We currently have a pharmaceutical gel product candidate in our own development program listed below. Additionally, pharmaceutical partners are developing compounds using our technology (see “Collaborative Arrangements and License Agreements”).

Anturol®.  Anturol® (oxybutynin gel) is in development for the treatment of symptoms associated with OAB.  Anturol’s delivery system is based on our proprietary ATD™ Gel technology, which is a clear, odorless, hydroalcoholic gel that provides sustained 24 hour transdermal delivery of oxybutynin after a single, daily application. Oxybutynin belongs to the anticholinergic class of compounds and binds specifically to muscarinic receptors. These compounds relax smooth muscles, such as the detrusor muscle in the bladder, thus decreasing bladder contractions.  When given orally, oxybutynin undergoes extensive first pass metabolism in the gut and liver to an active metabolite, desethyloxybutynin (DEO).  DEO is thought to be a primary contributor to the anticholinergic side effects such as dry mouth and constipation associated with oral oxybutynin.  By delivering oxybutynin transdermally, first-pass gastric and hepatic metabolism is avoided, which is believed to result in lower anticholinergic side effects compared to orally administered oxybutynin. These side effects are thought to account for a significant level of patient non-compliance among existing oral OAB treatments.  We believe that Anturol® may improve the systemic availability of oxybutynin with relatively less formation of DEO, thus resulting in decreased incidence of adverse events relative to the rate experienced by patients taking comparable oral oxybutynin products.  In addition, Anturol® may be more cosmetically appealing than oxybutynin patches, with less skin irritation.

In December 2010, we submitted a NDA for Anturol® with the FDA. The NDA submission, subject to acceptance by FDA, was supported by a Phase III clinical trial conducted under a Special Protocol Assessment (SPA) with FDA. The trial was a double blind, randomized, parallel placebo-controlled multi-center study that evaluated the efficacy and safety of Anturol® in over 600 subjects with overactive bladder. The primary objective of the study was to demonstrate that daily treatment of 56mg or 84mg dose of oxybutynin applied in the ATD™ Gel technology for 12 weeks was superior to placebo for the relief of OAB symptoms. The study met its primary endpoint of a statistically significant reduction in urinary incontinence episodes for both doses studied (56 mg daily or 84 mg daily, p=0.028 and 0.033 respectively).

Secondary end points in the Phase III study included changes from baseline in average daily urinary frequency, void volume, patient perceptions, as well as safety and tolerability including skin irritation. Although not the basis for approval, the 84 mg dose provided highly statistically significant results for the secondary end points of urinary frequency and volume while the 56 mg dose did not reach statistical significance. Additionally, Anturol® was well tolerated in the study. No serious adverse events related to the treatment were reported. Anticholinergic side effects such as dry mouth and constipation were low and CNS (central nervous system) side effects were comparable to placebo. Treatment-related adverse events that resulted in study discontinuation during the double-blind period were low and similar for both the treatment and placebo groups.

In addition, an Open Label Extension (“OLE”) to the Phase III study evaluating long term safety was successfully completed in the fourth quarter of 2010.  The OLE portion of the study was a 24-week, multi-center evaluation of the safety of topically administered oxybutynin gel (84 mg oxybutynin). There were 77 patients enrolled in the OLE portion of the study.  The administration of 84 mg oxybutynin was safe and well tolerated and there were no clinically meaningful changes in vital signs, laboratory values, or ECG examinations over the course of the 24 weeks. These results are similar to those observed in the 84 mg oxybutynin treatment group in the double-blind portion of the study.

We are currently awaiting the determination by the FDA if the NDA was accepted for filing after having received a waiver of the $1.5 million user fee in February 2011.

Device Development Projects.  We are engaged in research and development activities related to our Vibex™ disposable pressure assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for a product containing epinephrine and for an undisclosed product and for our pen injector device for two undisclosed products.  We are also developing a Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.  Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.  The following is a summary of the development stage for the four products in development with Teva.

Vibex™ with Epinephrine

We have designed the Vibex™ for a product containing epinephrine and are currently scaling up the commercial tooling and molds for this product.  During 2009, we received approximately $4,000,000 from Teva for this tooling as well as other development work for this program.  In 2010, we recognized revenue of approximately $1,500,000 for work performed for Teva.  From a regulatory standpoint Teva filed this product as an ANDA, and the FDA accepted the filing as such.  Currently, Teva is conducting its own development work on the drug.  An amendment to the ANDA is expected to be filed with the FDA and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA.

Vibex™ undisclosed product

We have designed the Vibex™ for the second undisclosed product and have completed the majority of the commercial tooling and molds for the product.  From a regulatory standpoint Teva filed the product as an abbreviated new drug application (“ANDA”) and the FDA rejected the filing as such.  The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA.  We redesigned the device to address the FDA’s concern of device similarity and submitted the new device to the FDA.  During 2010 the FDA reactivated the ANDA file and is currently completing its review of the ANDA.

Disposable pen injector #1

We have designed the pen injector and provided clinical supplies for the first pen injector product to Teva.  We have not completed any commercial tooling to date.  From a regulatory standpoint Teva has conducted a bioequivalence study for the product and determined the appropriate regulatory pathway is a 505(b)(2).  The FDA has requested additional clinical work be conducted in support of the filing.  Teva is currently determining the clinical design and cost for this program.

Disposable pen injector #2

We are currently working on prototype designs for the second pen injector product.  Teva believes the regulatory pathway for this product is an ANDA pathway.  Currently Teva has initiated the development program and is expecting to file an ANDA in the next 12 to 18 months.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2011, but the timing and extent of near-term future development will be dependent on decisions made by Teva.

Vibex™ MTX

Vibex™ MTX is our proprietary, wholly owned methotrexate injection system designed for rapid self-administration. Vibex™ MTX is engineered to enable patients to self-inject reliably, comfortably, and conveniently at home.  It is designed to enhance safe use with an integrated, shielded needle and lockout system which prevents accidental needle sticks after use. We have conducted in vivo pre-clinical studies which demonstrated reproducible pharmacokinetics and good injection site tolerance when methotrexate was delivered using the Vibex™ technology.  In December 2010 we filed an investigational new drug (“IND”) application with the FDA and in February 2011 the first patient was dosed in a clinical study which will evaluate several dose strengths delivered with the Vibex™ MTX system versus a conventional needle and syringe.   Vibex™ MTX is protected by several issued and pending patents.

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

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for clinical quantities of Anturol® in a manner that meets FDA requirements via reference to their DMF for oxybutynin. We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical quantities of Anturol® gel in a manner that may meet FDA requirements. The FDA has not approved the manufacturing processes for Anturol® at Patheon at this time.  We have completed commercial scale up activities associated with Anturol® manufacturing required for the NDA.  We anticipate the FDA will perform a site visit of Patheon during 2011 in connection with the review of the Anturol® NDA.

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

We have contracted with Uman Pharma (Montreal, Canada) to supply clinical and commercial quantities of methotrexate for the U.S and Canadian markets for our Vibex™ MTX product.

Sales and Marketing

We expect to currently market most of our products through other more established pharmaceutical companies while continuing marketing of our insulin injection devices and related disposable components in the U.S. In the future and as we develop more products in niche therapeutic areas, we will consider developing commercial capabilities.

During 2010, 2009 and 2008, international revenue accounted for approximately 48%, 47% and 74% of total revenue. Europe accounted for 94%, 94% and 93% of international revenue in 2010, 2009 and 2008, with the remainder coming primarily from Asia.  Ferring accounted for 45%, 39% and 60% of our worldwide revenues in 2010, 2009 and 2008.  Teva accounted for 44%, 38% and 2% of our worldwide revenues in 2010, 2009 and 2008 and BioSante accounted for 4%, 2% and 12% of our worldwide revenues in 2010, 2009 and 2008.  Revenue from Ferring and Teva resulted from sales of injection devices and related disposable components for their hGH formulations.  Revenue from Teva also included development revenue related to license agreements with Teva for our Vibex™ system and for our pen injector device.  In 2008, the BioSante revenue resulted primarily from license fees and milestone payments related to Elestrin®, received under a sublicense arrangement related to an existing license agreement with BioSante.

See Results of Operations – Revenues in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – for a discussion of our products and services revenues and Note 13 to the Consolidated Financial Statements for revenues by geographic area.

Collaborative Arrangements and License Agreements

The following table describes existing pharmaceutical and device relationships and license agreements:

Partner	Drug	Market Segment	Product
Ferring	hGH (Zomacton®) (4mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® 2 Vision
Ferring	hGH (Zomacton®) (10 mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® Vision X
Teva	hGH (Tev-Tropin®)	Growth Retardation (United States)	Needle Free Tjet®
JCR	hGH	Growth Retardation (Japan)	Needle Free Twin-Jector® EZ II
Teva	Epinephrine	Anaphylaxis (U.S. and Canada)	Auto Injector Disposable Device
Teva	Undisclosed Product	Undisclosed (United States)	Auto Injector Disposable Device
Teva	Undisclosed Product #1	Undisclosed (North America, Europe & others)	Disposable Pen Injector Device
Teva	Undisclosed Product #2	Undisclosed (North America, Europe & others)	Disposable Pen Injector Device
BioSante	Estradiol (Elestrin®) Testosterone (LibiGel®)	Hormone replacement therapy (North America, other countries) Female sexual dysfunction (North America, other countries)	ATD™ Gel ATD™ Gel
Population Council	Nestorone®/Estradiol NestraGel™	Contraception (Worldwide)	ATD™ Gel
Ferring	Undisclosed	Undisclosed (Worldwide)	ATD™ Gel

The table above summarizes agreements under which our partners are selling products, conducting clinical evaluation, and performing development of our products. For competitive reasons, our partners may not divulge their name, the product name or the exact stage of clinical development.

In June 2000, we granted an exclusive license to BioSante to develop and commercialize three of our gel technology products and one patch technology product for use in hormone replacement therapy in North America and other countries. Subsequently, the license for the patch technology product was returned to us in exchange for a fourth gel based product. BioSante paid us an upfront payment upon execution of the agreement and is also required to make royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to us upon the occurrence of certain events related to regulatory filings and approvals.  In November 2006, BioSante entered into a sublicense and marketing agreement with Bradley Pharmaceuticals, Inc. (“Bradley”) for Elestrin®.  BioSante received an upfront payment from Bradley which triggered a payment to us of $875,000.  In December 2006, the FDA approved Elestrin® for marketing in the United States triggering payments to us totaling $2.6 million, which were received in 2007.  We also received royalties on sales of Elestrin®.  Bradley was acquired by Nycomed Inc. in February 2008 and returned Elestrin® to BioSante.  In December 2008, Elestrin® was sublicensed to Azur Pharmaceuticals (“Azur”) and subsequently relaunched in 2009.  As a result of the sublicense agreement with Azur, we received payments from BioSante of $462,500 in December 2008.  In addition, we will receive royalties on sales of Elestrin® as well as potential sales-based milestone payments.

BioSante is developing LibiGel®, a transdermal testosterone gel for the treatment of female sexual dysfunction.  LibiGel® is currently in a Phase 3 clinical study.  If LibiGel® is approved by the FDA, we are entitled to royalty payments from sales of LibiGel® and 25% of any upfront or milestone payments received by BioSante.

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

In November 2005, we signed an agreement with Teva, under which Teva is obligated to purchase all of its injection delivery device requirements from us for an undisclosed product to be marketed in the United States. Teva also received an option for rights in other territories. The license agreement included, among other things, an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, and royalties on sales of their product.

In July 2006, we entered into an exclusive License Development and Supply Agreement with Teva. Pursuant to the agreement; Teva is obligated to purchase all of its delivery device requirements from us for an epinephrine auto injector product to be marketed in the United States and Canada. We received an upfront cash payment, and will receive a negotiated purchase price for each device sold, as well as royalties on sales of their product.  In December 2008, this agreement was amended to include development work that was outside the scope of the original agreement, resulting in additional payments to us.  In 2009 the agreement was again amended providing for payment of capital equipment and other development work.

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

In September 2006, we entered into a Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us for hGH marketed in the United States. We received an upfront cash payment and have received milestone fees and royalty payments on Teva’s net sales of hGH, as well as a purchase price for each device sold.

In December 2007, we entered into a license, development and supply agreement with Teva under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.  In January 2011, this agreement was amended to provide payments to us for capital equipment and other development work, some of which was initiated in the fourth quarter of 2010.

In November 2009 we entered into a license agreement with Ferring under which we licensed certain of our patents and agreed to transfer know-how for our transdermal gel technology for certain pharmaceutical products.  Under this agreement, we received an upfront payment, milestone payments and will receive additional milestone payments as certain defined milestones are achieved.

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

Proprietary Rights

When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold numerous patents and numerous additional patent applications pending in the U.S. and other countries.  Our patents have expiration dates ranging from 2015 to 2026. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technologies.

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

Government Regulation

Any potential products discovered, developed and manufactured by us or our collaborative partners must comply with, comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing operations, quality, labeling, distribution, marketing, export, storage, record keeping, event reporting, advertising and promotion of pharmaceutical products and medical devices. Facilities and certain company records are also subject to inspections by the FDA and comparable authorities or their representatives. The FDA has broad discretion in enforcing the Federal Food, Drug and Cosmetic Act (“FD&C Act”) and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, manufacturing shut downs, injunctive actions and civil or criminal actions or penalties.

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

Clinical trials are typically conducted in three sequential Phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase I studies are often conducted with healthy volunteers depending on the drug being tested.  Phase II involves studies in a limited patient population, typically patients with the conditions needing treatment, to evaluate preliminarily the efficacy of the product for specific, targeted indications; determine dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

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

Our drug products such as Anturol® gel and Nestorone® gel, as well as our products being developed by our partners are subject to the above regulations.  Anturol® and Nestorone® will be subject to the NDA process.  Device combination products developed by us, such as Vibex™ MTX, and being developed by our partner Teva are subject to the sNDA, ANDA and 505(b)(2) regulations cited above, as well as the device approval process below.

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

Drug delivery systems such as injectors may be legally marketed as a medical device or may be evaluated as part of the drug approval process such as an NDA, 505(b)(2) or a Product License Application (“PLA”). Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  To the extent permitted under the FD&C Act and current FDA policy, we intend to seek regulatory review for drug delivery systems for use in specific drug applications under the medical device provisions, rather than under the new drug provisions, of the FD&C Act.  Device regulatory filings could take the form of a PMN, PMA, or the filing of a device master file (“MAF”).  In some cases, the device specific information may need to be filed as part of the drug approval submission, and in those cases we will seek agreement from the Agency for review of the device portion of the submission by the Center for Devices and Radiological Health (“CDRH”) under the medical device provisions of the law.

An MAF filing typically supports a regulatory filing in the approval pathway.  Where common data elements may be part of several submissions for regulatory approval, as in the case of information supporting an injection platform; an MAF filing with the FDA may be the preferred route.  A delivery device that is considered a product only when combined with a drug, and where such a device is applicable to a variety of drugs, represents another opportunity for such a filing.  We intend to pursue such strategies as permitted by the law and as directed by the FDA either through guidance documents or discussions.

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

If the FDA concludes that any or all of our new injectors must be handled under the new drug provisions of the FD&C Act, substantially greater regulatory requirements and approval times will be imposed. Use of a modified new product with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. Our injectors may be required to be approved as a combination drug/device product under an sNDA for use with previously approved drugs. Under these circumstances, our device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be packaged and sold in combination with a particular drug. Teva launched the Tjet® device in August of 2009 for use in delivery of Teva’s form of hGH, Tev-Tropin®, following the approval of the hGH sNDA in June 2009.

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

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 4, 2011, we had 21 full-time employees, of whom 20 are in the United States. Of the 21 employees, 13 are primarily involved in research, development and manufacturing activities, two are primarily involved in business development and commercialization, with the remainder engaged in executive and administrative capacities. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

We incurred net losses of $6,091,198 and $10,290,752 in the fiscal years ended 2010 and 2009, respectively.  In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2010 of $136,973,795.  The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.  We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations.

In July of 2009, we completed a registered direct offering of our common stock and warrants in which we received aggregate gross proceeds of $8,500,000.  In September of 2009, we received gross proceeds of $3,000,000 from an additional registered direct offering of common stock and warrants.  In September 2009, we used approximately $3,000,000 of the stock sales proceeds to pay down an existing credit facility.  In addition, we received proceeds from warrant and stock option exercises of $2,463,419 and $105,622 in 2010 and 2009, respectively.  If additional capital is needed in the near term to support operations, economic and market conditions may make it difficult to raise additional funds through debt or equity financings.

At December 31, 2010 we had cash and cash equivalents of $9,847,813.  Although the combination of our current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties may provide us with sufficient funds to support operations for at least the next 12 months, we may need to pursue a financing or reduce expenditures as necessary to meet our cash requirements.  If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire.  If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

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

•      timing of our partners' development, regulatory and commercialization plans;
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

For the year ended December 31, 2010, we derived approximately 45% of our revenue from Ferring and 44% from Teva.  For the year ended December 31, 2009, we derived approximately 39% of our revenue from Ferring and 38% from Teva.   The revenue from Ferring was primarily product sales and royalties.  The revenue from Teva was product sales, royalties and license and development revenue.

The loss of either of these customers or partners or reduction in our business activities could cause our revenues to decrease significantly, increase our continuing losses from operations and, ultimately, could require us to cease operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

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

In June 2000, we entered into an exclusive agreement to license four applications of our drug-delivery technology to BioSante.  BioSante is using the licensed technology for the development of hormone replacement therapy products that include LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of FSD, and Elestrin® (estradiol gel) for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, and currently marketed in the U.S.  Under the agreement an upfront payment, development milestones and royalties on product sales are to be paid to us.   We also receive a portion of any sublicense fees received by BioSante.  Although certain payments from sublicense arrangements have been received and royalties for Elestrin® have been received, there can be no assurance that we will ever receive payments of any kind in connection with LibiGel®.

Part of our business model is to be commercially oriented by further developing our own products, and we may not have sufficient resources to fully execute our plan.

We must make choices as to the drugs that we develop on our own.  We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all.  FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated.  Funds required to bring our own products to market may be more than anticipated or may not be available at all.  We have limited experience in development of compounds, regulatory matters and bringing such products to market; therefore, we may experience difficulties in execution of development of internal product candidates.  We are currently developing Vibex™ MTX with a view to potentially market this product ourselves.  There is no guarantee the clinical development will be successful or if successful that we will market the product effectively.

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

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for clinical and commercial quantities of Anturol® in a manner that meets FDA requirements via reference of their DMF for oxybutynin.  Additionally, we have contracted with Patheon, a manufacturing development company, to supply clinical and commercial quantities of Anturol® in a manner that meets FDA requirements.  The FDA has not yet approved the manufacturing processes of Patheon for Anturol®.  Any failure by Patheon or our supplier of the active ingredient oxybutynin to achieve or maintain compliance with FDA standards could significantly harm our business since we do not currently have approved secondary manufacturers for Anturol® gel or oxybutynin.

We have contracted with Uman Pharma (Montreal, Canada) to supply clinical and commercial quantities of syringes containing methotrexate for the U.S and Canadian markets.  Uman Pharma contracts with a commercial supplier of pharmaceutical chemicals to supply them with methotrexate.  If Uman Pharma or its supplier of methotrexate fails to achieve or maintain compliance with FDA standards, our development timelines could be delayed since we do not currently have approved secondary manufacturers.

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

If transdermal gels do not achieve greater market acceptance, we may be unable to continue to sell them.

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

We are developing Anturol®, our oxybutynin gel for overactive bladder.  We may seek a pharmaceutical partner to assist in the marketing of this potential product.  However, we may be unsuccessful in partnering Anturol® which may delay or affect the timing of the potential product launch due to availability of resources if Anturol® is ultimately approved by the FDA.

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

Elestrin®, for which we receive royalties from our partner based on any commercial sales, was launched in June 2007.  Since it is not our product, we have no way of knowing at this time if health insurance companies’ reimbursement has negatively impacted patient use of Elestrin®.  The sales of Elestrin® continue to be modest.

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

One of our business pathways requires us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner companies typically assist us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.  As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.  We are relying on partners such as Teva, Ferring and BioSante for future milestone, sales and royalty revenue.  Any or all of these partners may never commercialize a product with our technologies or significant delays in anticipated launches of these products may occur.  Any potential loss of anticipated future revenue could have an adverse affect on our business and the value of your investment.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we may never be able to achieve profitable operations.

Competitors in the overactive bladder, injector device and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs.  Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields.  If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Companies that compete with our technologies include Watson Pharmaceuticals, Ipsomed, Owen Mumford, Elcam, SHL, Bioject Medical Technologies, Inc., Auxillium, Aradigm, Zogenix, Inc., NexMed, Inc. and West Pharmaceuticals, along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing.  Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

We currently hold numerous patents and have numerous patent applications pending in the U.S. and other countries.  Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain their own patents that may have an adverse effect on our ability to conduct business, or are able to otherwise circumvent our patents.  Additionally, our technologies are complex and one patent may not be sufficient to protect our products where a series of patents may be needed.  Further, we may not have the necessary financial resources to enforce or defend our patents or patent applications. In addition, any patent applications we may have made or may make relating to inventions for our actual or potential products, processes and technologies may not result in patents being issued or may result in patents that provide insufficient or incomplete coverage for our inventions.

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

In November 2008, Meridian Medical Technologies (“Meridian”) received U.S. Patent 7,449,012 (“the ‘012 patent”) relating to a specific type of auto injector for use with epinephrine.  The ‘012 patent is set to expire in September 2025.  The ‘012 patent was listed in FDA’s Orange Book in July 2009 under the EpiPen® NDA.  On July 21, 2009, Meridian and King Pharmaceuticals, Inc. (“King”) received a copy of Paragraph IV certification from Teva giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and referring to our auto injector device and challenging the validity and alleging non-infringement of the ‘012 patent.  On August 28, 2009, King and Meridian filed suit against Teva in the U.S. District Court for the District of Delaware asserting its ‘012 patent.  On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent. A claim construction hearing is set for September 15, 2011 and trial is currently set for February 16, 2012. The parties are in the midst of fact discovery.

In September 2010, King received U.S. Patent No. 7,794,432 (“the ‘432 patent”) relating to certain features of an auto injector for use with epinephrine. The ‘432 patent is set to expire in September 2025. The ‘432 patent was listed in FDA’s Orange Book in September 2010 under the EpiPen® NDA.

In November 2010, Meridian and King received a copy of Paragraph IV certification from Teva challenging the validity and alleging non-infringement of the ‘432 patent. King and Meridian filed an amended complaint, in the same litigation as the ‘012 patent, adding the ‘432 patent.  On January 28, 2011, Teva filed its answer asserting non-infringement and invalidity of the ‘432 patent.  We understand that Teva is challenging both the ‘012 and ‘432 patents in litigation, but litigation inherently presents risk and there can be no assurance that Teva will prevail in the litigation or that the result will not have a material adverse effect on our potential launch of this product or revenues.

Our business may suffer if we lose certain key officers or employees or if we are not able to add additional key officers or employees necessary to reach our goals.

The success of our business is materially dependent upon the continued services of certain of our key officers and employees, particularly in the product development area.  The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition.  There can be no assurance that we will be successful in retaining key personnel.   We consider our employee relations to be good; however, competition for personnel is intense and we cannot assume that we will continue to be able to attract and retain personnel of high caliber.

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

Under a special protocol assessment (“SPA”) with the FDA (a SPA documents the FDA's agreement that the design and planned analysis of the trial adequately addresses objectives, in support of a regulatory submission such as an NDA) we have conducted a pivotal safety and efficacy trial of Anturol® for OAB.  The three arm study enrolled approximately 600 patients for a 12-week clinical trial.  The randomized, double-blind, placebo controlled, multi-center trial principally evaluated the efficacy of Anturol® when administered topically once daily for 12 weeks.  The primary end point of the trial was efficacy against the placebo defined as the reduction in the number of urinary incontinence episodes experienced.  Secondary end points include changes from baseline in urinary urgency, average daily urinary frequency, patient perceptions as well as safety and tolerability.  In March of 2010 we announced that enrollment in the Phase III study was complete.  In July 2010, we announced positive results from the Phase III study.  The study met its primary endpoint of a statistically significant reduction in urinary incontinence episodes for both doses studied (56 mg daily or 84 mg daily).  In addition, an Open Label Extension study, evaluating long term safety was successfully completed in Q4 2010.   In December 2010, we announced the filing of an NDA with the FDA.  In February 2011, we received a waiver of the $1.5 million NDA filing fee.  The FDA typically issues notice of acceptance within 60 days of issuing the fee waiver.  However, there is no assurance the FDA will accept the filing of the NDA.  Additionally, the acceptance of the NDA (if accepted) does not ensure the FDA will accept the results of the trial.  The FDA may require further studies for approval.   We may never receive FDA approval for Anturol® and without FDA approval we cannot market or sell Anturol® in the U.S.  Any of these potential outcomes could have a negative impact on the value of our stock price.

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

In December 2008, one of our device partners, Teva, filed an ANDA for their epinephrine product.  The ANDA submission was accepted by the FDA.  Teva is in the process of completing the work required for the submission.  The submission of the ANDA does not ensure that the FDA will approve the filing and without FDA approval we cannot market or sell our injector for use with this drug product in the U.S.

In 2007, our partner Teva filed a second injector device with an undisclosed product as an ANDA and the FDA rejected such filing.  The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA.  We redesigned the device to address the FDA’s concern of device similarity and submitted the new device to the FDA.  During 2010 the FDA reactivated the ANDA file and is currently completing its review of the ANDA.  The reactivation of the ANDA does not ensure that the FDA will approve the filing and without FDA approval we cannot market or sell our injector for use with this drug product in the U.S.

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

Transdermal and drug/device combination products indicated for the treatment of systemic or local treatments respectively are regulated by the FDA in the U.S. and other similar regulatory agencies in other countries as drug products.  Transdermal and drug/device combination products may not be marketed in the U.S. until they have been demonstrated to be safe and effective.  The regulatory approval routes for transdermal and drug/device combination products include the filing of an NDA for new drugs, new indications of approved drugs or new dosage forms of approved drugs.  Alternatively, these dosage forms can obtain marketing approval as a generic product by the filing of an ANDA, providing the new generic product is bioequivalent to and has the same labeling as a comparable approved product or as a filing under Section 505(b)(2) where there is an acceptable reference product.  The combination of the drug, its dosage form and label claims and FDA requirement will ultimately determine which regulatory approval route will be required.

Many of our transdermal and drug/device combination product candidates may be developed via the 505(b)(2) route. The 505(b)(2) regulatory pathway is continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we potentially submit an NDA.  Additionally, we must reference the most similar predicate products when submitting a 505(b)(2) application. It is therefore probable that:

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

As of March 4, 2011, we have warrants outstanding that are exercisable, at prices ranging from $0.80 per share to $3.78 per share, for an aggregate of approximately 10,900,000 shares of our common stock.  We also have options outstanding that are exercisable, at exercise prices ranging from $0.37 to $4.56 per share, for an aggregate of approximately 7,500,000 shares of our common stock.  Purchasers of our common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options. The majority of the shares of our common stock issuable upon exercise of the warrants or options held by these investors are currently registered.

 Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 4, 2011, our officers and directors beneficially owned an aggregate of approximately 16,800,000 shares (or approximately 18%) of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

We lease approximately 9,300 square feet of office, laboratory and manufacturing space in Plymouth, a suburb of Minneapolis, Minnesota. The lease will terminate in August 2016.  We believe the facilities will be sufficient to meet our requirements through the lease period at this location.

We also lease a small amount of office space in Muttenz, Switzerland.  The lease is month-to-month and requires a three month notice prior to termination. We believe the facilities will be sufficient to meet our requirements through the lease period at this location.

Item 3.              LEGAL PROCEEDINGS.

None.

Item 4.              (REMOVED AND RESERVED).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NYSE Amex under the symbol “AIS.”  The following table sets forth the per share high and low closing sales prices of our common stock, as reported by the NYSE Amex, for each quarterly period during the two most recent fiscal years.

	High	Low
2010:
First Quarter	$1.55	$1.07
Second Quarter	$2.00	$1.42
Third Quarter	$1.85	$1.32
Fourth Quarter	$1.79	$1.36

2009:
First Quarter	$0.48	$0.36
Second Quarter	$1.06	$0.40
Third Quarter	$1.21	$0.76
Fourth Quarter	$1.27	$1.07

Common Shareholders

As of March 4, 2011, we had 98 shareholders of record of our common stock as well as approximately 3,000 shareholders in street name.

Dividends

We have not paid or declared any cash dividends on our common stock during the past ten years. We have no intention of paying cash dividends in the foreseeable future on our common stock.

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the Amex Composite Index and the Amex Biotechnology Stock Index weighted by market value at each measurement point. The graph covers the period beginning December 31, 2005, through December 31, 2010. The graph assumes $100 was invested in each of our Common Stock, the Amex Composite Index and the Amex Biotechnology Stock Index on December 31, 2005 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
2005
31-Dec
2006
31-Dec
2007
31-Dec
2008
31-Dec
2009
31-Dec
2010
31-Dec
Antares Pharma
Composite Index
Biotechnology Stock Index

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Antares Pharma, Inc.	$ 100.00	$ 77.42	$ 63.23	$ 23.87	$ 73.55	$109.68

Amex Composite Index	100.00	116.90	136.98	79.45	103.74	125.54

Amex Biotechnology Stock Index	100.00	110.77	115.51	95.04	138.36	190.57

Item 6.              SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our consolidated financial statements accompanying this annual report (amounts expressed in thousands, except per share amounts).

	At December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$9,848	$13,559	$13,096	$9,759	$2,706
Short-term investments	-	-	-	16,301	4,953
Working capital	5,804	8,307	7,537	21,891	5,979
Total assets	15,141	19,143	19,911	30,217	11,534
Long-term liabilities, less current maturities	1,843	2,051	5,297	7,295	3,556
Accumulated deficit	(136,974)	(130,883)	(120,592)	(107,901)	(99,322)
Total stockholders’ equity	6,627	8,851	7,243	17,499	5,080

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Product sales	$5,774	$3,506	$3,350	$3,211	$2,195
Development revenue	2,127	2,607	541	956	594
Licensing fees	2,856	1,595	1,238	3,231	1,254
Royalties	2,062	603	532	459	225
Revenues	12,819	8,311	5,661	7,857	4,268
Cost of revenues (1)	4,273	4,140	2,020	3,442	1,556

Research and development	8,803	7,903	7,866	5,362	3,778
Sales, marketing and business development	1,035	1,051	1,625	1,641	1,350
General and administrative (2)	4,734	4,911	6,348	6,058	5,861
Operating expenses	14,572	13,865	15,839	13,061	10,989
Operating loss	(6,026)	(9,694)	(12,198)	(8,646)	(8,277)
Net other income (expense)	(65)	(597)	(492)	67	177
Net loss	(6,091)	(10,291)	(12,690)	(8,579)	(8,100)
Deemed dividend to warrant holder	-	-	-	-	(99)
Net loss applicable to common shares	$(6,091)	$(10,291)	$(12,690)	$(8,579)	$(8,199)

Net loss per common share (3) (4)	$(0.07)	$(0.14)	$(0.19)	$(0.14)	$(0.16)

Weighted average number of common shares	83,170	73,489	67,233	59,605	51,582

(1)	In 2007 we recorded non-cash impairment of prepaid license discount and related charges of $1,439.
(2)	In 2007 and 2006 we recorded non-cash patent impairment charges of $296 and $139, respectively.
(3)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(4)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements in Management’s Discussion and Analysis

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below.  Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	the impact of new accounting pronouncements;

•	our expectations regarding the product development, manufacturing and partnering of Anturol®;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	our expectations regarding the year ending December 31, 2011; and

•	our ability to raise additional financing, reduce expenses or generate funds in light of our current and projected level of operations and general economic conditions.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;

•	our ability to partner Anturol®;

•	a decrease in business from our major customers and partners;

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities and our research and development capabilities;

•	our inability to obtain additional financing, reduce expenses or generate funds when necessary;

•	our inability to attract and retain key personnel;

•	adverse economic and political conditions; and

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers.

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

In the injector area, we have licensed our reusable needle-free injection device for use with hGH to Teva, Ferring and JCR.  In August 2009, we announced that Teva launched its Tjet® injector system, which uses our needle-free device to administer Teva’s Tev-Tropin® brand hGH.  Primarily as a result of the Teva launch, our product sales increased to approximately $5,800,000 in 2010 compared to $3,500,000 in 2009 and our royalties increased to approximately $2,100,000 in 2010 compared to $600,000 in 2009.  We have also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories.  In 2009, we received a payment of $4,076,375 from Teva for tooling and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to a fixed, single-dose, disposable injector product containing epinephrine using our Vibex™ auto injector platform.  In addition, we continue to support existing customers of our reusable needle-free devices for the administration of insulin in the U.S. market through distributors.

In the gel-based area, we filed an NDA in December 2010 for Anturol®, an oxybutynin ATD™ gel for the treatment of OAB.  The NDA submission was supported by a Phase 3 clinical trial.  Spending on this program was approximately $4,900,000 in 2010 and was approximately $13,800,000 over the last three years.  We also have a partnership with BioSante that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of FSD, and Elestrin® (estradiol gel) currently marketed in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

We have reported net losses of $6,091,198, $10,290,752 and $12,690,453 in the fiscal years ended 2010, 2009 and 2008, respectively.  We have accumulated aggregate net losses from the inception of business through December 31, 2010 of $136,973,795.  At December 31, 2010 we had a cash balance of $9,847,813.  In the first quarter of 2011, we received proceeds of $4,863,201 in connection with the exercise of warrants to purchase 3,242,134 shares of our common.  We believe that the combination of our current cash balance, the proceeds recently received from the exercise of warrants, our projected product sales, product development revenue, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months.

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

We have deferred significant revenue amounts ($4,922,656 at December 31, 2010) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

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

	2010	2009	2008
Product sales	$5,773,734	$3,506,510	$3,349,532
Development fees	1,496,161	5,095,125	1,481,254
Licensing fees and milestone payments	974,925	2,272,047	762,500
Royalties	2,061,703	602,816	314,189
Billings received and/or accrued per contract terms	10,306,523	11,476,498	5,907,475
Deferred billings received and/or accrued	(1,240,089)	(6,633,477)	(1,387,380)
Deferred revenue recognized	3,752,264	3,468,041	1,140,616
Total revenue as reported	$12,818,698	$8,311,062	$5,660,711

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

Each year we review patent costs for impairment and identify patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated.  No impairment charges were recognized in 2010, 2009 or 2008.  The gross carrying amount and accumulated amortization of patents, which are our only intangible assets subject to amortization, were $1,752,636 and $949,210, respectively, at

December 31, 2010 and were $1,665,519 and $923,120, respectively, at December 31, 2009. The Company’s estimated aggregate patent amortization expense for the next five years is $68,000, $80,000, $78,000, $78,000 and $78,000 in 2011, 2012, 2013, 2014 and 2015, respectively.

We have $1,095,355 of goodwill recorded as of December 31, 2010 that relates to our Minnesota operations.  We evaluate the carrying amount of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in our stock price. When evaluating whether goodwill is impaired, we compare the fair value of the Minnesota reporting unit to the carrying amount, including goodwill. If the carrying amount of the Minnesota reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota reporting unit would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

In evaluating whether the fair value of the Minnesota reporting unit was below its carrying amount, we used the market capitalization of the Company at December 31, 2010, which was approximately $143 million, to calculate an estimate of fair value of the Minnesota reporting unit.  We determined that the percentage of the total market capitalization of the Company at December 31, 2010 attributable to the Minnesota reporting unit would have to be unreasonably low before the fair value of the Minnesota reporting unit would be less than its carrying amount.  In making this determination, we evaluated the activity at the Minnesota reporting unit compared to the total Company activity, and considered the source and potential value of agreements currently in place, the source of recent product sales and development revenue growth, the source of total Company revenue and the source of cash generating activities.  After performing the market capitalization analysis and concluding that the fair value of the Minnesota reporting unit was not below its carrying amount, we determined that no further detailed determination of fair value was required.

Our evaluation of goodwill completed during 2010, 2009 and 2008 resulted in no impairment losses.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Revenues

Total revenue was $12,818,698, $8,311,062 and $5,660,711 for the years ended December 31, 2010, 2009 and 2008, respectively.

Product sales were $5,773,734, $3,506,510 and $3,349,532 for the years ended December 31, 2010, 2009 and 2008, respectively.  Product sales include sales of reusable needle-free injector devices and disposable components, and repairs. Our product sales are generated primarily from sales to Ferring and Teva.  Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  Teva launched our Tjet® needle-free device with their hGH Tev-Tropin® in the U.S. in August of 2009.  In 2010, 2009 and 2008, revenue from sales of needle-free injector devices totaled $1,613,988, $1,291,250 and $1,045,296, respectively.  Sales of disposable components in 2010, 2009 and 2008 totaled $4,052,206, $2,131,525 and $2,201,076, respectively.  The 2010 increase in device sales was due to increases in sales to Teva, Ferring and JCR.  The 2010 increase in sales of disposable components was primarily a result of an increase in sales to Teva of approximately $1,050,000 in the first full year of sales following their 2009 launch of our Tjet® device, along with an increase of approximately $790,000 in sales to Ferring.  The 2009 increase in device sales and decrease in sales of disposable components was primarily a result of the combination of first year sales to Teva and a decrease in sales to Ferring.  In 2009, device sales to Teva exceeded the decrease in device sales to Ferring, while the decrease in sales of disposable components to Ferring exceeded sales of disposable components to Teva.

Development revenue was $2,127,033, $2,606,516 and $540,557 for the years ended December 31, 2010, 2009 and 2008, respectively.  The 2010 and 2009 development revenue was primarily due to auto injector development work under a License, Development and Supply agreement with Teva originally signed in July 2006.  In 2009, in connection with an amendment to this License, Development and Supply Agreement, Teva purchased tooling in process from us that had a carrying value of approximately $1,200,000 and paid us in advance for the design, development and purchase of additional tooling and automation equipment.  We received a payment under this amendment in the amount of $4,076,375, all of which was initially recorded as deferred revenue.  Approximately $1,400,000 and $1,600,000 of the development revenue recognized in 2010 and 2009, respectively, was related to work done under this Teva agreement, as amended.  In 2010, approximately $250,000 of revenue was recognized in connection with a pen injector development program with Teva.  The balance of the revenue in 2010 and 2009 and nearly all of the 2008 revenue was attributable primarily to projects related to our proprietary ATD™ gel technology.

Licensing revenue was $2,856,228, $1,595,220 and $1,238,211 for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 licensing revenue was primarily due to recognition of revenue deferred in 2009 under an Exclusive License Agreement with Ferring, along with a sales based milestone payment from Teva and milestone payments received from BioSante.  Licensing revenue recognized in 2010 and 2009 included approximately $75,000 and $350,000, respectively, that had been previously deferred and represents a portion of payments received from Teva under a License, Development and Supply Agreement for a product utilizing our auto injector technology.  This revenue was recognized as a result of adopting a new revenue recognition accounting standard, as described in Note 12 to the consolidated financial statements.  The licensing revenue in 2009 also included a milestone payment received from Teva in connection with Teva’s launch of our Tjet needle-free device with their hGH Tev-Tropin®.  In addition, in 2009 we recognized licensing revenue of approximately $315,000 in connection with a License Agreement with Ferring executed in November 2009, described in more detail in Note 11 to the consolidated financial statements, which included an upfront payment and milestone payments.  Also in 2009, approximately $338,000 of a previously deferred license fee related to our oral disintegrating tablet technology was recognized after the customer terminated the agreement due to technical challenges with their drug molecule.  The licensing revenue in 2008 included $462,500 received under a sublicense arrangement related to an existing license agreement with BioSante related to Elestrin®.  The remaining licensing revenue in each year is primarily due to recognizing portions of previously deferred amounts related to upfront license fees or milestone payments received under various agreements.

Royalty revenue was $2,061,703, $602,816 and $532,411 for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in royalties in 2010 was due primarily to first year royalties of $1,404,053 received from Teva in connection with sales of their hGH Tev-Tropin®.  Nearly all remaining royalty revenue in 2010 and nearly all royalty revenue in years prior to 2010 was generated under the license agreement with Ferring described in more detail in Note 11 to the consolidated financial statements.  Royalties from Ferring are earned on device sales and under a provision in the Ferring agreement in which royalties are triggered by the achievement of certain quality standards.  Royalty revenue in each year also included royalties from JCR on sales of hGH and royalties from BioSante on sales of Elestrin®.

Cost of Revenues and Gross Margins

The costs of product sales are primarily related to reusable injection devices and disposable components. Cost of product sales were $2,799,253, $1,813,385 and $1,889,317 for the years ended December 31, 2010, 2009 and 2008, respectively, representing gross margins of 52%, 48% and 44%, respectively.  Approximately 3% of the gross margin increase in 2010 from 2009 was due to a higher sales volume absorbing overhead costs that were approximately the same each year and 1% of the gross margin increase was due to increased selling prices.  The gross margin increase in 2009 from 2008 was primarily due to a 2.8% change resulting from an inventory write-down in 2008, along with a combined impact of 1.2% relating to other factors including selling price increases, changes in the mix of products sold, and variations in exchange rates between the Euro and U.S. Dollar which can affect our gross margins realized on a portion of our product sales to Ferring.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred.  Cost of development revenue was $1,473,957, $2,326,449 and $130,268 for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 and 2009 development costs were primarily related to a License, Development and Supply Agreement with Teva for a product utilizing our auto injector technology.   Approximately $246,000 and $615,000 of the development costs in 2010 and 2009, respectively, were costs deferred prior to 2009 and recognized after adoption of the new revenue recognition accounting standard, as described in Note 12 to our consolidated financial statements.  Development costs that were being deferred in connection with the Teva agreement were related to both licensing and development revenue that had been deferred.  An additional $1,000,000 and $1,300,000 of development costs were recognized in 2010 and 2009, respectively, in connection with revenue recognized related to the Teva agreement.  The remaining development costs in 2010 were costs recognized in connection with revenue recognized under a pen injector development program with Teva and projects related to our proprietary ATD™ gel technology.  The remaining development costs in 2009 and the development costs in 2008 were attributable primarily to projects related to our proprietary ATD™ gel technology.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development.  Our most significant projects currently include the following:

•	Anturol® oxybutynin gel for treatment of OAB;
•	Vibex™ auto injector for delivery of epinephrine for emergency treatment of allergic reactions; and
•	Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.

Research and development expenses were $8,802,502, $7,902,486 and $7,866,499 for the years ended December 31, 2010, 2009 and 2008.  While we are typically engaged in research and development activities involving each of our drug delivery platforms, over 75% of the total research and development expenses in each year were generated in connection with projects related to our transdermal gel products, primarily Anturol®.  Expenses associated with the Anturol® Phase III study were approximately $4,900,000, $5,200,000 and $3,800,000 in the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in total research and development expenses in 2010 compared to 2009 was due primarily to our Vibex™ MTX development program, other internally funded auto injector development projects and increases in personnel costs due to the addition of two employees.  The 2010 expenses were partially offset by the receipt of approximately $430,000 from the qualifying therapeutic discovery grant program under section 48D of the internal revenue code.  Although the total research and development expense in 2009 increased only slightly compared to 2008, the costs directly associated with the Phase III study of Anturol® increased by approximately $1,400,000, while costs associated with certain other projects decreased.

Sales, Marketing and Business Development

Sales, marketing and business development expenses were $1,035,017, $1,051,030 and $1,624,599 for the years ended December 31, 2010, 2009 and 2008. In 2010, decreases in business development expenses in connection with our Swiss operations as a result of the transaction with Ferring at the end of 2009 were offset by the addition of a senior level business development employee in January of 2010.  The decrease in 2009 is primarily due to reductions in payroll costs associated with headcount reductions.

General and Administrative

General and administrative expenses were $4,734,427, $4,911,356 and $6,347,997 for the years ended December 31, 2010, 2009 and 2008.  Expense decreases associated with the Swiss operations as a result of the transaction with Ferring at the end of 2009 of approximately $400,000 were partially offset by increases in other payroll expenses and directors’ compensation.  The decrease in 2009 compared to 2008 was mainly due to the expense in 2008 associated with a separation agreement with our former Chief Executive Officer, and the hiring of the new Chief Executive Officer in October 2008.  The decrease in 2009 compared to 2008 was also impacted by a decrease in overhead costs and patent related expenses.

Other Income (Expense)

Other expense, net, was ($64,740), ($597,108) and ($492,484) for the years ended December 31, 2010, 2009 and 2008.  The 2010 net expense was primarily due to $85,994 of expense that was recognized upon dissolution of one of our foreign subsidiaries in connection with removing the applicable cumulative translation adjustment from other comprehensive income.  In 2009, interest income decreased to $27,270 from $553,061 in 2008, due to a reduction in market interest rates received on invested funds and a lower average cash balance.  Interest expense decreased in 2009 to $633,459 from $1,021,675 in 2008 due primarily to a lower average principal balance of our credit facility in 2009 compared to 2008 and due to the retirement of our credit facility in 2009.

Liquidity and Capital Resources

We have reported net losses of $6,091,198, $10,290,752 and $12,690,453 in the fiscal years ended 2010, 2009 and 2008.  We have accumulated aggregate net losses from the inception of business through December 31, 2010 of $136,973,795.   We have not historically generated, and do not currently generate, enough revenue to provide the cash needed  to support our operations, and have continued to operate primarily by raising capital and incurring debt.  In order to better position ourselves to take advantage of potential growth opportunities and to fund future operations, during 2009 we raised additional capital and took steps to reduce our monthly cash obligations.

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

In 2010, we received proceeds of $2,463,419 in connection with exercises of options and warrants to purchase shares of our common stock, which resulted in the issuance of 2,176,785 shares of our common stock.

In the first quarter of 2011, we received proceeds of $4,863,201 in connection with the exercise of warrants to purchase 3,242,134 shares of our common stock.  These warrants had an exercise price of $1.50 and were exercised prior to their expiration date of March 2, 2011.  There were 3,502,016 warrants with an exercise price of $1.50 that expired unexercised on March 2, 2011.

At December 31, 2010 we had cash and cash equivalents of $9,847,813.  We believe that the combination of our current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 12 months.  We do not currently have any bank credit lines.  In the future, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects and sales, marketing and business development activities.  Net cash used in operating activities was $6,079,370, $5,099,560 and $10,324,412 for the years ended December 31, 2010, 2009 and 2008.  Net operating cash outflows were primarily the result of net losses of $6,091,198, $10,290,752 and $12,690,453 in 2010, 2009 and 2008, adjusted by noncash expenses and changes in operating assets and liabilities.

In 2010, the net loss decreased by $4,199,554 to $6,091,198 from $10,290,752 in 2009 primarily as a result of an increase in product gross profit of $1,281,356, licensing and development gross profit of $1,634,017, and royalties of $1,458,887.

In 2009, the net loss decreased by $2,399,701 to $10,290,752 from $12,690,453 in 2008 primarily as a result of an increase in gross profit of $530,102 and decreases in general and administrative expenses of $1,436,641 and sales marketing and business development expenses of $573,569.

Noncash expenses totaled $1,556,824, $1,554,876 and $1,713,321 in 2010, 2009 and 2008.  In 2010, a decrease in amortization of debt discount and issuance costs of $206,519 was offset by increases in stock based compensation of $118,698 and loss on dissolution of foreign subsidiary of $85,994.  The decrease in 2009 compared to 2008 was primarily due to reductions in depreciation and amortization of $56,936 and amortization of debt discount and issuance costs of $63,028 and a gain on disposal of equipment, molds, furniture and fixtures of $70,506.

In 2010, the change in operating assets and liabilities used cash of $1,544,996.  This use of cash was mainly due to a decrease in deferred revenue of $2,438,733, partially offset by an increase in accrued expenses and other current liabilities of $716,160 and changes in other operating assets and liabilities of $196,629.  Deferred revenue decreased primarily due to recognition of amounts received from Teva and Ferring in 2009 which had been recorded as deferred revenue at the end of 2009.  Accrued expenses and other current liabilities increased primarily due to timing of normal operating activities.

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

Net Cash Provided by (Used in) Investing Activities

In 2010, cash used in investing activities was $182,916, consisting of additions to patent rights of $122,720, purchases of equipment, molds, furniture and fixtures of $89,293, and net of proceeds from sales of equipment, molds, furniture and fixtures of $29,097.  In 2009, cash used in investing activities was $12,584, consisting of additions to patent rights of $176,541, purchases of equipment, molds, furniture and fixtures of $11,043, and net of proceeds from sales of equipment, molds, furniture and fixtures of $175,000.  Investing activities in 2008 were comprised primarily of short-term investment purchases and maturities.  All short-term investments were commercial paper or U.S. government agency discount notes that matured within six to twelve months of purchase and were classified as held-to-maturity because we had the positive intent and ability to hold the securities to maturity.   In 2008, as short term investments matured, the proceeds of $16,015,057 were either used to fund operations or were invested in a money market account with an interest rate that equaled or exceeded interest rates available on most short-term investments as market interest rates were decreasing during the year.  Investing activities in 2008 also included additions to patent rights of $177,425 and purchases of equipment, molds, furniture and fixtures of $1,379,344.  The 2008 purchases of equipment, molds, furniture and fixtures were primarily for tooling and production equipment related to commercial injector device deals with Teva.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities totaled $2,463,419, $5,606,808 and $(808,641) for the years ended December 31, 2010, 2009 and 2008.  In 2010, we received proceeds from exercise of warrants and stock options of $2,463,419.  In 2009, we received net proceeds of $10,527,650 from the sale of common stock and warrants, we made payments on long term debt of $5,026,464 and we received $105,622 from the exercise of warrants and stock options.  In 2008, principal payments on long term debt totaled $2,128,591 and proceeds received from the exercise of warrants totaled $1,319,950.

Our contractual cash obligations at December 31, 2010 are associated with operating leases and are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total contractual cash obligations	$581,463	$187,371	$252,907	$141,185	$-

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Research and Development Programs

During 2010, our research and development activities were primarily related to Anturol® and device development projects.

Anturol®.  In December 2010 we filed a NDA with the FDA for Anturol® Gel for the treatment of OAB (overactive bladder).  In July 2010, we completed a Phase III pivotal trial designed to evaluate the efficacy of Anturol® when administered topically once daily for 12 weeks in patients predominantly with urge incontinence episodes. The randomized, double-blind, parallel, placebo-controlled, multi-center trial involved approximately 600 patients (200 per arm) using two dose strengths (selected from a Phase II clinical trial) versus a placebo.  In addition, an Open Label Extension study evaluating long term safety was completed in the fourth quarter of 2010.  There is no assurance that the FDA will accept our NDA or that the FDA will ultimately approve Anturol®, and without FDA approval we cannot market or sell Anturol® in the U.S.

We have also incurred significant costs related to Anturol® manufacturing development.  We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical and commercial quantities of Anturol®.  With Patheon, we have completed limited commercial scale up activities associated with Anturol® manufacturing.

As of December 31, 2010, we have incurred total external costs of approximately $17,800,000 in connection with our Anturol® research and development, of which approximately $4,900,000 was incurred in 2010.

We intend to seek a marketing partner to commercially launch Anturol® if approved by the FDA.  To date, we have not entered into an agreement with a marketing partner.

Device Development Projects.  We are engaged in research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for use with epinephrine and an undisclosed product and for our pen injector device for two undisclosed products.  We are also developing a Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.  Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes.  The auto injectors are in the advanced commercial stage of development.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The disposable pen is in the early stage of development where devices are being evaluated in clinical studies.  Our development programs consist of the determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.

In the second quarter of 2010 we entered into an agreement with Uman Pharma under which both companies will invest jointly to develop and commercialize Vibex™ MTX.  We will lead the clinical development program and FDA regulatory submissions, and will retain rights to commercialize the Vibex™ MTX product outside of Canada. Uman Pharma will perform formulation development and manufacturing activities to support the registration of Vibex™ MTX and supply methotrexate in prefilled syringes to us for the U.S. market.  Uman Pharma received an exclusive license to commercialize the Vibex™ MTX product in Canada. The companies intend to work together to commercialize the Vibex™ MTX product in other territories.

As of December 31, 2010, we have incurred total external costs of approximately $6,400,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $2,000,000 was incurred in 2010.  Of this amount, approximately $700,000 was incurred in connection with our Vibex™ MTX development program.  We expect spending on this program to be approximately $2,000,000 in 2011.  As of December 31, 2010, approximately $4,400,000 of the total costs of $6,400,000 was initially deferred, of which approximately $3,100,000 has been recognized as cost of sales and $1,300,000 remains deferred.  This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2011, but the timing and extent of near-term future development will be dependent on certain decisions made by Teva.  In 2009, we received a payment from Teva in the amount of $4,076,375 in connection with an amendment to a License, Development and Supply Agreement signed in July 2006 related to a fixed, single-dose, disposable injector product containing epinephrine using our Vibex™ auto injector platform. Although this payment and certain upfront and milestone payments have been received from Teva, there have been no commercial sales from the auto injector or pen injector programs, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

Other research and development costs.  In addition to the Anturol® project and Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects.  Total other research and development costs were approximately $3,200,000 for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

       In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The recent guidance discusses the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  This guidance is effective for us on January 1, 2011.  We are currently evaluating the impact, if any; this guidance will have our consolidated financial statements.

Item 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with the licensing agreement entered into in January 2003 with Ferring, which established pricing in Euros for products sold under the supply agreement and for all royalties.  In March 2007, we amended the 2003 agreement with Ferring, establishing prices in U.S. dollars rather than Euros for certain products, reducing the exchange rate risk.  Most of our sales and licensing fees are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. Because exposure increases as intercompany balances grow, we will continue to evaluate the need to initiate hedging programs to mitigate the impact of foreign exchange rate fluctuations on intercompany balances. The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2010, 2009 and 2008 was not material.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Antares Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As disclosed in notes 2 and 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2009-13 Revenue Arrangements with Multiple Deliverables, in the third quarter of 2009 with retrospective application to January 1, 2009.

/s/ KPMG LLP

Minneapolis, Minnesota

March 14, 2011

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$9,847,813	$13,559,088
Accounts receivable	1,245,560	1,542,272
Inventories	272,463	329,553
Deferred costs	915,689	963,053
Prepaid expenses and other current assets	193,985	155,255
Total current assets	12,475,510	16,549,221

Equipment, molds, furniture and fixtures, net	327,535	317,310
Patent rights, net	803,426	742,399
Goodwill	1,095,355	1,095,355
Deferred costs	408,250	408,250
Other assets	31,226	30,838

Total Assets	$15,141,302	$19,143,373

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,773,259	$1,882,158
Accrued expenses and other liabilities	1,818,769	1,048,619
Deferred revenue	3,080,062	5,311,516
Total current liabilities	6,672,090	8,242,293

Deferred revenue – long term	1,842,594	2,050,550
Total liabilities	8,514,684	10,292,843

Stockholders’ Equity:
Preferred Stock: $0.01 par; authorized 3,000,000 shares, none outstanding	-	-
Common Stock: $0.01 par; authorized 150,000,000 shares;
84,157,865 and 81,799,541 issued and outstanding at
December 31, 2010 and 2009, respectively	841,579	817,995
Additional paid-in capital	143,318,671	139,614,459
Accumulated deficit	(136,973,795)	(130,882,597)
Accumulated other comprehensive loss	(559,837)	(699,327)
	6,626,618	8,850,530
Total Liabilities and Stockholders’ Equity	$15,141,302	$19,143,373

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Revenue:
Product sales	$5,773,734	$3,506,510	$3,349,532
Development revenue	2,127,033	2,606,516	540,557
Licensing revenue	2,856,228	1,595,220	1,238,211
Royalties	2,061,703	602,816	532,411
Total revenue	12,818,698	8,311,062	5,660,711

Cost of revenue:
Cost of product sales	2,799,253	1,813,385	1,889,317
Cost of development and licensing revenue	1,473,957	2,326,449	130,268
Total cost of revenue	4,273,210	4,139,834	2,019,585
Gross profit	8,545,488	4,171,228	3,641,126

Operating expenses:
Research and development	8,802,502	7,902,486	7,866,499
Sales, marketing and business development	1,035,017	1,051,030	1,624,599
General and administrative	4,734,427	4,911,356	6,347,997
	14,571,946	13,864,872	15,839,095

Operating loss	(6,026,458)	(9,693,644)	(12,197,969)

Other income (expense):
Interest income	30,675	27,270	553,061
Interest expense	(4,464)	(633,459)	(1,021,675)
Foreign exchange gains (losses)	(31,525)	(40,861)	17,001
Other, net	(59,426)	49,942	(40,871)
	(64,740)	(597,108)	(492,484)

Net loss	$(6,091,198)	$(10,290,752)	$(12,690,453)

Basic and diluted net loss per common share	$(0.07)	$(0.14)	$(0.19)

Basic and diluted weighted average common shares outstanding	83,170,297	73,488,507	67,232,889

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2008, 2009 and 2010

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2007	65,529,666	$655,296	$125,430,653	$(107,901,392)	$(685,266)	$17,499,291
Exercise of warrants	2,400,000	24,000	1,295,950	-	-	1,319,950
Stock-based compensation	120,000	1,200	1,199,602	-	-	1,200,802
Net loss	-	-	-	(12,690,453)	-	(12,690,453)
Translation adjustments	-	-	-	-	(86,325)	(86,325)
Comprehensive loss	-	-	-	-	-	(12,776,778)
December 31, 2008	68,049,666	680,496	127,926,205	(120,591,845)	(771,591)	7,243,265
Issuance of common stock	13,352,273	133,523	10,394,127	-	-	10,527,650
Exercise of warrants and options	152,082	1,521	104,101	-	-	105,622
Stock-based compensation	245,520	2,455	1,190,026	-	-	1,192,481
Net loss	-	-	-	(10,290,752)	-	(10,290,752)
Translation adjustments	-	-	-	-	72,264	72,264
Comprehensive loss	-	-	-	-	-	(10,218,488)
December 31, 2009	81,799,541	817,995	139,614,459	(130,882,597)	(699,327)	8,850,530
Exercise of warrants and options	2,176,785	21,769	2,441,650	-	-	2,463,419
Stock-based compensation	181,539	1,815	1,262,562	-	-	1,264,377
Net loss	-	-	-	(6,091,198)	-	(6,091,198)
Dissolution of foreign subsidiary					85,994	85,994
Translation adjustments	-	-	-	-	53,496	53,496
Comprehensive loss	-	-	-	-	-	(5,951,708)
December 31, 2010	84,157,865	$841,579	$143,318,671	$(136,973,795)	$(559,837)	$6,626,618

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(6,091,198)	$(10,290,752)	$(12,690,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on dissolution of foreign subsidiary	85,994	-	-
Depreciation and amortization	188,750	226,384	283,320
Gain on sale of equipment, molds, furniture and fixtures	(29,097)	(70,506)	-
Stock-based compensation expense	1,311,177	1,192,479	1,160,454
Amortization of debt discount and issuance costs	-	206,519	269,547
Changes in operating assets and liabilities:
Accounts receivable	214,279	(239,440)	(853,964)
Inventories	57,090	(147,515)	(56,629)
Prepaid expenses and other current assets	(40,338)	130,761	659,726
Deferred costs	47,364	1,099,072	(740,276)
Other assets	(9)	147,734	(562)
Accounts payable	(100,809)	(201,161)	1,195,006
Accrued expenses and other current liabilities	716,160	(324,412)	(105,298)
Deferred revenue	(2,438,733)	3,171,277	554,717
Net cash used in operating activities	(6,079,370)	(5,099,560)	(10,324,412)

Cash flows from investing activities:
Proceeds from maturity of short-term investments	-	-	16,015,057
Proceeds from sales of equipment, molds, furniture and fixtures	29,097	175,000	-
Additions to patent rights	(122,720)	(176,541)	(177,425)
Purchases of equipment, molds, furniture and fixtures	(89,293)	(11,043)	(1,379,344)
Net cash provided by (used in) investing activities	(182,916)	(12,584)	14,458,288

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	10,527,650	-
Proceeds from exercise of warrants and stock options	2,463,419	105,622	1,319,950
Principal payments on notes payable	-	(5,026,464)	(2,128,591)
Net cash provided by (used in) financing activities	2,463,419	5,606,808	(808,641)

Effect of exchange rate changes on cash and cash equivalents	87,592	(31,874)	12,139

Net increase (decrease) in cash and cash equivalents	(3,711,275)	462,790	3,337,374
Cash and cash equivalents:
Beginning of year	13,559,088	13,096,298	9,758,924
End of year	$9,847,813	$13,559,088	$13,096,298

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

In the gel-based area, in December 2010 the Company filed an NDA for its lead product candidate, Anturol®, an oxybutynin ATD™ gel for the treatment of OAB (overactive bladder).  The Company also has a partnership with BioSante Pharmaceuticals, Inc. (“BioSante”) that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of female sexual dysfunction (FSD), and Elestrin® (estradiol gel) currently marketed in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

2.      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its two wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  In December 2010 the Company dissolved one of its three wholly-owned subsidiaries, which had an insignificant impact on the consolidated financial statements in 2010 and in prior years.

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

Foreign Currency Translation

The majority of the foreign subsidiaries revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, the Company has determined that the Swiss Franc is the functional currency for its foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity.  In December 2010, the Company dissolved one of its foreign subsidiaries and recognized approximately $86,000 of expense in connection with removing the applicable cumulative translation adjustment from other comprehensive income.  Sales to certain customers by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in the statements of operations.

Cash Equivalents

The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  The Company’s accounts receivable balance is typically due from its large pharmaceutical customers such as Teva, Ferring and JCR, and at December 31, 2010, over 93% of the accounts receivable balance was due from these three organizations.  These companies have historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company recorded no bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was $10,000 at December 31, 2010 and 2009.

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

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Certain equipment and furniture held under capital leases is classified in equipment, molds, furniture and fixtures and is amortized using the straight-line method over the lesser of the lease term or estimated useful life, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.  Depreciation expense was $79,908, $135,411 and $158,864 for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill

The Company has $1,095,355 of goodwill recorded as of December 31, 2010 that relates to the Minnesota reporting unit.  The Company evaluates the carrying amount of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the Minnesota reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is impaired, the Company compares the fair value of the Minnesota operations to the carrying amount, including goodwill. If the carrying amount of the Minnesota reporting unit exceeded its fair value, then the amount of the impairment loss would be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota reporting unit would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

In evaluating whether the fair value of the Minnesota reporting unit was below its carrying amount, the Company used the market capitalization of the Company at December 31, 2010, which was approximately $143 million, to calculate an estimate of fair value of the Minnesota reporting unit.  The Company determined that the percentage of the total market capitalization of the Company at December 31, 2010 attributable to the Minnesota reporting unit would have to be unreasonably low before the fair value of the Minnesota reporting unit would be less than its carrying amount.  In making this determination, the Company evaluated the activity at the Minnesota reporting unit compared to the total Company activity, and considered the source and potential value of agreements currently in place, the source of recent product sales and development revenue growth, the source of total Company revenue and the source of cash generating activities.  After performing the market capitalization analysis and concluding that the fair value of the Minnesota reporting unit was not below its carrying amount, the Company determined that no further detailed determination of fair value was required.

The Company’s evaluation of goodwill completed during 2010, 2009 and 2008 resulted in no impairment losses.

Patent Rights

The Company capitalizes the cost of obtaining patent rights. These capitalized costs are being amortized on a straight-line basis over periods ranging from five to fifteen years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $108,842, $99,313 and $124,455, respectively.

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

Each year the Company reviews patent costs for impairment and identifies patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated.  No impairment charges were recognized in 2010, 2009 or 2008.  The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, were $1,752,636 and $949,210, respectively, at December 31, 2010 and were $1,665,519 and $923,120, respectively, at December 31, 2009. The Company’s estimated aggregate patent amortization expense for the next five years is $68,000, $80,000, $78,000, $78,000 and $78,000 in 2011, 2012, 2013, 2014 and 2015, respectively.

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

Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement.  In the third quarter of 2009, the Company elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”).  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables.  It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available.  As a result of adoption of ASU 2009-13, deferred revenues and deferred costs associated with one License, Development and Supply Agreement with Teva are being recognized as revenues and expenses earlier than would otherwise have occurred.  Revenues and expenses generated in connection with future multiple element arrangements will likely often be recognized over shorter periods than would have occurred prior to adoption of ASU 2009-13.  The impact of adoption of ASU 2009-13 is discussed further in Note 12 to the consolidated financial statements.

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

At December 31, 2010, $4,922,656 of non-refundable cash payments received have been recorded as deferred revenue in cases where the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

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

Stock-based instruments granted to nonemployees are recorded at their fair value on the measurement date.

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

	Balance at Beginning of Year	Provisions	Claims	Balance at End of Year
2010	$20,000	$3,210	$(3,210)	$20,000
2009	$20,000	$13,129	$(13,129)	$20,000

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

Potentially dilutive securities at December 31, 2010, 2009 and 2008, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	2010	2009	2008
Stock options and warrants	25,342,935	26,635,093	26,268,701

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements to disclose separately information about purchases, sales, issuances and settlements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures will be effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

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

The Company has reported net losses of $6,091,198, $10,290,752 and $12,690,453 in the fiscal years ended 2010, 2009 and 2008, respectively, and the Company has accumulated aggregate net losses from the inception of business through December 31, 2010 of $136,973,795.  The Company has not historically generated sufficient revenue to provide the cash needed  to support operations, and has continued to operate primarily by raising capital and incurring debt.

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

 At December 31, 2010, the Company had cash and cash equivalents of $9,847,813.  The Company believes that the combination of the current cash and cash equivalents balance and the projected product sales, product development revenue, license revenues, milestone payments and royalties will provide sufficient funds to support operations for at least the next 12 months.

4.	Composition of Certain Financial Statement Captions

	December 31,	December 31,
	2010	2009
Inventories:
Raw material	$231,424	$250,718
Finished goods	41,039	78,835
	$272,463	$329,553
Equipment, molds, furniture and fixtures:
Furniture, fixtures and office equipment	$749,216	$713,809
Production molds and equipment	1,365,137	1,348,701
Molds and tooling in process	146,245	105,800
Less accumulated depreciation	(1,933,063	(1,851,000)
	$327,535	$317,310
Patent rights:
Patent rights	$1,752,636	$1,665,519
Less accumulated amortization	(949,210	(923,120)
	$803,426	$742,399
Accrued expenses and other liabilities:
Accrued employee compensation and benefits	$628,887	$490,773
Accrued clinical trial costs	649,207	15,000
Other liabilities	540,675	542,846
	$1,818,769	$1,048,619

5.	Notes Payable

In September 2009, the remaining balance of the Company’s credit facility was paid off with the proceeds from the sale of common stock and warrants.  Total interest expense related to the credit facility was $620,304 and $996,832 in 2009 and 2008, respectively, of which $206,519 and $269,546 in 2009 and 2008, respectively, was noncash interest consisting of amortization of debt discount and debt issuance costs.

6.      Leases

The Company has non-cancelable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Minneapolis, MN.  The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment and furniture under various operating leases.  The Company had no equipment under capital leases at December 31, 2010 or 2009, as these leases were assumed by Ferring in the Asset Purchase Agreement discussed in Note 11 to the consolidated financial statements.

Rent expense, net, incurred for the years ended December 31, 2010, 2009 and 2008 was $228,087, $378,425 and $395,031, respectively.

Future minimum lease payments under operating leases as of December 31, 2010 were as follows:

Amount
2011	$178,442
2012	88,577
2013	81,470
2014	82,859
2015	84,248
Thereafter	56,937
Total future minimum lease payments	$572,533

7.      Income Taxes

The Company incurred losses for both book and tax purposes for all applicable jurisdictions in each of the years in the three-year period ended December 31, 2010, and, accordingly, no income taxes were provided. The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2010. Effective tax rates differ from statutory income tax rates in the years ended December 31, 2010, 2009 and 2008 as follows:

	2010	2009	2008
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.1)	(0.3)	(0.4)
Valuation allowance increase	18.3	4.6	17.2
Effect of foreign operations	(0.9)	17.4	16.4
Expiration of unused net operating loss and credit carryforwards	21.2	10.2	1.7
Nondeductible items	(0.7)	1.9	1.7
Other	(1.8)	0.2	(2.6)
	0.0%	0.0%	0.0%

Deferred tax assets as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Net operating loss carryforward – U.S.	$16,839,000	$16,060,000
Net operating loss carryforward – Switzerland	7,358,000	7,261,000
Research and development tax credit carryforward	1,209,000	909,000
Deferred revenue	1,459,000	785,000
Depreciation and amortization	81,000	119,000
Stock-based compensation	1,328,000	1,189,000
Other	823,000	876,000
	29,097,000	27,199,000
Less valuation allowance	(29,097,000)	(27,199,000)
	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $29,097,000 and $27,199,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $1,898,000 and $719,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2010, of approximately $45,500,000, which, subject to limitations of Internal Revenue Code Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2011 through 2030, with approximately $10,710,000 expiring over the next three years. Additionally, the Company has a research credit carryforward of approximately $1,209,000. These credits expire in years 2011 through 2030.

The Company also has a Swiss net operating loss carryforward at December 31, 2010, of approximately $54,500,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2011 through 2017, with approximately $22,758,000 expiring over the next three years.

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

As of December 31, 2010 and 2009, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to federal examinations for the years 2007 forward. There are no tax examinations currently in progress.

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

Warrant and stock option exercises during 2010, 2009 and 2008 resulted in proceeds of $2,463,419, $105,622 and $1,319,950, respectively, and in the issuance of 2,176,785, 152,082 and 2,400,000 shares of common stock, respectively.

Stock Options and Warrants

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of the options range from three to eleven years and they vest in varying periods.  During 2010, the shareholders approved an amendment to the Plan to increase the maximum number of shares authorized for issuance by 1,500,000 to 11,500,000 from 10,000,000.  As of December 31, 2010, the Plan had 1,430,882 shares available for grant.  The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below.  Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of December 31, 2010 and the changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2009	8,339,684	1.13
Granted/Issued	1,277,487	1.51
Exercised	(1,566,435)	0.99		772,006
Cancelled	(392,860)	2.00
Outstanding at December 31, 2010	7,657,876	1.18	7.2	4,514,194
Exercisable at December 31, 2010	5,559,083	1.19	6.5	3,332,001

As of December 31, 2010, there was approximately $1,100,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock option expense recognized in 2010, 2009 and 2008 was approximately $952,000, $973,000 and $1,076,000, respectively.    In 2010, 2009 and 2008, expense included approximately $62,000, $54,000 and $65,000, respectively, recognized due to modifications of option terms for employees whose employment with the Company ended in those years.  The per share weighted average fair value of options granted during 2010, 2009 and 2008 was estimated as $0.78, $0.52, $0.40, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2010	2009	2008
Risk-free interest rate	1.7%	2.2%	2.9%
Annualized volatility	60.0%	72.0%	70.0%
Weighted average expected life, in years	5.0	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%

Stock option and warrant activity is summarized as follows:

	Options		Warrants
	Number of	Weighted	Number of	Weighted
	Shares	Average Price	Shares	Average Price
Outstanding at December 31, 2007	5,582,391	1.58	23,141,021	1.49
Granted/Issued	3,477,023	0.66	-	-
Exercised	-	-	(2,400,000)	0.55
Cancelled	(1,002,758)	1.55	(2,528,976)	1.19
Outstanding at December 31, 2008	8,056,656	1.19	18,212,045	1.65
Granted/Issued	1,245,936	0.90	5,500,909	1.02
Exercised	(72,082)	0.77	(80,000)	1.00
Cancelled	(890,826)	1.38	(5,337,545)	1.27
Outstanding at December 31, 2009	8,339,684	1.13	18,295,409	1.56
Granted/Issued	1,277,487	1.51	-	-
Exercised	(1,566,435)	0.99	(610,350)	1.50
Cancelled	(392,860)	2.00	-	-
Outstanding at December 31, 2010	7,657,876	1.18	17,685,059	1.56

The following table summarizes information concerning currently outstanding and exercisable options and warrants by price range at December 31, 2010:

	Outstanding			Exercisable
Price Range	Number of Shares Outstanding	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Option Plans:
$0.37 to 0.53	1,846,094	8.0	$0.49	1,416,372	$0.49
0.70 to 0.96	1,214,190	7.5	0.84	995,869	0.84
1.01 to 1.50	2,242,259	7.0	1.25	1,561,509	1.28
1.51 to 1.77	2,186,619	7.1	1.61	1,416,619	1.64
4.56	168,714	0.9	4.56	168,714	4.56
	7,657,876	7.2	1.18	5,559,083	1.19

Warrants:
$0.80 to 1.15	6,140,909	3.3	1.00	6,140,909	1.00
1.50	6,744,150	0.2	1.50	6,744,150	1.50
2.00	3,800,000	1.5	2.00	3,800,000	2.00
3.78	1,000,000	2.5	3.78	1,000,000	3.78
	17,685,059	1.7	1.56	17,685,059	1.56
Total Options &
Warrants	25,342,935	3.4	1.45	23,244,142	1.47

In the first quarter of 2011, 3,242,134 warrants with an exercise price of $1.50 were exercised resulting in proceeds to the Company of $4,863,201.  The remaining 3,502,016 warrants with an exercise price of $1.50 expired unexercised.

Stock Awards

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded up to approximately 1,530,000 shares of common stock upon the occurrence of various triggering events.  Of these shares, 57,954, 135,227 and 22,727 were awarded in 2010, 2009 and 2008, respectively.  At December 31, 2010, 539,727 shares remain as potential awards.  A total of approximately $104,000, $133,000 and $11,000 in compensation expense was recorded in 2010, 2009 and 2008, respectively, in connection with the shares awarded and others considered probable of achievement.

In 2010, five members of executive management received stock awards totaling 170,768 shares of common stock.  Of these shares, 25,000 vested immediately, 25,000 will vest on February 22, 2011 and 120,768 will vest on February 22, 2013.  In 2008, four executive management members received stock awards totaling 180,000 shares of common stock which vest in equal annual installments over a three year period.  Of these shares, 60,000 vested in 2010 and 60,000 vested in 2009.  Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date.  The fair value of the stock awards is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.  Expense recognized in connection with these awards was approximately $153,000, $49,000 and $28,000 in 2010, 2009 and 2008, respectively.  As of December 31, 2010, there was approximately $152,000 of total unrecognized compensation cost related to nonvested stock awards that is expected to be recognized over a weighted average period of approximately 1.7 years.  The per share weighted average fair value of the shares granted in 2010 and 2008 was $1.30 and $0.82, respectively.

In addition to the shares granted to executive management, in 2010, 2009 and 2008 a total of 71,563, 48,019 and 35,294 shares of common stock, respectively, were granted to directors and employees as part of annual compensation or bonuses.  Expense recognized in connection with these shares was $102,575, $37,125 and $22,500 in 2010, 2009 and 2008, respectively.

9.        Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their annual compensation into the plan up to the IRS annual limits. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. For the years ended December 31, 2010, 2009 and 2008, the Company elected to make contributions to the plan totaling $92,153, $72,537 and $61,180, respectively.

10.      Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2010, 2009 and 2008 was $4,464, $476,907 and $677,456, respectively.

11.      License Agreements

Teva License Development and Supply Agreements

In December 2007, the Company entered into a license, development and supply agreement with Teva under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold are to be received by the Company under certain circumstances.   Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting.  Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period.  In January 2011, this license, development and supply agreement was amended.  The Company has determined that the changes to the agreement as a result of the amendment are a material modification to the agreement.  Because the agreement was materially modified, the Company is re-evaluating the accounting under ASU 2009-13, which will impact the Company’s financial results for 2011.

In September 2006, the Company entered into a Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its needle-free delivery device requirements from Antares for hGH to be marketed in the United States. Antares received an upfront cash payment, and will receive milestone fees and a royalty payment on Teva’s net sales, as well as a purchase price for each device sold.  The upfront payment was recognized as revenue over the development period.  The milestone fees and royalties will be recognized as revenue when earned.  In 2009, Teva launched the Company’s Tjet needle-free device with their hGH Tev-Tropin®.  In 2010 and 2009, the Company received milestone payments from Teva in connection with this agreement.

In July 2006, the Company entered into an exclusive License Development and Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from Antares for an auto injector product containing epinephrine to be marketed in the United States and Canada.  Antares received an upfront cash payment, and will receive milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of their product.  As discussed in Note 12 to the consolidated financial statements, in the third quarter of 2009 this agreement was amended and the accounting for the revenue and costs under this agreement was changed.

In November 2005, the Company signed an agreement with Teva, under which Teva is obligated to purchase all of its injection delivery device requirements from Antares for an undisclosed product to be marketed in the United States. Teva also received an option for rights in other territories. The license agreement included, among other things, an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, and royalties on sales of their product.  In addition, pursuant to a Stock Purchase Agreement, Teva purchased 400,000 shares of Antares common stock at a per share price of $1.25. Antares granted Teva certain registration rights with respect to the purchased shares of common stock.  Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement is considered a single unit of accounting.  Therefore, payments received and development costs incurred will be deferred and will be recognized from the start of manufacturing through the end of the initial contract period.

Ferring Agreements

On November 6, 2009, the Company entered into an Exclusive License Agreement with Ferring, under which the Company licensed certain of its patents and agreed to transfer know-how for its transdermal gel technology for certain pharmaceutical products.  This agreement has no impact on Antares’ current licenses, the transdermal clinical pipeline, or marketed products, including Anturol®, LibiGel®, Nestorone, and Elestrin®.  Also on November 6, 2009, in tandem with the execution of the Exclusive License Agreement, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ferring.  Pursuant to the terms and conditions of the Purchase Agreement, Ferring purchased from the Company all of the assets, including equipment, fixtures, fittings and inventory, located at the Company’s research and development facility located in Allschwil, Switzerland (the “Facility”).  Further pursuant to the terms and conditions of the Purchase Agreement, Ferring assumed the contractual obligations related to the Facility, including the real property lease for the Facility, and continued to employ the employees working at the Facility.  The Company also entered into a Consultancy Services Agreement with Ferring for a period of 12 months, under which the Company provided services in connection with development of certain pharmaceutical products under the Exclusive License Agreement.  Under these agreements the Company received upfront license fees, payments for assets and payments for services rendered under the consultancy agreement.  In addition, the Company will receive milestone payments as certain defined milestones are achieved and received monthly payments over the term of the consultancy agreement.

Although there are three separate agreements with Ferring, they were all entered into at essentially the same time and therefore are presumed to have been negotiated as a package.  This package of arrangements was evaluated as a single arrangement for purposes of applying the applicable accounting standard.  Payments received under the Exclusive License Agreement were recognized over the 12 month period of the Consultancy Services Agreement, as this is the period of time the Company was involved in development.  Milestone payments received in connection with milestones reached after the services agreement has ended will be recognized when the milestone payment is received.  The amount received from Ferring for the assets sold resulted in a gain, which was recorded in other income.

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

As consideration for the license grants, Ferring paid the Company an upfront payment upon execution of the License Agreement, and paid an additional milestone in 2003. Ferring also pays the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company. Beginning in 2004, a portion of the license fee received in 2003 was credited against future royalties owed by Ferring, until such amount was exhausted. These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires. The license fees have been deferred and are being recognized in income over the period from 2003 through expiration of the patents in 2016.

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

Under the cumulative deferral method, the Company ratably recognizes revenue related to milestone payments from the date of achievement of the milestone through the estimated date of receipt of final regulatory approval in the BioSante Territory. The Company is recognizing the initial milestone payment in revenue over a 144-month period. All other milestone payments will be recognized ratably on a product-by-product basis from the date the milestone payment is earned and all repayment obligations have been satisfied until the receipt of final regulatory approval in the BioSante Territory for each respective product.

In November 2006, BioSante entered into a sublicense and marketing agreement with Bradley Pharmaceuticals, Inc. for Elestrin® (formerly Bio-E-Gel).  BioSante received an upfront payment from Bradley which triggered a sublicense payment to the Company.  In December 2006 the FDA approved for marketing Elestrin® in the United States triggering additional sublicense payments to the Company.  In 2008, BioSante reacquired the rights to Elestrin® and entered into new marketing agreements in December 2008, triggering further sublicense payments to the Company.  Because final regulatory approval for this product was obtained by BioSante and Antares had no further obligations in connection with this product, the sublicense payments were recognized as revenue when received.  In addition, the Company has received royalties on sales of Elestrin®, which have been recognized as revenue when received.

Jazz License Agreement

In July 2007, we entered into a worldwide product development and license agreement with Jazz Pharmaceuticals (“Jazz”) for a product being developed to treat a CNS (central nervous system) disorder that would utilize our transdermal gel delivery technology.  Under the agreement, an upfront payment, development milestones, and royalties on product sales were to be received by us under certain circumstances.  The upfront payment was being recognized as revenue over the development period.  In 2010 Jazz discontinued development of this product; therefore the remaining deferred balance of the upfront payment was recognized as revenue.

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

12.      Revenue Recognition

As discussed in Note 2, in 2009 the Company elected early adoption of ASU 2009-13.  The Company elected to adopt ASU 2009-13 on a prospective basis, with retrospective application to January 1, 2009.

During the third quarter of 2009, the Company amended the License, Development and Supply Agreement with Teva originally entered into in July of 2006.  Under the terms of the amendment, the Company received a payment of $4,076,375 from Teva for tooling in process that had a carrying value of approximately $1,200,000 and for an advance for the design, development and purchase of additional tooling and automation equipment, all of which is related to an undisclosed, fixed, single-dose, disposable injector product using the Company’s Vibex™ auto injector platform.  The changes to the agreement related to this payment along with various other changes to the original terms resulted in a material modification to the agreement.  Because the agreement was materially modified, the accounting was re-evaluated under ASU 2009-13, and the provisions of ASU 2009-13 were applied as if they were applicable from inception of the agreement.  The re-evaluation resulted in the agreement being separated into three units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized.  Under the new accounting, the original license fee and milestone payments received will be recognized as revenue over the development period, the $4,076,375 payment received will be recognized as revenue as various tools and equipment are completed and delivered, and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned.  The accounting literature applicable at the time of the original agreement required the entire arrangement to be considered a single unit of accounting.  Therefore, the payments received and the development costs incurred were being deferred and would have been recognized from the start of manufacturing through the end of the initial contract period.  For the year ended December 31, 2009, the adoption of ASU 2009-13 resulted in the recognition of revenue previously deferred of $481,833 and the recognition of costs previously deferred of $615,256.  Also, tooling in process of approximately $1,200,000 sold to Teva was reclassified from equipment, molds, furniture and fixtures to deferred costs and was recognized as cost of sales upon revenue recognition.  Adoption of ASU 2009-13 had no impact on the accounting for any of the Company’s other revenue arrangements containing multiple deliverables.

13.      Segment Information and Significant Customers

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has total assets located in two countries as follows:

	December 31,
	2010	2009
United States of America	$14,353,760	$17,384,011
Switzerland	787,542	1,759,362
	$15,141,302	$19,143,373

Revenues by customer location are summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008
United States of America	$6,627,689	$4,427,822	$1,451,092
Europe	5,797,385	3,668,941	3,899,115
Other	393,624	214,299	310,504
	$12,818,698	$8,311,062	$5,660,711

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	2010	2009	2008
Ferring	$5,758,290	$3,247,758	$3,383,071
Teva	5,693,853	3,134,830	90,905
BioSante	518,768	206,820	668,853

The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

	2010	2009
Ferring	$501,923	$1,325,436
Teva	393,551	121,810

14.      Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2010:
Total revenues	$3,364,086	$3,050,987	$3,122,060	$3,281,565
Gross profit	2,049,107	2,055,026	2,042,546	2,398,810
Net loss	(1,608,943)	(1,552,254)	(1,631,400)	(1,298,602)
Net loss per common share (1)	(0.02)	(0.02)	(0.02)	(0.02)
Weighted average shares	82,265,477	82,912,179	83,615,043	83,861,667

2009:
Total revenues	$2,365,070	$1,709,566	$1,654,783	$2,581,643
Gross profit	1,275,900	1,010,400	898,428	986,500
Net loss	(2,775,355)	(2,284,413)	(2,824,384)	(2,406,600)
Net loss per common share (1)	(0.04)	(0.03)	(0.04)	(0.03)
Weighted average shares	68,049,666	68,101,137	75,870,525	81,755,905

(1)
Net loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.

Item 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.                      CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2010. This assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets;
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board of directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the Company’s assessment using the COSO criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 53 of this Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                      OTHER INFORMATION.

None.

PART III

Item 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

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

Item 11.              EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

The following table provides information for our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	7,657,876	$1.18	1,430,882

Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

Item 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2011 annual meeting, and is incorporated herein by reference.

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

(3)	Item 601 Exhibits - see list of Exhibits below

 (b)       Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 4.1 to Form S-3 on April 12, 2006 and incorporated herein by reference.)
3.2	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 19, 2008 and incorporated herein by reference.)
3.3	Amended and Restated By-laws of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 15, 2007 and incorporated herein by reference.)
4.1	Form of Certificate for Common Stock (Filed as an exhibit to Form S-1/A on August 15, 1996 and incorporated herein by reference.)
4.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
4.3	Warrant Agreement with Eli Lilly and Company dated September 12, 2003 (Filed as exhibit 10.60 to Form 8-K on September 18, 2003 and incorporated herein by reference.)
4.4	Registration Rights Agreement with Eli Lilly and Company dated September 12, 2003 (Filed as exhibit 10.61 to Form 8-K on September 18, 2003 and incorporated herein by reference.)
4.5	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.55 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.6	Form of Common Stock and Warrant Purchase Agreement, dated February 27, 2006 (Filed as exhibit 10.57 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.7	Form of Investors Rights Agreement, dated March 2, 2006 (Filed as exhibit 10.58 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.8	Form of Common Stock Purchase Warrant, dated March 2, 2006 (Filed as exhibit 10.59 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
4.9
Registration Rights Agreement by and among Antares Pharma, Inc., MMV Financial Inc. and HSBC Capital (Canada) Inc., dated February 26, 2007 (Filed as exhibit 4.1 to Form 8-K on March 2, 2007 and incorporated herein by reference.)

4.10
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

4.13	Form of Investor Rights Agreement (Filed as exhibit 4.2 to Form 8-K on July 2, 2007 and incorporated herein by reference.)
4.14	Form of Warrant (Filed as exhibit 4.3 to Form 8-K on July 2, 2007 and incorporated herein by reference.)
4.15	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on July 24, 2009 and incorporated herein by reference).
4.16	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on September 18, 2009 and incorporated herein by reference).
4.17	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.2 to Form 8-K filed on July 24, 2009 and incorporated herein by reference).
4.18	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.1 to Form 8-K filed on September 18, 2009 and incorporated herein by reference).
4.19+	Antares Pharma, Inc. 2008 Equity Compensation Plan, as amended (Filed as exhibit 4.1 to Form S-8 on June 11, 2010 and incorporated herein by reference.)
10.0
Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (Filed as an exhibit to Schedule 14A on December 28, 2000 and incorporated herein by reference.)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (Filed as exhibit 10.1 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
10.2*	Agreement with Becton Dickinson dated January 1, 1999 (Filed as exhibit 10.24 to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)
10.3*	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000 (Filed as exhibit 10.34 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)
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

10.8*	License Agreement between Antares Pharma, Inc. and Ferring, dated January 21, 2003 (Filed as exhibit 10.47 to Form 8-K on February 20, 2003 and incorporated herein by reference.)
10.9	Securities and Exchange Agreement, dated September 12, 2003 (Filed as exhibit 10.57 to Form 8-K on September 15, 2003 and incorporated herein by reference.)
10.10
Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004 (Filed as exhibit 10.65 to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.11
Form of Indemnification Agreement, dated February 11, 2008, between Antares Pharma, Inc. and each of its directors and executive officers (Filed as exhibit 10.1 to Form 8-K on February 13, 2008 and incorporated herein by reference.)

10.12*	Development Supply Agreement, dated June 22, 2005 (Filed as exhibit 10.69 to Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)

10.13*
License Development and Supply Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.54 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.14+
Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (Filed as exhibit 10.1 to Form 8-K on February 14, 2006 and incorporated herein by reference.)

10.15+
Amendment to Senior Management Agreement with Robert F. Apple, dated November 12, 2008. (Filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.16+ 10.17+
Employment agreement with Peter Sadowski, Ph.D., dated October 13, 2006 (Filed as exhibit 10.1 to Form 8-K on October 16, 2006 and incorporated herein by reference.)
Amendment to Employment Agreement with Peter Sadowski, Ph. D., dated November 12, 2008 (Filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.18+ 10.19
Employment Agreement, dated July 7, 2008 by and between Antares Pharma, Inc. and Dr. Paul K. Wotton (Filed as Exhibit 10.1 to Form 8-K on July 7, 2008 and incorporated herein by reference.)
Lease Agreement, dated as of May 15, 2006, between the Company and 250 Phillips Associates LLC (Filed as exhibit 10.2 to From 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)

10.20	First Amendment to Lease Agreement between James Campbell LLC and Antares Pharma, Inc., dated November 2, 2010 #
21.1	Subsidiaries of the Registrant #
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm #
31.1	Section 302 CEO Certification #
31.2	Section 302 CFO Certification #
32.1	Section 906 CEO Certification #
32.2	Section 906 CFO Certification #

*	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Ewing, State of New Jersey, on March 14, 2011.

ANTARES PHARMA, INC.

/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 14, 2011.

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