Form 10-Q
period 2011-06-30
ANTARES PHARMA, INC.
filed 2011-08-08
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________

FORM 10-Q

______________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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
Yes ☐     No   ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 3, 2011 was 103,261,724.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,327,248	$9,847,813
Accounts receivable	1,301,296	1,245,560
Inventories	422,185	272,463
Deferred costs	1,077,838	915,689
Prepaid expenses and other current assets	217,571	193,985
Total current assets	36,346,138	12,475,510

Equipment, molds, furniture and fixtures, net	463,340	327,535
Patent rights, net	943,466	803,426
Goodwill	1,095,355	1,095,355
Deferred costs	-	408,250
Other assets	31,750	31,226
Total Assets	$38,880,049	$15,141,302

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,285,439	$1,773,259
Accrued expenses and other liabilities	1,140,667	1,818,769
Deferred revenue	3,250,516	3,080,062
Total current liabilities	6,676,622	6,672,090

Deferred revenue – long term	869,195	1,842,594
Total liabilities	7,545,817	8,514,684

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	-	-
Common Stock: $0.01 par; authorized 150,000,000 shares;
103,061,099 and 84,157,865 issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	1,030,611	841,579
Additional paid-in capital	170,745,678	143,318,671
Accumulated deficit	(139,908,525)	(136,973,795)
Accumulated other comprehensive loss	(533,532)	(559,837)
	31,334,232	6,626,618
Total Liabilities and Stockholders’ Equity	$38,880,049	$15,141,302

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product sales	$2,218,536	$1,151,978	$3,623,662	$2,478,030
Development revenue	716,258	497,195	1,772,718	1,302,442
Licensing revenue	118,789	1,043,845	485,026	1,879,918
Royalties	489,290	357,969	1,231,014	754,683
Total revenue	3,542,873	3,050,987	7,112,420	6,415,073

Cost of revenue:
Cost of product sales	1,001,610	592,365	1,713,407	1,248,825
Cost of development revenue	391,679	403,596	1,132,723	1,062,115
Total cost of revenue	1,393,289	995,961	2,846,130	2,310,940
Gross profit	2,149,584	2,055,026	4,266,290	4,104,133

Operating expenses:
Research and development	1,946,331	2,242,788	3,695,667	4,328,613
Sales, marketing and business development	523,073	241,278	811,867	571,799
General and administrative	1,276,575	1,121,957	2,766,681	2,339,589
	3,745,979	3,606,023	7,274,215	7,240,001

Operating loss	(1,596,395)	(1,550,997)	(3,007,925)	(3,135,868)

Other income (expense)	42,298	(1,257)	73,195	(25,329)

Net loss	$(1,554,097)	$(1,552,254)	$(2,934,730)	$(3,161,197)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	95,157,098	82,912,179	90,464,458	82,592,824

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,934,730)	$(3,161,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,878	88,708
Gain on sale of equipment, molds, furniture and fixtures	(30,000)	(14,980)
Stock-based compensation expense	909,227	565,705
Changes in operating assets and liabilities:
Accounts receivable	(59,229)	801,466
Inventories	(149,722)	(61,688)
Prepaid expenses and other current assets	(21,321)	55,687
Deferred costs	246,101	324,607
Accounts payable	509,966	(702,299)
Accrued expenses and other current liabilities	(777,867)	(28,422)
Deferred revenue	(827,879)	(1,689,494)
Net cash used in operating activities	(3,058,576)	(3,821,907)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(171,745)	(40,434)
Additions to patent rights	(113,320)	(47,136)
Proceeds from sales of equipment, molds, furniture and fixtures	30,000	14,980
Net cash used in investing activities	(255,065)	(72,590)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	5,518,700	1,692,826
Proceeds from sale of common stock	21,280,849	-
Net cash provided by financing activities	26,799,549	1,692,826

Effect of exchange rate changes on cash and cash equivalents	(6,473)	85,323

Net increase (decrease) in cash and cash equivalents	23,479,435	(2,116,348)
Cash and cash equivalents:
Beginning of period	9,847,813	13,559,088
End of period	$33,327,248	$11,442,740

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

In the gel-based area, the Company received notice from the U.S. Food and Drug Administration (“FDA”) in April 2011 of the FDA’s acceptance for filing for review of a New Drug Application (“NDA”) for Anturol®, an oxybutynin ATD™ gel for the treatment of overactive bladder (“OAB”).  The NDA submission was supported by a Phase 3 clinical trial conducted by the Company.  In July 2011, the Company entered into a licensing agreement with Watson Pharmaceuticals, Inc. (“Watson”) under which Watson will commercialize Anturol®, once approved.  The Company also has a partnership with BioSante Pharmaceuticals, Inc. (“BioSante”) that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of female sexual dysfunction (“FSD”), and Elestrin® (estradiol gel) currently marketed in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

The Company has two facilities in the U.S.  The Parenteral Products division located in Minneapolis, Minnesota directs the manufacturing and marketing of the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems.  The Company’s Pharma division is located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both the Company’s transdermal systems and drug/device combination products.  The Company’s corporate offices are also located in Ewing, New Jersey.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

3.	Stockholders' Equity

Common Stock

In May 2011, the Company received gross proceeds of $23,000,000 from the sale of shares of its common stock in a public offering.  The Company sold a total of 14,375,000 shares of common stock at a price of $1.60 per share.

Warrant and stock option exercises in the first six months of 2011 and 2010 resulted in proceeds of $5,518,700 and $1,692,826, respectively, and in the issuance of 4,188,383 and 1,531,101 shares of common stock, respectively.

Stock Options and Warrants

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees.  Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant.  The term of the options range from three to eleven years and they vest in varying periods.  In May 2011, the shareholders approved an amendment to the Plan to increase the maximum number of shares authorized for issuance by 2,000,000 to 13,500,000 from 11,500,000.  As of June 30, 2011, the Plan had 2,117,880 shares available for grant.  The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below.  Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of June 30, 2011, and the changes during the six months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2010	7,657,876	1.18
Granted	799,614	1.65
Exercised	(528,736)	1.24
Cancelled	(69,550)	3.96
Outstanding at June 30, 2011	7,859,204	1.20	7.1	8,227,425
Exercisable at June 30, 2011	5,771,353	1.13	6.4	6,469,500

During the first six months of 2011 and 2010 the Company granted options to purchase a total of 799,614 and 552,487 shares of its common stock, respectively.  The options were granted at weighted average exercise prices of $1.65 and $1.49 in 2011 and 2010, respectively.  All options were granted at exercise prices which equaled the fair value of the Company’s common stock on the dates of the grants.

Total recognized compensation expense for stock options was approximately $466,000 and $446,100 for the first six months of 2011 and 2010, respectively.  As of June 30, 2011, there was approximately $1,246,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately two years.

The per share weighted average fair value of options granted during the first six months of 2011 and 2010 were estimated as $0.84 and $0.79 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2011	2010
Risk-free interest rate	1.9%	2.2%
Annualized volatility	59.0%	61.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

In the first six months of 2011, 3,242,134 warrants with an exercise price of $1.50 were exercised resulting in proceeds to the Company of $4,863,201 and 800,000 warrants with an exercise price of $0.80 were exercised under a cashless provision resulting in the issuance of 417,513 shares of common stock.   3,502,016 warrants with an exercise price of $1.50 expired unexercised.  Warrants to purchase a total of 10,140,909 shares of common stock were outstanding at June 30, 2011.  The weighted average exercise price of the warrants was $1.66.

The weighted average exercise price of the stock options and warrants outstanding at June 30, 2011 and 2010 was $1.46 and $1.44, respectively.

Stock Awards

The employment agreements or performance stock bonus agreements with certain members of executive management include stock-based incentives under which the executives could be awarded shares of the Company’s common stock upon the occurrence of various triggering events.  As of June 30, 2011, potential future awards under these agreements totaled approximately 425,000 shares of common stock.  There were 72,727 and 45,454 shares awarded under these agreements in the first six months of 2011 and 2010, respectively.  At times, the Company grants shares of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements.   A total of 221,267 and 170,768 shares of common stock were granted as stock awards in the first six months of 2011 and 2010, respectively.  As of June 30, 2011, a total of 192,114 shares granted in prior periods were unvested.  Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date.  The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.  Expense recognized in connection with these awards was approximately $420,000 and $103,000 in the first six months of 2011 and 2010, respectively.  The weighted average fair value of the shares granted in 2011 and 2010 was $1.63 and $1.30 per share, respectively.

Long Term Incentive Program

On May 17, 2011, the Board of Directors of the Company approved a new long term incentive program for the benefit of its executive officers.  Pursuant to the long term incentive program, the Company’s executive officers were awarded stock options and performance stock units with a value targeted at the median level of the Company’s peer group as disclosed in its 2011 definitive proxy statement.  Two thirds of that value for each officer is delivered in the form of stock options and one third of that value is delivered in the form of performance stock units.  A total of 317,000 options were granted on May 17, 2011 under this program.  The stock options (i) have a ten-year term, (ii) have an exercise price equal to the closing price of the Company’s common stock, as reported on AMEX, on the date of grant ($1.66), (iii) vest in quarterly installments over three years, and (iv) were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan. The performance stock unit awards made to the executive officers will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals measured over the three-year period beginning January 1, 2011 and ending December 31, 2013 and the executive officer’s continued employment with the Company through that period.  Each performance criterion has levels of achievement designated as threshold; target and maximum with 50% of the performance stock units vesting if the threshold level is achieved; 100% of the of the performance stock units vesting if the target level is achieved and 150% of the performance stock units vesting if the maximum level is achieved.  A total of 182,000 performance stock units were awarded at the target level.  In the event that the actual performance level achieved does not meet threshold performance (i.e., less than 50%) for an applicable performance measure, then no performance stock units will be earned and vested for that performance measure.  Threshold level performance may be achieved for one performance measure and not another based on the Company’s actual performance during the three year performance period.

4.           Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 18,000,113 and 25,404,379 at June 30, 2011 and 2010, respectively.  The table below discloses the basic and diluted loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,554,097)	$(1,552,254)	$(2,934,730)	$(3,161,197)
Basic and diluted weighted average common shares outstanding	95,157,098	82,912,179	90,464,458	82,592,824
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

5.           Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

The geographic distributions of the Company’s identifiable assets and revenues are summarized in the following tables:

The Company has total assets located in two countries as follows:

	June 30, 2011	December 31, 2010
United States of America	$38,240,964	$14,353,760
Switzerland	639,085	787,542
	$38,880,049	$15,141,302

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States of America	$1,574,070	$1,546,161	$3,813,453	$3,246,336
Europe	1,797,142	1,408,261	3,030,903	2,955,195
Other	171,661	96,565	268,064	213,542
	$3,542,873	$3,050,987	$7,112,420	$6,415,073

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Ferring	$1,773,561	$1,389,163	$3,007,323	$2,916,101
Teva	1,441,227	1,335,267	3,574,068	2,663,305

6.           Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,554,097)	$(1,552,254)	$(2,934,730)	$(3,161,197)
Change in cumulative translation adjustment	34,229	67,095	26,305	85,138
Comprehensive loss	$(1,519,868)	$(1,485,159)	$(2,908,425)	$(3,076,059)

7.           Revenue Recognition

In January of 2011, the Company amended the license, development and supply agreement with Teva originally entered into in December of 2007 under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the original agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold were to be received by the Company under certain circumstances.   Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting.  Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period.  Changes to the original agreement as a result of the amendment included the following:  (i) Teva will pay for future device development activities, (ii) Teva will pay for and own all commercial tooling developed and produced under the agreement, and (iii) certain potential milestone payments were eliminated.  The Company has determined that the changes to the agreement as a result of the amendment are a material modification to the agreement.  Because the agreement was materially modified, the accounting was re-evaluated under the applicable current revenue recognition accounting standards.  The re-evaluation resulted in the agreement being separated into multiple units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized.  The provisions of the current standards are to be applied as if they were applicable from inception of the agreement.  Under the new accounting, the original license fee received will be recognized as revenue over the development period, the development milestone payments previously received were recognized as revenue immediately and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned.  For the six months ended June 30, 2011, the accounting change resulting from the material modification resulted in recognition of development and licensing revenue previously deferred of $304,600 and $295,555, respectively, and recognition of costs previously deferred of $408,250.

8.           New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 ("ASU 2010-06"), Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements to disclose separately information about purchases, sales, issuances and settlements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The recent guidance discusses the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The guidance is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  This guidance was effective for us on January 1, 2011.  Adoption of this guidance has not had a material impact on the Company’s consolidated financial statements

9.           Subsequent Event

On July 11, 2011, the Company announced with Watson Pharmaceuticals, Inc. (“Watson”) an exclusive licensing agreement for Watson to commercialize the Company’s topical oxybutynin gel product, Anturol®, in the U.S. and Canada.  A New Drug Application for Anturol® is currently under review by the Food and Drug Administration ("FDA"). The FDA has assigned a Prescription Drug User Fee Act ("PDUFA") date of December 8, 2011.

Under terms of the agreement, Watson will make milestone payments based on the achievement of regulatory approval and certain sales levels, and will also be responsible for certain manufacturing start-up activities. Upon launch of the product, the Company will receive escalating royalties based on product sales in the U.S. and Canada.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below.  Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding the product development and manufacturing of Anturol®;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	our expectations regarding the year ending December 31, 2011;

•	our ability to raise additional financing, reduce expenses or generate funds in light of our current and projected level of operations and general economic conditions; and

•	the impact of new accounting pronouncements.

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

In the gel-based area, we received notice from the FDA in April 2011 of its acceptance for filing for review of our NDA for Anturol®, an oxybutynin ATD™ gel for the treatment of overactive bladder ("OAB").  The NDA submission was supported by a Phase 3 clinical trial.  In July 2011, we entered into a licensing agreement with Watson Pharmaceuticals, Inc. (“Watson”) under which Watson will commercialize Anturol®, once approved.  We also have a partnership with BioSante that includes LibiGel® (transdermal testosterone gel) in Phase 3 clinical development for the treatment of FSD, and Elestrin® (estradiol gel) currently marketed in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

We have two facilities in the U.S.  Our Parenteral Products division located in Minneapolis, Minnesota directs the manufacturing and marketing of our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems.  Our Pharma division is located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both our transdermal systems and drug/device combination products.  Our corporate offices are also located in Ewing, New Jersey.

We incurred a net loss of $2,934,730 for the six-month period ended June 30, 2011 and have accumulated aggregate net losses from the inception of business through June 30, 2011 of $139,908,525.  At June 30, 2011 we had a cash balance of $33,327,248.  We believe that the combination of our current cash and cash equivalents balance, our projected product sales, product development revenue, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 24 months.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

Revenues

Total revenues for the three and six-month periods ended June 30, 2011 were $3,542,873 and $7,112,420, respectively, compared to revenues for the same prior-year periods of $3,050,987 and $6,415,073, respectively.  Product revenue was $2,218,536 and $3,623,662 in the three and six-month periods ended June 30, 2011, respectively, compared to $1,151,978 and $2,478,030, in the three and six-month periods ended June 30, 2010, respectively.  Product sales include sales of reusable needle-free injector devices and disposable components. Our product sales are generated primarily from sales to Ferring and Teva.  Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  Teva uses our needle-free injector with the Tjet® injector system to administer their Tev-Tropin® brand hGH marketed in the U.S.   Product sales to both Ferring and Teva increased in the three and six-month periods ended June 30, 2011 compared to the same periods of 2010.

Development revenue was $716,258 and $1,772,718 in the three and six-month periods ended June 30, 2011, respectively, compared to $497,195 and $1,302,442 in the same periods of the prior year.  The revenue in the first six months of 2011 was primarily due to auto injector and pen injector development work for Teva.  In addition, as discussed in Note 7 to the consolidated financial statements, in the first half of 2011, we recognized $304,600 of previously deferred development revenue in connection with an amendment, in the first quarter of 2011, to a license, development and supply agreement with Teva originally entered into in December of 2007 under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  The revenue in the first half of 2010 was primarily due to auto injector development work for Teva.

Licensing revenue was $118,789 and $485,026 in the three and six-month periods ended June 30, 2011, respectively, compared to $1,043,845 and $1,879,918 in the same periods of 2010.  The licensing revenue in the three and six-month periods ended June 30, 2011 included recognition of revenue previously deferred in connection with license agreements with Teva, Ferring and BioSante, but in the six-month period licensing revenue was primarily due to $295,555 of revenue previously deferred that was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 7 to the consolidated financial statements.  The 2010 licensing revenue was primarily due to recognition of revenue deferred in 2009 under an exclusive license agreement with Ferring, in addition to milestone payments received from Teva in the second quarter of 2010 and BioSante in the first quarter of 2010.

Royalty revenue was $489,290 and $1,231,014 in the three and six-month periods ended June 30, 2011, respectively, compared to $357,969 and $754,683 in the same prior-year periods.  The increases were primarily due to royalties received from Ferring in connection with an increase in device sales and Teva in connection with an increase in sales of their hGH Tev-Tropin®.

Cost of Revenues and Gross Margins

The cost of product sales is related to our reusable needle free injection devices and disposable components.  For the three and six-month periods ended June 30, 2011, cost of product sales was $1,001,610 and $1,713,407, respectively, compared to $592,365 and $1,248,825 for the same periods of the prior year.  Product gross margins were 55% and 49% in three-month periods ended June 30, 2011 and 2010, respectively, and were 53% and 50% for the six-month periods ended June 30, 2011 and 2010, respectively.  The product gross margin increase of 6% in the quarter was primarily due to approximately 4% from a significant increase in sales volume in 2011 compared to 2010 while fixed overhead expenses in each respective period were relatively unchanged, in addition to

approximately 2% from selling price increases.   The gross margin increase to 53% in the first six months of 2011 compared to 50% in the first six months of 2010 was primarily due to selling price increases.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred.  Cost of development revenue was $391,679 and $1,132,723 for the three and six-month periods ended June 30, 2011, respectively, compared to $403,596 and $1,062,115 for the same prior-year periods.  In the first half of 2011, $408,250 was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 7 to the consolidated financial statements.  The remaining development costs in the first half of 2011 were due to auto injector and pen injector development work for Teva.  The development costs in the first half of 2010 were primarily due to auto injector development work for Teva.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development.   Research and development expenses were $1,946,331 and $3,695,667 in the three and six-month periods ended June 30, 2011, respectively, compared to $2,242,788 and $4,328,613 in the same periods of the prior year.  The decrease in the three and six-month periods ended June 30, 2011 compared to the prior year was due primarily to a decrease in expenses following completion of the Phase III study of Anturol® and filing of our NDA in the fourth quarter of 2010.  Expenses related to our transdermal gel products, primarily Anturol®, decreased to less than 30% of our total research and development expenses in the three and six-month periods ended June 30, 2011 from over 75% in same periods of 2010.  Partially offsetting this decrease was an increase in expenses related to development of our proprietary Vibex™ MTX autoinjector for delivery of methotrexate for the treatment of rheumatoid arthritis, along with an increase in personnel costs due to employee additions.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $523,073 and $811,867 for the three and six-month periods ended June 30, 2011, respectively, compared to $241,278 and $571,799 in the same prior-year periods.  The increases in each period were primarily due to increases in legal costs in connection with potential partner agreements and professional fees related to market research, along with increases in payroll related expenses, much of which was noncash stock compensation expense.

General and Administrative

General and administrative expenses totaled $1,276,575 and $2,766,681 in the three and six-month periods ended June 30, 2011, respectively, compared to $1,121,957 and $2,339,589 in the same periods of the prior year. The increases in each period were primarily due to increases in patent related expenses and payroll related expenses, primarily noncash stock compensation expense.

Other Income (Expense)

Other income was $42,298 and $73,195 in the three and six-month periods ended June 30, 2011, respectively, compared to other expense of $1,257 and $25,329 in the same periods of the prior year.  The changes in the periods were primarily due to changes in foreign exchange gains and losses and increases in interest income in 2011 compared to 2010.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $33,327,248.  In May 2011, we received gross proceeds of $23,000,000 from the sale of shares of our common stock in a public offering.  We sold a total of 14,375,000 shares of common stock at a price of $1.60 per share.  We believe that the combination of our current cash and cash equivalents balance and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations for at least the next 24 months.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,058,576 and $3,821,907 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in cash used in operating activities in the first six months of 2011 compared to 2010 was primarily due to a decrease in the net loss along with an increase in noncash stock based compensation expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $255,065 in the first six months of 2011 compared to $72,590 in the first six months of 2010.  Cash used for purchases of equipment, molds, furniture and fixtures was $171,745 in 2011 compared to $40,434 in 2010 and additions to patent rights was $113,320 in 2011 compared to $47,136 in 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of 2011 and 2010 was $26,799,549 and $1,692,826, respectively.  The increase in 2011 was primarily due to net proceeds of $21,280,849 received in May 2011 from the sale of 14,375,000 shares of our common stock at $1.60 per share in a public offering.   In addition, we received proceeds of $5,518,700 in the first six months of 2011 from the exercise of 3,242,134 warrants with an exercise price of $1.50 resulting in proceeds of $4,863,201 and 528,736 options resulting in proceeds of $655,499.  In the first half of 2010, 276,250 warrants with an exercise price of $1.50 were exercised resulting in proceeds of $414,375 and 1,254,851 options were exercised resulting in proceeds of $1,278,451.

Research and Development Programs

Our current research and development activities are primarily related to Anturol®, Vibex™ MTX and device development projects.

Anturol®.  We received notice from the FDA in April 2011 of its acceptance for filing for review of our NDA for Anturol®, an oxybutynin ATD™ gel for the treatment of OAB.  In July 2010, we completed a Phase III pivotal trial designed to evaluate the efficacy of Anturol® when administered topically once daily for 12 weeks in patients predominantly with urge incontinence episodes. The randomized, double-blind, parallel, placebo-controlled, multi-center trial involved approximately 600 patients (200 per arm) using two dose strengths (selected from a Phase II clinical trial) versus a placebo.  In addition, an Open Label Extension study evaluating long term safety was completed in the fourth quarter of 2010.  There is no assurance that the FDA will ultimately approve Anturol®, and without FDA approval , Anturol® cannot be marketed or sold in the U.S.

We have also incurred significant costs related to Anturol® manufacturing development.  We have contracted with Patheon, Inc. (“Patheon”), a manufacturing development company, to supply clinical and commercial quantities of Anturol®.  With Patheon, we have completed limited commercial scale up activities associated with Anturol® manufacturing.

As of June 30, 2011, we have incurred total external costs of approximately $18,450,000 in connection with our Anturol® research and development, of which approximately $670,000 was incurred in 2011.

In July 2011, we entered into a license agreement with Watson under which Watson will commercialize Anturol®, once approved.

Vibex™ MTX.  We are developing Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.  In the first quarter of 2011, we initiated a clinical study evaluating our proprietary Vibex™ MTX methotrexate injection system.  The clinical study evaluated several dose strengths of methotrexate delivered with our Vibex™ autoinjector versus conventional needle and syringe administration by a healthcare professional.  In 2010, we entered into an agreement with Uman Pharma under which both companies will invest jointly to develop and commercialize Vibex™ MTX.  We will lead the clinical development program and FDA regulatory submissions, and will retain rights to commercialize the Vibex™ MTX product outside of Canada.  Uman Pharma will perform formulation development and manufacturing activities to support the registration of Vibex™ MTX and supply methotrexate in prefilled syringes to us for the U.S. market.  Uman Pharma received an exclusive license to commercialize the Vibex™ MTX product in Canada. The companies intend to work together to commercialize the Vibex™ MTX product in other territories.  As of June 30, 2011, we have incurred external costs of approximately $1,800,000 in connection with our Vibex™ MTX development program, of which approximately $1,250,000 was incurred in 2011.  We expect spending on this program to be approximately $2,000,000 in 2011.

Device Development Projects.  We are also engaged in research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for use with epinephrine and an undisclosed product and for our pen injector device for two undisclosed products.  Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes.  The auto injectors are in the advanced commercial stage of development.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The disposable pen is in the early stage of development where devices are being evaluated in clinical studies.  Our development programs consist of the determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.

As of June 30, 2011, we have incurred total external costs of approximately $7,000,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $1,100,000 was incurred in 2011.  As of June 30, 2011, approximately $5,300,000 of the total costs of $7,000,000 was initially deferred, of which approximately $4,300,000 has been recognized as cost of sales and $1,000,000 remains deferred.  This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

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

Other research and development costs.  In addition to the Anturol® project, our Vibex™ MTX project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects.  Total other research and development costs were approximately $1,800,000 for the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Policies

We have identified certain of our significant accounting policies that we consider particularly important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by management and, as a result, are subject to an inherent level of uncertainty.  These policies are characterized as “critical accounting policies” and address revenue recognition and valuation of long-lived and intangible assets and goodwill, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.  We have made no changes to these policies during the six-month period ended June 30, 2011.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.”  Under ASU 2011-05 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  Because ASU 2011-05 impacts presentation only, it will have no effect on our consolidated financial statements or on our financial condition.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the six-month period ended June 30, 2011 was not material.

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

ANTARES PHARMA, INC.

August 8, 2011	/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

August 8, 2011	/s/ Robert F. Apple
Robert F. Apple
Executive Vice President and Chief Financial Officer