Form 10-K
period 2011-12-31
ANTARES PHARMA, INC.
filed 2012-03-12
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES[  ]    NO[X]

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2011, was $199,723,000 (based upon the last reported sale price of $2.21 per share on June 30, 2011, on NYSE Amex).

There were 103,695,637 shares of common stock outstanding as of March 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2012 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual  report on Form 10-K are  incorporated by  reference  into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.
FORM 10-K

PART I
PART II
PART III
PART IV

Item 15	Exhibits and Financial Statement Schedules	77

	Signatures	80

PART I

Item 1.	BUSINESS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

▪	our expectations regarding product developments with Teva Pharmaceutical Industries, Ltd. (“Teva”);
▪	our expectations regarding commercialization of our oxybutynin gel 3% product by Watson Pharmaceuticals, Inc. (“Watson”);
▪	our expectations regarding product development of Vibex™ MTX;
▪	our expectations regarding trends in pharmaceutical drug delivery characteristics;
▪	our anticipated penetration into the market for traditional drug injection devices (such as needles and syringes) with our technology;
▪	our anticipated continued reliance on contract manufacturers to manufacture our products;
▪	our marketing and product development plans;
▪	our future cash flow and our ability to support our operations;
▪	our projected net loss for the year ending December 31, 2012;
▪	our ability to raise additional funds, if needed; and
▪	other statements regarding matters that are not historical facts or statements of current condition.

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

Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging pharmaceutical company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.

Our subcutaneous and intramuscular injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.  In the injector area, we have licensed our reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva, Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”), with Teva and Ferring being our two primary customers.  Teva markets our needle-free injection device as the Tjet® injector system to administer their

5mg Tev-Tropin® brand hGH promoted in the U.S. and Ferring commercialized our needle-free injection system with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  We have also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and we are engaged in product development activities for Teva utilizing these devices.  In addition to development of products with partners, in August 2011, we announced positive results from a clinical study evaluating our proprietary Vibex™ MTX methotrexate injection system being developed for the treatment of rheumatoid arthritis.  We also continue to support existing customers of our reusable needle-free devices for the administration of insulin in the U.S. market through distributors.

In the gel-based area, we received Food and Drug Administration ("FDA") approval in December 2011 for our oxybutynin gel 3% product, Anturol®, for the treatment of overactive bladder (“OAB”).  We have a licensing agreement with Watson under which Watson will commercialize our topical oxybutynin gel 3% product in the U.S. and Canada.  In January 2012, we entered into a licensing agreement with Daewoong Pharmaceuticals (“Daewoong”) under which Daewoong will commercialize our oxybutynin gel 3% product, once approved in South Korea.  Our gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Jazz Pharmaceuticals (“Jazz”) in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

Our products and product opportunities are summarized and briefly described below:

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

We have sold our needle-free injection system for use in more than 30 countries to deliver either hGH or insulin.  The product is marketed by our partners for use with hGH as Tjet®, by Teva in the U.S.; Zomajet® 2 Vision and Zomajet® Vision X, by Ferring in Europe and Asia; and Twin-Jector® EZ II, by JCR in Japan, and is

sold as the Medi-Jector VISION® over-the-counter (“OTC”) or by prescription in the U.S. for use by patients for insulin.  We refer to our reusable needle-free injector as the Vision™ and/or Tjet®.

•
Disposable pressure assisted auto injectors employ the same basic technology developed for our needle-free devices, a controlled pressure delivery of drugs into the body utilizing a spring power source.  Combining pressure with a hidden needle supports the design of a disposable, single-use injection system compatible with conventional glass drug containers. This system, the Vibex™, is designed to economically provide highly reliable fast subcutaneous or intramuscular injections of up to 0.5ml with minimal discomfort and improved convenience in conjunction with the enhanced safety of a shielded needle. After use, the device can be disposed of without the typical “sharps” disposal concerns. We and our potential partners have successfully tested the device in multiple patient preference studies.  We continue to explore product extensions within this category, including devices with multiple dose, variable dose and user-fillable applications.  The Vibex™ platform is the basis for our epinephrine device.

Our latest advancement in our proprietary line of Vibex™ auto injectors is the Vibex™ QS auto injector platform which offers a dose capacity of 1 mL and greater in a compact design. Vibex™ QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion.  Vibex™ QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The new design also accommodates fast injection of highly-viscous drug products that stall less-powerful conventional auto injectors.  Many self-injectable biological agents currently marketed and in clinical development are formulated to be administered in a 1 mL dose volume and tend to be of higher viscosity than non-biologic injectable products.

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

Transdermal Gel System

Our transdermal gel system consists of a unique formulation in semisolid dosage forms (gels) that delivers medication efficiently and minimize gastrointestinal impact, as well as the initial liver metabolism effect of some orally ingested drugs. Our gels are hydro-alcoholic and contain a combination of permeation enhancers to promote rapid drug absorption through the skin following application, which is typically to the arms, shoulders, or abdomen. Our transdermal gel system provides the option of delivering both systemically (penetrating into and through the subcutaneous tissues and then into the circulatory system) as well as locally (e.g. topically for skin and soft tissue injury, infection and local inflammation). Typically, the gel is administered daily, and is effective on a sustained release basis over approximately a 24-hour period of time. Our gel system is known as our Advanced Transdermal Delivery (“ATD™”) gels.

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

Our Parenteral Products (device) group is located in Minneapolis, Minnesota, where we develop and manufacture with partners novel pressure assisted injectors, with and without needles, which allow patients to self-inject drugs. We make a reusable, needle-free, spring-action injector device known as the Vision™ and Tjet®, which is marketed for use with insulin and human growth hormone.  We have had success in achieving distribution of our device for use with hGH through licenses to pharmaceutical partners, and it has resulted in continuing market growth and, we believe, a high degree of customer satisfaction. Distribution of growth hormone injectors occurs in the U.S., Europe, Japan and other Asian countries through our pharmaceutical company relationships.

We have also developed variations of the needle-free injector by adding a small hidden needle to a pre-filled, single-use disposable injector, called the Vibex™ pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and generic injectables.  We also developed a disposable multi-dose pen injector for use with standard multi-dose cartridges.  We have entered into multiple licenses for these devices mainly in the U.S. and Canada with Teva.  We are also developing our own auto injector based product, Vibex™ MTX, for delivery of methotrexate for treatment of rheumatoid arthritis, for which we completed a successful clinical pharmacokinetic study in 2011 and are initiating additional clinical studies in 2012.

Our Pharma group is located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both our transdermal systems and drug/device combination products.  Several licensing agreements with pharmaceutical companies of various sizes have led to successful clinical evaluation of our formulations.  In 2006, the FDA approved our first transdermal gel with a partner’s drug product for the treatment of vasomotor symptoms in post-menopausal women.  In December 2011, we received FDA approval for our topical oxybutynin gel 3% product, Anturol®, for the treatment of OAB.

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

SELF-ADMINISTRATION OF INJECTABLE DRUGS

According to IMS Health, the worldwide market for injectable drugs including biologic drugs is estimated to be $120 billion.  Given the market success of several injectable biologic drugs, pharmaceutical firms are increasingly reliant upon biologic drug candidates in their product pipelines, fueling growth expectations for the biologic drugs.  Industry analysts project that biologics will account for 50% of the 100 top selling drugs by 2014, up from 28% in 2008.

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

Condition	Products
Diabetes	Humalog (Lilly), Humulin (Lilly), Novolog (Novo Nordisk), Apidra (Sanofi Aventis), Lantus (Sanofi Aventis), Levemir (Novo Nordisk), Byetta (Lilly)
Growth deficiency	Genotropin (Pfizer), Tev-Tropin (Teva), Humatrope (Lilly), Nutropin AQ (Roche), Noridtropin (Novo Nordisk), Saizen/Serostem (EMD Serono), Omnitrope (Sandoz)
Rheumatoid Arthritis	Enbrel (Amgen, Pfizer), Humira (Abbott), Simponi (Centocor Ortho Biotech), Cimzia (UCB)
Multiple Sclerosis	Avonex (Biogen Idec), Betaseron (Bayer), Copaxone (Teva), Rebif (EMD Serono)
Chronic Hepatitis C	Intron-A (Merck), Pegasys (Roche), Peg-Intron (Merck)
Anemia/Neutropenia	Aranesp (Amgen), Neulasta (Amgen)
Migraine treatment	Imitrex (GSK, Par, Sandoz), Sumavel (Zogenix), Alsuma (Pfizer)

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

Disposable (Vibex™) Injectors

Beyond reusable needle-free injector technologies, we have designed disposable, pressure assisted auto injector devices to address acute medical needs, such as allergic reactions, migraine headaches, acute pain, emesis and other daily therapies.   Our proprietary Vibex™ disposable product combines a low-energy, spring-based power source with a hidden needle, which delivers up to 0.5ml of the needed drug solution subcutaneously or intramuscularly.

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

Competitive Advantages of Vibex™ Disposable Injectors
• Rapid injection
• Eliminates sharps disposal
• Ease of use in emergencies
• Reduces psychological barriers since the patient never sees the needle
• Reliable subcutaneous or intramuscular injection
• Designed around conventional cartridges or pre-filled syringes

The primary goal of the Vibex™ disposable pressure assisted auto injector is to provide a fast, safe, and time-efficient method of self-injection. This device is designed around conventional cartridges or pre-filled syringes, which are primary drug containers, offering ease of transition for potential pharmaceutical partners.  We have signed two license agreements with Teva for our Vibex™ system.  One of these agreements is for a product containing epinephrine and the other is for an undisclosed product.  We are also developing a Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.

Our latest advancement in our proprietary line of Vibex™ auto injectors is the Vibex™ QS auto injector platform which offers a dose capacity of 1 mL and greater in a compact design. Vibex™ QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion.  Vibex™ QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The new design also accommodates fast injection of highly-viscous drug products that stall less-powerful conventional auto injectors.  Many self-injectable biological agents currently marketed and in clinical development are formulated to be administered in a 1 mL dose volume and tend to be of higher viscosity than non-biologic injectable products.

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

Our ATD™ gel products are being developed by both us and our pharmaceutical partners.  The following is a summary of the products being developed/commercialized.

Oxybutynin Gel 3% (Anturol®)

In December 2011, the FDA approved our topical oxybutynin gel 3% product for the treatment of OAB.  In July 2011, we entered into a licensing agreement with Watson under which Watson will commercialize our oxybutynin gel 3% product in the U.S. and Canada. Under this agreement we will receive payments for certain manufacturing start-up activities, delivery of launch quantities, milestone payments and royalties.  In January 2012, we entered into a licensing agreement with Daewoong Pharmaceuticals under which

Daewoong will commercialize our oxybutynin gel 3% product in South Korea, once approved.  Under this agreement we will receive milestone payments and royalties.

We have registered the trade name Anturol® to identify our oxybutynin gel 3% product and have historically used this name when referring to this product.  In our licensing agreements, our partners have the right, but are not obligated, to use the name Anturol®.  Our understanding is that Watson will market our oxybutynin gel 3% product under a different trade name.

Elestrin®

Elestrin® is a transdermal estradiol gel for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.  We licensed the rights to Elestrin® in the U.S. and other markets to our partner BioSante through a license agreement under which we receive milestone payments and royalties.  BioSante sublicensed Elestrin® to Azur Pharma, who was recently acquired by Jazz Pharmaceuticals (“Jazz”) and is currently marketing Elestrin® in the U.S.

Nestragel™

We have a joint development agreement with the Population Council, an international, non-profit research organization, to develop contraceptive formulation products containing Nestorone®, by using the Population Council’s patented compound and other proprietary information covering the compound, and our transdermal delivery gel technology.  We are responsible for research and development activities as they relate to ATD™ formulation and manufacturing and the Population Council will be responsible for clinical trial design development and management.  In 2010, we announced with the Population Council successful results from a dose-finding Phase II trial for the contraceptive gel.  Together, we expect to identify a worldwide or regional commercial development partner to complete the development of this product.

Market Opportunity

Needle-free Injectors / Auto Injectors / Pen Injectors

Our parenteral/device focus is specifically on the market for delivery of self-administered injectable drugs, comprised mainly of biological products.  According to IMS Health, the fast-growing worldwide biologics market is estimated to exceed $150 billion in annual sales as of 2011, with the US accounting for more than $65 billion.  Biologics are among the strongest sources of growth for the pharmaceutical industry, with more than 28% of the R&D pipeline now dedicated to that segment.  As biological drugs lose patent and market exclusivity, they become prime targets for follow-on biologics, also known as biosimilars.  Datamonitor forecasts that the worldwide biosimilar market will grow from $243 million in 2010 to $3.7 billion in 2015.  We estimate that self-administered injectable biologics represent well over half the market value of biologic products facing future competition from biosimilars.  Since, by design, biosimilar molecules will be nearly identical to the innovator biologic, both the innovator and biosimilars manufacturers will seek other ways to differentiate their products in the market.  We believe that manufacturers will look to proprietary self-administration devices, such as those offered by our injection device platforms, as a key way to compete in the market.

Tjet® / Zomajet® (hGH)

The worldwide hGH market in 2010 was estimated at $3 billion.  According to IMS, hGH sales in the U.S. exceeded $1.3 billion in 2011.  There is significant competition within the hGH market between major pharmaceutical companies such as Lilly, Roche, Pfizer, Genentech, NovoNordisk and Merck Serono among others.  Sandoz introduced Omnitrope as a lower cost biosimilar hGH in Europe in 2005 and the U.S. in 2006.  We believe that other product attributes, including patient comfort and ease-of-use, play a key role, along with price and promotion, in determining performance in the market. Our pharmaceutical partner in Europe, Ferring, has made significant inroads in the hGH market using our needle-free injector, marketed as the Zomajet® 2 Vision for their 4 mg formulation and Zomajet® Vision X for their 10 mg formulation, and we expect similar progress in the U.S. market with our partner Teva.    Teva entered the hGH market without the benefit of an injection device and initially struggled to gain market share.  Since the launch of the Tjet® needle-free device in late 2009, sales of Teva’s hGH

Tev-Tropin® continue to increase monthly.  This trend supports the notion that devices can increase patient use of a partner’s brand of drug due to the benefits of a device.

Vibex™ MTX

Vibex™ MTX is our proprietary methotrexate injection system in development for the treatment of rheumatoid arthritis.  Rheumatoid arthritis is a chronic autoimmune disease in which an affected person’s white blood cells (leukocytes) attack the synovial tissues surrounding the joints, resulting in pain, stiffness, swelling, joint damage, and loss of function of the joints. According to the National Institute of Arthritis and Musculoskeletal and Skin Diseases (NIAMS) the incidence of rheumatoid arthritis is about 0.6 percent of the U.S. population (about 1.3 million people).  The disease onset generally occurs between the ages of 25 to 50 years and is about twice as prevalent among women as among men.  U.S. sales of biologic and other new products to treat rheumatoid arthritis are approximately $6.0 billion annually, according to a Frost and Sullivan report published in 2011.

Methotrexate is the most commonly prescribed disease modifying anti-rheumatic drug (DMARD), used in an estimated 70% of rheumatoid arthritis patients.  Methotrexate is started at a low dose, generally 7.5mg given orally, once-a-week, and titrated up for greater therapeutic effect, or until the patient incurs side effects.  The maximum oral dose given is generally 20mg to 25mg per week (8 to 10, 2.5mg tablets given in one dose).  Studies have reported as many as 30% to 60% of patients experience gastrointestinal side effects with oral methotrexate, preventing further dose escalation or requiring discontinuation in some patients.  Also, the extent of oral absorption of methotrexate varies considerably between patients and has been shown to decline with increasing doses, which may also contribute to insufficient therapeutic response even after dose escalation.  Studies have shown that switching patients from oral to parenteral methotrexate improves absorption and has been associated with improved therapeutic response.  Additionally, some studies have shown a lower incidence of gastrointestinal side effects in patients that were switched from oral to parenteral methotrexate.

We believe that Vibex™ MTX offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug.  Many patients who start on oral methotrexate fail to achieve adequate therapeutic results due in part to poor oral absorption or poor tolerability.  Published studies have demonstrated that switching to a parenteral route of administration can improve absorption; however, fewer than 10% of patients on methotrexate are being prescribed the injectable form.  Instead, patients who fail to achieve adequate response on oral methotrexate are often prescribed a biologic response modifier (biologic).  The biologics have been demonstrated to improve the patient’s therapeutic response when added to methotrexate.  However, the biologics are expensive, typically costing in excess of $20,000 per year (based on published manufacturers’ direct prices), have their own limitations including increasing the risk of serious infections and certain malignancies and are not appropriate for all patients.  Vibex™ MTX would offer physicians and patients a convenient, practical and cost-effective option for administering parenteral methotrexate as an alternative to proceeding directly from oral methotrexate to biologics.

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

Vibex™ with Epinephrine

We have a license agreement with Teva for our Vibex™ system which we have designed for a product containing epinephrine and have scaled up the commercial tooling and molds for this product.  We are awaiting FDA approval of the product as a generic substitute of the branded product EpiPen®.  According to IMS data, sales of the EpiPen® in the U.S. exceeded $323 million in 2011.  The EpiPen® is the global market leader in the epinephrine auto injector market.  Mylan, Inc., the distributor of the EpiPen®, reported that EpiPen® has more than 95% market share in the U.S. and more than 90% market share worldwide.  Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis.

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

We believe a significant portion of injectable products currently offered in vials could be replaced with user friendly injectors promoting better compliance and decreasing sharps concerns.  Several manufacturers of injectable products have introduced convenient alternatives to vials, such as prefilled syringes and injector systems; and an increasing proportion of people who self-administer drugs are transitioning to prefilled syringes and other injector systems when offered. We believe that our injection technologies offer further improvements in convenience and comfort for patients self-administering injectable products and that our business model of working with pharmaceutical company partners has the potential for further market penetration.  In addition to partnering with manufacturers of injectable products, we anticipate developing our own pharmaceutical products using our pressure assisted auto injectors and pen injectors in the future.

Oxybutynin Gel 3%

Our topical oxybutynin gel 3% product for the treatment of OAB was approved by the FDA in December 2011.According to IMS, the U.S. OAB market value was about $2 billion, based on over 18 million prescriptions written in 2010.  OAB is a condition marked by urinary urgency, which is a sudden need to urinate that can happen at any time whether or not the bladder is full. OAB is typically caused when the smooth muscle of the bladder undergoes involuntary contractions and may result in uncontrolled leakage. OAB is defined as urgency, with or without incontinence and usually includes increased urinary voiding frequency and nocturia (waking up one or more times during the night to urinate). According to published reports it is estimated that more than 30 million Americans have OAB, and while it can happen at any age is more prevalent among older individuals.  It is estimated, however, that half of the U.S. adults suffering from OAB either are too embarrassed to discuss the symptoms or are not aware that pharmacological treatment is available.  Patient acceptance of older incontinence drugs, such as oral oxybutynin, is hindered by anticholinergic side-effects including moderate to severe dry mouth, constipation and somnolence.  A goal of transdermal delivery is to minimize these common anticholinergic side effects.

In July 2011 we licensed our oxybutynin gel 3% product to Watson for commercialization in the U.S. and Canada and in January 2012 we licensed this product to Daewoong Pharmaceuticals for commercialization once approved in South Korea.    We anticipate the launch of our oxybutynin gel 3% product in the U.S. and Canada to happen in the second quarter of 2012.

Elestrin®

According to IMS Health, the U.S. hormone replacement market, including estrogens, progestogens, and estrogen-progestogen and estrogen-androgen combinations, was $2.3 billion in 2011, up 4.0% from 2010.  According to industry estimates, approximately six million women in the U.S. currently are receiving some form of estrogen or combined estrogen hormone therapy.  IMS Health reported the current market in the U.S. for single-entity estrogen products was approximately $1.7 billion in 2011, of which the transdermal segment, mostly patches, was about $390 million.  Elestrin®, which is currently being marketed by Jazz as an estrogen replacement gel for the treatment of hot flashes, has been steadily growing month over month but is still a relatively small product in this market.  We receive a single digit royalty from Jazz on the end sales of Elestrin®.

Nestragel™ (Contraception)

According to a report by GBI Research the global contraceptives market in 2010 was $15.5 billion and is forecast to grow to $19.2 billion by 2017, which represents a growth rate of 3.1% between 2010 and 2017.  Oral contraceptives account for the majority of the market with the remainder consisting of hormonal implants, injections and intra-uterine systems.  Transdermal contraceptive systems provide women an attractive alternative to the pill by offering convenience and discretion. The Company is collaborating with the Population Council (an international, nonprofit research organization) to develop a novel hormonal contraceptive comprising a combination of the progestin Nestorone® and a form of estrogen, called 17β-estradiol (E2), which is chemically identical to the naturally occurring estrogen.  This combination was chosen because of their potential for offering a superior tolerability and safety profile compared to other commonly used hormonal contraceptives.  Nestorone is a novel synthetic progestin that has been shown to be highly effective at stopping ovulation at a low dose. It has no androgenic hormonal effects and has a good safety profile. It is not active when taken orally and is therefore especially appropriate for topical application. When delivered by the transdermal route, Estradiol (E2) has the advantage of being a much less potent estrogen than the commonly used contraceptive ethinyl estradiol (EE) and therefore may have a lower risk of causing venous thromboembolism.

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

Competition

Competition in the disposable, single-use injector market includes, but is not limited to, Ypsomed AG, SHL Group AB, OwenMumford Ltd., West Pharmaceuticals, Becton Dickinson, Haselmeir GmbH, Elcam Medical and Vetter Pharma, while competition in the reusable needle-free injector market includes Bioject Medical Technologies Inc. and The Medical House PLC.  Additionally, in the drug injection field we face competition from internal groups within large pharmaceutical companies as well as design houses which complete the design of devices for companies but don’t have manufacturing management capabilities.  Competition in the transdermal delivery market includes companies like Watson, Abbott, Eli Lilly, Auxillium, Inc., Endo Pharmaceuticals and many others.

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

Competition in the hGH market consists of products from several manufacturers, including Humatrope (Lilly), Norditropin (NovoNordisk), Genotropin (Pfizer), Nutropin (Roche/Genentech), Omnitrope (Sandoz), Serostim (EMD Serono), Saizen (EMD Serono), Zorptive (EMD Serono), and Tev-Tropin (Teva).  While all hGH products currently available in the United States are exclusively produced from recombinant technology in the form of somatropin, individual hGH products vary in the indications for which they are approved, the formulations (ready-to-use liquids and lyophyllized powder for reconstitution), strengths, and drug delivery systems (e.g., vials for use with conventional needle and syringe, pre-filled syringes, pens, needle-free auto-injectors) in which they are available.  Approved indications include growth hormone deficiency in children, Turner’s syndrome, Prader-Willi syndrome  Noonan syndrome, small for gestational age (SGA), growth delay in children with chronic renal failure and SHOX (short stature homeobox-containing gene) gene deletion.  Approved indications in adults includes growth hormone deficiency in adults, continuation of therapy from growth hormone deficiency in childhood, treatment of AIDS wasting, and treatment of short bowel syndrome. Different manufacturers’ hGH products may or may not be approved for one or more of the indicated uses, which, along with differences in formulation, available strengths, drug delivery devices, promotional activities, and price discounts and rebates all combine to form a highly complex and competitive hGH market.

Competition in the methotrexate market includes tablets and parenteral forms that are currently marketed in the U.S. by several generic manufacturers, including Teva, Mylan, Roxane, Bedford Labs, APP Pharmaceuticals, and Hospira.  In several European countries, Canada, and South Korea, Medac International or its licensees market methotrexate in prefilled syringes (Metoject®).  Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, so-called disease modifying anti-rheumatic drugs (DMARDs) and biologic response modifiers.  In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®).  The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate. Because biologics work by suppressing the immune system, they could be problematic for patients who are potentially prone to frequent infection.

Competition in the U.S. OAB market includes Pfizer’s Detrol® LA (tolterodine extended release capsules) (33% of RXs), followed closely by the generic forms of oxybutynin tablets (32%), GSK/Astellas’ Vesicare® (sofenicin tablets) (17%), and Warner Chilcott’s Enablex® (darifenacin extended release tablets) (9%).  Other products in the category include Pfizer’s Toviaz® (fesoteridine tablets), Allergan’s Sanctura XR® (tropsium extended release capsules), and Watson’s transdermal oxybutynin patch Oxytrol®.  Allergan’s Botox® (onabotulinumtoxinA) received FDA approval in 2011 for OAB due to neurologic disease.  Astellas Pharma’s Betanis® (mirabegron) is approved in Japan and is pending FDA and EMA review for approval in the U.S. and Europe, respectively.

Research and Development

We currently perform clinical development work primarily in our Ewing, NJ corporate location for our own portfolio of products.  Additionally, we perform parenteral device development work primarily at our Minneapolis, MN facility.  We have various products at earlier stages of development as highlighted in our products schedule on page 2 above.  Additionally, pharmaceutical partners are developing compounds using our technology (see “Collaborative Arrangements and License Agreements”).

Oxybutynin Gel 3% (Anturol®).  In December 2011, the FDA approved our topical oxybutynin gel 3% product, Anturol®, for the treatment of OAB.  Our oxybutynin gel 3% is a topical, translucent hydroalcoholic gel containing oxybutynin, an antispasmodic, antimuscarinic agent. Applied once daily to the thigh, abdomen, upper arm or shoulder, an 84 mg (approx. 3 mL) dose delivers a consistent dose of oxybutynin through the skin over a 24-hour period, providing significant efficacy without sacrificing tolerability.  The approval of our oxybutynin gel 3% was based on a 12-week, multi-center placebo controlled Phase 3 clinical study.  Patients were randomized to either an 84 mg (3 pumps of dispenser) or 56 mg (2 pumps of dispenser) dose application of oxybutynin gel 3% versus placebo. The FDA approved the 84 mg dose application.  Patients treated with 84 mg oxybutynin gel daily achieved steady state drug concentrations within three days and experienced a statistically significant decrease in OAB symptoms versus placebo, including the number of urinary incontinence episodes per week.  Statistically significant improvements in daily urinary frequency and urinary void volume were also seen with the 84 mg dose.

The product was well tolerated in the study. The most frequently reported treatment-related adverse events (>3%) were dry mouth (12.1% versus 5% in placebo), application site erythema (3.7% versus 1.0% in placebo) and application site rash (3.3% versus 0.5% in placebo).

Additional pharmacokinetic studies showed that showering one hour or later, or the application of sunscreen 30 minutes before or after gel application had no effect on the overall systemic exposure of the drug.  Anturol’s delivery system is based on our proprietary ATD™ Gel technology, which is a clear, odorless, hydroalcoholic gel that provides sustained 24 hour transdermal delivery of oxybutynin after a single, daily application.  Oxybutynin belongs to the anticholinergic class of compounds and binds specifically to muscarinic receptors.  These compounds relax smooth muscles, such as the detrusor muscle in the bladder, thus decreasing bladder contractions.  When given orally, oxybutynin undergoes extensive first pass metabolism in the gut and liver to an active metabolite, desethyloxybutynin (DEO).  DEO is thought to be a primary contributor to the anticholinergic side effects such as dry mouth and constipation associated with oral oxybutynin.  By delivering oxybutynin transdermally, first-pass gastric and hepatic metabolism is avoided, which is believed to result in lower anticholinergic side effects compared to orally administered oxybutynin. These side effects are thought to account for a significant level of patient non-compliance among existing oral OAB treatments.  We believe that our oxybutynin gel 3% improves the systemic availability of oxybutynin with relatively less formation of DEO, thus resulting in decreased incidence of adverse events relative to the rate experienced by patients taking comparable oral oxybutynin products.  In addition, our oxybutynin gel 3% product may be more cosmetically appealing than oxybutynin patches, with less skin irritation.

In July 2011, we entered into a licensing agreement with Watson under which Watson will commercialize our oxybutynin gel 3% product in the U.S. and Canada.  Under this agreement we will receive payments for certain manufacturing start-up activities, delivery of launch quantities, milestone payments and royalties.  In January 2012, we entered into a licensing agreement with Daewoong Pharmaceuticals under which

Daewoong will commercialize our oxybutynin gel 3% product, once approved in South Korea.  Under this agreement we will receive milestone payments and royalties.

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

Vibex™ with Epinephrine

We have designed the Vibex™ for a product containing epinephrine and have scaled up the commercial tooling and molds for this product.  During 2011, 2010 and 2009, we received approximately $1,000,000, $800,000 and $4,000,000, respectively, from Teva for this tooling as well as other development work for this program.  In 2011, we recognized revenue of approximately $1,800,000 for work performed for Teva.  From a regulatory standpoint Teva filed this product as an abbreviated new drug application ("ANDA"), and the FDA accepted the filing as such.  Currently, Teva is conducting its own development work on the drug product (epinephrine).  An amendment to the ANDA is expected to be filed with the FDA and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA.

Vibex™ undisclosed product

We have designed the Vibex™ for the second undisclosed product and had completed the majority of the commercial tooling and molds for the product.  From a regulatory standpoint Teva filed the product as an ANDA and the FDA rejected the filing as such.  The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA.  We redesigned the device to address the FDA’s concern of device similarity and submitted the new device to the FDA.  The FDA reactivated the ANDA file in 2010, and since that time we have been conducting user studies and scaling up commercial tooling and molds for the newly designed device and actively corresponding with the FDA.  We plan on submitting this new data in the first half of 2012 and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA.

Disposable pen injector #1

We previously provided clinical supplies for the first pen injector product to Teva.  From a regulatory standpoint Teva has conducted a bioequivalence study for the product and determined the appropriate regulatory pathway is a 505(b)(2).  The FDA has requested additional clinical work be conducted in support of the filing.  Teva recently decided to redesign the pen injector for this product and we are now in the process of making design modifications.  Teva is currently determining the clinical design and cost for this program.  Teva is also developing this product for Europe through a separate development program and we have initiated device fabrication for a drug stability program to support a regulatory filing in that market.

Disposable pen injector #2

We have designed and produced prototype pen injectors for the second pen injector product.  Teva believes the regulatory pathway for this product is an ANDA pathway.  Currently Teva has initiated the development program and is expecting to file an ANDA in the next 12 months.  There is also a concurrent development program which was initiated in 2011 for this product in Europe.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2012, but the timing and extent of near-term future development will be dependent on decisions made by Teva.

Vibex™ MTX

Vibex™ MTX is our proprietary, wholly owned methotrexate injection system designed for rapid self-administration. Vibex™ MTX is engineered to enable patients to self-inject reliably, comfortably, and conveniently at home.  It is designed to enhance safe use with an integrated, shielded needle and lockout system which prevents accidental needle sticks after use. We have conducted in vivo pre-clinical studies which demonstrated reproducible pharmacokinetics and good injection site tolerance when methotrexate was delivered using the Vibex™ technology.  In December 2010 we filed an investigational new drug (“IND”) application with the FDA.   In August 2011, we announced positive results from a clinical study which evaluated several dose strengths delivered with the Vibex™ MTX system versus a conventional needle and syringe.  In the fourth quarter of 2011 we met with the FDA confirming and clarifying the regulatory pathway for a new drug application ("NDA") filing.  We expect to conduct user and usability studies for our Vibex™ MTX device in 2012 with the goal of filing an NDA for the product in early 2013.

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

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for commercial quantities of our oxybutynin gel 3% product in a manner that meets FDA requirements via reference to their DMF for oxybutynin.  Additionally, we have contracted with Patheon Inc. (“Patheon”), a manufacturing development company, to supply commercial quantities of our topical oxybutynin gel 3% product in a manner that meets FDA requirements.  In July 2011, we entered into a licensing agreement with Watson under which Watson will commercialize, in the U.S. and Canada, our topical oxybutynin gel 3% product, which was approved by the FDA in December 2011.  Watson will assume responsibility for manufacture and supply of the product after we deliver initial quantities ordered by Watson.

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

We have contracted with Uman Pharma (Montreal, Canada) to supply clinical and commercial quantities of methotrexate pre-filled syringes for the U.S and Canadian markets for our Vibex™ MTX product.

Sales and Marketing

We expect to currently market most of our products through other more established pharmaceutical companies while continuing marketing of our insulin injection devices and related disposable components in the U.S. In the future and as we develop more products in niche therapeutic areas, such as Vibex™ MTX, we will consider developing commercial capabilities in order to potentially market the product on our own.

During 2011, 2010 and 2009, international revenue accounted for approximately 38%, 48% and 47% of total revenue. Europe accounted for 93%, 94% and 94% of international revenue in 2011, 2010 and 2009, with the remainder coming primarily from Asia.  Teva accounted for 50%, 44% and 38% of our worldwide revenues in 2011, 2010 and 2009, respectively, and Ferring accounted for 35%, 45% and 39% of our worldwide revenues in 2011, 2010 and 2009, respectively.  Revenue from Teva and Ferring resulted from sales of injection devices and disposable components for their hGH formulations, and related royalties.  Revenue from Teva also included development revenue related to license agreements with Teva for our Vibex™ system and for our pen injector device.

See Results of Operations – Revenues in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – for a discussion of our products and services revenues and Note 11 to the Consolidated Financial Statements for revenues by geographic area.

Collaborative Arrangements and License Agreements

The following table describes existing pharmaceutical and device relationships and license agreements:

Partner	Drug	Market Segment	Product
Ferring	hGH (Zomacton®) (4mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® 2 Vision
Ferring	hGH (Zomacton®) (10 mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® Vision X
Teva	hGH (Tev-Tropin®) 5mg	Growth Retardation (United States)	Needle Free Tjet®
JCR	hGH	Growth Retardation (Japan)	Needle Free Twin-Jector® EZ II
Teva	Epinephrine	Anaphylaxis (U.S. and Canada)	VibexTM Auto Injector
Teva	Undisclosed Product	Undisclosed (United States)	VibexTM Auto Injector
Teva	Undisclosed Product #1	Undisclosed (North America, Europe & others)	Pen Injector
Teva	Undisclosed Product #2	Undisclosed (North America, Europe & others)	Pen Injector
Watson	Oxybutynin	U.S. and Canada	Oxybutynin Gel 3%
Daewoong	Oxybutynin	South Korea	Oxybutynin Gel 3%
BioSante	Estradiol	Hormone replacement therapy (North America, other countries)	Elestrin® Gel
Population Council	Nestorone®/Estradiol	Contraception (Worldwide)	NestraGel™
Ferring	Undisclosed	Undisclosed (Worldwide)	ATD™ Gel
Pfizer	Undisclosed	Consumer Health	Undisclosed

The table above summarizes agreements under which our partners are selling products, conducting clinical evaluation, and performing development of our products. For competitive reasons, our partners may not divulge their name, the product name or the exact stage of clinical development.

In June 2000, we granted an exclusive license to BioSante to develop and commercialize three of our gel technology products and one patch technology product for use in hormone replacement therapy in North America and other countries. Subsequently, the license for the patch technology product was returned to us in exchange for a fourth gel based product. BioSante paid us an upfront payment upon execution of the agreement and is also required to make royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to us upon the occurrence of certain events related to regulatory filings and approvals.  In November 2006, BioSante entered into a sublicense and marketing agreement with Bradley Pharmaceuticals, Inc. (“Bradley”) for Elestrin®.  In December 2006, the FDA approved Elestrin® for marketing in the United States. Bradley was acquired by Nycomed Inc. in February 2008 and returned Elestrin® to BioSante.  In December 2008, Elestrin® was sublicensed to Azur Pharmaceuticals (“Azur”) and subsequently relaunched in 2009.  In January 2012, Azur was acquired by Jazz Pharmaceuticals.  We receive royalties on sales of Elestrin® as well as potential sales-based milestone payments.

BioSante is developing LibiGel®, a transdermal testosterone gel for the treatment of female sexual dysfunction (“FSD”).  In December 2011, BioSante announced top-line results from its two pivotal Phase III efficacy trials.  Initial analysis of the data from these trials showed that the trials did not meet the co-primary or secondary endpoints, and therefore LibiGel® data was not submitted to the FDA for approval.  In February 2012, BioSante announced that their Phase III cardiovascular and breast cancer safety study will continue, that they plan to meet with the FDA to determine the best path forward for the program, and that they will make a decision as to the conduct of the LibiGel safety study during the second quarter of 2012.  If LibiGel® is ever approved by the FDA, we are entitled to royalty payments from sales of LibiGel® and 25% of any upfront or milestone payments received by BioSante, but there can be no assurance that we will ever receive payments of any kind in connection with LibiGel®.

In January 2003, we entered into a revised License Agreement with Ferring, under which we licensed certain of our intellectual property and extended the territories available to Ferring for use of certain of our reusable needle-free injection devices to include all countries and territories in the world except Asia/Pacific. Specifically, we granted to Ferring an exclusive, royalty-bearing license, within a prescribed manufacturing territory, to utilize certain of our reusable needle-free injector devices for the field of hGH until the expiration of the last to expire of the patents in any country in the territory. We granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory.  In 2007, we amended this agreement providing for non-exclusive rights in Asia along with other changes to financial terms of the agreement.  We receive a purchase price and a royalty for each device sold to Ferring and a royalty on their hGH sales if we meet certain product quality metrics.

In 2004, JCR entered into a purchase agreement for our needle free injector to broaden its marketing efforts in Japan for their hGH product Growject®.

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

In July 2006, we entered into an exclusive License Development and Supply Agreement with Teva. Pursuant to the agreement; Teva is obligated to purchase all of its delivery device requirements from us for an epinephrine auto injector product to be marketed in the United States and Canada. We received an upfront cash payment, and will receive a negotiated purchase price for each device sold, as well as royalties on sales of their product.  This agreement has been amended in 2008, 2009, 2010 and 2011 and provides for payment of capital equipment and other development work that was outside the scope of the original agreement.

In July 2006, we entered into a joint development agreement with the Population Council, an international, non-profit research organization, to develop contraceptive formulation products containing Nestorone®, by using the Population Council’s patented compound and other proprietary information covering the compound, and our transdermal delivery gel technology.  Under the terms of the joint development agreement, we are responsible for research and development activities as they relate to ATD formulation and manufacturing.  The Population Council will be responsible for clinical trial design development and management.  Together, we expect to identify a worldwide or regional commercial development partner to complete the clinical program for this potential product.

In September 2006, we entered into a Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us for hGH marketed in the United States. We received an upfront cash payment and have received milestone fees and royalty payments on Teva’s net sales of hGH, as well as a purchase price for each device sold.

In December 2007, we entered into a license, development and supply agreement with Teva under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.  In January 2011, this agreement was amended to provide payments to us for capital equipment and other development work.  In 2011, statements of work in connection with continued development of these two products were agreed upon, providing additional payments to us.

In November 2009 we entered into a license agreement with Ferring under which we licensed certain of our patents and agreed to transfer know-how for our transdermal gel technology for certain pharmaceutical products.  Under this agreement, we received an upfront payment, milestone payments and will receive additional milestone payments as certain defined product development milestones are achieved.

In July 2011, we entered into a licensing agreement with Watson under which Watson will commercialize our oxybutynin gel 3% product in the U.S. and Canada. Under this agreement we will receive payments for certain manufacturing start-up activities, delivery of launch quantities, milestone payments and royalties.

In December 2011, we entered into a licensing agreement with Pfizer Consumer Healthcare (“Pfizer”) for one of our drug delivery technologies to develop an undisclosed product on an exclusive basis for North America. Pfizer will assume full cost and responsibility for all clinical development, manufacturing, and commercialization of the product in the licensed territory, which also includes certain non-exclusive territories outside of North America. We will receive undisclosed upfront payments, development milestones and sales based milestones, as well as royalties on net sales for three years post launch in the U.S.

In January 2012, we entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize our oxybutynin gel 3% product in South Korea, once approved.  Under this agreement we will receive milestone payments and royalties.

Distribution/supply agreements are arrangements under which our products are supplied to end-users through the distributor or supplier. We provide the distributor/supplier with injection devices and related disposable components, and the distributor/supplier often receives a margin on sales. We currently have a number of U.S. distribution/supply arrangements under which the distributors/suppliers sell our needle-free injection devices and related disposable components for use with insulin.

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

Proprietary Rights

When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold numerous patents and numerous additional patent applications pending in the U.S. and other countries.  Our patents have expiration dates ranging from 2015 to 2030. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technologies.

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

Drug Approval Process

Pharmaceutical based products or drug delivery technologies indicated for the treatment of systemic or local treatments respectively are regulated by the FDA in the U.S. and other similar regulatory agencies in other countries as drug products. Drug delivery based products are considered to be controlled release dosage forms and may not be marketed in the U.S. until they have been demonstrated to be safe and effective. The regulatory approval routes for products include the filing of an NDA for new drugs, new indications of approved drugs or new dosage forms of approved drugs. Alternatively, these dosage forms can obtain marketing approval as a generic product by the filing of an ANDA, providing the new generic product is bioequivalent to and has the same labeling as a comparable approved product or as a filing under Section 505(b)(2) of the FD&C Act where there is an acceptable reference product.  The combination of the drug, its dosage form and label claims, and FDA requirements will ultimately determine which regulatory approval route will be required.

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

Our drug products such as oxybutynin gel 3% and Nestragel™ (Nestorone® gel), as well as our products being developed by our partners are subject to the above regulations.  Anturol® was approved by the FDA in December 2011 and Nestragel™ will be subject to the NDA process.  Device combination products developed by us, such as Vibex™ MTX, and being developed by our partner Teva are subject to the sNDA, ANDA and 505(b)(2) regulations cited above, as well as the device approval process below.

Device Approval Process

Drug delivery systems such as our injectors can also be evaluated as part of the drug approval process such as an NDA, sNDA, ANDA, 505(b)(2) or a Product License Application (“PLA”). Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  Device regulatory filings could take the form of a device master file (“MAF”).  In some cases, the device specific information may need to be filed as part of the drug approval submission, and in those cases we will seek agreement from the Agency for review of the device portion of the submission by the Center for Devices and Radiological Health (“CDRH”) under the medical device provisions of the law.

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

Development of a device with a previously unapproved new drug likely will be handled as part of the NDA for the new drug itself. Under these circumstances, the device component will be handled as a drug accessory and will be approved, if ever, only when the NDA itself is approved. Our injectors may be required to be approved as a combination drug/device product under an sNDA for use with previously approved drugs. Under these circumstances, our device could be used with the drug only if and when the supplemental NDA is approved for this purpose. It is possible that, for some or even all drugs, the FDA may take the position that a drug-specific approval must be obtained through a full NDA or supplemental NDA before the device may be packaged and sold in combination with a particular drug. Teva launched the Tjet® device in August of 2009 for use in delivery of Teva’s form of hGH, Tev-Tropin®, following the approval of the hGH sNDA in June 2009.

To the extent that our injectors are packaged with the drug, as part of a drug delivery system, the entire package will be subject to the requirements for drug/device combination products. These include drug manufacturing requirements, drug adverse reaction reporting requirements, and all of the restrictions that apply to drug labeling and advertising. In general, the drug requirements under the FD&C Act are more onerous than medical device requirements. These requirements could have a substantial adverse impact on our ability to commercialize our products and our operations.

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

We have ISO 13485: 2003 certification, the medical device industry standard for our quality systems. This certification shows that our device development and manufacturing comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with compliance with the European Medical Device Directive enables us to affix the CE Mark (a certification indicating that a product has met EU consumer safety, health or environmental requirements) to current products and supply the device with a Declaration of Conformity. Regular surveillance audits by our notified body, British Standards Institute, are required to demonstrate continued compliance.

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 2, 2012, we had 29 full-time employees, of whom 28 are in the United States. Of the 29 employees, 19 are primarily involved in research, development and manufacturing activities, two are primarily involved in business development and commercialization, with the remainder engaged in executive and administrative capacities. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

We incurred net losses of $4,387,920 and $6,091,198 in the fiscal years ended 2011 and 2010, respectively.  In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2011 of $141,361,715.  The costs for research and product development of our drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses.  We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations.

In May 2011, the Company sold a total of 14,375,000 shares of common stock at a price of $1.60 per share in a public offering, which resulted in net proceeds of $21,280,718 after deducting offering expenses of $1,719,282.  In addition, we received proceeds from warrant and stock option exercises of $6,020,436 and $2,463,419 in 2011 and 2010, respectively.  If additional capital is needed in the future to support operations, economic and market conditions may make it difficult to raise additional funds through debt or equity financings.

At December 31, 2011 we had cash and investments of $34,396,277.  The combination of our current cash and investments balance and projected product sales, product development, license revenues, milestone payments and royalties should provide us with sufficient funds to support operations.  However, if funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements.  If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire.  If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

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

•      timing of our partners’ development, regulatory and commercialization plans ;
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

For the year ended December 31, 2011, we derived approximately 50% of our revenue from Teva and 35% from Ferring.  For the year ended December 31, 2010, we derived approximately 44% of our revenue from Teva and 45% from Ferring.  The revenue from Teva was product sales, royalties and license and development revenue.  The revenue from Ferring was primarily product sales and royalties.

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

We have entered into four license, development and/or supply agreements for five potential products since November of 2005 with Teva or an affiliate of Teva.  To date we have received FDA approval of one of those products, the Tjet® needle-free device for use with hGH.  Teva is currently marketing the Tjet® device to its patients and we expect product sales and royalties from this product into the future.  Although certain upfront, milestone and development payments have been received for the other programs with Teva, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these other agreements.

We have a license agreement with Ferring, under which Ferring commercialized our needle-free injection system with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  We receive a purchase price and a royalty for each device sold to Ferring and a royalty on their hGH sales if we meet certain product quality metrics.  Although these products have been on the market for many years, there can be no assurance that Ferring will continue to use our device or that approval of new devices developed by us will occur.

In July 2011, we entered into an exclusive licensing agreement with Watson for Watson to commercialize, in the U.S. and Canada, our topical oxybutynin gel 3% product, which was subsequently approved by the FDA in December 2011.  Under terms of the agreement, Watson will make payments for certain manufacturing start-up activities and will make milestone payments based on the achievement of regulatory approval and certain sales levels. Upon launch of the product, the Company will receive escalating royalties based on product sales in the U.S. and Canada for both our oxybutynin gel 3% product and their oxybutynin gel product Gelnique®.  The milestone payment based on the achievement of regulatory approval is subject to reimbursement to Watson if launch quantities are not delivered within a certain defined time period.  After delivery of initial launch quantities to Watson by the Company, Watson will assume responsibility for manufacture and supply of the product.  Although manufacturing has begun and launch quantities are being produced, launch quantities have not yet been delivered and there have been no commercial sales to date.

In December 2011, the Company announced that it licensed to Pfizer Inc.’s Consumer Healthcare Business Unit one of its drug delivery technologies to develop an undisclosed product on an exclusive basis for North America. Pfizer will assume full cost and responsibility for all clinical development, manufacturing, and commercialization of the product in the licensed territory, which also includes certain non-exclusive territories outside of North America.  Antares received an upfront payment, and will receive development milestones and sales based milestones, as well as royalties on net sales for three years post launch in the U.S.  Although an upfront payment has been received, there can be no assurance that there ever will be commercial sales or future milestone payments or royalties under this agreement.

In June 2000, we entered into an exclusive agreement to license four applications of our drug-delivery technology to BioSante.  BioSante is using the licensed technology for the development of hormone replacement therapy products that include LibiGel® (transdermal testosterone gel) for the treatment of FSD.  Under the agreement an upfront payment, development milestones and royalties on product sales are to be paid to us.   We also receive a portion of any sublicense fees received by BioSante.  In December 2011, BioSante announced top-line results from its two pivotal Phase III efficacy trials for LibiGel®.  Initial analysis of the data from these trials showed that the trials did not meet the co-primary or secondary endpoints, and therefore LibiGel® data was not submitted to the FDA for approval.  There can be no assurance that we will ever receive payments of any kind in connection with LibiGel®.

Part of our business model is to be commercially oriented by further developing our own products, and we may not have sufficient resources to fully execute our plan.

We must make choices as to the drugs that we develop on our own.  We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all.  FDA approval processes for the drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated.  Funds required to bring our own products to market may be more than anticipated or may not be available at all.  We have limited experience in bringing such products to market; therefore, we may experience difficulties in execution of development of internal product candidates.  We are currently developing Vibex™ MTX with a view to potentially market this product ourselves.  There is no guarantee that the clinical development will be successful or if successful that we will gain approval or market the product effectively.

If we do not develop and maintain relationships with manufacturers of our drug products or candidates, then we may be unable to successfully manufacture and sell our pharmaceutical products.

We do not possess the capabilities or facilities to manufacture commercial quantities of our oxybutynin gel 3% product, Anturol®, or any other of our future drug candidates.   We must contract with manufacturers to produce products according to government regulations.  Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers.  A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us.  Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint.

We have contracted with a commercial supplier of pharmaceutical chemicals to supply us with the active pharmaceutical ingredient of oxybutynin for commercial quantities of Anturol® in a manner that meets FDA requirements via reference of their DMF for oxybutynin.  Additionally, we have contracted with Patheon, a manufacturing development company, to supply commercial quantities of Anturol® in a manner that meets FDA requirements.  Any failure by Patheon or our supplier of the active ingredient oxybutynin to achieve or maintain compliance with FDA standards could significantly harm our business since we do not currently have approved secondary manufacturers for Anturol® gel or oxybutynin.  After we supply our partner Watson with commercial launch quantities, all manufacturing responsibility will be transferred to Watson.

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

We operate under a manufacturing agreement with Minnesota Rubber and Plastics (“MRP”), a contract manufacturing company, who manufactures and assembles our needle-free devices and certain related disposable component parts for our partners Teva, Ferring and JCR.  There can be no assurance that MRP will be able to continue to meet these regulatory requirements or our own quality control standards.  Therefore, there can be no assurance that we will be able to continue to successfully produce and manufacture our products.  Our pharmaceutical partners retain the right to audit the quality systems of our manufacturing partner, and there can be no assurance that MRP will be successful in these audits. Any of these failures would negatively impact our business, financial condition and results of operations.  We will also continue to outsource manufacturing of our future disposable injection products to third parties.  Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done.  Additionally, use of contract manufacturers exposes us to risks in the manufacturers’ business such as their potential inability to perform from a technical, operational or financial standpoint.

We have contracted with Nypro, an international manufacturing development company to commercialize our Vibex™ pressure assisted auto injector device, used in such products as our epinephrine auto injector, in compliance with FDA QSR regulations.  Any failure by Nypro to successfully manufacture the pressure assisted auto injector device in commercial quantities, be in compliance with regulatory regulations, or pass the audits by our pharmaceutical partner would have a negative impact on our future revenue expectations.

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

Elestrin®, our transdermal estradiol gel, was launched by BioSante’s marketing partner Bradley in June 2007.  Bradley was acquired by Nycomed in February 2008.  BioSante reacquired Elestrin® from Nycomed and in December 2008 relicensed all manufacturing, distribution and marketing responsibilities of Elestrin® to Azur. In January 2012 Azur was acquired by Jazz Pharmaceuticals.  The multiple licenses of Elestrin® and shifting marketing responsibilities has had a negative impact on the marketing efforts of Elestrin® and to date, the market penetration of Elestrin® has been low.

Although we have an agreement with Watson to commercialize our topical oxybutynin gel 3% product in the U.S. and Canada, and although manufacturing has begun and launch quantities are being produced, launch quantities have not yet been delivered and there have been no commercial sales to date.  The overactive bladder market for which our oxybutynin gel 3% will compete in is a large market dominated by oral products.  To date, transdermal products such as gels and patches have not had overwhelming success in gaining market share.

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

Elestrin®, for which we receive royalties from our partner based on any commercial sales, was launched in June 2007.  Since it is not our product, we have no way of knowing at this time if health insurance companies’ reimbursement has negatively impacted patient use of Elestrin®.  The sales of Elestrin® are growing month over month but continue to be modest.

Our Tjet® device was launched by Teva in the U.S. in 2009 for use with Teva's hGH Tev-Tropin®.  Although Teva currently provides the device and disposables at no cost to the patient, the amount of health insurance reimbursement of Tev-Tropin® has a direct impact on the device product sales and royalty due from Teva to us.  Additionally, Teva has provided significant rebates to third party payers, which reduces net sales of Tev-Tropin® thus reducing the royalty payable to us.

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue.

One of our business pathways requires us to enter into license agreements with pharmaceutical and biotechnology companies covering the development, manufacture, use and marketing of drug delivery technologies with specific drug therapies. Under these arrangements, the partner companies typically assist us in the development of systems for such drug therapies and collect or sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery technology with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the technologies for these drug therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.  As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.  We are relying on partners such as Teva, Ferring, Watson and Pfizer for future milestone, sales and royalty revenue.  Any or all of these partners may never commercialize a product with our technologies or significant delays in anticipated launches of these products may occur.  Any potential loss of anticipated future revenue could have an adverse affect on our business and the value of your investment.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we may never be able to achieve profitable operations.

Competitors in the overactive bladder, injector device and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for less invasive methods of delivering drugs.  Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields.  If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Companies that compete with our injector based technologies include Ypsomed, Owen Mumford, Elcam, SHL, Bioject Medical Technologies, Inc., Haselmeier, Bespak-Consort Medical, West Pharmaceuticals and Becton Dickinson, along with other companies. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing.  Companies that compete in the overactive bladder market include Pfizer, GSK, Warner Chilcott, Allergan and Astellas Pharma. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do, and, therefore, represent significant competition.

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

       Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringe their patent rights.  If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the patent office or the courts.  If these are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates.  Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.  If we are found liable for infringement or are not able to have these patents declared invalid or unenforceable, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by patents of others.  Any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.  We may not have identified, or be able to identify in the future, United States or foreign patents that pose a risk of potential infringement claims.  Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could potentially harm our business.

In November 2008, Meridian Medical Technologies (“Meridian”) received U.S. Patent 7,449,012 (“the ‘012 patent”) relating to a specific type of auto injector for use with epinephrine.  The ‘012 patent is set to expire in September 2025.  The ‘012 patent was listed in FDA’s Orange Book in July 2009 under the EpiPen® NDA.  On July 21, 2009, Meridian and King Pharmaceuticals, Inc. (“King”) received a copy of Paragraph IV certification from Teva giving notice that Teva had filed an ANDA to commercialize an epinephrine injectable product and referring to our auto injector device and challenging the validity and alleging non-infringement of the ‘012 patent.  On August 28, 2009, King and Meridian filed suit against Teva in the U.S. District Court for the District of Delaware asserting its ‘012 patent.  On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.  On November 3, 2011, Meridian and King requested to dismiss their claims against Teva involving the '012 patent, and the Court entered the dismissal on November 7, 2011, removing the '012 patent from the litigation.

In September 2010, King received U.S. Patent No. 7,794,432 (“the ‘432 patent”) relating to certain features of an auto injector for use with epinephrine. The ‘432 patent is set to expire in September 2025. The ‘432 patent was listed in FDA’s Orange Book in September 2010 under the EpiPen® NDA.

In November 2010, Meridian and King received a copy of Paragraph IV certification from Teva challenging the validity and alleging non-infringement of the ‘432 patent. King and Meridian filed an amended complaint, in the same litigation as the ‘012 patent, adding the ‘432 patent.  In October 2010, Pfizer announced it was acquiring King, and the acquisition was completed on or about March 1, 2011.  On January 28, 2011, Teva filed its answer asserting non-infringement and invalidity of the ‘432 patent.

On February 16, 2012, the case proceeded to trial in the U.S District Court for the District of Delaware.  One day of the bench trial was held on that day.  The Court scheduled the remaining days of trial for March 7-9, 2012.  There has been no decision at this time, and we do not know when there will be a decision from this litigation.  Litigation inherently presents risk and there can be no assurance that Teva will prevail in the litigation or that the result will not have a material adverse effect on our potential launch of this product or potential revenues.

Antares is not a named defendant in the Teva patent litigation brought by Meridian and King.  Nonetheless, because of our involvement in the product design, we are involved in the patent litigation.  Teva is responsible for its own defense and paying all costs as incurred.  Depending on whether the product is ever launched, we may contribute to the cost of defense through a reduction in the amount of future royalty payments received by Antares from Teva.

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

Our business entails the risk of product liability and clinical trial claims. Although we have not experienced any material claims to date, any such claims could have a material adverse impact on our business.  Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all.  We maintain product and clinical trial liability insurance with coverage of $5 million per occurrence and an annual aggregate maximum of $5 million and evaluate our insurance requirements on an ongoing basis.  If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered.  A successful product liability claim against us, if not covered by, or if in excess of our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations.  Adverse claim experience for our products or licensed technologies or medical device, pharmaceutical or insurance industry trends may make it difficult for us to obtain product liability insurance or we may be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all.  Additionally, if the coverage limits of the product liability insurance are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product.  Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted NDA also may cause delays or rejection of an approval.  Even if the FDA approves a product, the approval may limit the uses or “indications” for which a product may be marketed, or may require further studies.  The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

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

In 2007, our partner Teva filed a second injector device with an undisclosed product as an ANDA and the FDA rejected such filing.  The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA.  We redesigned the device to address the FDA’s concern of device similarity and submitted the new device to the FDA.  The FDA reactivated the ANDA file in 2010, and since that time we have been conducting user studies and scaling up commercial tooling and molds for the newly designed device and actively corresponding with the FDA.  We plan on submitting this new data in the first half of 2012 and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA.  The reactivation of the ANDA does not ensure that the FDA will approve the filing and without FDA approval we cannot market or sell our injector for use with this drug product in the U.S.

As part of our device regulatory strategy, we have filed three MAFs with the FDA.  These MAFs are reviewed as part of a product application review.  Amendments are made to the MAFs as appropriate either because of design changes, additional test data or in response to questions from the FDA.  The submission of a MAF does not guarantee that the MAF contains all the information required for product approval.

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

Many of our drug/device combination product candidates and transdermal gel products may be developed via the 505(b)(2) route. The 505(b)(2) regulatory pathway is continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we potentially submit an NDA.  Additionally, we must reference the most similar predicate products when submitting a 505(b)(2) application. It is therefore probable that:

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

If the use of our injection devices require additions to or modifications of the drug labeling regulated by the FDA, the review of this labeling may be undertaken by the FDA’s Office of Surveillance and Epidemiology (OSE).  Additionally, the instructions for use (IFU) for a device in a drug/device combination product is also reviewed for accuracy, ease of use and educational requirements.  These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions.  Such reviews and requirement may extend the time necessary for the approval of drug-device combinations.  Such was the case for the approval of our needle-free device for use with hGH.  The approval process took much more time than contemplated.

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

As of March 2, 2012, we have warrants outstanding that are exercisable, at prices ranging from $1.00 per share to $3.78 per share, for an aggregate of approximately 9,925,000 shares of our common stock.  We also have options outstanding that are exercisable, at exercise prices ranging from $0.37 to $4.56 per share, for an aggregate of approximately 7,900,000 shares of our common stock.  Purchasers of our common stock could therefore experience substantial dilution of their investment upon exercise of the above warrants or options.

 Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 2, 2012, our officers and directors beneficially owned an aggregate of approximately 18,500,000 shares (or approximately 17%) of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease and could hamper our ability to raise capital through the sale of our equity securities.

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

Item 1B.           UNRESOLVED STAFF COMMENTS.

None.

Item 2.              PROPERTIES.

We lease approximately 7,000 square feet of office space in Ewing, New Jersey for our corporate headquarters facility. The lease will terminate in April 2012. We have entered into a lease agreement for approximately 8,000 square feet of office space in a new location in Ewing, New Jersey.  This lease will terminate in October 2019.  We believe the facility will be sufficient to meet our requirements through the lease period at this location.

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

Item 3.              LEGAL PROCEEDINGS.

None.

Item 4.              MINE SAFETY DISCLOSURES

Not applicable.

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

	High	Low
2011:
First Quarter	$1.80	$1.51
Second Quarter	$2.21	$1.58
Third Quarter	$2.57	$1.80
Fourth Quarter	$2.82	$1.67

2010:
First Quarter	$1.52	$1.11
Second Quarter	$1.95	$1.48
Third Quarter	$1.74	$1.38
Fourth Quarter	$1.73	$1.38

Common Shareholders

As of February 29, 2011, we had 93 shareholders of record of our common stock as well as approximately 6,000 shareholders in street name.

Dividends

We have not paid or declared any cash dividends on our common stock during the past ten years. We have no intention of paying cash dividends in the foreseeable future on our common stock.

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the Amex Composite Index and the Amex Biotechnology Stock Index weighted by market value at each measurement point. The graph covers the period beginning December 31, 2006, through December 31, 2011. The graph assumes $100 was invested in each of our common stock, the Amex Composite Index and the Amex Biotechnology Stock Index on December 31, 2006 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
2006
31-Dec
2007
31-Dec
2008
31-Dec
2009
31-Dec
2010
31-Dec
2011
31-Dec
Antares Pharma
Composite Index
Biotechnology Stock Index

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Antares Pharma, Inc.	$100.00	$81.67	$30.83	$95.00	$141.67	$183.33

Amex Composite Index	100.00	117.17	67.96	88.74	107.39	110.79

Amex Biotechnology Stock Index	100.00	104.28	85.80	124.91	172.04	144.70

Item 6.              SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our consolidated financial statements accompanying this annual report (amounts expressed in thousands, except per share amounts).

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$19,358	$9,848	$13,559	$13,096	$9,759
Investments	15,038	-	-	-	16,301
Working capital	26,257	5,804	8,307	7,537	21,891
Total assets	41,963	15,141	19,143	19,911	30,217
Long-term liabilities, less current maturities	810	1,843	2,051	5,297	7,295
Accumulated deficit	(141,362)	(136,974)	(130,883)	(120,592)	(107,901)
Total stockholders’ equity	31,144	6,627	8,851	7,243	17,499

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Product sales	$7,630	$5,774	$3,506	$3,350	$3,211
Development revenue	4,462	2,127	2,607	541	956
Licensing fees	1,221	2,856	1,595	1,238	3,231
Royalties	3,145	2,062	603	532	459
Revenues	16,458	12,819	8,311	5,661	7,857
Cost of revenues (1)	6,797	4,273	4,140	2,020	3,442

Research and development	6,699	8,803	7,903	7,866	5,362
Sales, marketing and business development	1,553	1,035	1,051	1,625	1,641
General and administrative (2)	5,846	4,734	4,911	6,348	6,058
Operating expenses	14,098	14,572	13,865	15,839	13,061
Operating loss	(4,437)	(6,026)	(9,694)	(12,198)	(8,646)
Net other income (expense)	49	(65)	(597)	(492)	67
Net loss applicable to common shares	$(4,388)	$(6,091)	$(10,291)	$(12,690)	$(8,579)

Net loss per common share (3) (4)	$(0.05)	$(0.07)	$(0.14)	$(0.19)	$(0.14)

Weighted average number of common shares	96,995	83,170	73,489	67,233	59,605

(1)	In 2007 we recorded non-cash impairment of prepaid license discount and related charges of $1,439.
(2)	In 2007 we recorded non-cash patent impairment charges of $296.
(3)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(4)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements in Management’s Discussion and Analysis

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below.  Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	the impact of new accounting pronouncements;

•	our expectations regarding commercialization of our oxybutynin gel 3% product by Watson;

•	our expectations regarding product development of Vibex™ MTX;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow; and

•	our expectations regarding the year ending December 31, 2012.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major customers and partners;

•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities and our marketing capabilities;

•	our inability to obtain additional financing, reduce expenses or generate funds when necessary;

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers; and

•	our inability to attract and retain key personnel.

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

Overview

Antares Pharma, Inc. is an emerging pharmaceutical company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  Our subcutaneous and intramuscular injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.

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

In the gel-based area, we announced in December 2011 that the FDA approved our topical oxybutynin gel 3% product, Anturol®, for the treatment of OAB.  In July 2011, we licensed our oxybutynin gel 3% product to Watson for commercialization in the U.S. and Canada and in January 2012, we licensed this product to Daewoong Pharmaceuticals for commercialization in South Korea, once approved.    Our gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Jazz Pharmaceuticals in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

Revenue Recognition

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. We also enter into license arrangements that are often complex as they may involve license, development and manufacturing components. Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement.  In the third quarter of 2009, we elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”) with retrospective application to January 1, 2009.  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables.  It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available.  We expect revenues and expenses generated in connection with future multiple element arrangements will often be recognized over shorter periods than would have occurred prior to adoption of ASU 2009-13.

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

We have deferred significant revenue amounts ($6,454,671 at December 31, 2011) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

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

	2011	2010	2009
Product sales	$7,630,402	$5,773,734	$3,506,510
Development fees	3,986,564	1,496,161	5,095,125
Licensing fees and milestone payments	3,200,000	974,925	2,272,047
Royalties	3,144,980	2,061,703	602,816
Billings received and/or accrued per contract terms	17,961,946	10,306,523	11,476,498
Deferred billings received and/or accrued	(5,138,081)	(1,240,089)	(6,633,477)
Deferred revenue recognized	3,634,627	3,752,264	3,468,041
Total revenue as reported	$16,458,492	$12,818,698	$8,311,062

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

Each year we review patent costs for impairment and identify patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated.  No impairment charges were recognized in 2011, 2010 or 2009.  The gross carrying amount and accumulated amortization of patents, which are our only intangible assets subject to amortization, were $1,979,501 and $1,027,115, respectively, at December 31, 2011 and were $1,752,636 and $949,210, respectively, at December 31, 2010. The Company’s estimated aggregate patent amortization expense for the next five years is $75,000, $96,000, $104,000, $104,000 and $104,000 in 2012, 2013, 2014, 2015 and 2016, respectively.

We have $1,095,355 of goodwill recorded as of December 31, 2011 that relates to our Minnesota operations.  We evaluate the carrying amount of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in our stock price. When evaluating whether goodwill is impaired, we compare the fair value of the Minnesota reporting unit to the carrying amount, including goodwill. If the carrying amount of the Minnesota reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota reporting unit would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

In evaluating whether the fair value of the Minnesota reporting unit was below its carrying amount, we used the market capitalization of the Company at December 31, 2011, which was approximately $228 million, to calculate an estimate of fair value of the Minnesota reporting unit.  We determined that the percentage of the total market capitalization of the Company at December 31, 2011 attributable to the Minnesota reporting unit would have to be unreasonably low before the fair value of the Minnesota reporting unit would be less than its carrying amount.  In making this determination, we evaluated the activity at the Minnesota reporting unit compared to the total Company activity, and considered the source and potential value of agreements currently in place, the source of recent product sales and development revenue growth, the source of total Company revenue and the source of cash generating activities.  After performing the market capitalization analysis and concluding that the fair value of the Minnesota reporting unit was not below its carrying amount, we determined that no further detailed determination of fair value was required.

Our evaluation of goodwill completed during 2011, 2010 and 2009 resulted in no impairment losses.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Revenues

Total revenue was $16,458,492, $12,818,698 and $8,311,062 for the years ended December 31, 2011, 2010 and 2009, respectively.

Product sales were $7,630,402, $5,773,734 and $3,506,510 for the years ended December 31, 2011, 2010 and 2009, respectively.  Product sales include sales of reusable needle-free injector devices and disposable components. Our product sales are generated primarily from sales to Ferring and Teva.  Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  Teva launched our Tjet® needle-free device with their hGH Tev-Tropin® in the U.S. in August of 2009.  In 2011, 2010 and 2009, revenue from sales of needle-free injector devices totaled $2,054,315, $1,613,988 and $1,291,250, respectively.  Sales of disposable components in 2011, 2010 and 2009 totaled $5,457,621, $4,052,206 and $2,131,525, respectively.  The 2011 increase in device sales was due to an increase in sales to Ferring.  The 2011 increase in sales of disposable components was due to nearly equal increases in sales to Teva and Ferring.  The 2010 increase in device sales was due to increases in sales to Teva, Ferring and JCR.  The 2010 increase in sales of disposable components was primarily a result of an increase in sales to Teva of approximately $1,050,000 in the first full year of sales following their 2009 launch of our Tjet® device, along with an increase of approximately $790,000 in sales to Ferring.

Development revenue was $4,462,287, $2,127,033 and $2,606,516 for the years ended December 31, 2011, 2010 and 2009, respectively.  The revenue in 2011 included $2,083,977 and $1,314,069 related to the Teva auto injector and pen injector programs, respectively.  The development revenue related to the pen injector program included the recognition of $304,600 of previously deferred development revenue in connection with an amendment, in the first quarter of 2011, to a license, development and supply agreement with Teva originally entered into in December of 2007 under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  In addition, the 2011 development revenue included $1,024,240 earned under the Watson license agreement.  Approximately $1,400,000 and $1,600,000 of the development revenue recognized in 2010 and 2009, respectively, was related to auto injector development work under a License, Development and Supply agreement with Teva originally signed in July 2006.  In 2009, in connection with an amendment to this License, Development and Supply Agreement, Teva purchased tooling in process from us that had a carrying value of approximately $1,200,000 and paid us in advance for the design, development and purchase of additional tooling and automation equipment.  We received a payment under this amendment in the amount of $4,076,375, all of which was initially recorded as deferred revenue.  Of this amount, approximately $1,357,000, $961,000 and $935,000 was recognized as development revenue in 2011, 2010 and 2009, respectively.  In 2010, approximately $250,000 of revenue was recognized in connection with a pen injector development program with Teva.  The balance of the revenue in 2010 and 2009 was attributable primarily to projects related to our proprietary ATD™ gel technology.

Licensing revenue was $1,220,823, $2,856,228 and $1,595,220 for the years ended December 31, 2011, 2010 and 2009, respectively. The licensing revenue in 2011 was primarily due to an upfront payment from Pfizer associated with a license agreement entered into in December 2011, and included revenue recognized that was previously deferred in connection with license agreements with Teva, Ferring and BioSante, including $337,776 of revenue previously deferred that was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 10 to the consolidated financial statements.  The 2010 licensing revenue was primarily due to recognition of revenue deferred in 2009 under an Exclusive License Agreement with Ferring, along with a sales based milestone payment from Teva and milestone payments received from BioSante.  Licensing revenue recognized in 2010 and 2009 included approximately $75,000 and $350,000, respectively, that had been previously deferred and represents a portion of payments received from Teva under a License, Development and Supply Agreement for a product utilizing our auto injector technology.  This revenue was recognized as a result of adopting a new revenue recognition accounting standard, as described in Note

10 to the consolidated financial statements.  The licensing revenue in 2009 also included a milestone payment received from Teva in connection with Teva’s launch of our Tjet needle-free device with their hGH Tev-Tropin®.  In addition, in 2009 we recognized licensing revenue of approximately $315,000 in connection with a License Agreement with Ferring executed in November 2009, described in more detail in Note 9 to the consolidated financial statements, which included an upfront payment and milestone payments.  Also in 2009, approximately $338,000 of a previously deferred license fee related to our oral disintegrating tablet technology was recognized after the customer terminated the agreement due to technical challenges with their drug molecule.  The remaining licensing revenue in each year is primarily due to recognizing portions of previously deferred amounts related to upfront license fees or milestone payments received under various agreements.

Royalty revenue was $3,144,980, $2,061,703 and $602,816 for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in 2011 was primarily due to increases in royalties from Teva and Ferring.  Both companies experienced growth in their hGH business in 2011.  The increase in royalties in 2010 was due primarily to first year royalties of $1,404,053 received from Teva in connection with sales of their hGH Tev-Tropin®.  Nearly all remaining royalty revenue in 2010 and nearly all royalty revenue in years prior to 2010 was generated under the license agreement with Ferring described in more detail in Note 9 to the consolidated financial statements.  Royalties from Ferring are earned on device sales and under a provision in the Ferring agreement in which royalties on their hGH sales are triggered by the achievement of certain quality standards.  Royalty revenue in each year also included royalties from JCR on sales of hGH and royalties from Azur/Jazz on sales of Elestrin®.

Cost of Revenues and Gross Margins

The cost of product sales includes product acquisition costs from third party manufacturers and internal manufacturing overhead expenses related to our reusable needle-free injection devices and disposable components. Cost of product sales were $3,623,186, $2,799,253 and $1,813,385 for the years ended December 31, 2011, 2010 and 2009, respectively, representing gross margins of 53%, 52% and 48%, respectively.  The gross margin increases were due primarily to internal manufacturing overhead expenses that decreased as a percent of product sales in both 2011 and 2010 compared to the prior year as a result of increased sales volumes.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred.  Cost of development revenue was $3,174,006, $1,473,957 and $2,326,449 for the years ended December 31, 2011, 2010 and 2009, respectively.  Approximately $1,453,000, $1,000,000 and $1,300,000 of development costs were recognized in 2011, 2010 and 2009, respectively, in connection with revenue recognized related to auto injector development programs with Teva.  Approximately $246,000 and $615,000 of the development costs in 2010 and 2009, respectively, were costs deferred prior to 2009 in connection with auto injector development for Teva that was recognized after adoption of the new revenue recognition accounting standard, as described in Note 10 to our consolidated financial statements.  In 2011, approximately $675,000 of development costs were recognized in connection with our disposable pen injector programs with Teva, of which $408,250 had been previously deferred and was recognized as a result of the amended license, development and supply agreement with Teva, as discussed in Note 10 to the consolidated financial statements.  In 2011, $1,024,240 of development costs were related to certain manufacturing readiness activities under the Watson license agreement.  Development costs in 2010 also included costs recognized in connection with revenue recognized under a pen injector development program with Teva and projects related to our proprietary ATD™ gel technology.  Development costs in 2009 also included costs related to our proprietary ATD™ gel technology.

Research and Development

Research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, along with salaries and overhead costs.  Research and development expenses were $6,699,325, $8,802,502 and $7,902,486 for the years ended December 31, 2011, 2010 and 2009.  The decrease in 2011 compared to the prior year was due primarily to a decrease in expenses following completion of the Phase III study of Anturol® and filing of our NDA in the fourth quarter of 2010.  Expenses related to our transdermal gel products, primarily Anturol®, decreased to approximately 20% of our total research and development expenses in 2011 from approximately 75% in 2010.  Expenses for development work to prepare for commercialization and expenses associated with the Anturol® Phase III study were approximately $700,000, $4,900,000 and $5,200,000 in the years ended December 31, 2011, 2010 and 2009, respectively.  Partially offsetting the decrease in expenses related to Anturol® was an increase in external expenses of approximately $1,600,000 related to development of our proprietary Vibex™ MTX auto injector for delivery of methotrexate for the treatment of rheumatoid arthritis, along with an increase in personnel costs due to employee additions.  The increase in total research and development expenses in 2010 compared to 2009 was due primarily to our Vibex™ MTX development program, other internally funded auto injector development projects and increases in personnel costs due to employee additions.  The 2010 expenses were partially offset by the receipt of approximately $430,000 from the qualifying therapeutic discovery grant program under section 48D of the internal revenue code.

Sales, Marketing and Business Development

Sales, marketing and business development expenses were $1,553,174, $1,035,017 and $1,051,030 for the years ended December 31, 2011, 2010 and 2009.  The increase in 2011 compared to 2010 was primarily due to increases in legal costs in connection with executed and potential partner agreements and professional fees related to market research, along with increases in payroll related expenses, which includes noncash stock compensation expense.  In 2010, decreases in business development expenses in connection with our Swiss operations as a result of the transaction with Ferring at the end of 2009 were offset by the addition of a senior level business development employee in January of 2010.

General and Administrative

General and administrative expenses were $5,845,588, $4,734,427 and $4,911,356 for the years ended December 31, 2011, 2010 and 2009.  The increase in 2011 was primarily due to increases in payroll related expenses, primarily noncash stock compensation expense, patent related expenses and professional fees.   In 2010, increases in other payroll expenses and directors’ compensation partially offset expense decreases of approximately $400,000 associated with the Swiss operations as a result of the transaction with Ferring at the end of 2009.

Other Income (Expense)

Other income (expense), net, was $48,867, ($64,740) and ($597,108) for the years ended December 31, 2011, 2010 and 2009.  The change to income in 2011 from expense in 2010 was primarily due to changes in foreign exchange gains and losses and increases in interest income in 2011 compared to 2010.  In addition, the 2010 net expense was primarily due to $85,994 of expense that was recognized upon dissolution of one of our foreign subsidiaries in connection with removing the applicable cumulative translation adjustment from other comprehensive income.  In 2010, interest expense decreased to $4,464 from $633,459 in 2009 due to the retirement of our credit facility in 2009.

Liquidity and Capital Resources

We have reported net losses of $4,387,920, $6,091,198 and $10,290,752 in the fiscal years ended 2011, 2010 and 2009.  We have accumulated aggregate net losses from the inception of business through December 31, 2011 of $141,361,715.   We have not historically generated, and do not currently generate, enough revenue to provide the cash needed to support our operations, and have continued to operate primarily by raising capital and incurring debt.

In May 2011, we received net proceeds of $21,280,718 from the sale of 14,375,000 shares of common stock at a price of $1.60 per share in a public offering.  Proceeds from this offering are being used for development of the Company’s proprietary Vibex™ MTX methotrexate injection system for the treatment of rheumatoid arthritis and for general corporate purposes.

In 2011, we received proceeds of $6,020,436 in connection with exercises of options and warrants to purchase shares of our common stock, which resulted in the issuance of 4,475,335 shares of our common stock.

In 2009, we raised gross proceeds of $11,500,000 through the sale of shares of our common stock and warrants.  We sold a total of 13,352,273 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.4 of a share of common stock (or a total of 5,340,909 shares).  A portion of the proceeds from the sale of common stock and warrants were used to pay off the remaining balance of our credit facility, reducing our monthly debt service requirements.

At December 31, 2011 we had cash and investments of $34,396,277.  We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations.  We do not currently have any bank credit lines.  In the future, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales, marketing and business development activities.  Net cash used in operating activities was $1,926,007, $6,079,370 and $5,099,560 for the years ended December 31, 2011, 2010 and 2009, respectively.  Net operating cash outflows were primarily the result of net losses of $4,387,920, $6,091,198 and $10,290,752 in 2011, 2010 and 2009, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

In 2011, the net loss decreased by $1,703,278 to $4,387,920 from $6,091,198 in 2010 primarily as a result of an increase in gross profit of $1,115,812 along with a decrease in operating expenses of $473,859.   The gross profit increase was primarily due to an increase in gross profit related to product sales and to an increase in royalties which have no associated direct cost.  These increases were partially offset by a decrease in gross profit from development activities and a decrease in licensing revenue.

In 2010, the net loss decreased by $4,199,554 to $6,091,198 from $10,290,752 in 2009 primarily as a result of an increase in product gross profit of $1,281,356, licensing and development gross profit of $1,634,017, and royalties of $1,458,887.

Noncash expenses totaled $2,010,945, $1,556,824 and $1,554,876 in 2011, 2010 and 2009, respectively.  The increase in 2011 was primarily due to an increase in stock-based compensation expense of $561,595 compared to 2010.  This increase was mainly due to discretionary stock awards granted in 2011 that were both higher in number and higher in grant date fair value compared to similar grants in prior years.  In 2010, a decrease in amortization of debt discount and issuance costs of $206,519 was offset by increases in stock based compensation of $118,698 and loss on dissolution of foreign subsidiary of $85,994.

In 2011, the change in operating assets and liabilities generated cash of $450,968.  The primary reasons for this were an increase in deferred revenue of $1,543,840, which was due mainly to a payment received from Watson and payments from Teva that together exceeded amounts recognized as revenue during 2011 that had been deferred in prior years, and increases in accounts payable and accrued expenses and other current liabilities that totaled $772,346, partially offset by an increase in accounts receivable of $1,300,995 and an increase in inventories of $629,510.  The receivable increase was due to billings to Ferring and Teva in December for product shipments and development work, nearly all of which was collected in January 2012.  The inventory increase was due to timing of production of devices and disposable components for order fulfillment in early 2012, along with raw material inventory purchased for production of Anturol® launch quantities.

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

Net Cash Used in Investing Activities

In 2011, cash used in investing activities was $15,605,780, consisting of purchases of investments of $15,053,981, additions to patent rights of $231,260, purchases of equipment, molds, furniture and fixtures of $350,539, and net proceeds from sales of equipment, molds, furniture and fixtures of $30,000.  The investment purchases were U.S. Treasury bills or U.S. Treasury notes that matured in six to nineteen months of purchase and were classified as held-to-maturity because we had the positive intent and ability to hold the securities to maturity. The purchases of equipment, molds, furniture and fixtures were primarily for auto injector device tooling.  In 2010, cash used in investing activities was $182,916, consisting of additions to patent rights of $122,720, purchases of equipment, molds, furniture and fixtures of $89,293, and net of proceeds from sales of equipment, molds, furniture and fixtures of $29,097.  In 2009, cash used in investing activities was $12,584, consisting of additions to patent rights of $176,541, purchases of equipment, molds, furniture and fixtures of $11,043, and net of proceeds from sales of equipment, molds, furniture and fixtures of $175,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $27,067,863, $2,463,419 and $5,606,808 for the years ended December 31, 2011, 2010 and 2009.  In 2011, we received net proceeds of $21,280,718 from the sale of common stock and $6,020,436 from the exercise of warrants and stock options, and we made payments of $233,291 for employee withholding taxes on net share settlement of equity awards.  A portion of shares held by employees that vested in 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 121,182, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price.  In 2010, we received proceeds from exercise of warrants and stock options of $2,463,419.  In 2009, we received net proceeds of $10,527,650 from the sale of common stock and warrants, we made payments on long term debt of $5,026,464 and we received $105,622 from the exercise of warrants and stock options.

Our contractual cash obligations at December 31, 2011 are associated with operating leases and are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total contractual cash obligations	$403,031	$97,517	$248,577	$56,937	$-

In February 2012, we increased our contractual cash obligations upon signing a seven year lease agreement for new office space in Ewing, NJ.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Research and Development Programs

During 2011, our research and development activities were primarily related to Anturol®, Vibex™ MTX and device development projects.

Anturol®.  In December 2011, the FDA approved Anturol®, our topical oxybutynin gel 3% product for the treatment of OAB with symptoms of urge urinary incontinence, urgency, and frequency.  The approval of our oxybutynin gel 3% was based on a 12-week, multi-center placebo controlled Phase 3 clinical study.  Patients were randomized to either an 84 mg or 56 mg dose application of oxybutynin gel 3% versus placebo. The

FDA approved the 84 mg dose application.  Patients treated with 84 mg oxybutynin gel daily achieved steady state drug concentrations within three days and experienced a statistically significant decrease in OAB symptoms versus placebo, including the number of urinary incontinence episodes per week.  Statistically significant improvements in daily urinary frequency and urinary void volume were also seen with the 84 mg dose.  The product was well tolerated in the study. The most frequently reported treatment-related adverse events (>3%) were dry mouth (12.1% versus 5% in placebo), application site erythema (3.7% versus 1.0% in placebo) and application site rash (3.3% versus 0.5% in placebo).

As of December 31, 2011, we have incurred total external costs of approximately $19,700,000 in connection with our Anturol® research and development, of which approximately $1,900,000 was incurred in 2011.  Approximately $1,000,000 of this amount was for certain manufacturing readiness activities billed to Watson and recognized as revenue in connection with the July 2011 license agreement under which Watson will commercialize our oxybutynin gel 3% product.  We expect development expenses related to Anturol® to be minimal in 2012.

Vibex™ MTX.  We are developing Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.  In August 2011, we announced positive results from a clinical study initiated in the first quarter of 2011 evaluating our proprietary Vibex™ MTX methotrexate injection system.  The clinical study evaluated several dose strengths of methotrexate delivered with our Vibex™ auto injector versus conventional needle and syringe administration by a healthcare professional.  In 2010, we entered into an agreement with Uman Pharma under which both companies will invest jointly to develop and commercialize Vibex™ MTX.  We will lead the clinical development program and FDA regulatory submissions, and will retain rights to commercialize the Vibex™ MTX product outside of Canada.  Uman Pharma will perform formulation development and manufacturing activities to support the registration of Vibex™ MTX and supply methotrexate in prefilled syringes to us for the U.S. market.  Uman Pharma received an exclusive license to commercialize the Vibex™ MTX product in Canada. The companies intend to work together to commercialize the Vibex™ MTX product in other territories.  As of December 31, 2011, we have incurred external costs of approximately $2,500,000 in connection with our Vibex™ MTX development program, of which approximately $2,000,000 was incurred in 2011.  We anticipate total spending on this program for development and capital equipment could exceed $7,000,000 in 2012.

Device Development Projects.  We are also engaged in research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our Vibex™ system for use with epinephrine and an undisclosed product and for our pen injector device for two undisclosed products.  Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes.  The auto injectors are in the advanced commercial stage of development.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The disposable pen is in the early stage of development where devices are being evaluated in user studies.  Our development programs consist of the determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.

      As of December 31, 2011, we have incurred total external costs of approximately $8,300,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $2,400,000 was incurred in 2011.  As of December 31, 2011, approximately $6,300,000 of the total costs of $8,300,000 was initially deferred, of which approximately $5,200,000 has been recognized as cost of sales and $1,100,000 remains deferred.  This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2012, but the timing and extent of near-term future development will be dependent on certain decisions made by Teva.  Although development work payments and certain upfront and milestone payments have been received from Teva, there have been no commercial sales from the auto injector or pen injector programs, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

Other research and development costs.  In addition to the Anturol® project, our Vibex™ MTX project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects.  Total other research and development costs were approximately $4,000,000 for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued updated accounting guidance related to presentation of comprehensive income.  The guidance gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  This standard impacts presentation only; therefore it will have no effect on our consolidated financial statements or on our financial condition.

In September 2011, the FASB amended its guidance for goodwill impairment testing. The amendment allows entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard is effective for fiscal years beginning after December 15, 2011 and is not expected to have an impact on the consolidated financial statements.

Item 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2011, 2010 and 2009 was not material.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Antares Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

March 12, 2012

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$19,357,932	$9,847,813
Short term investments	12,011,388	-
Accounts receivable	2,535,230	1,245,560
Inventories	891,765	272,463
Deferred costs	1,111,842	915,689
Prepaid expenses and other current assets	357,202	193,985
Total current assets	36,265,359	12,475,510

Equipment, molds, furniture and fixtures, net	591,669	327,535
Patent rights, net	952,386	803,426
Goodwill	1,095,355	1,095,355
Deferred costs	-	408,250
Long term investments	3,026,957	-
Other assets	31,231	31,226

Total Assets	$41,962,957	$15,141,302

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,139,130	$1,773,259
Accrued expenses and other liabilities	2,225,311	1,818,769
Deferred revenue	5,644,278	3,080,062
Total current liabilities	10,008,719	6,672,090

Deferred revenue – long term	810,393	1,842,594
Total liabilities	10,819,112	8,514,684

Stockholders’ Equity:
Preferred Stock: $0.01 par; authorized 3,000,000 shares, none outstanding	-	-
Common Stock: $0.01 par; authorized 150,000,000 shares;
103,545,637 and 84,157,865 issued and outstanding at
December 31, 2011 and 2010, respectively	1,035,456	841,579
Additional paid-in capital	172,065,429	143,318,671
Accumulated deficit	(141,361,715)	(136,973,795)
Accumulated other comprehensive loss	(595,325)	(559,837)
	31,143,845	6,626,618
Total Liabilities and Stockholders’ Equity	$41,962,957	$15,141,302

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenue:
Product sales	$7,630,402	$5,773,734	$3,506,510
Development revenue	4,462,287	2,127,033	2,606,516
Licensing revenue	1,220,823	2,856,228	1,595,220
Royalties	3,144,980	2,061,703	602,816
Total revenue	16,458,492	12,818,698	8,311,062

Cost of revenue:
Cost of product sales	3,623,186	2,799,253	1,813,385
Cost of development revenue	3,174,006	1,473,957	2,326,449
Total cost of revenue	6,797,192	4,273,210	4,139,834
Gross profit	9,661,300	8,545,488	4,171,228

Operating expenses:
Research and development	6,699,325	8,802,502	7,902,486
Sales, marketing and business development	1,553,174	1,035,017	1,051,030
General and administrative	5,845,588	4,734,427	4,911,356
	14,098,087	14,571,946	13,864,872

Operating loss	(4,436,787)	(6,026,458)	(9,693,644)

Other income (expense):
Interest income	55,592	30,675	27,270
Interest expense	(887)	(4,464)	(633,459)
Foreign exchange losses	(19,784)	(31,525)	(40,861)
Other, net	13,946	(59,426)	49,942
	48,867	(64,740)	(597,108)

Net loss	$(4,387,920)	$(6,091,198)	$(10,290,752)

Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.14)

Basic and diluted weighted average common shares outstanding	96,994,779	83,170,297	73,488,507

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years Ended December 31, 2009, 2010 and 2011

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

December 31, 2008	68,049,666	$680,496	$127,926,205	$(120,591,845)	$(771,591)	$7,243,265
Issuance of common stock	13,352,273	133,523	10,394,127	-	-	10,527,650
Exercise of warrants and options	152,082	1,521	104,101	-	-	105,622
Stock-based compensation	245,520	2,455	1,190,026	-	-	1,192,481
Comprehensive loss:
Net loss	-	-	-	(10,290,752)	-	(10,290,752)
Translation adjustments	-	-	-	-	72,264	72,264
Total comprehensive loss	-	-	-	-	-	(10,218,488)
December 31, 2009	81,799,541	817,995	139,614,459	(130,882,597)	(699,327)	8,850,530
Exercise of warrants and options	2,176,785	21,769	2,441,650	-	-	2,463,419
Stock-based compensation	181,539	1,815	1,262,562	-	-	1,264,377
Comprehensive loss:
Net loss	-	-	-	(6,091,198)	-	(6,091,198)
Dissolution of foreign subsidiary	-	-	-	-	85,994	85,994
Translation adjustments	-	-	-	-	53,496	53,496
Total comprehensive loss	-	-	-	-	-	(5,951,708)
December 31, 2010	84,157,865	841,579	143,318,671	(136,973,795)	(559,837)	6,626,618
Issuance of common stock	14,375,000	143,750	21,136,968	-	-	21,280,718
Exercise of warrants and options	4,475,335	44,753	5,975,683	-	-	6,020,436
Stock-based compensation	537,437	5,374	1,634,107	-	-	1,639,481
Comprehensive loss:
Net loss	-	-	-	(4,387,920)	-	(4,387,920)
Translation adjustments	-	-	-	-	(35,488)	(35,488)
Total comprehensive loss	-	-	-	-	-	(4,423,408)
December 31, 2011	103,545,637	$1,035,456	$172,065,429	$(141,361,715)	$(595,325)	$31,143,845

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(4,387,920)	$(6,091,198)	$(10,290,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on dissolution of foreign subsidiary	-	85,994	-
Depreciation and amortization	168,173	188,750	226,384
Gain on sale of equipment, molds, furniture and fixtures	(30,000)	(29,097)	(70,506)
Stock-based compensation expense	1,872,772	1,311,177	1,192,479
Amortization of debt discount and issuance costs	-	-	206,519
Changes in operating assets and liabilities:
Accounts receivable	(1,300,995)	214,279	(239,440)
Inventories	(629,510)	57,090	(147,515)
Prepaid expenses and other current assets	(146,810)	(40,338)	130,761
Deferred costs	212,097	47,364	1,099,072
Other assets	-	(9)	147,734
Accounts payable	365,522	(100,809)	(201,161)
Accrued expenses and other current liabilities	406,824	716,160	(324,412)
Deferred revenue	1,543,840	(2,438,733)	3,171,277
Net cash used in operating activities	(1,926,007)	(6,079,370)	(5,099,560)

Cash flows from investing activities:
Purchase of investments	(15,053,981)	-	-
Proceeds from sales of equipment, molds, furniture and fixtures	30,000	29,097	175,000
Additions to patent rights	(231,260)	(122,720)	(176,541)
Purchases of equipment, molds, furniture and fixtures	(350,539)	(89,293)	(11,043)
Net cash used in investing activities	(15,605,780)	(182,916)	(12,584)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	21,280,718	-	10,527,650
Proceeds from exercise of warrants and stock options	6,020,436	2,463,419	105,622
Taxes paid from net share settlement of equity awards	(233,291)	-	-
Principal payments on notes payable	-	-	(5,026,464)
Net cash provided by financing activities	27,067,863	2,463,419	5,606,808

Effect of exchange rate changes on cash and cash equivalents	(25,957)	87,592	(31,874)

Net increase (decrease) in cash and cash equivalents	9,510,119	(3,711,275)	462,790
Cash and cash equivalents:
Beginning of year	9,847,813	13,559,088	13,096,298
End of year	$19,357,932	$9,847,813	$13,559,088

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business

Antares Pharma, Inc. (the “Company” or “Antares”) is an emerging pharmaceutical company that focuses on self-injection pharmaceutical products and technologies and topical gel-based products.  The Company’s subcutaneous and intramuscular injection technology platforms include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors.

In the injector area, the Company has licensed its reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”), with Teva and Ferring being the Company’s two primary customers.  The Company’s needle-free injection device is marketed by Teva as the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S.  The Company’s needle-free injection device is marketed by Ferring with their 4mg and 10mg hGH formulations as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  The Company has also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and is engaged in product development activities for Teva utilizing these devices.  The Company is currently developing commercial tooling and automation equipment for Teva related to a fixed, single-dose, disposable injector product containing epinephrine using the Company’s Vibex™ auto injector platform.  In addition to development of products with partners, in August 2011, the Company announced positive results from a clinical study evaluating its proprietary Vibex™ MTX methotrexate injection system being developed for the treatment of rheumatoid arthritis.  The Company also continues to support existing customers of its reusable needle-free devices for the administration of insulin in the U.S. market through distributors.

In the gel-based area, the Company announced in December 2011 that the FDA approved its topical oxybutynin gel 3% product, Anturol®, for the treatment of overactive bladder (“OAB”).  In July 2011, the Company entered into a licensing agreement with Watson Pharmaceuticals, Inc. under which Watson will commercialize oxybutynin gel 3% in the U.S. and Canada.  In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize this product in South Korea, once approved.  The Company’s gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Jazz Pharmaceuticals in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  The Company’s accounts receivable balance is typically due from its large pharmaceutical customers such as Teva and Ferring, and at December 31, 2011, over 93% of the accounts receivable balance was due from these two organizations.  These companies have historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company recorded no bad debt expense in each of the last three years.  The allowance for doubtful accounts balance was $10,000 at December 31, 2011 and 2010.

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

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years.  Depreciation expense was $86,636, $79,908 and $135,411 for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill

The Company has $1,095,355 of goodwill recorded as of December 31, 2011 that relates to the Minnesota reporting unit.  The Company evaluates the carrying amount of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the Minnesota reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is impaired, the Company compares the fair value of the Minnesota reporting unit to the carrying amount, including goodwill. If the carrying amount of the Minnesota reporting unit exceeded its fair value, then the amount of the impairment loss would be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota reporting unit would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

In evaluating whether the fair value of the Minnesota reporting unit was below its carrying amount, the Company used the market capitalization of the Company at December 31, 2011, which was approximately $228 million, to calculate an estimate of fair value of the Minnesota reporting unit.  The Company determined that the percentage of the total market capitalization of the Company at December 31, 2011 attributable to the Minnesota reporting unit would have to be unreasonably low before the fair value of the Minnesota reporting unit would be less than its carrying amount.  In making this determination, the Company evaluated the activity at the Minnesota reporting unit compared to the total Company activity, and considered the source and potential value of agreements currently in place, the source of recent product sales and development revenue growth, the source of total Company revenue and the source of cash generating activities.  After performing the market capitalization analysis and concluding that the fair value of the Minnesota reporting unit was not below its carrying amount, the Company determined that no further detailed determination of fair value was required.

The Company’s evaluation of goodwill resulted in no impairment losses in 2011, 2010 and 2009.

Patent Rights

The Company capitalizes the cost of obtaining patent rights when there are projected future cash flows associated with the patent. These capitalized costs are being amortized on a straight-line basis over periods ranging from five to fifteen years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $81,535, $108,842 and $99,313, respectively.

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

Each year the Company reviews patent costs for impairment and identifies patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated.  No impairment charges were recognized in 2011, 2010 or 2009.  The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, were $1,979,501 and $1,027,116, respectively, at December 31, 2010 and were $1,752,636 and $949,210, respectively, at December 31, 2010. The Company’s estimated aggregate patent amortization expense for the next five years is approximately $75,000, $96,000, $104,000, $104,000 and $104,000 in 2012, 2013, 2014, 2015 and 2016, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair value.

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost.  The fair value of all securities is determined by quoted market prices.  All long-term investments mature in less than two years.  At December 31, 2011 the short-term investments had a fair value of $12,012,618 and a carrying value of $12,011,388 and the long-term investments had a fair value of $3,020,859 and a carrying value of $3,026,957.

Revenue Recognition

The Company sells its proprietary reusable needle-free injectors and related disposable products to pharmaceutical partners and through medical product distributors. The Company’s reusable injectors and related disposable products are not interchangeable with any competitive products and must be used together. The Company recognizes revenue upon shipment when title transfers. The Company offers no price protection or return rights other than for customary warranty claims. Sales terms and pricing are governed by license and distribution agreements.

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

Licensing revenue recognition requires significant management judgment to evaluate the effective terms of agreements, the Company’s performance commitments and determination of fair value of the various deliverables under the arrangement.  In the third quarter of 2009, the Company elected early adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”).  ASU 2009-13, which amended FASB ASC 605-25, “Multiple-Element Arrangements,” is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, but allows for early adoption.  ASU 2009-13 requires a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables.  It changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when vendor specific objective evidence or third party evidence of selling price is not available.  As a result of adoption of ASU 2009-13, deferred revenues and deferred costs associated with one License, Development and Supply Agreement with Teva are being recognized as revenues and expenses earlier than would otherwise have occurred.  Revenues and expenses generated in connection with future multiple element arrangements will likely often be recognized over shorter periods than would have occurred prior to adoption of ASU 2009-13.  The impact of adoption of ASU 2009-13 is discussed further in Note 10 to the consolidated financial statements.

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

At December 31, 2011, $6,454,671 of non-refundable cash payments received have been recorded as deferred revenue in cases where the revenue is not immediately recognized due to the long-term nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

Shipping and Handling Costs

The Company records shipping and handling costs in cost of product sales.

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
Warranty terms for devices sold to pharmaceutical partners who provide their own warranty terms to end-users are included in the contracts with the pharmaceutical partners. The Company is obligated to repair or replace, at the Company’s option, a device found to be defective due to use of defective materials or faulty workmanship. The warranty does not apply to any product that has been used in violation of instructions as to the use of the product or to any product that has been neglected, altered, abused or used for a purpose other than the one for which it was manufactured. The warranty also does not apply to any damage or defect caused by unauthorized repair or the use of unauthorized parts. The warranty period on a device is typically 24 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company.  The Company increased the warranty liability in 2011 due to an increase in product sales.  Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Provisions	Claims	Balance at End of Year
2011	$20,000	$95,766	$(15,766)	$100,000
2010	$20,000	$3,210	$(3,210)	$20,000

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

Potentially dilutive securities at December 31, 2011, 2010 and 2009, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	2011	2010	2009
Stock options and warrants	17,860,956	25,342,935	26,635,093

New Accounting Pronouncements

In January 2011, a new revenue recognition standard was adopted which defines a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts.  This standard allows an entity to recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  A milestone is considered substantive if it meets certain factors defined in the standard.    Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

3.	Composition of Certain Financial Statement Captions

	December 31,	December 31,
	2011	2010
Inventories:
Raw material	$415,731	$231,424
Finished goods	476,034	41,039
	$891,765	$272,463
Equipment, molds, furniture and fixtures:
Furniture, fixtures and office equipment	$860,122	$749,216
Production molds and equipment	1,311,897	1,365,137
Molds and tooling in process	307,221	146,245
Less accumulated depreciation	(1,887,571)	(1,933,063)
	$591,669	$327,535
Patent rights:
Patent rights	$1,979,502	$1,752,636
Less accumulated amortization	(1,027,116)	(949,210)
	$952,386	$803,426
Accrued expenses and other liabilities:
Accrued employee compensation and benefits	$1,251,498	$628,887
Accrued clinical trial costs	75,624	649,207
Other liabilities	898,189	540,675
	$2,225,311	$1,818,769

4.      Leases

The Company has non-cancelable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Minneapolis, MN.  The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment under various operating leases.

Rent expense, net, incurred for the years ended December 31, 2011, 2010 and 2009 was $261,171, $228,087 and $378,425, respectively.

Future minimum lease payments under operating leases as of December 31, 2011 were as follows:

Amount
2012	$80,082
2013	81,470
2014	82,859
2015	84,248
2016	56,937
Total future minimum lease payments	$385,596

5.      Income Taxes

The Company incurred losses for both book and tax purposes for all applicable jurisdictions in each of the years in the three-year period ended December 31, 2011, and, accordingly, no income taxes were provided. The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2011.  Effective tax rates differ from statutory income tax rates in the years ended December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)	(2.1)	(0.3)
Valuation allowance increase (decrease)	(4.3)	18.3	4.6
Effect of foreign operations	1.9	(0.9)	17.4
Expiration of unused net operating loss and credit carryforwards	35.5	21.2	10.2
Nondeductible items	1.8	(0.7)	1.9
Other	0.7	(1.8)	0.2
	0.0%	0.0%	0.0%

Deferred tax assets as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Net operating loss carryforward – U.S.	$17,758,000	$16,839,000
Net operating loss carryforward – Switzerland	6,473,000	7,358,000
Research and development tax credit carryforward	1,405,000	1,209,000
Deferred revenue	645,000	1,459,000
Depreciation and amortization	58,000	81,000
Stock-based compensation	1,445,000	1,328,000
Other	1,127,000	823,000
	28,911,000	29,097,000
Less valuation allowance	(28,911,000)	(29,097,000)
	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $28,911,000 and $29,097,000, respectively.  The total valuation allowance decreased $186,000 for the year ended December 31, 2011 and increased $1,898,000 for the year ended December 31, 2010.  Included in the December 31, 2011 valuation allowance balance of $28,911,000 is $440,000 that will be recorded as a credit to stockholders’ equity, if it is determined in the future that this portion of the valuation allowance is no longer required.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company has a U.S. federal net operating loss carryforward at December 31, 2011, of approximately $48,500,000, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2012 through 2031, with approximately $12,200,000 expiring over the next three years. Additionally, the Company has a research credit carryforward of approximately $1,405,000. These credits expire in years 2012 through 2031.

The Company also has a Swiss net operating loss carryforward at December 31, 2011, of approximately $48,000,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2012 through 2018, with approximately $22,600,000 expiring over the next three years.

Utilization of U.S. net operating losses and tax credits of the Company may be subject to annual limitations under IRC Sections 382 and 383, respectively.  The annual limitations, if any, have not yet been determined.  When a review is performed and if any annual limitations are determined, then the gross deferred tax assets for the net operating losses and tax credits would be reduced with a reduction in the valuation allowance of a like amount.

As of December 31, 2011 and 2010, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to federal examinations for the years 2007 and thereafter. There are no tax examinations currently in progress.

6.      Stockholders’ Equity

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

Warrant exercises during 2011, 2010 and 2009 resulted in proceeds of $4,994,451, $915,525 and $50,400, respectively, and in the issuance of 3,725,272, 610,350 and 80,000 shares of common stock, respectively.  Option exercises during 2011, 2010 and 2009 resulted in proceeds of $1,025,985, $1,547,894 and $55,222, respectively, and in the issuance of 750,063, 1,566,435 and 72,082 shares of common stock, respectively.

Stock Options and Warrants

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of the options range from 10 to 11 years and they vest in varying periods.  In May 2011, the shareholders approved an amendment to the Plan to increase the maximum number of shares authorized for issuance by 2,000,000 to 13,500,000 from 11,500,000.  As of December 31, 2011, the Plan had 1,742,358 shares available for grant.  The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below.  Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of December 31, 2011 and the changes during the year then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2010	7,657,876	1.18
Granted/Issued	972,409	1.75
Exercised	(750,063)	1.37		488,724
Cancelled	(94,550)	3.21
Outstanding at December 31, 2011	7,785,672	1.21	6.8	8,006,009
Exercisable at December 31, 2011	6,356,871	1.13	6.3	7,079,139

As of December 31, 2011, there was approximately $950,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 1.5 years.

Stock option expense recognized in 2011, 2010 and 2009 was approximately $1,055,000, $952,000 and $973,000, respectively.    In 2011, 2010 and 2009, expense included approximately $20,000, $62,000 and $54,000, respectively, recognized due to modifications of option terms for employees whose employment with the Company ended in those years.  The per share weighted average fair value of options granted during 2011, 2010 and 2009 was estimated as $0.89, $0.78, $0.52, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2011	2010	2009
Risk-free interest rate	1.7%	1.7%	2.2%
Annualized volatility	59.0%	60.0%	72.0%
Weighted average expected life, in years	5.0	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%

Stock option and warrant activity is summarized as follows:

	Options		Warrants
	Number of	Weighted	Number of	Weighted
	Shares	Average Price ($)	Shares	Average Price ($)
Outstanding at December 31, 2008	8,056,656	1.19	18,212,045	1.65
Granted/Issued	1,245,936	0.90	5,500,909	1.02
Exercised	(72,082)	0.77	(80,000)	1.00
Cancelled	(890,826)	1.38	(5,337,545)	1.27
Outstanding at December 31, 2009	8,339,684	1.13	18,295,409	1.56
Granted/Issued	1,277,487	1.51	-	-
Exercised	(1,566,435)	0.99	(610,350)	1.50
Cancelled	(392,860)	2.00	-	-
Outstanding at December 31, 2010	7,657,876	1.18	17,685,059	1.56
Granted/Issued	972,409	1.75	-	-
Exercised	(750,063)	1.37	(4,107,759)	1.37
Cancelled	(94,550)	3.21	(3,502,016)	1.50
Outstanding at December 31, 2011	7,785,672	1.21	10,075,284	1.66

Stock Awards

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded shares of common stock upon the occurrence of various triggering events.  As of December 31, 2011, potential future performance awards under these agreements totaled approximately 225,000 shares of common stock.  There were 145,454, 57,954 and 135,227 shares awarded under these agreements in 2011, 2010, and 2009, respectively.

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements.   Discretionary grants of common stock totaled 368,267, 213,268 and 15,000 shares in 2011, 2010, and 2009, respectively.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date.  The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.  Expense recognized in connection with performance and discretionary stock awards was $771,491, $320,325 and $198,530 in 2011, 2010 and 2009, respectively.

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

In addition to the shares granted to members of management and employees, in 2011, 2010 and 2009 a total of 28,012, 29,063 and 33,019 shares of common stock, respectively, were granted to directors as part of annual compensation in lieu of cash.  Expense recognized in connection with shares granted to directors was $46,500, $39,250 and $20,625 in 2011, 2010 and 2009, respectively.

As of December 31, 2011, a total of 130,768 shares previously granted as performance or discretionary awards were unvested and 28,012 shares granted to directors were unvested.  As of December 31, 2011, there was approximately $75,000 of total unrecognized compensation cost related to nonvested stock awards that is expected to be recognized over a weighted average period of approximately 1.0 year.  The weighted average fair value of the shares granted in 2011 and 2010 was $1.78 and $1.30 per share, respectively.

Long Term Incentive Program

On May 17, 2011, the Board of Directors of the Company approved a new long term incentive program for the benefit of its executive officers.  Pursuant to the long term incentive program, the Company’s executive officers were awarded stock options and performance stock units with a value targeted at the median level of the Company’s peer group as disclosed in its 2011 definitive proxy statement.  Two thirds of that value for each officer is delivered in the form of stock options and one third of that value is delivered in the form of performance stock units.  A total of 317,000 options were granted on May 17, 2011 under this program.  The stock options (i) have a ten-year term, (ii) have an exercise price equal to the closing price of the Company’s common stock, as reported on AMEX, on the date of grant ($1.66), (iii) vest in quarterly installments over three years, and (iv) were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan.  The performance stock unit awards made to the executive officers will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals measured over the three-year period beginning January 1, 2011 and ending December 31, 2013 and the executive officer’s continued employment with the Company through that period.  Each performance criterion has levels of achievement designated as threshold, target and maximum with 50% of the performance stock units vesting if the threshold level is achieved; 100% of the performance stock units vesting if the target level is achieved and 150% of the performance stock units vesting if the maximum level is achieved.  A total of 182,000 performance stock units were awarded at the target level.  In the event that the actual performance level achieved does not meet threshold performance (i.e., less than 50%) for an applicable performance measure, then no performance stock units will be earned and vested for that performance measure.  Threshold level performance may be achieved for one performance measure and not another based on the Company’s actual performance during the three year performance period.  As of December 31, 2011, no expense has been recognized in connection with the performance stock units as the defined performance goals are not yet considered probable of achievement.

7.      Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their annual compensation into the plan up to the IRS annual limits. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. For the years ended December 31, 2011, 2010 and 2009, the Company elected to make contributions to the plan totaling $108,825, $92,153 and $72,537, respectively.

8.      Supplemental Disclosures of Cash Flow Information

Cash paid for interest during the years ended December 31, 2011, 2010 and 2009 was $887, $4,464 and $476,907, respectively.

9.      License Agreements

Teva License Development and Supply Agreements

In December 2007, the Company entered into a license, development and supply agreement with Teva under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold are to be received by the Company under certain circumstances.   Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting.  Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period.  In January 2011, this license, development and supply agreement was amended.  As further explained in Note 10 to the consolidated financial statements, the Company determined that the changes to the agreement as a result of the amendment are a material modification to the agreement and the accounting for the revenue and costs under this agreement was changed.

In September 2006, the Company entered into a Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its needle-free delivery device requirements from Antares for hGH to be marketed in the United States. Antares was entitled to an upfront cash payment, milestone fees and royalty payments on Teva’s net sales, as well as a purchase price for each device sold.  The upfront payment was recognized as revenue over the development period.  The milestone fees and royalties will be recognized as revenue when earned.  In 2009, Teva launched the Company’s Tjet needle-free device with their hGH Tev-Tropin®.  In 2010 and 2009, the Company received milestone payments from Teva in connection with this agreement.

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

In July 2006, the Company entered into an exclusive License Development and Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from Antares for an auto injector product containing epinephrine to be marketed in the United States and Canada.  Antares was entitled to an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of their product.  As discussed in Note 10 to the consolidated financial statements, in the third quarter of 2009 this agreement was amended and the accounting for the revenue and costs under this agreement was changed.

In November 2008, Meridian Medical Technologies (“Meridian”) received U.S. Patent 7,449,012 (“the ‘012 patent”) relating to a specific type of auto injector for use with epinephrine.  The ‘012 patent is set to expire in September 2025.  The ‘012 patent was listed in FDA’s Orange Book in July 2009 under the EpiPen® NDA.  On July 21, 2009, Meridian and King Pharmaceuticals, Inc. (“King”) received a copy of Paragraph IV certification from Teva giving notice that Teva had filed an ANDA to commercialize an epinephrine injectable product and referring to our auto injector device and challenging the validity and alleging non-infringement of the ‘012 patent.  On August 28, 2009, King and Meridian filed suit against Teva in the U.S. District Court for the District of Delaware asserting its ‘012 patent.  On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.  On November 3, 2011, Meridian and King requested to dismiss their claims against Teva involving the '012 patent, and the Court entered the dismissal on November 7, 2011, removing the '012 patent from the litigation.

In September 2010, King received U.S. Patent No. 7,794,432 (“the ‘432 patent”) relating to certain features of an auto injector for use with epinephrine. The ‘432 patent is set to expire in September 2025. The ‘432 patent was listed in FDA’s Orange Book in September 2010 under the EpiPen® NDA.

In November 2010, Meridian and King received a copy of Paragraph IV certification from Teva challenging the validity and alleging non-infringement of the ‘432 patent. King and Meridian filed an amended complaint, in the same litigation as the ‘012 patent, adding the ‘432 patent.  In October 2010, Pfizer announced it was acquiring King, and the acquisition was completed on or about March 1, 2011.  On January 28, 2011, Teva filed its answer asserting non-infringement and invalidity of the ‘432 patent.

On February 16, 2012, the case proceeded to trial in the U.S District Court for the District of Delaware.  One day of the bench trial was held on that day.  The Court scheduled the remaining days of trial for March 7-9, 2012.  There has been no decision at this time, and it is not known when there will be a decision from this litigation.  Litigation inherently presents risk and there can be no assurance that Teva will prevail in the litigation or that the result will not have a material adverse effect on the potential launch of this product or potential revenues.

The Company is not a named defendant in the Teva patent litigation brought by Meridian and King.  Nonetheless, the Company is involved in the patent litigation because of involvement in the product design.  Teva is responsible for its own defense and paying all costs as incurred.  Depending on whether the product is ever launched, the Company may contribute to the cost of defense through a reduction in the amount of future royalty payments received from Teva.

Ferring Agreements

On November 6, 2009, the Company entered into an Exclusive License Agreement with Ferring, under which the Company licensed certain of its patents and agreed to transfer know-how for its transdermal gel technology for certain pharmaceutical products.  This agreement had no impact on Antares’ current licenses, the transdermal clinical pipeline, or marketed products, including Anturol®, Nestragel™ (Nestorone®), and Elestrin®.  Also on November 6, 2009, in tandem with the execution of the Exclusive License Agreement, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ferring.  Pursuant to the terms and conditions of the Purchase Agreement, Ferring purchased from the Company all of the assets, including equipment, fixtures, fittings and inventory, located at the Company’s research and development facility located in Allschwil, Switzerland (the “Facility”).  Further pursuant to the terms and conditions of the Purchase Agreement, Ferring assumed the contractual obligations related to the Facility, including the real property lease for the Facility, and continued to employ the employees working at the Facility.  The Company also entered into a Consultancy Services Agreement with Ferring for a period of 12 months, under which the Company provided services in connection with development of certain pharmaceutical products under the Exclusive License Agreement.  Under these agreements the Company received upfront license fees, payments for assets and payments for services rendered under the consultancy agreement.  In addition, the Company will receive milestone payments as certain defined milestones are achieved and received monthly payments over the term of the consultancy agreement.

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

The Company entered into a License Agreement, dated January 22, 2003, with Ferring, under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s reusable needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s reusable needle-free injector devices for the field of human growth hormone. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory. In addition, the Company granted to Ferring a non-exclusive right to make and have made the equipment required to manufacture the licensed products, and an exclusive, perpetual, royalty-free license in a prescribed territory to use and sell the licensed products in the event the Company does not fulfill its supply obligations to Ferring.

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

Watson License and Commercialization Agreement

In July 2011, the Company entered into an exclusive licensing agreement with Watson to commercialize, in the U.S. and Canada, the Company’s topical oxybutynin gel 3% product, which was subsequently approved by the FDA in December 2011.

Under terms of the agreement, Watson will make payments for certain manufacturing start-up activities and will make milestone payments based on the achievement of regulatory approval and certain sales levels. Upon launch of the product, the Company will receive escalating royalties based on product sales in the U.S. and Canada of both Antares oxybutynin gel 3% product and Watson’s OAB product Gelnique®.  The milestone payment based on the achievement of regulatory approval is subject to reimbursement to Watson if launch quantities are not delivered within a certain defined time period.  After manufacture of initial quantities ordered by Watson, Watson will assume responsibility for manufacture and supply of the product.

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

The Company has determined that the license and development activities, which include the manufacturing start-up activities, do not have value to the customer on a stand-alone basis as proprietary knowledge about the product and technology is required to complete the development activities.  As a result, these deliverables do not qualify for treatment as separate units of accounting.  Accordingly, the license and development activities will be accounted for as a single unit of accounting and arrangement consideration allocated to these deliverables will be recognized as revenue over the development period, which ends upon manufacture of launch quantities.  The sales based milestone payments will be recognized as revenue when earned, revenue for launch quantities will be recognized when product is delivered to Watson and royalties will be recognized as revenue when earned.  The Company received a milestone payment from Watson in December 2011 upon FDA approval.  This milestone payment has been recorded as deferred revenue as of December 31, 2011, and will be recognized as revenue when the potential reimbursement liability no longer exists.   In 2011, the Company recognized revenue of approximately $1,000,000 in connection with manufacturing start-up activities.

Pfizer License Agreement

In December 2011, the Company announced that it licensed to Pfizer Inc.’s Consumer Healthcare Business Unit one of its drug delivery technologies to develop an undisclosed product on an exclusive basis for North America. Pfizer will assume full cost and responsibility for all clinical development, manufacturing, and commercialization of the product in the licensed territory, which also includes certain non-exclusive territories outside of North America.  Antares received an upfront payment, and will receive development milestones and sales based milestones, as well as royalties on net sales for three years post launch in the U.S.  Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received.  Royalties will be recognized as revenue when earned.

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

In December 2009, BioSante entered into a license agreement with Azur Pharma International II Limited (“Azur”), for Elestrin®.  BioSante has received payments from Azur which triggered sublicense payments to the Company.  Because final regulatory approval for this product was obtained by BioSante and Antares had no further obligations in connection with this product, the sublicense payments were recognized as revenue when received.  Elestrin® is being marketed in the U.S. by Jazz Pharmaceuticals (“Jazz”), who recently acquired Azur.  The Company has received royalties on sales of Elestrin®, which have been recognized as revenue when received.

10.      Revenue Recognition

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

In January of 2011, the Company amended the license, development and supply agreement with Teva originally entered into in December of 2007 under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the original agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold were to be received by the Company under certain circumstances.   Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting.  Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period.  Changes to the original agreement as a result of the amendment included the following:  (i) Teva will pay for future device development activities, (ii) Teva will pay for and own all commercial tooling developed and produced under the agreement, and (iii) certain potential milestone payments were eliminated.  The Company has determined that the changes to the agreement as a result of the amendment are a material modification to the agreement.  Because the agreement was materially modified, the accounting was re-evaluated under the applicable current revenue recognition accounting standards.  The re-evaluation resulted in the agreement being separated into multiple units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized.  The provisions of the current standards are to be applied as if they were applicable from inception of the agreement.  Under the new accounting, the original license fee received will be recognized as revenue over the development period, the development milestone payments previously received were recognized as revenue immediately and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned.  For the year ended December 31, 2011, the accounting change resulting from the material modification resulted in recognition of development and licensing revenue previously deferred of $304,600 and $337,776, respectively, and recognition of costs previously deferred of $408,250.

11.      Segment Information and Significant Customers

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

Revenues by customer location are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
United States of America	$10,236,304	$6,627,689	$4,427,822
Europe	5,765,909	5,797,385	3,668,941
Other	456,279	393,624	214,299
	$16,458,492	$12,818,698	$8,311,062

Revenues by product type:

	For the Years Ended December 31,
	2011	2010	2009
Injection devices and supplies	$14,360,078	$10,052,603	$6,369,488
Transdermal products	2,098,414	2,766,095	1,941,574
	$16,458,492	$12,818,698	$8,311,062

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	2011	2010	2009
Ferring	$5,764,208	$5,758,290	$3,247,758
Teva	8,175,990	5,693,853	3,134,830

The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

	2011	2010
Ferring	$1,001,073	$501,923
Teva	1,371,288	393,551

12.      Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2011:
Total revenues	$3,569,547	$3,542,873	$3,919,037	$5,427,035
Gross profit	2,116,706	2,149,584	2,111,987	3,283,023
Net loss	(1,380,633)	(1,554,097)	(1,299,259)	(153,931)
Net loss per common share (1)	(0.02)	(0.02)	(0.01)	(0.00)
Weighted average shares	85,719,683	95,157,098	103,311,772	103,525,485

2010:
Total revenues	$3,364,086	$3,050,987	$3,122,060	$3,281,565
Gross profit	2,049,107	2,055,026	2,042,546	2,398,810
Net loss	(1,608,943)	(1,552,254)	(1,631,400)	(1,298,602)
Net loss per common share (1)	(0.02)	(0.02)	(0.02)	(0.02)
Weighted average shares	82,265,477	82,912,179	83,615,043	83,861,667

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011. This assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on the Company’s assessment using the COSO criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 52 of this Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                      OTHER INFORMATION.

On March 12, 2012, the Company issued a press release announcing the Company's financial results for its fourth fiscal quarter ended December 31, 2011. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-K.

PART III

Item 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

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

Item 11.              EXECUTIVE COMPENSATION.

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

The following table provides information for our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	7,785,672	$1.21	1,742,358

Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

Item 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2012 annual meeting, and is incorporated herein by reference.

PART IV

Item 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements - see Part II

(2)	Financial Statements Schedules

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

4.7	Form of Investor Rights Agreement (Filed as exhibit 4.2 to Form 8-K on July 2, 2007 and incorporated herein by reference.)
4.8	Form of Warrant (Filed as exhibit 4.3 to Form 8-K on July 2, 2007 and incorporated herein by reference.)
4.9	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on July 24, 2009 and incorporated herein by reference).
4.10	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on September 18, 2009 and incorporated herein by reference).
4.11	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.2 to Form 8-K filed on July 24, 2009 and incorporated herein by reference).

4.12	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.1 to Form 8-K filed on September 18, 2009 and incorporated herein by reference).
4.13+	Antares Pharma, Inc. 2008 Equity Compensation Plan, as amended (Filed as exhibit 4.1 to Form S-8 on June 11, 2010 and incorporated herein by reference.)
10.0
Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (Filed as an exhibit to Schedule 14A on December 28, 2000 and incorporated herein by reference.)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (Filed as exhibit 10.1 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
10.2*	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000 (Filed as exhibit 10.34 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)
10.3*
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

10.7*	License Agreement between Antares Pharma, Inc. and Ferring, dated January 21, 2003 (Filed as exhibit 10.47 to Form 8-K on February 20, 2003 and incorporated herein by reference.)
10.8
Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004 (Filed as exhibit 10.65 to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.9
First Amendment to Lease Agreement between James Campbell Company LLC and Antares Pharma, Inc., dated November 2, 2010. (Filed as exhibit 10.20 to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.10
Form of Indemnification Agreement, dated February 11, 2008, between Antares Pharma, Inc. and each of its directors and executive officers (Filed as exhibit 10.1 to Form 8-K on February 13, 2008 and incorporated herein by reference.)

10.11*
License Development and Supply Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.54 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

10.12+
Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (Filed as exhibit 10.1 to Form 8-K on February 14, 2006 and incorporated herein by reference.)

10.13+
Amendment to Senior Management Agreement with Robert F. Apple, dated November 12, 2008. (Filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.14+	Employment agreement with Peter Sadowski, Ph.D., dated October 13, 2006 (Filed as exhibit 10.1 to Form 8-K on October 16, 2006 and incorporated herein by reference.)
10.15+
Amendment to Employment Agreement with Peter Sadowski, Ph. D., dated November 12, 2008 (Filed as Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.16+	Employment Agreement, dated July 7, 2008 by and between Antares Pharma, Inc. and Dr. Paul K. Wotton (Filed as Exhibit 10.1 to Form 8-K on July 7, 2008 and incorporated herein by reference.)

10.17+
Amended and Restated Employment Agreement, dated November 12, 2008, by and between Antares Pharma, Inc. and Dr. Paul K. Wotton  (Filed as Exhibit 10.1 to Form 10-Q on May 9, 2011 and incorporated herein by reference.)

10.18+	Employment agreement with Kaushik Dave, dated March 3, 2008 #
10.19	Form of Performance Stock Unit Grant (Filed as Exhibit 10.1 to Form 8-K on May 23, 2011 and incorporated herein by reference.)
10.20
Lease Agreement, dated as of May 15, 2006, between the Company and 250 Phillips Associates LLC (Filed as exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)

10.21	Lease Agreement between Princeton South Investors, LLC and Antares Pharma, Inc., dated February 3, 2012. #
21.1	Subsidiaries of the Registrant #
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm #
31.1	Section 302 CEO Certification #
31.2	Section 302 CFO Certification #
32.1	Section 906 CEO Certification ##
32.2	Section 906 CFO Certification ##
99.1	Press Release, dated March 12, 2012 ##
101.INS	XBRL Instance Document ##
101.SCH	XBRL Taxonomy Extension Schema ##
101.CAL	XBRL Taxonomy Extension Calculation Linkbase ##
101.LAB	XBRL Taxonomy Extension Label Linkbase ##
101.PRE	XBRL Taxonomy Extension Presentation Linkbase ##
101.DEF	XBRL Taxonomy Extension Definition Linkbase ##

*	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Ewing, State of New Jersey, on March 12, 2012.

ANTARES PHARMA, INC.

/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 12, 2012.

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