Form 10-Q
period 2012-03-31
ANTARES PHARMA, INC.
filed 2012-05-08
CIK 1016169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer Identification No. 41-1350192

Princeton South Corporate Center
100 Charles Ewing Blvd, Suite 300
Ewing, New Jersey 08628

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
Yes ☐           No   ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 2, 2012 was 104,271,963.

ANTARES PHARMA, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ANTARES PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,167,585	$19,357,932
Short-term investments	12,026,246	12,011,388
Accounts receivable, net	1,409,006	2,535,230
Inventories, net	1,312,571	891,765
Deferred costs	1,641,208	1,111,842
Prepaid expenses and other current assets	253,206	357,202
Total current assets	34,809,822	36,265,359

Equipment, molds, furniture and fixtures, net	770,679	591,669
Patent rights, net	976,583	952,386
Goodwill	1,095,355	1,095,355
Long-term investments	3,006,052	3,026,957
Other assets	68,023	31,231
Total Assets	$40,726,514	$41,962,957

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,927,365	$2,139,130
Accrued expenses and other liabilities	1,736,572	2,225,311
Deferred revenue	3,176,895	5,644,278
Total current liabilities	7,840,832	10,008,719

Deferred revenue – long term	790,993	810,393
Total liabilities	8,631,825	10,819,112

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	-	-
Common Stock: $0.01 par; authorized 150,000,000 shares; 103,963,355 and 103,545,637 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,039,634	1,035,456
Additional paid-in capital	173,126,992	172,065,429
Accumulated deficit	(141,436,109)	(141,361,715)
Accumulated other comprehensive loss	(635,828)	(595,325)
	32,094,689	31,143,845
Total Liabilities and Stockholders’ Equity	$40,726,514	$41,962,957

See accompanying notes to consolidated financial statements.

Index

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Product sales	$2,494,110	$1,405,126
Development revenue	2,986,076	1,056,460
Licensing revenue	625,819	366,237
Royalties	758,537	741,724
Total revenue	6,864,542	3,569,547

Cost of revenue:
Cost of product sales	1,368,628	711,797
Cost of development revenue	622,203	741,044
Total cost of revenue	1,990,831	1,452,841
Gross profit	4,873,711	2,116,706

Operating expenses:
Research and development	2,877,162	1,749,336
Sales, marketing and business development	436,067	288,794
General and administrative	1,657,541	1,490,106
	4,970,770	3,528,236
Operating loss	(97,059)	(1,411,530)
Other income	22,665	30,897
Net loss	$(74,394)	$(1,380,633)

Basic and diluted net loss per common share	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	103,658,571	85,719,683

See accompanying notes to consolidated financial statements.

Index

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(74,394)	$(1,380,633)

Foreign currency translation adjustment	(40,503)	(7,924)

Comprehensive loss	$(114,897)	$(1,388,557)

See accompanying notes to consolidated financial statements.

Index

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(74,394)	$(1,380,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,246	40,530
Stock-based compensation expense	511,716	471,646
Changes in operating assets and liabilities:
Accounts receivable	1,126,358	(364,789)
Inventories	(405,722)	(62,563)
Prepaid expenses and other current assets	118,747	(60,603)
Deferred costs	(529,366)	668,458
Other assets	(36,629)	(83)
Accounts payable	787,047	200,033
Accrued expenses and other current liabilities	(490,727)	(1,147,120)
Deferred revenue	(2,569,332)	(72,182)
Net cash used in operating activities	(1,516,056)	(1,707,306)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(205,345)	(97,910)
Additions to patent rights	(21,711)	(46,554)
Proceeds from maturities of investment securities	3,000,000	-
Purchases of investment securities	(3,008,366)	-
Net cash used in investing activities	(235,422)	(144,464)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	582,940	5,079,851
Taxes paid related to net share settlement of equity awards	(28,916)	-
Net cash provided by financing activities	554,024	5,079,851

Effect of exchange rate changes on cash and cash equivalents	7,107	(9,521)

Net increase (decrease) in cash and cash equivalents	(1,190,347)	3,218,560
Cash and cash equivalents:
Beginning of period	19,357,932	9,847,813
End of period	$18,167,585	$13,066,373

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

In the gel-based area, the Company announced with Watson Pharmaceuticals on April 26, 2012, the launch of Gelnique 3%, the Company’s topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011.  In July 2011, the Company entered into a licensing agreement with Watson Pharmaceuticals, Inc. under which Watson will commercialize Gelnique 3% in the U.S. and Canada.  In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize this product, once approved in South Korea.  The Company’s gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Jazz Pharmaceuticals in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Index

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost.  The fair value of all securities is determined by quoted market prices.  All long-term investments mature in less than two years.  At March 31, 2012 the short-term investments had a fair value of $12,023,262 and a carrying value of $12,026,246 and the long-term investments had a fair value of $3,003,984 and a carrying value of $3,006,052.

3.	Stockholders’ Equity

Common Stock

Warrant and stock option exercises in the first three months of 2012 and 2011 resulted in proceeds of $582,940 and $5,079,851, respectively, and in the issuance of 323,883 and 3,424,634 shares of common stock, respectively.

Stock Options and Warrants

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees.  Under the Plan, the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant.  The term of the options range from ten to eleven years and they vest in varying periods.  In May 2011, the shareholders approved an amendment to the Plan to increase the maximum number of shares authorized for issuance by 2,000,000 to 13,500,000 from 11,500,000.  As of March 31, 2012, the Plan had 1,635,397 shares available for grant.  The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below.  Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of March 31, 2012, and the changes during the three months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	7,785,672	1.21
Granted	121,000	2.59
Exercised	(78,333)	1.17
Cancelled	(109,039)	4.56
Outstanding at March 31, 2012	7,719,300	1.18	6.6	13,866,313
Exercisable at March 31, 2012	6,480,096	1.09	6.2	14,706,589

During the first three months of 2012 and 2011 the Company granted options to purchase a total of 121,000 and 75,000 shares of its common stock, respectively.  The options were granted at weighted average exercise prices of $2.59 and $1.58 in 2012 and 2011, respectively.  All options were granted at exercise prices which equaled the fair value of the Company’s common stock on the dates of the grants.

Index

Total recognized compensation expense for stock options was approximately $238,000 and $230,000 for the first three months of 2012 and 2011, respectively.  As of March 31, 2012, there was approximately $874,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 1.7 years.

The per share weighted average fair value of options granted during the first three months of 2012 and 2011 were estimated as $1.33 and $0.82 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2012	2011
Risk-free interest rate	0.8%	2.2%
Annualized volatility	61.0%	59.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

In the first quarter of 2012, 245,550 warrants with an exercise price of $2.00 were exercised resulting in proceeds to the Company of $491,100.  In the first quarter of 2011, 3,242,134 warrants with an exercise price of $1.50 were exercised resulting in proceeds to the Company of $4,863,201.  Warrants to purchase a total of 9,829,734 shares of common stock were outstanding at March 31, 2012.  The weighted average exercise price of the warrants was $1.65.

The weighted average exercise price of the stock options and warrants outstanding at March 31, 2012 and 2011 was $1.45 and $1.42, respectively.

Stock Awards

The employment agreements with the Chief Executive Officer, Chief Financial Officer and other members of executive management include stock-based incentives under which the executives could be awarded shares of common stock upon the occurrence of various triggering events.  As of March 31, 2012, potential future performance awards under these agreements totaled approximately 65,000 shares of common stock.  There were 35,000 and 72,727 shares awarded under these agreements in the first three months of 2012 and 2011, respectively.

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements.   Discretionary grants of common stock totaled 60,000 and 136,267 shares in the first three months of 2012 and 2011, respectively.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date.  The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.  Expense recognized in connection with performance and discretionary stock awards was approximately $262,000 and $241,000 in the first three months of 2012 and 2011, respectively.

Index

A portion of the shares vested in the first three months of 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 11,165, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $28,916 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In addition to the shares granted to members of management and employees, directors can elect to receive all or a portion of their annual compensation in shares of Company common stock in lieu of cash.  Expense is recognized on a straight line basis over the one year period that the compensation is earned.  Expense recognized for stock-based compensation to directors was $11,625 in each of the three month periods ended March 31, 2012 and 2011.

As of March 31, 2012, a total of 120,768 shares previously granted as performance or discretionary awards were unvested and 28,012 shares granted to directors were unvested.  As of March 31, 2012, there was approximately $52,000 of total unrecognized compensation cost related to nonvested stock awards that is expected to be recognized over a weighted average period of approximately 10 months.  The weighted average fair value of the shares granted in the first three months of 2012 and 2011 was $2.59 and $1.58 per share, respectively.

Long Term Incentive Program

On May 17, 2011, the Board of Directors of the Company approved a new long term incentive program for the benefit of its executive officers.  Pursuant to the long term incentive program, the Company’s executive officers were awarded stock options and performance stock units with a value targeted at the median level of the Company’s peer group as disclosed in its 2011 definitive proxy statement.  Two thirds of that value for each officer is delivered in the form of stock options and one third of that value is delivered in the form of performance stock units.  A total of 317,000 options were granted on May 17, 2011 under this program.  The stock options (i) have a ten-year term, (ii) have an exercise price equal to the closing price of the Company’s common stock, as reported on AMEX, on the date of grant ($1.66), (iii) vest in quarterly installments over three years, and (iv) were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan.  The performance stock unit awards made to the executive officers will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals measured over the three-year period beginning January 1, 2011 and ending December 31, 2013 and the executive officer’s continued employment with the Company through that period.  Each performance criterion has levels of achievement designated as threshold, target and maximum with 50% of the performance stock units vesting if the threshold level is achieved; 100% of the performance stock units vesting if the target level is achieved and 150% of the performance stock units vesting if the maximum level is achieved.  A total of 182,000 performance stock units were awarded at the target level.  In the event that the actual performance level achieved does not meet threshold performance (i.e., less than 50%) for an applicable performance measure, then no performance stock units will be earned and vested for that performance measure.  Threshold level performance may be achieved for one performance measure and not another based on the Company’s actual performance during the three year performance period.  As of March 31, 2012, no expense has been recognized in connection with the performance stock units as the defined performance goals are not yet considered probable of achievement.

4.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 17,549,034 and 18,421,735 at March 31, 2012 and 2011, respectively.  The table below discloses the basic and diluted loss per common share.

Index

	Three Months Ended March 31,
	2012	2011
Net loss	$(74,394)	$(1,380,633)
Basic and diluted weighted average common shares outstanding	103,658,571	85,719,683
Basic and diluted net loss per common share	$(0.00)	$(0.02)

5.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

Revenues by customer location are summarized as follows:

	Three Months Ended March 31,
	2012	2011
United States of America	$5,210,168	$2,239,383
Europe	1,171,233	1,233,761
Other	483,141	96,403
	$6,864,542	$3,569,547

Revenues by product type:

	Three Months Ended March 31,
	2012	2011
Injection devices and supplies	$2,584,338	$3,451,288
Transdermal products	4,280,204	118,259
	$6,864,542	$3,569,547

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended March 31,
	2012	2011
Watson	$3,661,879	$-
Teva	1,373,428	2,132,841
Ferring	1,171,233	1,233,762

6.	Revenue Recognition

In January of 2011, the Company amended the license, development and supply agreement with Teva originally entered into in December of 2007 under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.  Under the original agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold were to be received by the Company under certain circumstances.   Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting.  Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period.  Changes to the original agreement as a result of the amendment included the following:  (i) Teva will pay for future device development activities, (ii) Teva will pay for and own all commercial tooling developed and produced under the agreement, and (iii) certain potential milestone payments were eliminated.  The Company determined that the changes to the agreement as a result of the amendment were a material modification to the agreement.  Because the agreement was materially modified, the accounting was re-evaluated under the applicable current revenue recognition accounting standards.  The re-evaluation resulted in the agreement being separated into multiple units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized.  The provisions of the current standards are to be applied as if they were applicable from inception of the agreement.  Under the new accounting, the original license fee received is being recognized as revenue over the development period, the development milestone payments previously received were recognized as revenue immediately and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned.  For the three months ended March 31, 2012, the accounting change resulting from the material modification resulted in recognition of licensing revenue previously deferred of $21,110, and for the three months ended March 31, 2011, the accounting change resulted in recognition of development revenue previously deferred of $304,600, licensing revenue previously deferred of $274,444,  and costs previously deferred of $408,250.

Index

7.	License Agreements

Daewoong Development and License Agreement

In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals (“Daewoong”) under which Daewoong will commercialize the Company’s oxybutynin gel 3% product, once approved in South Korea.  The agreement terms include an upfront payment, development and sales-based milestone payments and escalating royalties based on product sales in South Korea. Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received.  Royalties will be recognized as revenue when earned.  The Company recognized revenue of $442,859 in the three months ended March 31, 2012, in connection with upfront and milestone payments.

Watson License and Commercialization Agreement

In July 2011, the Company entered into an exclusive licensing agreement with Watson to commercialize, in the U.S. and Canada, the Company’s topical oxybutynin gel 3% product, which was subsequently approved by the FDA in December 2011.

Under terms of the agreement, Watson will make payments for certain manufacturing start-up activities and will make milestone payments based on the achievement of regulatory approval and certain sales levels. Upon launch of the product, the Company will receive escalating royalties based on product sales in the U.S. and Canada of both Antares oxybutynin gel 3% product and Watson’s OAB product Gelnique®.  The milestone payment based on the achievement of regulatory approval was subject to reimbursement to Watson if launch quantities were not delivered within a certain defined time period.  After manufacture of initial quantities ordered by Watson, Watson will assume responsibility for manufacture and supply of the product.

Arrangement consideration has been allocated to the separate units of accounting based on the relative selling prices.  Selling prices are determined using vendor specific objective evidence (“VSOE”), when available, third-party evidence (“TPE”), when available, or an estimate of selling price when neither of the first two options is available for a given unit of accounting.  Selling prices in this arrangement were determined using estimated selling prices because VSOE and TPE were not available.  The primary factors considered in determining selling price estimates in this arrangement were estimated costs, reasonable margin estimates and historical experience.

The Company has determined that the license and development activities, which include the manufacturing start-up activities, do not have value to the customer on a stand-alone basis as proprietary knowledge about the product and technology is required to complete the development activities.  As a result, these deliverables do not qualify for treatment as separate units of accounting.  Accordingly, the license and development activities have been accounted for as a single unit of accounting and arrangement consideration allocated to these deliverables was recognized as revenue over the development period, which ended upon manufacture of launch quantities in March 2012.  The sales based milestone payments will be recognized as revenue when earned, revenue for launch quantities was recognized when product was sold to Watson and royalties will be recognized as revenue when earned.  The Company received a milestone payment from Watson in December 2011 upon FDA approval, which was recorded as deferred revenue.  This milestone payment was recognized as revenue in March of 2012, as launch quantities were delivered within the defined time period and the potential reimbursement liability was eliminated.   In the three months ended March 31, 2012, the Company recognized revenue of $3,661,879 in connection with product sales, manufacturing start-up activities and the milestone payment.

Index

8.	New Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued updated accounting guidance related to presentation of comprehensive income.  The guidance gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In December 2011, the FASB deferred the effective date of the portion of the accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income.  This standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The implementation of this accounting guidance did not have an impact on our consolidated results of operations or on our financial condition.

In September 2011, the FASB amended its guidance for goodwill impairment testing. The amendment allows entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. This standard was effective for fiscal years beginning after December 15, 2011, and did not have an impact on our consolidated financial statements.

9.	Subsequent Event

The Company has an exclusive License, Development and Supply Agreement with Teva under which Teva is obligated to purchase all of its delivery device requirements from Antares for an auto-injector product containing epinephrine to be marketed in the United States and Canada.  Antares was entitled to an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of their product.

Index

On April 26, 2012 the Company announced that Meridian Medical Technologies, a Pfizer subsidiary, entered into a settlement agreement with  Teva that will resolve pending patent litigation related to its abbreviated new drug application (ANDA) for a generic epinephrine auto-injector.  According to the terms of the settlement, Teva may launch a generic epinephrine auto-injector covered by its ANDA on June 22, 2015 or earlier under certain circumstances, subject to receipt of approval from the U.S. Food and Drug Administration.  Additional terms of the agreement are confidential, and the agreement itself is subject to review by the U.S. Department of Justice and the Federal Trade Commission.

Under a separate agreement, Teva has agreed to provide the Company with device orders of an undisclosed amount in the years 2013 and 2014, to make a milestone payment to the Company upon FDA approval of epinephrine auto-injector, and to assume all litigation costs related to the patent litigation between Teva and Meridian Medical.

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

Forward-Looking Statements

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below.  Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization of our oxybutynin gel 3% product by Watson;

•	our expectations regarding product development of Vibex™ MTX;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	our expectations regarding the year ending December 31, 2012; and

•	the impact of new accounting pronouncements.

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major customers and partners;

•	our inability to compete successfully against new and existing competitors or to leverage our marketing capabilities and our research and development capabilities;

•	our inability to obtain additional financing or generate funds when necessary;

•	our inability to attract and retain key personnel;

•	adverse economic and political conditions; and

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers.

Index

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

In the gel-based area, we announced with Watson on April 26, 2012, the launch of Gelnique 3%, our topical oxybutynin gel 3% product for the treatment of OAB, which was approved by the FDA in December 2011.  In July 2011, we licensed our oxybutynin gel 3% product to Watson for commercialization in the U.S. and Canada and in January 2012, we licensed this product to Daewoong Pharmaceuticals under which Daewoong will commercialize our oxybutynin gel 3% product, once approved in South Korea.  Our gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Jazz Pharmaceuticals in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

We have reported a net loss of $74,394 for the three months ended March 31, 2012.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Index

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

Total revenue for the three months ended March 31, 2012 was $6,864,542 compared to $3,569,547 in the same period of the prior year.  Product sales were $2,494,110 and $1,405,126 in the first quarters of 2012 and 2011, respectively.  Prior to the first quarter of 2012, our product sales primarily included sales of reusable needle-free injector devices and disposable components. In the first quarter of 2012, product sales also included the sale of our topical oxybutynin gel 3% product to Watson in preparation for Watson’s launch of Gelnique 3% in April 2012, which was the primary reason for the increase in product sales compared to the prior year.  Product sales to Watson will not continue after 2012 as Watson will assume all manufacturing of Gelnique 3% in the second half of 2012.  Our sales of injector related products are generated primarily from sales to Ferring and Teva.  Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  Teva uses our needle-free injector with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S.   Injector related product sales increased $271,038 in the three months ended March 31, 2012 compared to the same period of 2011, which was primarily due to an increase in sales to Teva.

Development revenue was $2,986,076 in the first quarter of 2012 compared to $1,056,460 in the first quarter of 2011.   The revenue in the first quarter of 2012 was primarily due to revenue recognized in connection with our license agreement with Watson.  The revenue in the first quarter of 2011 was primarily due to auto injector and pen injector development work for Teva.  In addition, as discussed in Note 6 to the consolidated financial statements, in the first quarter of 2011 we recognized $304,600 of previously deferred development revenue in connection with an amendment to a license, development and supply agreement with Teva originally entered into in December of 2007 under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.

Licensing revenue was $625,819 in the first quarter of 2012 compared to $366,237 in the first quarter of 2011.  The licensing revenue in the first quarter of 2012 was primarily due to an upfront license fee received in connection with our licensing agreement with Daewoong signed in January of this year, along with license revenue recognized in connection with our license agreement with Watson.  The licensing revenue in the first quarter of 2011 was primarily due to $274,444 of revenue previously deferred that was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 6 to the consolidated financial statements.

Royalty revenue was $758,537 in the first quarter of 2012 compared to $741,724 in the first quarter of 2011.  The increase was primarily due to royalties received from Teva in connection with sales of their hGH Tev-Tropin®.

Cost of Revenues and Gross Margins

For the three months ended March 31, 2012, cost of product sales was $1,368,628 compared to $711,797 for the same period of the prior year.  Gross margins were 45% and 49% in three months ended March 31, 2012 and 2011, respectively.  The gross margin decrease was primarily due to sales to Watson at a lower gross margin than is realized on injector related product sales.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred.  Cost of development revenue was $622,203 and $741,044 for the first quarters of 2012 and 2011, respectively.  In the first three months of 2012 development costs were primarily related to certain manufacturing readiness activities under the Watson license agreement.  In the first quarter of 2011, $408,250 was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 6 to the consolidated financial statements.  The remaining development costs in the first quarters of 2012 and 2011 were due to auto injector and pen injector development work for Teva.

Index

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development.  Research and development expenses were $2,877,162 and $1,749,336 in the three months ended March 31, 2012 and 2011, respectively.  The increase was primarily due to expenses of approximately $1.4 million in the first quarter of 2012 compared to approximately $470,000 in the first quarter of 2011 related to development of our proprietary Vibex™ MTX auto injector for delivery of methotrexate for the treatment of rheumatoid arthritis, along with an increase in personnel costs due to employee additions.  Partially offsetting these increases was a decrease in expenses related to our topical oxybutynin gel 3% product for which we filed an NDA in the fourth quarter of 2010 and received FDA approval in December of 2011.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $436,067 and $288,794 for the three months ended March 31, 2012 and 2011, respectively.  The increase in 2012 compared to 2011 was primarily related to increases in legal costs in connection with potential partner agreements and professional fees related to market research, along with increases in payroll related expenses, much of which was noncash stock compensation expense.

General and Administrative

General and administrative expenses totaled $1,657,541 and $1,490,106 in the three months ended March 31, 2012 and 2011, respectively.  The increase was due to an increase in a variety of expenses, the most significant of which included patent related expenses and professional fees.

Other Income

Other income, net, was $22,665 and $30,897 in the three months ended March 31, 2012 and 2011, respectively.  Other income in each of the three months ended March 31, 2012 and 2011 consists primarily of interest income, franchise tax payments and foreign exchange gains and losses.  The decrease was primarily due to a reduction in foreign exchange gains and an increase in franchise taxes paid in 2012 compared to 2011.

Liquidity and Capital Resources

At March 31, 2012, our cash and investments totaled $33,199,883, which consisted of cash and cash equivalents of $18,167,585, short-term investments of $12,026,246 and long-term investments of $3,006,052.  All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity.  We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations.  We do not currently have any bank credit lines.  In the future, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales, marketing and business development activities.  Net cash used in operating activities was $1,516,056 and $1,707,306 for the three months ended March 31, 2012 and 2011, respectively.  The decrease in cash used in operating activities in the first quarter of 2012 compared to 2011 was primarily due to a decrease in the net loss adjusted by noncash expenses and changes in operating assets and liabilities.

Index

Net Cash Used in Investing Activities

Net cash used in investing activities was $235,422 in the first three months of 2012 compared to $144,464 in the first three months of 2011.  Cash used for purchases of equipment, molds, furniture and fixtures was $205,345 in 2012 compared to $97,910 in 2011 and additions to patent rights was $21,711 in 2012 compared to $46,554 in 2011.   In the first three months of 2012 we used cash of $3,008,366 to purchase investment securities and received proceeds of $3,000,000 from the maturity of an investment security.  The investment securities are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first three months of 2012 and 2011 was $554,024 and $5,079,851, respectively, which was primarily due to proceeds from the exercise of stock options and warrants.  In the first quarter of 2012, 245,550 warrants with an exercise price of $2.00 were exercised resulting in proceeds of $491,100 and 78,333 options were exercised resulting in proceeds of $91,840.   In the first quarter of 2011, 3,242,134 warrants with an exercise price of $1.50 were exercised resulting in proceeds of $4,863,201 and 182,500 options were exercised resulting in proceeds of $216,650.  In the first quarter of 2012, we made payments of $28,916 for employee withholding taxes on net share settlement of equity awards.  A portion of shares held by employees that vested in 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 11,165, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price.

Research and Development Programs

Our current research and development activities are primarily related to VIBEX™ MTX and device development projects.

VIBEX™ MTX.  We are developing Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis.  In August 2011, we announced positive results from a clinical study initiated in the first quarter of 2011 evaluating our proprietary Vibex™ MTX methotrexate injection system.  The clinical study evaluated several dose strengths of methotrexate delivered with our Vibex™ auto injector versus conventional needle and syringe administration by a healthcare professional.  In 2010, we entered into an agreement with Uman Pharma under which both companies will invest jointly to develop and commercialize Vibex™ MTX.  We will lead the clinical development program and FDA regulatory submissions, and will retain rights to commercialize the Vibex™ MTX product outside of Canada.  Uman Pharma will perform formulation development and manufacturing activities to support the registration of Vibex™ MTX and supply methotrexate in prefilled syringes to us for the U.S. market.  Uman Pharma received an exclusive license to commercialize the Vibex™ MTX product in Canada. The companies intend to work together to commercialize the Vibex™ MTX product in other territories.  As of March 31, 2012, we have incurred external costs of approximately $3,900,000 in connection with our Vibex™ MTX development program, of which approximately $1,400,000 was incurred in 2012.  We anticipate total spending on this program for development and capital equipment could exceed $7,000,000 in 2012.

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

Index

As of March 31, 2012, we have incurred total external costs of approximately $9,100,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $800,000 was incurred in 2012.  As of March 31, 2012, approximately $7,000,000 of the total costs of $9,100,000 was initially deferred, of which approximately $5,400,000 has been recognized as cost of sales and $1,600,000 remains deferred.  This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

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

Other research and development costs.  In addition to our Vibex™ MTX project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects.  Total other research and development costs were approximately $1,400,000 for the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Policies

We have identified certain of our significant accounting policies that we consider particularly important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by management and, as a result, are subject to an inherent level of uncertainty.  These policies are characterized as “critical accounting policies” and address revenue recognition and valuation of long-lived and intangible assets and goodwill, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the three-month period ended March 31, 2012 was not material.

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

Index

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANTARES PHARMA, INC.

May 8, 2012	/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

May 8, 2012	/s/ Robert F. Apple
Robert F. Apple
Executive Vice President and Chief Financial Officer