Form 10-Q
period 2012-06-30
ANTARES PHARMA, INC.
filed 2012-08-08
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer Identification No. 41-1350192

100 Princeton South, Suite 300

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

Large accelerated filer ☐	Accelerated filer ☒	Non–accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2012 was 109,324,556.

ANTARES PHARMA, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$17,973,138	$19,357,932
Short-term investments	12,024,270	12,011,388
Accounts receivable, net	2,630,275	2,535,230
Inventories, net	867,378	891,765
Deferred costs	1,892,218	1,111,842
Prepaid expenses and other current assets	460,631	357,202

Total current assets	35,847,910	36,265,359

Equipment, molds, furniture and fixtures, net	1,482,532	591,669
Patent rights, net	1,043,506	952,386
Goodwill	1,095,355	1,095,355
Long-term investments	3,019,753	3,026,957
Other assets	58,485	31,231

Total Assets	$42,547,541	$41,962,957

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,617,635	$2,139,130
Accrued expenses and other liabilities	2,121,121	2,225,311
Deferred revenue	2,968,628	5,644,278

Total current liabilities	7,707,384	10,008,719

Deferred revenue — long term	471,594	810,393

Total liabilities	8,178,978	10,819,112

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 150,000,000 shares; 106,630,919 and 103,545,637 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,066,309	1,035,456
Additional paid-in capital	178,246,208	172,065,429
Accumulated deficit	(144,243,181)	(141,361,715)
Accumulated other comprehensive loss	(700,773)	(595,325)

	34,368,563	31,143,845

Total Liabilities and Stockholders’ Equity	$42,547,541	$41,962,957

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product sales	$3,211,955	$2,218,536	$5,706,065	$3,623,662
Development revenue	737,409	716,258	3,723,485	1,772,718
Licensing revenue	109,093	118,789	734,912	485,026
Royalties	465,485	489,290	1,224,022	1,231,014

Total revenue	4,523,942	3,542,873	11,388,484	7,112,420

Cost of revenue:
Cost of product sales	2,028,530	1,001,610	3,397,158	1,713,407
Cost of development revenue	502,581	391,679	1,124,784	1,132,723

Total cost of revenue	2,531,111	1,393,289	4,521,942	2,846,130

Gross profit	1,992,831	2,149,584	6,866,542	4,266,290

Operating expenses:
Research and development	2,482,785	1,946,331	5,359,947	3,695,667
Sales, marketing and business development	419,527	523,073	855,594	811,867
General and administrative	1,881,056	1,276,575	3,538,597	2,766,681

	4,783,368	3,745,979	9,754,138	7,274,215

Operating loss	(2,790,537)	(1,596,395)	(2,887,596)	(3,007,925)
Other income (expense)	(16,535)	42,298	6,130	73,195

Net loss	$(2,807,072)	$(1,554,097)	$(2,881,466)	$(2,934,730)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	104,551,742	95,157,098	104,105,156	90,464,458

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,807,072)	$(1,554,097)	$(2,881,466)	$(2,934,730)
Foreign currency translation adjustment	(64,945)	34,229	(105,448)	26,305

Comprehensive loss	$(2,872,017)	$(1,519,868)	$(2,986,914)	$(2,908,425)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,881,466)	$(2,934,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,262	76,878
Gain on sale of equipment, molds, furniture and fixtures	—	(30,000)
Stock-based compensation expense	973,456	909,227
Changes in operating assets and liabilities:
Accounts receivable	(94,911)	(59,229)
Inventories	474	(149,722)
Prepaid expenses and other current assets	(74,953)	(21,321)
Deferred costs	(696,623)	246,101
Other assets	(27,318)	—
Accounts payable	(163,624)	509,966
Accrued expenses and other current liabilities	(132,069)	(777,867)
Deferred revenue	(3,081,797)	(827,879)

Net cash used in operating activities	(6,103,569)	(3,058,576)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(310,513)	(171,745)
Additions to patent rights	(141,294)	(113,320)
Proceeds from sales of equipment, molds, furniture and fixtures	—	30,000
Proceeds from maturities of investment securities	6,000,000	—
Purchases of investment securities	(6,034,168)	—

Net cash used in investing activities	(485,975)	(255,065)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	5,267,093	5,518,700
Proceeds from sale of common stock	—	21,280,849
Taxes paid related to net share settlement of equity awards	(28,916)	—

Net cash provided by financing activities	5,238,177	26,799,549

Effect of exchange rate changes on cash and cash equivalents	(33,427)	(6,473)

Net increase (decrease) in cash and cash equivalents	(1,384,794)	23,479,435
Cash and cash equivalents:
Beginning of period	19,357,932	9,847,813

End of period	$17,973,138	$33,327,248

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

In the injector area, the Company has licensed its reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”), with Teva and Ferring being the Company’s primary customers. The Company’s needle-free injection device is marketed by Teva as the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. The Company’s needle-free injection device is marketed by Ferring with their 4mg and 10mg hGH formulations as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. The Company has also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and is engaged in product development activities for Teva utilizing these devices. The Company is currently developing commercial tooling and automation equipment for Teva related to a fixed, single-dose, disposable injector product containing epinephrine using the Company’s Vibex™ auto injector platform. In addition to development of products with partners, in June 2012, the Company announced positive results from a human factors usability study for Vibex™ MTX methotrexate injection system being developed for the treatment of rheumatoid arthritis.

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

The Company has two facilities in the U.S. The Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems. The Company’s Pharma Group is located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both the Company’s transdermal systems and drug/device combination products. The Company’s corporate offices are also located in Ewing, New Jersey.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. The fair value of all securities is determined by quoted market prices. All long-term investments mature in less than two years. At June 30, 2012 the short-term investments had a fair value of $12,022,538 and a carrying value of $12,024,270 and the long-term investments had a fair value of $3,016,992 and a carrying value of $3,019,753.

3.	Stockholders’ Equity

Stock Options and Warrants

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant. The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees. Under the Plan, the maximum number of shares authorized for issuance is 13,500,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from ten to eleven years and they vest in varying periods. As of June 30, 2012, the Plan had 502,186 shares available for grant. The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of June 30, 2012, and the changes during the six months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	7,785,672	1.21
Granted	1,036,000	2.90
Exercised	(574,747)	1.02
Cancelled	(139,539)	4.08

Outstanding at June 30, 2012	8,107,386	1.39	6.8	18,191,632

Exercisable at June 30, 2012	6,293,391	1.12	6.1	15,774,529

Total recognized compensation expense for stock options was approximately $504,000 and $466,000 for the first six months of 2012 and 2011, respectively, and was approximately $266,000 and $236,000 for the three month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was approximately $1,853,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.5 years.

The per share weighted average fair value of options granted during the first six months of 2012 and 2011 were estimated as $1.49 and $0.84 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2012	2011
Risk-free interest rate	0.7%	1.9%
Annualized volatility	61.0%	59.0%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

In the first six months of 2012, 2,585,510 warrants with an exercise price of $2.00 were exercised resulting in proceeds to the Company of $5,171,020. In the first six months of 2011, 3,242,134 warrants with an exercise price of $1.50 were exercised resulting in proceeds to the Company of $4,863,201. Warrants to purchase a total of 7,489,774 shares of common stock were outstanding at June 30, 2012. The weighted average exercise price of the warrants was $1.55.

Stock Awards

The employment agreements with certain members of executive management include stock-based incentives under which the executives could be awarded shares of common stock upon the occurrence of various triggering events. As of June 30, 2012, potential future performance awards under these agreements totaled approximately 65,000 shares of common stock. There were 35,000 and 72,727 shares awarded under these agreements in the first six months of 2012 and 2011, respectively.

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements. Discretionary grants of common stock totaled 60,000 and 221,267 shares in the first six months of 2012 and 2011, respectively.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date. The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant. Expense recognized in connection with performance and discretionary stock awards was approximately $275,000 and $420,000 in the first six months of 2012 and 2011, respectively, and was $13,000 and $179,000 in the three month periods ended June 30, 2012 and 2011, respectively.

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

In addition to the shares granted to members of management and employees, at times directors receive a portion of their annual compensation in shares of Company common stock. Expense is recognized on a straight line basis over the one year period that the compensation is earned. Expense recognized for stock-based compensation to directors was $194,400 and $23,250 in the six month periods ended June 30, 2012 and 2011, respectively, and was $182,800 and $11,625 in the three month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, a total of 120,768 shares previously granted as performance or discretionary awards were unvested and 248,711 shares granted to directors were unvested. As of June 30, 2012, there was approximately $238,000 of total unrecognized compensation cost related to nonvested stock awards that is expected to be recognized over a weighted average period of approximately 10 months. The weighted average fair value of the shares granted in the first six months of 2012 and 2011 was $2.84 and $1.63 per share, respectively.

Long Term Incentive Program

The Board of Directors of the Company has approved a long term incentive program for the benefit of its executive officers. Pursuant to the long term incentive program, the Company’s executive officers have been awarded stock options and performance stock units with a value targeted at the median level of the Company’s peer group. Two thirds of that value for each officer is delivered in the form of stock options and one third of that value is delivered in the form of performance stock units. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, and were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan. The performance stock unit awards made to the executive officers will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period of three years. No expense has been recognized in connection with the performance stock unit awards as the defined performance goals are not yet considered probable of achievement. The performance stock unit awards and stock options granted under the long term incentive program are summarized in the following table:

Grant Date	Performance Stock Units	Stock Options	Exercise Price
May 17, 2011	317,000	182,000	$1.66
May 17, 2012	—	470,000	$2.94

4.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 15,597,160 and 18,000,113 at June 30, 2012 and 2011, respectively. The table below discloses the basic and diluted loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,807,072)	$(1,554,097)	$(2,881,466)	$(2,934,730)
Basic and diluted weighted average common shares outstanding	104,551,742	95,157,098	104,105,156	90,464,458

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.03)	$(0.03)

5.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States of America	$2,991,985	$1,574,070	$8,202,153	$3,813,453
Europe	1,489,520	1,797,142	2,660,753	3,030,903
Other	42,437	171,661	525,578	268,064

	$4,523,942	$3,542,873	$11,388,484	$7,112,420

Revenues by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Injection devices and supplies	$3,320,607	$3,405,891	$5,904,944	$6,857,179
Transdermal products	1,203,335	136,982	5,483,540	255,241

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Watson	$1,025,976	$—	$4,687,855	$—
Teva	1,795,057	1,335,267	3,168,485	2,663,305
Ferring	1,489,520	1,389,163	2,660,753	2,916,101

6.	Revenue Recognition

In January of 2011, the Company amended the license, development and supply agreement with Teva originally entered into in December of 2007 under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products. Under the original agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold were to be received by the Company under certain circumstances. Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting. Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period. Changes to the original agreement as a result of the amendment included the following: (i) Teva will pay for future device development activities, (ii) Teva will pay for and own all commercial tooling developed and produced under the agreement, and (iii) certain potential milestone payments were eliminated. The Company determined that the changes to the agreement as a result of the amendment were a material modification to the agreement. Because the agreement was materially modified, the accounting was re-evaluated under the applicable current revenue recognition accounting standards. The re-evaluation resulted in the agreement being separated into multiple units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized. The provisions of the current standards are to be applied as if they were applicable from inception of the agreement. Under the new accounting, the original license fee received is being recognized as revenue over the development period, the development milestone payments previously received were recognized as revenue immediately and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned. For the six months ended June 30, 2012, the accounting change resulting from the material modification resulted in recognition of licensing revenue previously deferred of $42,224, and for the six months ended June 30, 2011, the accounting change resulted in recognition of development revenue previously deferred of $304,600, licensing revenue previously deferred of $295,555, and costs previously deferred of $408,250.

7.	License Agreements

Daewoong Development and License Agreement

In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals (“Daewoong”) under which Daewoong will commercialize the Company’s oxybutynin gel 3% product, once approved in South Korea. The agreement terms include an upfront payment, development and sales-based milestone payments and escalating royalties based on product sales in South Korea. Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received. Royalties will be recognized as revenue when earned. The Company recognized revenue of $442,859 in the six months ended June 30, 2012, in connection with upfront and milestone payments.

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

The Company has determined that the license and development activities, which include the manufacturing start-up activities, do not have value to the customer on a stand-alone basis as proprietary knowledge about the product and technology is required to complete the development activities. As a result, these deliverables do not qualify for treatment as separate units of accounting. Accordingly, the license and development activities have been accounted for as a single unit of accounting and arrangement consideration allocated to these deliverables was recognized as revenue over the development period, which ended upon manufacture of launch quantities in March 2012. The sales based milestone payments will be recognized as revenue when earned, revenue for launch quantities was recognized when product was sold to Watson and royalties will be recognized as revenue when earned. The Company received a milestone payment from Watson in December 2011 upon FDA approval, which was recorded as deferred revenue. This milestone payment was recognized as revenue in March of 2012, as launch quantities were delivered within the defined time period and the potential reimbursement liability was eliminated. In the six months ended June 30, 2012, the Company recognized revenue of $4,687,855 in connection with product sales, manufacturing start-up activities and the milestone payment.

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

In the injector area, we have licensed our reusable needle-free injection device for use with hGH to Teva, Ferring and JCR, with Teva and Ferring being our two primary customers. Teva uses our needle-free injection device with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. and Ferring uses our needle-free injection device with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. We have also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and we are engaged in product development activities for Teva utilizing these devices. We are currently developing commercial tooling and automation equipment for Teva related to a fixed, single-dose, disposable injector product containing epinephrine using our Vibex™ auto injector platform. In addition to development of products with partners, in June 2012, we announced positive results from a human factors usability study for Vibex™ MTX methotrexate injection system being developed for the treatment of rheumatoid arthritis.

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

We have two facilities in the U.S. Our Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems. Our Pharma Group is located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both our transdermal systems and drug/device combination products. Our corporate offices are also located in Ewing, New Jersey.

We have reported a net loss of $2,881,466 for the six months ended June 30, 2012. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Revenues

Total revenues for the three and six-month periods ended June 30, 2012 were $4,523,942 and $11,388,484, respectively, compared to revenues for the same prior-year periods of $3,542,873 and $7,112,420, respectively. Product sales were $3,211,955 and $5,706,065 in the three and six-month periods ended June 30, 2012, respectively, compared to $2,218,536 and $3,623,662, in the three and six-month periods ended June 30, 2011, respectively. Prior to 2012, our product sales primarily included sales of reusable needle-free injector devices and disposable components. In the first half of 2012, product sales also included the sale of our topical oxybutynin gel 3% product to Watson in connection with Watson’s launch of Gelnique 3% in April 2012, which was the primary reason for the increase in product sales compared to the prior year. Product sales to Watson will not continue after 2012 as Watson will assume all manufacturing of Gelnique 3% in the second half of 2012. Our sales of injector related products are generated primarily from sales to Ferring and Teva. Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. Teva uses our needle-free injector with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. Injector related product sales to Teva increased in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011, while sales to Ferring decreased slightly.

Development revenue was $737,409 and $3,723,485 in the three and six-month periods ended June 30, 2012, respectively, compared to $716,258 and $1,772,718 in the same periods of the prior year. The revenue in the first half of 2012 was primarily due to revenue recognized in connection with our license agreement with Watson. The revenue in the first half of 2011 was primarily due to auto injector and pen injector development work for Teva. In addition, as discussed in Note 6 to the consolidated financial statements, in the first half of 2011 we recognized $304,600 of previously deferred development revenue in connection with an amendment to a license, development and supply agreement with Teva originally entered into in December of 2007 under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.

Licensing revenue was $109,093 and $734,912 in the three and six-month periods ended June 30, 2012, respectively, compared to $118,789 and $485,026 in the same periods of 2011. The licensing revenue in the first six months of 2012 was primarily due to an upfront license fee received in connection with our licensing agreement with Daewoong signed in January of this year, along with license revenue recognized in connection with our license agreement with Watson. The licensing revenue in the three and six-month periods ended June 30, 2011 included recognition of revenue previously deferred in connection with license agreements with Teva, Ferring and BioSante, but was primarily due to $274,444 and $295,555, respectively, of revenue previously deferred that was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 6 to the consolidated financial statements.

Royalty revenue was $465,485 and $1,224,022 in the three and six-month periods ended June 30, 2012, respectively, compared to $489,290 and $1,231,014 in the same prior-year periods. We receive royalties from Teva and Ferring related to needle-free injector device sales and/or hGH sales. We also receive royalties on sales of Elestrin® marketed by Jazz Pharmaceuticals and will begin receiving royalties in the third quarter of 2012 from Watson on sales of Gelnique 3%. The slight decreases in royalty revenue were primarily due to a reduction in royalties received from Ferring in connection with a slight decrease in device sales.

Cost of Revenues and Gross Margins

For the three and six-month periods ended June 30, 2012, cost of product sales was $2,028,530 and $3,397,158, respectively, compared to $1,001,610 and $1,713,407 for the same periods of the prior year. Product gross margins were 37% and 55% in three-month periods ended June 30, 2012 and 2011, respectively, and were 40% and 53% for the six-month periods ended June 30, 2012 and 2011, respectively. The gross margin decreases were due to sales of our topical oxybutynin gel 3% product to Watson at a lower gross margin than is realized on injector related product sales.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Cost of development revenue was $502,581 and $1,124,784 for the three and six-month periods ended June 30, 2012, respectively, compared to $391,679 and $1,132,723 for the same prior-year periods. In the first six months of 2012, development costs were related to auto injector and pen injector development work for Teva and certain manufacturing readiness activities under the Watson license agreement. In the first half of 2011, $408,250 was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 6 to the consolidated financial statements. The remaining development costs in the first half of 2011 were due to auto injector and pen injector development work for Teva.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development. Research and development expenses were $2,482,785 and $5,359,947 in the three and six-month periods ended June 30, 2012, respectively, compared to $1,946,331 and $3,695,667 in the same periods of the prior year. The increases were primarily due to expenses related to development of our proprietary Vibex™ MTX auto injector for delivery of methotrexate for the treatment of rheumatoid arthritis, along with an increase in personnel costs due to employee additions. Partially offsetting these increases was a decrease in expenses related to our topical oxybutynin gel 3% product for which we filed an NDA in the fourth quarter of 2010 and received FDA approval in December of 2011.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $419,527 and $855,594 for the three and six-month periods ended June 30, 2012, respectively, compared to $523,073 and $811,867 in the same prior-year periods. The decrease in the quarter was primarily due to a decrease of approximately $100,000 in expenses related to market research, and the increase in the six-month period resulted primarily from an increase of approximately $150,000 in employee related expenses due to added personnel, partially offset by a reduction in expenses related to market research and legal fees.

General and Administrative

General and administrative expenses totaled $1,881,056 and $3,538,597 in the three and six-month periods ended June 30, 2012, respectively, compared to $1,276,575 and $2,766,681 in the same periods of the prior year. The increases were primarily due to increases in employee and director compensation expenses, including noncash stock compensation expense, of approximately $350,000 and $400,000 in the three and six-month periods ended June 30, 2012, respectively, and increases in professional fees of approximately $200,000 and $250,000 in the three and six-month periods ended June 30, 2012, respectively.

Other Income (Expense)

Other income (expense) was $(16,535) and $6,130 in the three and six-month periods ended June 30, 2012, respectively, compared to other income of $42,298 and $73,195 in the same periods of the prior year. The changes in the periods were primarily due to changes in foreign exchange gains and losses and the 2011 periods included a gain on sale of assets of $30,000.

Liquidity and Capital Resources

At June 30, 2012, our cash and investments totaled $33,017,161, which consisted of cash and cash equivalents of $17,973,138, short-term investments of $12,024,270, and long-term investments of $3,019,753. All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity. We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations. We do not currently have any bank credit lines. In the future, if we need additional financing and are unable to obtain such financing when needed, or obtain it on favorable terms, we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales, marketing and business development activities. Net cash used in operating activities was $6,103,569 and $3,058,576 for the six months ended June 30, 2012 and 2011, respectively. The increase in cash used in operating activities in the first half of 2012 compared to 2011 was primarily due to changes in operating assets and liabilities, comprised mainly of an increase in deferred costs and a decrease in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was $485,975 in the first six months of 2012 compared to $255,065 in the first six months of 2011. Cash used for purchases of equipment, molds, furniture and fixtures increased to $310,513 in 2012 compared to $171,745 in 2011, primarily due to purchases of furniture and computer equipment related to moving to a new corporate office and hiring of new employees. At June 30, 2012, costs of $641,860 related to Vibex™ MTX commercial molds and equipment were recorded in the consolidated balance sheet in equipment, molds, furniture and fixtures and in accounts payable. For purposes of the consolidated statement of cash flows these costs were treated as non-cash investing activities and therefore were not included in cash used in investing activities. Additions to patent rights were $141,294 in 2012 compared to $113,320 in 2011. In the first six months of 2012 we used cash of $6,034,168 to purchase investment securities and received proceeds of $6,000,000 from the maturities of investment securities. The investment securities are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of 2012 and 2011 was $5,238,177 and $26,799,549, respectively. In the first six months of 2012 we received proceeds of $5,267,093 from the exercise of 2,585,510 warrants with an exercise price of $2.00 resulting in proceeds of $5,171,020 and 82,153 options resulting in proceeds of $96,073. In the first six months of 2011 we received proceeds of $5,518,700 from the exercise of 3,242,134 warrants with an exercise price of $1.50 resulting in proceeds of $4,863,201 and 528,736 options resulting in proceeds of $655,499. In May of 2011 we received net proceeds of $21,280,849 from the sale of 14,375,000 shares of our common stock at $1.60 per share in a public offering.

Research and Development Programs

Our current research and development activities are primarily related to VIBEX™ MTX and device development projects.

VIBEX™ MTX. We are developing Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis (RA). In June 2012, we announced positive results from a human factors usability study for our proprietary Vibex™ MTX methotrexate injection system. Fifty individuals representing three user groups participated in this study, including 17 RA patients, 16 lay caregivers and 17 healthcare professionals. We are continuing to conduct additional studies including an ongoing human use study in 100 RA patients, and expect to complete enrollment in this study during the third quarter of 2012. In August 2011, we announced positive results from a clinical study initiated in the first quarter of 2011 evaluating Vibex™ MTX. The clinical study evaluated several dose strengths of methotrexate delivered with our Vibex™ auto injector versus conventional needle and syringe administration by a healthcare professional. In 2010, we entered into an agreement with Uman Pharma under which both companies will invest jointly to develop and commercialize Vibex™ MTX. We will lead the clinical development program and FDA regulatory submissions, and will retain rights to commercialize the Vibex™ MTX product outside of Canada. Uman Pharma will perform formulation development and manufacturing activities to support the registration of Vibex™ MTX and supply methotrexate in prefilled syringes to us for the U.S. market. Uman Pharma received an exclusive license to commercialize the Vibex™ MTX product in Canada. As of June 30, 2012, we have incurred external costs of approximately $4,900,000 in connection with our Vibex™ MTX development program, of which approximately $2,400,000 was incurred in 2012. We have also incurred approximately $640,000 of capital equipment costs in 2012. We anticipate total spending on this program for development and capital equipment could exceed $7,000,000 in 2012.

Device Development Projects. We are also engaged in research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors. We have signed license agreements with Teva for our Vibex™ system for use with epinephrine and an undisclosed product and for our pen injector device for two undisclosed products. Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes. The auto injectors are in the advanced commercial stage of development. The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges. The disposable pen is in the stage of development where devices are being evaluated in user studies. Our development programs consist of the determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.

As of June 30, 2012, we have incurred total external costs of approximately $10,000,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $1,700,000 was incurred in 2012. As of June 30, 2012, approximately $7,700,000 of the total costs of $10,000,000 was initially deferred, of which approximately $5,900,000 has been recognized as cost of sales and $1,800,000 remains deferred. This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

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

Other research and development costs. In addition to our Vibex™ MTX project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects. Total other research and development costs were approximately $2,900,000 for the six months ended June 30, 2012.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros. Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the six-month period ended June 30, 2012 was not material.

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

PART II — OTHER INFORMATION

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

Item 6.	EXHIBITS

(a)	Exhibit Index

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

August 8, 2012	/s/ Paul K. Wotton
Dr. Paul K. Wotton President and Chief Executive Officer

August 8, 2012	/s/ Robert F. Apple
Robert F. Apple Executive Vice President and Chief Financial Officer