Form 10-Q
period 2012-09-30
ANTARES PHARMA, INC.
filed 2012-11-07
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 6, 2012 was 125,144,084.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,159,902	$19,357,932
Short-term investments	18,051,669	12,011,388
Accounts receivable, net	2,051,344	2,535,230
Inventories, net	875,958	891,765
Deferred costs	773,129	1,111,842
Prepaid expenses and other current assets	983,970	357,202

Total current assets	34,895,972	36,265,359

Equipment, molds, furniture and fixtures, net	3,262,219	591,669
Patent rights, net	1,173,089	952,386
Goodwill	1,095,355	1,095,355
Long-term investments	3,019,037	3,026,957
Other assets	58,553	31,231

Total Assets	$43,504,225	$41,962,957

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,819,932	$2,139,130
Accrued expenses and other liabilities	2,631,445	2,225,311
Deferred revenue	1,929,430	5,644,278

Total current liabilities	7,380,807	10,008,719

Deferred revenue – long term	452,194	810,393

Total liabilities	7,833,001	10,819,112

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 150,000,000 shares; 109,734,216 and 103,545,637 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,097,342	1,035,456
Additional paid-in capital	183,040,575	172,065,429
Accumulated deficit	(147,777,420)	(141,361,715)
Accumulated other comprehensive loss	(689,273)	(595,325)

	35,671,224	31,143,845

Total Liabilities and Stockholders’ Equity	$43,504,225	$41,962,957

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product sales	$2,052,398	$2,197,029	$7,758,463	$5,820,691
Development revenue	2,606,482	952,557	6,329,967	2,725,275
Licensing revenue	77,284	123,419	812,196	608,445
Royalties	949,753	646,032	2,173,775	1,877,046

Total revenue	5,685,917	3,919,037	17,074,401	11,031,457

Cost of revenue:
Cost of product sales	1,673,849	1,028,376	5,071,007	2,741,783
Cost of development revenue	1,622,640	778,674	2,747,424	1,911,397

Total cost of revenue	3,296,489	1,807,050	7,818,431	4,653,180

Gross profit	2,389,428	2,111,987	9,255,970	6,378,277

Operating expenses:
Research and development	3,900,475	1,429,210	9,260,422	5,124,877
Sales, marketing and business development	457,020	390,260	1,312,614	1,202,127
General and administrative	1,551,147	1,559,018	5,089,744	4,325,699

Total operating expenses	5,908,642	3,378,488	15,662,780	10,652,703

Operating loss	(3,519,214)	(1,266,501)	(6,406,810)	(4,274,426)
Other income (expense)	(15,025)	(32,758)	(8,895)	40,437

Net loss	$(3,534,239)	$(1,299,259)	$(6,415,705)	$(4,233,989)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	108,961,792	103,311,772	105,735,855	94,793,953

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,534,239)	$(1,299,259)	$(6,415,705)	$(4,233,989)
Foreign currency translation adjustment	11,500	(33,375)	(93,948)	(7,070)

Comprehensive loss	$(3,522,739)	$(1,332,634)	$(6,509,653)	$(4,241,059)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,415,705)	$(4,233,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,030	121,469
Gain on sale of equipment, molds, furniture and fixtures	—	(30,000)
Stock-based compensation expense	1,464,225	1,488,887
Changes in operating assets and liabilities:
Accounts receivable	484,020	(744,700)
Inventories	(2,736)	(79,031)
Prepaid expenses and other current assets	(691,118)	(49,666)
Deferred costs	423,856	126,608
Accounts payable	321,607	55,503
Accrued expenses and other current liabilities	404,423	(168,336)
Deferred revenue	(4,143,463)	(824,002)

Net cash used in operating activities	(7,976,861)	(4,337,257)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(2,425,454)	(227,763)
Additions to patent rights	(283,871)	(153,650)
Proceeds from sales of equipment, molds, furniture and fixtures	—	30,000
Proceeds from maturities of investment securities	9,000,000	—
Purchases of investment securities	(15,077,176)	(15,053,981)

Net cash used in investing activities	(8,786,501)	(15,405,394)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	9,601,723	5,972,900
Proceeds from sale of common stock	—	21,280,718
Taxes paid related to net share settlement of equity awards	(28,916)	(233,291)

Net cash provided by financing activities	9,572,807	27,020,327

Effect of exchange rate changes on cash and cash equivalents	(7,475)	(6,657)

Net increase (decrease) in cash and cash equivalents	(7,198,030)	7,271,019
Cash and cash equivalents:
Beginning of period	19,357,932	9,847,813

End of period	$12,159,902	$17,118,832

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

In the injector area, the Company has licensed its reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”), with Teva and Ferring being the Company’s primary customers. The Company’s needle-free injection device is marketed by Teva as the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. The Company’s needle-free injection device is marketed by Ferring with their 4mg and 10mg hGH formulations as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. The Company has also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and is engaged in product development activities for Teva utilizing these devices. The Company is currently developing commercial tooling and automation equipment for Teva related to a fixed, single-dose, disposable injector product containing epinephrine using the Company’s Vibex™ auto injector platform. In addition to development of products with partners, in September 2012, the Company announced positive results from an Actual Human Use study for Vibex™ MTX methotrexate injection system being developed for the treatment of rheumatoid arthritis.

In the gel-based area, the Company announced with Watson Pharmaceuticals on April 26, 2012, the launch of Gelnique 3%, the Company’s topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011. In July 2011, the Company entered into a licensing agreement with Watson Pharmaceuticals, Inc. under which Watson will commercialize Gelnique 3% in the U.S. and Canada. In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize this product, once approved in South Korea. The Company’s gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

The Company has two facilities in the U.S. The Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems. The Company’s corporate head office and Product Development Group are located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both the Company’s transdermal systems and drug/device combination products.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. The fair value of all securities is determined by quoted market prices. All long-term investments mature in less than two years. At September 30, 2012 the short-term investments had a fair value of $18,053,673 and a carrying value of $18,051,669 and the long-term investments had a fair value of $3,019,335 and a carrying value of $3,019,037.

3.	Stockholders’ Equity

Stock Options, Stock Awards and Warrants

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant. The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for the grants of options, restricted stock, stock units, stock appreciation rights and/or performance awards to officers, directors, consultants and employees. Under the Plan, the maximum number of shares authorized for issuance is 13,500,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of the fair market value on the dates of grant. The term of the options range from ten to eleven years and they vest in varying periods. As of September 30, 2012, the Plan had 87,407 shares available for grant. The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of September 30, 2012, and the changes during the nine months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	7,785,672	1.21
Granted	1,314,731	3.17
Exercised	(1,034,636)	1.21
Cancelled	(141,206)	4.06

Outstanding at September 30, 2012	7,924,561	1.48	6.8	22,810,852

Exercisable at September 30, 2012	6,122,279	1.14	6.2	19,727,349

Total recognized compensation expense for stock options was approximately $799,000 and $699,600 for the first nine months of 2012 and 2011, respectively, and was approximately $295,000 and $233,600 for the three month periods ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $2,096,700 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.4 years.

The per share weighted average fair value of options granted during the first nine months of 2012 and 2011 were estimated as $1.63 and $0.89 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2012	2011
Risk-free interest rate	0.7%	1.7%
Annualized volatility	61.0%	58.5%
Weighted average expected life, in years	5.0	5.0
Expected dividend yield	0.0%	0.0%

In the first nine months of 2012, a total of 1,034,636 stock options were exercised, of which 451,292 stock options with a weighted average exercise price of $1.42 generated proceeds of $639,453 and 583,344 stock options with a weighted average exercise price of $1.04 were exercised under a cashless provision resulting in no proceeds to the Company. In the first nine months of 2011, 713,736 stock options with a weighted average exercise price of $1.37 were exercised resulting in proceeds to the Company of $978,450.

Stock Awards

The employment agreements with certain members of executive management include stock-based incentives under which the executives could be awarded shares of common stock upon the occurrence of various triggering events. As of September 30, 2012, potential future performance awards under these agreements totaled approximately 65,000 shares of common stock. There were 35,000 and 145,454 shares awarded under these agreements in the first nine months of 2012 and 2011, respectively.

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements. Discretionary grants of common stock totaled 60,000 and 408,267 shares in the first nine months of 2012 and 2011, respectively.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date. The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant. Expense recognized in connection with performance and discretionary stock awards was approximately $288,000 and $754,460 in the first nine months of 2012 and 2011, respectively, and was $13,000 and $334,460 in the three month periods ended September 30, 2012 and 2011, respectively.

A portion of the shares vested in the first nine months of 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 11,165, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $28,916 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In addition to the shares granted to members of management and employees, at times directors receive a portion of their annual compensation in shares of Company common stock. Expense is recognized on a straight line basis over the one year period that the compensation is earned. Expense recognized for stock-based compensation to directors was $377,200 and $34,875 in the nine month periods ended September 30, 2012 and 2011, respectively, and was $182,800 and $11,625 in the three month periods ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, a total of 120,768 shares previously granted as performance or discretionary awards were unvested and 248,711 shares granted to directors were unvested. As of September 30, 2012, there was approximately $387,400 of total unrecognized compensation cost related to nonvested stock awards that is expected to be recognized over a weighted average period of approximately 6 months. The weighted average fair value of the shares granted in the first nine months of 2012 and 2011 was $3.25 and $1.81 per share, respectively.

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

	Performance Stock Units		Stock Options
Grant Date	Number of Shares	Fair Value on Grant Date	Number of Options	Exercise Price
May 17, 2011	182,000	$1.66	317,000	$1.66
May 17, 2012	—	—	470,000	$2.94
July 6, 2012	137,715	$4.26	—	—

Warrants

In the first nine months of 2012, the Company received proceeds of $8,962,270 from the exercise of 3,731,135 warrants with an exercise price of $2.00 and 1,500,000 warrants with an exercise price of $1.00. A total of 3,240 warrants with an exercise price of $2.00 expired unexercised in the first nine months of 2012. In the first nine months of 2011, 3,307,759 warrants with exercise prices ranging from $1.50 to $2.00 were exercised resulting in proceeds to the Company of $4,994,450 and 800,000 warrants with an exercise price of $0.80 were exercised under a cashless provision resulting in the issuance of 417,513 shares of common stock. Warrants to purchase a total of 4,840,909 shares of common stock were outstanding at September 30, 2012, at a weighted average exercise price of $1.61.

4.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 12,765,470 and 17,921,283 at September 30, 2012 and 2011, respectively. The table below discloses the basic and diluted loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,534,239)	$(1,299,259)	$(6,415,705)	$(4,233,989)
Basic and diluted weighted average common shares outstanding	108,961,792	103,311,772	105,735,855	94,793,953

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.04)

5.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of drug delivery transdermal products and drug delivery injection devices and supplies.

Revenues by customer location are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States of America	$4,881,106	$2,525,192	$13,083,259	$6,338,645
Europe	787,368	1,292,370	3,448,121	4,323,273
Other	17,443	101,475	543,021	369,539

	$5,685,917	$3,919,037	$17,074,401	$11,031,457

Revenues by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Injection devices and supplies	$3,600,400	$3,322,992	$9,505,344	$10,180,171
Transdermal products	2,085,517	596,045	7,569,057	851,286

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Teva	$2,797,761	$1,945,134	$5,966,246	$5,519,202
Watson	1,171,633	432,353	5,859,488	432,353
Ferring	783,757	1,287,009	3,444,510	4,321,573

6.	Revenue Recognition

In January of 2011, the Company amended the license, development and supply agreement with Teva originally entered into in December of 2007 under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products. Under the original agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold were to be received by the Company under certain circumstances. Based on an analysis under accounting literature applicable at the time of the agreement, the entire arrangement was considered a single unit of accounting. Therefore, payments received and development costs incurred were deferred and were to be recognized from the start of manufacturing through the end of the initial contract period. Changes to the original agreement as a result of the amendment included the following: (i) Teva will pay for future device development activities, (ii) Teva will pay for and own all commercial tooling developed and produced under the agreement, and (iii) certain potential milestone payments were eliminated. The Company determined that the changes to the agreement as a result of the amendment were a material modification to the agreement. Because the agreement was materially modified, the accounting was re-evaluated under the applicable current revenue recognition accounting standards. The re-evaluation resulted in the agreement being separated into multiple units of accounting and resulted in changes to both the method of revenue recognition and the period over which revenue will be recognized. The provisions of the current standards are to be applied as if they were applicable from inception of the agreement. Under the new accounting, the original license fee received is being recognized as revenue over the development period, the development milestone payments previously received were recognized as revenue immediately and revenue during the manufacturing period will be recognized as devices are sold and royalties are earned. For the nine months ended September 30, 2012, the accounting change resulting from the material modification resulted in recognition of licensing revenue previously deferred of $52,225, and for the nine months ended September 30, 2011, the accounting change resulted in recognition of development revenue previously deferred of $304,600, licensing revenue previously deferred of $316,666, and costs previously deferred of $408,250.

7.	License Agreements

Daewoong Development and License Agreement

In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals (“Daewoong”) under which Daewoong will commercialize the Company’s oxybutynin gel 3% product, once approved in South Korea. The agreement terms include an upfront payment, development and sales-based milestone payments and escalating royalties based on product sales in South Korea. Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received. Royalties will be recognized as revenue when earned. The Company recognized revenue of $442,859 in the nine months ended September 30, 2012, in connection with upfront and milestone payments.

Pfizer License Agreement

In December 2011, the Company licensed to Pfizer Inc.’s Consumer Healthcare Business Unit one of its drug delivery technologies to develop an undisclosed product on an exclusive basis for North America. Pfizer assumed full cost and responsibility for all clinical development, manufacturing, and commercialization of the product in the licensed territory, which also includes certain non-exclusive territories outside of North America. The Company received an upfront payment, and will receive development milestones and sales based milestones, as well as royalties on net sales for three years post launch in the U.S. Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received. Royalties will be recognized as revenue when earned. The Company recognized revenue of $750,000 in the nine months ended September 30, 2012, which was earned when Pfizer achieved a development milestone related to this undisclosed Consumer Healthcare product.

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

The Company has determined that the license and development activities, which include the manufacturing start-up activities, do not have value to the customer on a stand-alone basis as proprietary knowledge about the product and technology is required to complete the development activities. As a result, these deliverables do not qualify for treatment as separate units of accounting. Accordingly, the license and development activities have been accounted for as a single unit of accounting and arrangement consideration allocated to these deliverables was recognized as revenue over the development period, which ended upon manufacture of launch quantities in March 2012. The sales based milestone payments will be recognized as revenue when earned, revenue for launch quantities was recognized when product was sold to Watson and royalties will be recognized as revenue when earned. The Company received a milestone payment from Watson in December 2011 upon FDA approval, which was recorded as deferred revenue. This milestone payment was recognized as revenue in March of 2012, as launch quantities were delivered within the defined time period and the potential reimbursement liability was eliminated. In the nine months ended September 30, 2012, the Company recognized revenue of $5,859,488 in connection with product sales, manufacturing start-up activities, the milestone payment and royalties.

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

In October 2012, the Company received gross proceeds of $50,000,000 from the sale of shares of its common stock in a public offering. The Company sold a total of 12,500,000 shares of common stock at a price of $4.00 per share. The net proceeds to the Company are expected to be approximately $46.7 million, after deducting underwriting commissions and estimated offering expenses payable by the Company. In November 2012, the Company received gross proceeds of $7,039,472 from the sale of 1,759,868 shares of the Company’s common stock at $4.00 per share as a result of the partial exercise of the underwriters’ over-allotment option. The net proceeds to the Company are expected to be approximately $6.6 million, after deducting underwriting commissions and estimated offering expenses payable by the Company. The Company plans to use the proceeds from the offering for further development of the Company’s proprietary Vibex™ MTX injection system for the treatment of rheumatoid arthritis, development of the Company’s proprietary Vibex™ QST product for male testosterone deficiency and general corporate purposes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization of our oxybutynin gel 3% product by Watson;

•	our expectations regarding product development of Vibex™ MTX;

•	our expectations regarding product development of Vibex™ QST;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	our expectations regarding the year ending December 31, 2012; and

•	the impact of new accounting pronouncements.

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

In the injector area, we have licensed our reusable needle-free injection device for use with hGH to Teva, Ferring and JCR, with Teva and Ferring being our two primary customers. Teva uses our needle-free injection device with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. and Ferring uses our needle-free injection device with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. We have also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and we are engaged in product development activities for Teva utilizing these devices. We are currently developing commercial tooling and automation equipment for Teva related to a fixed, single-dose, disposable injector product containing epinephrine using our Vibex™ auto injector platform. In addition to development of products with partners, in September 2012, we announced positive results from an Actual Human Use study for Vibex™ MTX methotrexate injection system being developed for the treatment of rheumatoid arthritis.

In the gel-based area, we announced with Watson on April 26, 2012, the launch of Gelnique 3%, our topical oxybutynin gel 3% product for the treatment of OAB, which was approved by the FDA in December 2011. In July 2011, we licensed our oxybutynin gel 3% product to Watson for commercialization in the U.S. and Canada and in January 2012, we licensed this product to Daewoong Pharmaceuticals under which Daewoong will commercialize our oxybutynin gel 3% product, once approved in South Korea. Our gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

We have two facilities in the U.S. Our Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems. Our corporate head office and Product Development Group are located in Ewing, New Jersey, where pharmaceutical products are developed utilizing both our transdermal systems and drug/device combination products.

We have reported a net loss of $6,415,705 for the nine months ended September 30, 2012. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Total revenues for the three and nine-month periods ended September 30, 2012 were $5,685,917 and $17,074,401, respectively, compared to revenues for the same prior-year periods of $3,919,037 and $11,031,457, respectively.

Product sales were $2,052,398 and $7,758,463 in the three and nine-month periods ended September 30, 2012, respectively, compared to $2,197,029 and $5,820,691, in the three and nine-month periods ended September 30, 2011, respectively. Prior to 2012, our product sales primarily included sales of reusable needle-free injector devices and disposable components. In the first nine months of 2012, product sales also included the sale of our topical oxybutynin gel 3% product to Watson in connection with Watson’s launch of Gelnique 3% in April 2012, which was the primary reason for the increase in product sales compared to the prior year, and included sales of pre-commercial auto injector and pen injector devices to Teva. Product sales to Watson will not continue after 2012 as Watson will assume all manufacturing of Gelnique 3% in 2013. Our sales of injector related products are generated primarily from sales to Ferring and Teva. Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. Teva uses our needle-free injector with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. Injector related product sales to both Ferring and Teva decreased in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011. Sales of the hGH drug product for both Ferring and Teva continue to grow, but we do not control our partners inventory levels of our hGH injectors or disposable components on a quarter to quarter basis which can cause significant fluctuations in product sales.

Development revenue was $2,606,482 and $6,329,967 in the three and nine-month periods ended September 30, 2012, respectively, compared to $952,557 and $2,725,275 in the same periods of the prior year. The revenue in the three months ended September 30, 2012 was primarily due to auto injector and pen injector development work for Teva, but also included $750,000 earned when Pfizer achieved a development milestone related to its undisclosed Consumer Healthcare product. The revenue in the first nine months of 2012 consisted primarily of revenue recognized in connection with our license agreement with Watson, and included auto injector and pen injector development work for Teva and the Pfizer development milestone. The revenue in the first nine months of 2011 was primarily due to auto injector and pen injector development work for Teva. In addition, as discussed in Note 6 to the consolidated financial statements, in the first nine months of 2011 we recognized $304,600 of previously deferred development revenue in connection with an amendment to a license, development and supply agreement with Teva originally entered into in December of 2007 under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products.

Licensing revenue was $77,284 and $812,196 in the three and nine-month periods ended September 30, 2012, respectively, compared to $123,419 and $608,445 in the same periods of 2011. The licensing revenue in the first nine months of 2012 was primarily due to an upfront license fee received in connection with our licensing agreement with Daewoong signed in January of this year, along with license revenue recognized in connection with our license agreement with Watson. The licensing revenue in the three and nine-month periods ended September 30, 2011 included recognition of revenue previously deferred in connection with license agreements with Teva, Ferring and BioSante, but in the nine-month period licensing revenue was primarily due to $316,666 of revenue previously deferred that was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 6 to the consolidated financial statements.

Royalty revenue was $949,753 and $2,173,775 in the three and nine-month periods ended September 30, 2012, respectively, compared to $646,032 and $1,877,046 in the same prior-year periods. We receive royalties from Teva and Ferring related to needle-free injector device sales and/or hGH sales, and we receive royalties on sales of Elestrin® marketed by Meda Pharma. In addition, in the third quarter of 2012 we received our first royalty payment from Watson on sales of Gelnique 3%, which was the primary reason for the increase in royalties in the three and nine-month periods.

Cost of Revenues and Gross Profit

For the three and nine-month periods ended September 30, 2012, cost of product sales was $1,673,849 and $5,071,007, respectively, compared to $1,028,376 and $2,741,783 for the same periods of the prior year. Product gross profit was $378,549 and $1,168,653 in three-month periods ended September 30, 2012 and 2011, respectively, and was $2,687,456 and $3,078,908 for the nine-month periods ended September 30, 2012 and 2011, respectively. The gross profit decreases were primarily due to sales of our topical oxybutynin gel 3% product to Watson at a lower gross profit than is realized on injector related product sales.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Cost of development revenue was $1,622,640 and $2,747,424 for the three and nine-month periods ended September 30, 2012, respectively, compared to $778,674 and $1,911,397 for the same prior-year periods. In the first nine months of 2012, the development costs were primarily related to auto injector and pen injector development work for Teva, and certain manufacturing readiness activities under the Watson license agreement. In the three-month period ended September 30, 2011, approximately half of the costs were related to development activities under the Watson license agreement. In the first nine months of 2011, $408,250 was recognized as a result of the amended license, development and supply agreement with Teva for a disposable pen injector, as discussed in Note 6 to the consolidated financial statements. The remaining development costs in the first nine months of 2011 were due to auto injector and pen injector development work for Teva.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development. Research and development expenses were $3,900,475 and $9,260,422 in the three and nine-month periods ended September 30, 2012, respectively, compared to $1,429,210 and $5,124,877 in the same periods of the prior year. The increases were primarily due to expenses related to development of our proprietary Vibex™ MTX auto injector for delivery of methotrexate for the treatment of rheumatoid arthritis, and to a lesser extent were due to development expenses related to Vibex™ QST for testosterone replacement therapy and an increase in personnel costs due to employee additions. Partially offsetting these increases was a decrease in expenses related to our topical oxybutynin gel 3% product for which we received FDA approval in December of 2011.

Sales, Marketing and Business Development

Sales, marketing and business development expenses totaled $457,020 and $1,312,614 for the three and nine-month periods ended September 30, 2012, respectively, compared to $390,260 and $1,202,127 in the same prior-year periods. The increase in the quarter was primarily due to an increase of approximately $73,000 in expenses related to Vibex™ MTX market research, and the increase in the nine-month period resulted primarily from an increase of approximately $150,000 in employee related expenses due to added personnel, partially offset by a reduction in expenses related to market research and legal fees.

General and Administrative

General and administrative expenses totaled $1,551,147 and $5,089,744 in the three and nine-month periods ended September 30, 2012, respectively, compared to $1,559,018 and $4,325,699 in the same periods of the prior year. The increase in the nine month period was primarily due to increases in employee and director compensation expenses, including noncash stock compensation expense, of approximately $470,000 and increases in professional fees and patent related expenses of approximately $235,000 and $77,000, respectively.

Other Income (Expense)

Other income (expense) was $(15,025) and $(8,895) in the three and nine-month periods ended September 30, 2012, respectively, compared to other income (expense) of $(32,758) and $40,437 in the same periods of the prior year. Other income (expense) consists primarily of interest income, foreign exchange gains and losses, and gains and losses from sales of assets. The 2011 nine-month period included a gain on sale of assets of $30,000.

Liquidity and Capital Resources

At September 30, 2012, our cash and investments totaled $33,230,608, which consisted of cash and cash equivalents of $12,159,902, short-term investments of $18,051,669, and long-term investments of $3,019,037. All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity. In October 2012, we received gross proceeds of $50,000,000 from the sale of shares of our common stock in a public offering. We sold a total of 12,500,000 shares of common stock at a price of $4.00 per share. Net proceeds from the offering are expected to be approximately $46.7 million, after deducting underwriting commissions and estimated offering expenses. In November 2012, we received gross proceeds of $7,039,472 from the sale of 1,759,868 shares of our common stock at $4.00 per share as a result of the partial exercise of the underwriters’ over-allotment option. Net proceeds are expected to be approximately $6.6 million, after deducting underwriting commissions and estimated offering expenses. We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations. We do not currently have any bank credit lines.

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales, marketing and business development activities. Net cash used in operating activities was $7,976,861 and $4,337,257 for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash used in operating activities in the first nine months of 2012 compared to 2011 was primarily due to a higher net loss resulting mostly from increased research and development activity associated primarily with Vibex™ MTX, along with changes in operating assets and liabilities, comprised mainly of a decrease in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was $8,786,501 in the first nine months of 2012 compared to $15,405,394 in the first nine months of 2011. Cash used for purchases of equipment, molds, furniture and fixtures increased to $2,425,454 in 2012 compared to $227,763 in 2011, primarily related to Vibex™ MTX commercial molds and equipment. At September 30, 2012, costs of $358,828 related to Vibex™ MTX commercial molds and equipment were recorded in the consolidated balance sheet in equipment, molds, furniture and fixtures and in accounts payable. For purposes of the consolidated statement of cash flows these costs were treated as non-cash investing activities and therefore were not included in cash used in investing activities. Additions to patent rights were $283,871 in 2012 compared to $153,650 in 2011. In the first nine months of 2012 we used cash of $15,077,176 to purchase investment securities and received proceeds of $9,000,000 from the maturities of investment securities. In 2011, $15,053,981 of cash was used to purchase investment securities. The investment securities are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first nine months of 2012 and 2011 was $9,572,807 and $27,020,327, respectively. In the first nine months of 2012 we received proceeds of $9,601,723 from the exercise of 5,231,135 warrants resulting in proceeds of $8,962,270 and 1,034,636 options resulting in proceeds of $639,453. In the first nine months of 2011 we received proceeds of $5,972,900 from the exercise of 3,307,759 warrants resulting in proceeds of $4,994,450 and 713,736 options resulting in proceeds of $978,450. In May of 2011 we received net proceeds of $21,280,718 from the sale of 14,375,000 shares of our common stock at $1.60 per share in a public offering. In the first nine months of 2012 and 2011, total payments for employees’ income and employment tax obligations related to net share settlement of equity awards was $28,916 and $233,291, respectively.

Research and Development Programs

Our current research and development activities are primarily related to VIBEX™ MTX and device development projects.

VIBEX™ MTX. We are developing Vibex™ MTX auto injector for delivery of methotrexate for treatment of rheumatoid arthritis (RA). In September 2012, we announced positive results from an actual human use study in 101 RA patients. The results of this study showed that self-administration of MTX using the Vibex™ MTX is safe and well tolerated. Following standardized training by site personnel and review of written instructions, all 101 patients performed the self-administration successfully. In addition, the Vibex™ MTX functioned correctly and as intended for each and every administration thereby demonstrating reliability and robustness. Results of the Ease of Use Questionnaire indicated that 98% of patients found the Vibex™ MTX easy to use and 100% of patients found the instructions and training to be clear and easy to follow. In June 2012, we announced positive results from a human factors usability study for our proprietary Vibex™ MTX methotrexate injection system. Fifty individuals representing three user groups participated in this study, including 17 RA patients, 16 lay caregivers and 17 healthcare professionals. In August 2011, we announced positive results from a clinical PK study initiated in the first quarter of 2011 evaluating Vibex™ MTX. The clinical study evaluated several dose strengths of methotrexate delivered with our Vibex™ auto injector versus conventional needle and syringe administration by a healthcare professional. In 2010, we entered into an agreement with Uman Pharma under which both companies will invest jointly to develop and commercialize Vibex™ MTX. We will lead the clinical development program and FDA regulatory submissions, and will retain rights to commercialize the Vibex™ MTX product outside of Canada. Uman Pharma will perform formulation development and manufacturing activities to support the registration of Vibex™ MTX and supply methotrexate in prefilled syringes to us for the U.S. market. Uman Pharma received an exclusive license to commercialize the Vibex™ MTX product in Canada. As of September 30, 2012, we have incurred external costs of approximately $7,100,000 in connection with our Vibex™ MTX development program, of which approximately $4,600,000 was incurred in 2012. We have also incurred approximately $2,400,000 of capital equipment costs in 2012. We anticipate total spending on this program for development and capital equipment could approach $9,000,000 in 2012.

VIBEX™ QST. We have initiated development of Vibex™ QST for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency and have recognized expense of approximately $320,000 in the first nine months of 2012 in connection with this program.

Device Development Projects. We are also engaged in other research and development activities related to our Vibex™ disposable pressure-assisted auto injectors and our disposable pen injectors. We have signed license agreements with Teva for our Vibex™ system for use with epinephrine and an undisclosed product and for our pen injector device for two undisclosed products. Our pressure-assisted auto injectors are designed to deliver drugs by injection from single-dose prefilled syringes. The auto injectors are in the advanced commercial stage of development. The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges. The disposable pen is in the stage of development where devices are being evaluated in user studies. Our development programs consist of the determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly.

As of September 30, 2012, we have incurred total external costs of approximately $11,200,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $2,900,000 was incurred in 2012. As of September 30, 2012, approximately $8,600,000 of the total costs of $11,200,000 was initially deferred, of which approximately $7,900,000 has been recognized as cost of sales and $700,000 remains deferred. This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

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

Other research and development costs. In addition to our Vibex™ MTX project, Vibex™ QST project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects. Total other research and development costs were approximately $4,300,000 for the nine months ended September 30, 2012.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros. Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the nine-month period ended September 30, 2012 was not material.

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

Item 6.	EXHIBITS

(a)	Exhibit Index

Exhibit No.	Description

31.1#	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1##	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS##	XBRL Instance Document

101.SCH##	XBRL Taxonomy Extension Schema Document

101.CAL##	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB##	XBRL Taxonomy Extension Label Linkbase Document

101.PRE##	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF##	XBRL Taxonomy Extension Definition Document

#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

November 7, 2012	/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

November 7, 2012	/s/ Robert F. Apple
Robert F. Apple
Executive Vice President and Chief Financial Officer