Form 10-Q
period 2013-03-31
ANTARES PHARMA, INC.
filed 2013-05-08
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2013 was 126,175,413.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,126,055	$52,097,064
Short-term investments	30,154,988	21,112,623
Accounts receivable	1,729,232	2,228,650
Inventories	705,813	1,002,703
Deferred costs	895,562	755,159
Prepaid expenses and other current assets	688,908	463,033

Total current assets	72,300,558	77,659,232

Equipment, molds, furniture and fixtures, net	4,299,655	3,583,104
Patent rights, net	1,112,614	1,123,652
Goodwill	1,095,355	1,095,355
Long-term investments	12,013,415	12,015,906
Other assets	61,050	49,361

Total Assets	$90,882,647	$95,526,610

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,171,717	$2,864,507
Accrued expenses and other liabilities	1,758,710	2,916,700
Deferred revenue	1,466,020	2,157,016

Total current liabilities	6,396,447	7,938,223

Deferred revenue – long term	913,395	1,037,795

Total liabilities	7,309,842	8,976,018

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 150,000,000 shares; 126,170,879 and 125,949,024 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,261,709	1,259,490
Additional paid-in capital	239,193,409	238,745,612
Accumulated deficit	(156,197,613)	(152,789,165)
Accumulated other comprehensive loss	(684,700)	(665,345)

	83,572,805	86,550,592

Total Liabilities and Stockholders’ Equity	$90,882,647	$95,526,610

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Product sales	$2,492,476	$2,494,110
Development revenue	793,710	2,986,076
Licensing revenue	69,345	625,819
Royalties	1,172,691	758,537

Total revenue	4,528,222	6,864,542

Cost of revenue:
Cost of product sales	1,427,641	1,368,628
Cost of development revenue	599,502	622,203

Total cost of revenue	2,027,143	1,990,831

Gross profit	2,501,079	4,873,711

Operating expenses:
Research and development	3,072,685	2,877,162
Sales and marketing	881,253	103,292
Business development	156,666	332,775
General and administrative	1,793,764	1,657,541

Total operating expenses	5,904,368	4,970,770

Operating loss	(3,403,289)	(97,059)
Other income (expense)	(5,159)	22,665

Net loss	$(3,408,448)	$(74,394)

Basic and diluted net loss per common share	$(0.03)	$(0.00)

Basic and diluted weighted average common shares outstanding	126,106,713	103,658,571

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(3,408,448)	$(74,394)

Foreign currency translation adjustment	(19,355)	(40,503)

Comprehensive loss	$(3,427,803)	$(114,897)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,408,448)	$(74,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,618	46,246
Stock-based compensation expense	451,276	511,716
Changes in operating assets and liabilities:
Accounts receivable	499,418	1,126,358
Inventories	294,873	(405,722)
Prepaid expenses and other current assets	(144,011)	118,747
Deferred costs	(147,108)	(529,366)
Other assets	(11,844)	(36,629)
Accounts payable	307,521	787,047
Accrued expenses and other current liabilities	(1,155,935)	(490,727)
Deferred revenue	(803,503)	(2,569,332)

Net cash used in operating activities	(4,043,143)	(1,516,056)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(763,600)	(205,345)
Additions to patent rights	(38,100)	(21,711)
Proceeds from maturities of investment securities	—	3,000,000
Purchases of investment securities	(9,118,161)	(3,008,366)

Net cash used in investing activities	(9,919,861)	(235,422)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	103,069	582,940
Taxes paid related to net share settlement of equity awards	(104,329)	(28,916)

Net cash provided by (used in) financing activities	(1,260)	554,024

Effect of exchange rate changes on cash and cash equivalents	(6,745)	7,107

Net decrease in cash and cash equivalents	(13,971,009)	(1,190,347)
Cash and cash equivalents:
Beginning of period	52,097,064	19,357,932

End of period	$38,126,055	$18,167,585

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

In addition to development of products with partners, the Company is developing its own drug/device combination products. The Company’s lead product candidate, OTREXUP™, is a proprietary combination product comprised of a pre-filled methotrexate syringe and the Company’s Medi-Jet™ self-injection system for the potential treatment of moderate to severe rheumatoid arthritis (“RA”) and psoriasis. On December 17, 2012 the Company announced submission of a New Drug Application (“NDA”) for OTREXUP™ and then on February 27, 2013 announced the FDA acceptance of that filing for review. The Prescription Drug User Fee Act (“PDUFA”) goal date for FDA approval is October 14, 2013. The Company has worldwide marketing rights for OTREXUP™ and has provided Uman Pharma an exclusive license to commercialize the product in Canada. The Company’s strategy is to potentially commercialize OTREXUP™ in the U.S. on its own and to enter into licensing or distribution agreements for commercialization outside the U.S. The Company is also developing Vibex™ QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency and has conducted a pre-IND meeting with the FDA as part of preparing to initiate clinical development for this product.

In the gel-based product area, the Company announced with Actavis (formerly Actavis Pharmaceuticals) on April 26, 2012, the launch of Gelnique 3%™, the Company’s topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011. The Company has a licensing agreement with Actavis under which Actavis is currently marketing Gelnique 3%™ in the U.S. In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize this product, once approved in South Korea. The Company’s gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

The Company has two facilities in the U.S. The Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems. The Company’s corporate head office and Product Development and Commercial Groups are located in Ewing, New Jersey, where the Company’s gel based products were developed and where the Product Development and Commercial Groups direct the clinical, regulatory and commercial development of the Company’s internal drug/device combination products.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. The fair value of all securities is determined by quoted market prices. All long-term investments mature in less than two years. At March 31, 2013 the short-term investments had a fair value of $30,158,793 and a carrying value of $30,154,988 and the long-term investments had a fair value of $12,017,910 and a carrying value of $12,013,415. At December 31, 2012 the short-term investments had a fair value of $21,116,952 and a carrying value of $21,112,623 and the long-term investments had a fair value of $12,016,530 and a carrying value of $12,015,906.

3.	Stockholders’ Equity

Stock Options, Stock Awards and Warrants

The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant. The expense is recognized over the period during which an employee is required to provide services in exchange for the award.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan. Under the Plan, the maximum number of shares authorized for issuance is 13,500,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options range from 10 to 11 years and they vest in varying periods. As of March 31, 2013, the Plan had 69,282 shares available for grant. The number of shares available for grant does not take into consideration potential stock awards that could result in the issuance of shares of common stock if certain performance conditions are met, discussed under “Stock Awards” below. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of March 31, 2013, and the changes during the three months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2012	7,814,561	1.49
Granted	—	—
Exercised	(78,417)	0.64		267,807
Cancelled/Forfeited	(1,875)	4.56

Outstanding at March 31, 2013	7,734,269	1.50	6.5	16,258,558

Exercisable at March 31, 2013	6,390,845	1.22	5.9	15,079,360

Total recognized compensation expense for stock options was approximately $260,000 and $238,000 for the first three months of 2013 and 2012, respectively. As of March 31, 2013, there was approximately $1,623,934 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 1.9 years.

The per share weighted average fair value of options granted during the first three months of 2012 was estimated as $1.33 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior. There were no options granted in the first three months of 2013.

March 31, 2012
Risk-free interest rate	0.8%
Annualized volatility	61.0%
Weighted average expected life, in years	5.0
Expected dividend yield	0.0%

In the first three months of 2013, 78,417 stock options with a weighted average exercise price of $0.64 were exercised which generated proceeds of $50,246 to the Company. In the first three months of 2012, 78,333 stock options with a weighted average exercise price of $1.17 were exercised resulting in proceeds to the Company of $91,840.

Stock Awards

The employment agreements with certain members of executive management include stock-based incentives under which the executives could be awarded shares of common stock upon the occurrence of various triggering events. As of March 31, 2013, potential future performance awards under these agreements totaled approximately 65,000 shares of common stock. There were 35,000 shares awarded under these agreements in the first three months of 2012, and no shares were awarded in the first three months of 2013.

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements. Discretionary grants of common stock totaled 60,000 shares in the first three months of 2012. There were no discretionary grants of common stock in the first three months of 2013. The weighted average fair value of the shares granted in the first three months of 2012 was $2.59 per share.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date. The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant. Expense recognized in connection with performance and discretionary stock awards was approximately $8,700 and $262,000 in the first three months of 2013 and 2012, respectively.

A portion of the discretionary stock grants vested in the first three months of 2013 and 2012. Some of these grants were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 30,153 and 11,165 in 2013 and 2012, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $104,329 and $28,916 in 2013 and 2012, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In addition to the shares granted to members of management and employees, at times directors receive a portion of their annual compensation in shares of Company common stock. Expense is recognized on a straight line basis over the one year period that the compensation is earned. Expense recognized for stock-based compensation to directors was $182,804 and $11,625 in the three month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, a total of 248,711 shares granted to directors were unvested.

Long Term Incentive Program

The Board of Directors of the Company has approved a long term incentive program for the benefit of its executive management. Pursuant to the long term incentive program, the Company’s executive management have been awarded stock options and performance stock units with a value targeted at the median level of the Company’s peer group. Two thirds of that value for each member is delivered in the form of stock options and one third of that value is delivered in the form of performance stock units. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, and were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan. The performance stock unit awards made to the executive management will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period of three years. No expense has been recognized in connection with the performance stock unit awards as the defined performance goals are not yet considered probable of achievement. The performance stock unit awards and stock options granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Stock Options
Grant Date	Number of Shares	Fair Value on Grant Date	Number of Options	Exercise Price
May 17, 2011	182,000	$1.66	317,000	$1.66
May 17, 2012	—	—	470,000	$2.94
July 6, 2012	137,715	$4.26	178,731	$4.26

Warrants

In the first three months of 2013, the Company received proceeds of $52,823 from the exercise of 52,823 warrants with an exercise price of $1.00. In the first three months of 2012, 245,550 warrants with an exercise price of $2.00 were exercised resulting in proceeds to the Company of $491,100. Warrants to purchase a total of 2,963,146 shares of common stock were outstanding at March 31, 2013, at a weighted average exercise price of $1.99.

4.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 10,697,415 and 17,549,034 at March 31, 2013 and 2012, respectively. The table below discloses the basic and diluted loss per common share.

	Three Months Ended March 31,
	2013	2012
Net loss	$(3,408,448)	$(74,394)
Basic and diluted weighted average common shares outstanding	126,106,713	103,658,571

Basic and diluted net loss per common share	$(0.03)	$(0.00)

5.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of injection devices and injection based pharmaceutical products as well as transdermal gel products.

Revenues by customer location are summarized as follows:

	Three Months Ended March 31,
	2013	2012
United States of America	$3,527,287	$5,210,168
Europe	933,639	1,171,233
Other	67,296	483,141

	$4,528,222	$6,864,542

Revenues by product type:

	Three Months Ended March 31,
	2013	2012
Injection devices and supplies	$3,436,500	$2,584,338
Transdermal gel products	1,091,722	4,280,204

	$4,528,222	$6,864,542

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended March 31,
	2013	2012
Teva	$2,455,266	$1,373,428
Ferring	933,639	1,171,233
Actavis (Watson)	874,328	3,661,879

6.	License Agreements

Daewoong Development and License Agreement

In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals (“Daewoong”) under which Daewoong will commercialize the Company’s oxybutynin gel 3% product, once approved in South Korea. The agreement terms include an upfront payment, development and sales-based milestone payments and escalating royalties based on product sales in South Korea. Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received. Royalties will be recognized as revenue when earned. The term of the agreement ends on the later of fifteen years following launch of the product or the expiration date of the last to expire patent. The Company recognized revenue of $442,859 in the three months ended March 31, 2012 in connection with upfront and milestone payments.

Pfizer License Agreement

In December 2011, the Company licensed to Pfizer Inc.’s Consumer Healthcare Business Unit one of its drug delivery technologies to develop an undisclosed product on an exclusive basis for North America. Pfizer assumed full cost and responsibility for all clinical development, manufacturing, and commercialization of the product in the licensed territory, which also includes certain non-exclusive territories outside of North America. The Company received an upfront payment, and will receive development milestones and sales based milestones, as well as royalties on net sales for three years post launch in the U.S. Because the Company has no development responsibilities, the upfront and each milestone payment will be recognized as revenue when received. Royalties will be recognized as revenue when earned. The Company recognized revenue of $750,000 in the third quarter of 2012, which was earned when Pfizer achieved a development milestone related to this undisclosed Consumer Healthcare product.

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

The Company received a milestone payment from Actavis in December 2011 upon FDA approval, which was recorded as deferred revenue. This milestone payment was recognized as revenue in March of 2012, as launch quantities were delivered within the defined time period and the potential reimbursement liability was eliminated. In the three months ended March 31, 2012, the Company recognized revenue of $3,661,879 in connection with product sales, development activities, the milestone payment and royalties. In the three months ended March 31, 2013, the Company recognized revenue of $874,326 in connection with product sales and royalties. Product sales to Actavis will not continue after the first quarter of 2013, as Actavis will assume all manufacturing of Gelnique 3% in 2013 as contracted.

7.	New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) made certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. The provisions of the amendments are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The adoption of the amendment provisions did not have an impact on our consolidated financial statements.

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

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

We have developed both subcutaneous and intramuscular injection technology systems which include Vibex™ disposable pressure-assisted auto injectors, Vision™ reusable needle-free injectors, and disposable multi-use pen injectors. We have licensed our reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”), with Teva and Ferring being two of our primary customers. Our needle-free injection device is marketed by Teva as the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. Our needle-free injection device is marketed by Ferring with their 4mg and 10mg hGH formulations as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. We have also licensed both disposable auto and pen injection devices to Teva for use in certain fields and territories and are engaged in product development activities for Teva utilizing these devices. Product sales in the first quarter of 2013 included initial shipments of commercial-ready Vibex™ auto-injector devices to Teva. This initial order for pre-launch quantities of the generic epinephrine auto injector represents the first of many shipments that we expect will take place during 2013.

In addition to development of products with partners, we are developing our own drug/device combination products. Our lead product candidate, OTREXUP™, is a proprietary combination product comprised of a pre-filled methotrexate syringe and our Medi-Jet™ self-injection system for the potential treatment of moderate to severe rheumatoid arthritis (“RA”) and psoriasis. On December 17, 2012 we announced submission of a New Drug Application (“NDA”) for OTREXUP™ and then on February 27, 2013 announced the FDA acceptance of that filing for review. The Prescription Drug User Fee Act (“PDUFA”) goal date for FDA approval is October 14, 2013. We have worldwide marketing rights for OTREXUP™ and have provided Uman Pharma an exclusive license to commercialize the product in Canada. Our strategy is to potentially commercialize OTREXUP™ in the U.S. on our own and to enter into licensing or distribution agreements for commercialization outside the U.S. We are also developing Vibex™ QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency and have conducted a pre-IND meeting with the FDA as part of preparing to initiate clinical development for this product.

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

We have two facilities in the U.S. The Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems. Our corporate head office and Product Development and Commercial Groups are located in Ewing, New Jersey, where our gel based products were developed and where the Product Development and Commercial Groups direct the clinical, regulatory and commercial development of our internal drug/device combination products.

We have reported a net loss of $3,408,448 for the three months ended March 31, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues

Total revenues for the three month period ended March 31, 2013 was $4,528,222 compared to $6,864,542 in the same period of the prior year. In the three months ended March 31, 2012, we recognized revenue of approximately $3.0 million in connection with one-time milestone payments for our 3% oxybutynin gel from Actavis and Daewoong Pharma.

Product sales were $2,492,476 and $2,494,110 in the first quarters of 2013 and 2012. Product sales in the first quarter of 2013 included $565,946 of initial sales to Teva of pre-launch quantities of our Vibex™ auto injector for Teva’s generic epinephrine auto injector product. Product sales in the first quarters of 2013 and 2012 included $509,869 and $817,946, respectively, of sales of our topical oxybutynin gel 3% product to Actavis in connection with their marketing of Gelnique 3%, which was launched in April 2012. Product sales to Actavis will not continue after the first quarter of 2013, as Actavis will assume all manufacturing of Gelnique 3% in 2013 as contracted. Product revenue in the first quarter of 2013 also included approximately $300,000 of revenue that had previously been deferred. The balance of our product sales in each period were primarily sales of reusable needle-free injector devices and disposable components. Sales of our needle-free injector related products are generated primarily from sales to Ferring and Teva. Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. Teva uses our needle-free injector with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S.

Development revenue was $793,710 and $2,986,076 in the first quarters of 2013 and 2012. The revenue in the three months ended March 31, 2013 was primarily due to auto injector and pen injector development work for Teva. The revenue in the first quarter of 2012 was primarily due to a non-recurring FDA approval milestone payment of $2,500,000 recognized in connection with our license agreement with Actavis (Watson).

Licensing revenue was $69,345 and $625,819 in the first quarters of 2013 and 2012. The licensing revenue in the first quarter of 2013 was primarily due to recognition of revenue deferred in prior years under agreements with Ferring. The licensing revenue in the first quarter of 2012 was primarily due to an upfront license fee received in connection with our licensing agreement with Daewoong signed in January of 2012, along with license revenue recognized in connection with our license agreement with Actavis.

Royalty revenue was $1,172,691 and $758,537 in the first quarters of 2013 and 2012. We receive royalties from Teva and Ferring related to needle-free injector device sales and/or hGH sales, from Actavis on sales of Gelnique, and from Meda Pharma on sales of Elestrin®. The primary reason for the increase in royalty revenue in 2013 compared to 2012 was that royalties were received from Actavis on sales of Gelnique in the first quarter of 2013, while no royalties were received in the first quarter of 2012 as Gelnique 3% was launched in April 2012.

Cost of Revenues and Gross Profit

The cost of product sales includes product acquisition costs from third party manufacturers and internal manufacturing overhead expenses. For the three month periods ended March 31, 2013 and 2012, cost of product sales were $1,427,641 and $1,368,628, respectively. Product gross margins were 43% and 45% in three months ended March 31, 2013 and 2012, respectively. In the first quarter of 2013, product gross margin was unfavorably impacted by an increase in manufacturing overhead expenses in anticipation of increased production activity in 2013 related to Vibex™ auto injectors for epinephrine and OTREXUP™ and was favorably impacted by the recognition of previously deferred product revenue of approximately $300,000 which had no related costs.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Cost of development revenue was $599,502 and $622,203 for the first quarters of 2013 and 2012, respectively. In the first three months of 2013, the development costs were primarily related to revenue recognized in connection with auto injector and pen injector development programs with Teva. In the first three months of 2012, the development costs were primarily related to certain manufacturing readiness activities under the Actavis license agreement.

Research and Development

The majority of research and development expenses consist of payroll costs and external costs for studies and analysis activities, design work and prototype development. Research and development expenses were $3,072,685 and $2,877,162 in the three months ended March 31, 2013 and 2012, respectively. In the first quarter of 2013, expenses related to development of our Vibex™ QS T for testosterone replacement therapy increased by approximately $600,000 to $630,000 and personnel costs increased by approximately $500,000 to $1,500,000 due to employee additions. Expenses related to development of our proprietary Vibex™ MTX auto injector for delivery of methotrexate for the treatment of rheumatoid arthritis decreased by approximately $1,000,000 to $300,000 in the first quarter of 2013 compared to 2012 due to a clinical study in process in the first quarter of 2012 that was completed later in the year.

Sales and Marketing

Sales and marketing expenses totaled $881,253 and $103,292 for the three months ended March 31, 2013 and 2012, respectively. The increase in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to expenses of approximately $560,000 related to OTREXUP™ market research and pre-commercialization activities, and an increase of approximately $200,000 in employee related expenses due to sales and marketing personnel added after the first quarter of 2012. We expect sales and marketing expenses to increase significantly in the last nine months of 2013, primarily in connection with OTREXUP™ marketing and pre-commercialization activities which we anticipate could reach $6.0 million for the year.

Business Development

Business development expenses totaled $156,666 and $332,775 for the three months ended March 31, 2013 and 2012, respectively. The decrease in the quarter was primarily due to a decrease in legal expenses of approximately $50,000 and a decrease in stock compensation expense of $85,000 related to a one time stock grant in 2012.

General and Administrative

General and administrative expenses totaled $1,793,764 and $1,657,541 in the three months ended March 31, 2013 and 2012, respectively. The increase in the three month period was primarily due to increases in employee and director compensation expenses totaling approximately $200,000, of which $80,000 was noncash stock compensation expense, and an increase in patent related expenses of approximately $110,000. Expenses in the first quarter of 2013 compared to 2012 were also impacted by a reduction in professional fees of approximately $100,000 and a reduction in business insurance of approximately $100,000 due to a one time insurance refund.

Liquidity and Capital Resources

At March 31, 2013, our cash and investments totaled $80,294,458, which consisted of cash and cash equivalents of $38,126,055, short-term investments of $30,154,988, and long-term investments of $12,013,415. All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity. In October 2012, we sold 12,500,000 shares of common stock at a price of $4.00 per share in a public offering, and in November 2012 we sold 1,759,868 shares of common stock at $4.00 per share as a result of the partial exercise of the underwriters’ over-allotment option. The sales of common stock resulted in net proceeds of $53,328,188 after deducting offering expenses of $3,711,284. Proceeds from this offering are being used for further development of OTREXUP™ (our proprietary MTX Medi-Jet™ injection system for the treatment of rheumatoid arthritis), development of the Company’s proprietary VIBEX™ QS T product for male testosterone deficiency and general corporate purposes. We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations. We do not currently have any bank credit lines.

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales, marketing and business development activities. Net cash used in operating activities was $4,043,143 and $1,516,056 for the three months ended March 31, 2013 and 2012, respectively. The increase in cash used in operating activities in the first three months of 2013 compared to 2012 was primarily due to an increase in the net loss for the quarter which was partially offset by changes in deferred revenue. In the first quarter of 2012, deferred revenue and the net loss were reduced by a one-time milestone payment of $2,500,000 from Actavis related to the approval of our 3% oxybutynin gel that was recognized as revenue in March 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $9,919,861 in the first three months of 2013 compared to $235,422 in the first three months of 2012. Cash used for purchases of equipment, molds, furniture and fixtures was $763,600 in 2013 compared to $205,345 in 2012, primarily related to Vibex™ MTX commercial molds and assembly equipment. Additions to patent rights were $38,100 in 2013 compared to $21,711 in 2012. In the first three months of 2013 we used cash of $9,118,161 to purchase investment securities. In the first three months of 2012, $3,008,366 of cash was used to purchase investment securities and we received proceeds of $3,000,000 from the maturity of an investment security. The investment securities are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity.

Net Cash Provided by Financing Activities

Net cash used in financing activities in the first three months of 2013 was $1,260 and net cash provided by financing activities in the first three months of 2012 was $554,024. In the first three months of 2013 we received proceeds of $52,823 from the exercise of 52,823 warrants with an exercise price of $1.00 and 78,417 options resulting in proceeds of $50,246. In the first three months of 2012 we received proceeds of $491,100 from the exercise of 245,550 warrants with an exercise price of $2.00 and 78,333 options were exercised resulting in proceeds of $91,840. In the first three months of 2013 and 2012, total payments for employees’ income and employment tax obligations related to net share settlement of equity awards was $104,329 and $28,916, respectively.

Research and Development Programs

Our current research and development activities are primarily related to OTREXUP™ (Vibex™ MTX), Vibex™ QS T and device development projects.

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

In August 2011, we announced positive results from a clinical PK study initiated in the first quarter of 2011 evaluating OTREXUP™. The clinical study evaluated several dose strengths of methotrexate delivered with our Medi-Jet™ versus conventional needle and syringe administration by a healthcare professional.

As of March 31, 2013, we have incurred external expenses of approximately $10,400,000 in connection with our OTREXUP™ development program, of which approximately $300,000 was incurred in 2013. We have also incurred costs for molds and assembly equipment of approximately $3,300,000, of which $700,000 was incurred in 2013, that has been capitalized and included in equipment, molds, furniture and fixtures at March 31, 2013. We anticipate total spending on this program for development and capital equipment could approach $7,000,000 in 2013 and we expect sales and marketing expense in 2013 will be approximately $6,000,000.

Vibex™ QS T. We are developing Vibex™ QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency and have incurred total external costs of approximately $1,566,000 in connection with this program, of which approximately $630,000 was recognized as expense in 2013. We anticipate spending on this program for development will increase to approximately $3,000,000 in 2013.

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

As of March 31, 2013, excluding costs related to OTREXUP™ and Vibex™ QS T, we have incurred total external costs of approximately $12,500,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $900,000 was incurred in 2013. Approximately $9,900,000 of the total costs of $12,500,000 was initially deferred, of which approximately $9,000,000 has been recognized as cost of sales and $900,000 remains deferred as of March 31, 2013. This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

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

Other research and development costs. In addition to the OTREXUP™ project, Vibex™ QS T project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects. Total other research and development costs were approximately $2,150,000 for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Critical Accounting Policies

We have identified certain of our significant accounting policies that we consider particularly important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by management and, as a result, are subject to an inherent level of uncertainty. These policies are characterized as “critical accounting policies” and address revenue recognition and valuation of long-lived and intangible assets and goodwill, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros. Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the period ended March 31, 2013 was not material.

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANTARES PHARMA, INC.

May 8, 2013	/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

May 8, 2013	/s/ Robert F. Apple
Robert F. Apple
Executive Vice President and Chief Financial Officer