Form 10-K
period 2013-12-31
ANTARES PHARMA, INC.
filed 2014-03-13
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 30, 2013, was $472,932,000 (based upon the last reported sale price of $4.16 per share on June 28, 2013, on the NASDAQ Capital Market).

There were 129,928,018 shares of common stock outstanding as of March 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2014 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.

FORM 10-K

PART I

Item 1.	BUSINESS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization of OTREXUP™ (methotrexate injection);

•	our expectations regarding product developments with Teva Pharmaceutical Industries, Ltd. (“Teva”);

•	our expectations regarding product development and potential U.S. Food and Drug Administration (“FDA”) approval of Vibex® QuickShot™ (“Vibex® QS T”) (testosterone injection);

•	our expectations regarding product development and potential FDA approval of Vibex® Sumatriptan (sumatriptan injection);

•	our expectations regarding product development and potential FDA approval of Vibex® Epinephrine (epinephrine injection);

•	our expectations regarding trends in pharmaceutical drug delivery characteristics;

•	our anticipated continued reliance on contract manufacturers to manufacture our products;

•	our sales and marketing plans;

•	product development and commercialization plans regarding our other products and product candidates;

•	our future cash flow and our ability to support our operations;

•	our projected net loss for the year ending December 31, 2014;

•	our ability to raise additional funds, if needed; and

•	other statements regarding matters that are not historical facts or statements of current condition.

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. You should keep in mind that forward-looking statements made by us in this annual report speak only as of the date of this annual report. Actual results could differ materially from those currently anticipated as a result of a number of risk factors, including, but not limited to, the risks and uncertainties discussed under the caption “Risk Factors.” New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We do not undertake to update or revise the forward-looking statements in this annual report after the date of this annual report except as required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement in this annual report or elsewhere might not occur.

Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging specialty pharmaceutical company that focuses on developing and commercializing self-administered parenteral pharmaceutical products and technologies. We have numerous partnerships with pharmaceutical companies as well as multiple internal product development programs.

On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 we announced the product launch of OTREXUP™. OTREXUP™, our proprietary combination product comprised of a pre-filled methotrexate syringe and our Medi-Jet™ self-injection system, is indicated for adults with severe active rheumatoid arthritis (“RA”) or children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. We have worldwide marketing rights for OTREXUP™ and will commercialize OTREXUP™ on our own in the U.S. for the treatment of RA. We have provided LEO Pharma an exclusive license to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.

We have developed both subcutaneous and intramuscular injection technology systems which include Vibex® disposable pressure-assisted auto injectors, reusable needle-free injectors, and disposable multi-use pen injectors. In addition to the development of OTREXUP™, we have other internal development programs in process, and are currently conducting clinical studies of Vibex® QS T for testosterone replacement therapy and manufacturing development work for Vibex® QS M for an undisclosed central nervous system (“CNS”) indication. We have licensed our reusable needle-free injection device for use with human growth hormone (“hGH”) to Teva, Ferring Pharmaceuticals BV (“Ferring”) and JCR Pharmaceuticals Co., Ltd. (“JCR”), with Teva and Ferring being two of our primary customers. Teva markets our needle-free injection device as the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH promoted in the U.S. and Ferring commercialized our needle-free injection system with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. We have also licensed both the Vibex® disposable auto injector and pen injection devices to Teva for use in certain fields and territories and we are engaged in product development activities for Teva utilizing these devices.

We also have a portfolio of gel-based products. We received FDA approval in December 2011 for an oxybutynin gel product, Gelnique 3%™, for the treatment of overactive bladder (“OAB”). We have a licensing agreement with Actavis under which Actavis is currently marketing Gelnique 3%™ in the U.S. In January 2012, we entered into a licensing agreement with Daewoong Pharmaceuticals (“Daewoong”) under which Daewoong will commercialize our oxybutynin gel 3% product, once approved in South Korea. Our gel portfolio of products also includes Elestrin® (estradiol gel) currently marketed by Meda Pharmaceuticals (“Meda”) in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

Our products and product opportunities are summarized and briefly described below:

Currently our only reportable segment is drug delivery, which includes the development of injection devices and injection based pharmaceutical products as well as transdermal gel products. See Note 10 to the Consolidated Financial Statements for segment financial information.

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

Our Parenteral Products Group is located in Minneapolis, Minnesota, where we develop and manufacture for ourselves and with partners novel pressure assisted injectors, with and without needles, which allow patients to self-inject drugs. We make a reusable, needle-free, spring-action injector device known as the Tjet® and Zomajet®, which is marketed for use with human growth hormone. We have had success in achieving distribution of our device for use with hGH through licenses to pharmaceutical partners, and it has resulted in product sales and royalties. Distribution of growth hormone injectors occurs in the U.S., Europe, Japan and other Asian countries through our pharmaceutical company relationships.

We have also developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the Vibex® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and generic injectables. We also developed a disposable multi-dose pen injector for use with standard multi-dose cartridges. We have entered into multiple licenses for these devices mainly in the U.S., Europe and Canada with Teva. We have also developed the Medi-Jet™ auto injector for our product OTREXUP™, for delivery of methotrexate for treatment of rheumatoid arthritis and psoriasis.

On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. Additionally, we are developing our next internally developed combination product, Vibex® QS T for testosterone replacement therapy. We have also initiated manufacturing development work for a third internal combination product, Vibex® QS M.

Our Product Development Group, located in Ewing, New Jersey, heads the clinical, regulatory and pre-commercial development of our internal drug/device combination products.

Our Product Development Group also led the successful development of FDA approved gel-based products. In 2006, the FDA approved our first transdermal gel (Elestrin®) with a partner’s drug product for the treatment of vasomotor symptoms in post-menopausal women. In December 2011, we received FDA approval for our topical oxybutynin gel product, Gelnique 3%™, for the treatment of OAB. In April 2012, our licensee, Actavis, launched Gelnique 3%™ in the U.S.

Antares Pharmaceuticals, our commercial organization is also located in Ewing, New Jersey, and is responsible for sales, marketing, medical affairs, trade, and third party reimbursement for our internally developed products. In January 2014 we launched OTREXUP™, and are calling on rheumatologists for the indication of severe rheumatoid arthritis. In March 2014, LEO Pharma began detailing OTREXUP™ to dermatologists for the indication of psoriasis.

We are a Delaware corporation with principal executive offices located at 100 Princeton South, Suite 300, Ewing, New Jersey 08628. Our telephone number is (609) 359-3020. We have wholly-owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG) and in the United Kingdom (Antares Pharma UK Limited).

Market Overview

Our focus is specifically on the market for delivery of self-administered injectable drugs, comprised of non-biologic small molecule drugs and biological products or biosimilars. We believe that many injectable products currently offered in vials could be replaced with user friendly auto injectors promoting better compliance and improvement in dose accuracy. Several manufacturers of injectable products have introduced convenient alternatives to vials, such as prefilled syringes and injector systems; and an increasing proportion of people who self-administer drugs are transitioning to prefilled syringes and other injector systems when offered. We believe that our injection technologies and products offer further improvements in convenience and comfort for patients self-administering injectable products as well as provide the appropriate technique to the patient to accurately self-inject and that our business model of developing our own pharmaceutical products in targeted therapeutic categories using our pressure assisted auto injectors and pen injectors has the potential for further market penetration in the future. Also, partnering with pharmaceutical manufacturers of injectable products that are outside of our therapeutic focus offers us additional potential to profit from our proprietary injector systems.

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

Condition	Products
Diabetes	Humalog (Lilly), Humulin (Lilly), Novolog (Novo Nordisk), Apidra (Sanofi Aventis), Lantus (Sanofi Aventis), Levemir (Novo Nordisk), Byetta (Lilly)

Growth deficiency	Genotropin (Pfizer), Tev-Tropin (Teva), Humatrope (Lilly), Nutropin AQ (Roche), Noridtropin (Novo Nordisk), Saizen/Serostem (EMD Serono), Omnitrope (Sandoz)

Rheumatoid Arthritis	Enbrel (Amgen), Humira (Abbvie), Simponi (Centocor Ortho Biotech), Cimzia (UCB)

Multiple Sclerosis	Avonex (Biogen Idec), Betaseron (Bayer), Copaxone (Teva), Rebif (EMD Serono)

Chronic Hepatitis C	Intron-A (Merck), Pegasys (Roche), Peg-Intron (Merck)

Anemia/Neutropenia	Aranesp (Amgen), Neulasta (Amgen)

Migraine	Imitrex (GSK, Par, Sandoz), Sumavel (Zogenix), Alsuma (Pfizer) Sumatriptan Autoinjector (Sun Pharma)

Allergic Emergency	Epipen (Pfizer), Twinject (Amedra), Auvi-Q (Sanofi)

In addition to the drugs listed in the table above and the products we already have in development, we have identified more than 60 additional injectable single and multi-source drug products currently on the market that are appropriate for self-administration and are candidates for our device technologies.

Non-biologic injectable drugs

According to a June 2013 Bank of America Merrill Lynch report, non-biologic injectables accounted for roughly 15% of the U.S. pharma market in 2012, making the segment valued at $49.0 billion. Generic injectables accounted for about $7.0 billion in 2012, which represents a disproportionately large proportion of unit volume due to substantially lower unit cost compared to branded injectable products. Based on the Bank of America Merrill Lynch analysis, roughly 60 products representing approximately $16.0 billion worth of branded injectable sales could face first-time generic competition in 2013-2022. Converting patent expirations into generic sales, excluding biologics and assuming no base-business erosion, they estimate U.S. generic injectables could grow from $7.0 billion in 2012 to between $10.0 billion and $12.2 billion in 2017-2022.

Many non-biologic small molecule drugs are injected rather than taken orally for one or more of several reasons including improved absorption, onset of action, tolerability and safety. Our OTREXUP™ product is an example of changing the route of administration from oral to injection for better absorption and tolerability. Vibex® Sumatriptan and Vibex® Epinephrine are examples of using the injection route for faster onset of action. Generic products, like sumatriptan and methotrexate, are the majority of non-biologic injectable product volume in the current market.

THERAPEUTIC MARKET OPPORTUNITIES FOR OUR INJECTOR SYSTEMS

OTREXUP™ (methotrexate) injection

OTREXUP™ is our proprietary combination product comprised of a pre-filled methotrexate syringe and our Medi-Jet™ self-injection system designed to enable rheumatoid arthritis and psoriasis patients to self-inject methotrexate reliably, comfortably, and conveniently at home. On October 14, 2013, we announced the FDA had approved OTREXUP™ (methotrexate) injection, the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for use in adults with severe active rheumatoid arthritis or children with active polyarticular-course juvenile idiopathic rheumatoid arthritis, and adults with severe recalcitrant psoriasis. Rheumatoid arthritis is a chronic autoimmune disease in which an affected person’s white blood cells (leukocytes) attack the synovial tissues surrounding the joints, resulting in pain, stiffness, swelling, joint damage, and loss of function of the joints. According to a study sponsored by the Arthritis Foundation, rheumatoid arthritis affects approximately 1.5 million Americans, which is almost 1% of the U.S. population. The disease onset generally occurs between the ages of 30 to 60 years and is about three times as prevalent among women as among men. According to Symphony Health Solutions, U.S. sales of biologic agents products approved to treat rheumatoid arthritis were approximately $18.2 billion in 2013. Some of these agents are also approved for other indications including plaque psoriasis, Crohn’s disease, ulcerative colitis, juvenile idiopathic, ankylosing spondylitis, and psoriatic arthritis, making it difficult to determine the proportion of sales attributable to use in rheumatoid arthritis.

Methotrexate is the most commonly prescribed disease modifying anti-rheumatic drug (DMARD), used in an estimated 70% of rheumatoid arthritis patients. Methotrexate is started at a low dose, generally 7.5mg given orally, once-a-week, and titrated up for greater therapeutic effect, or until the patient incurs side effects. The maximum oral dose given is generally 20mg to 25mg per week (8 to 10, 2.5mg tablets given in one dose). Studies have reported as many as 30% to 60% of patients experience gastrointestinal side effects with oral methotrexate, preventing further dose escalation or requiring discontinuation in some patients. Also, the extent of oral absorption of methotrexate varies considerably between patients and we have shown in a clinical study plateaus with increasing doses, which may also contribute to insufficient therapeutic response even after dose escalation. Published studies have shown that switching patients from oral to parenteral methotrexate improves absorption and has been associated with improved therapeutic response. Additionally, some studies have shown a lower incidence of gastrointestinal side effects in patients that were switched from oral to parenteral methotrexate.

Other rheumatological conditions for which methotrexate is an approved treatment are polyarticular-course juvenile idiopathic rheumatoid arthritis (JIA), in children who have had an insufficient therapeutic response to, or are intolerant of, an adequate trial of first-line therapy including full dose non-steroidal anti-inflammatory agents (NSAIDs) and in patients with severe, recalcitrant, disabling psoriasis that is not adequately responsive to other forms of therapy after a definite diagnosis has been established, as by biopsy, for example. The recommended dosing schedule for methotrexate in psoriasis is 10 to 25 mg per week until adequate response is achieved. In JIA the recommended dosing range is 10 mg/m2 to 30 mg/m2 given once weekly.

Psoriasis is believed to be an autoimmune disease, characterized by thick patches of inflamed, scaly skin, created by abnormal, rapid, and excessive proliferation of skin cells. The National Psoriasis Foundation has stated that psoriasis is the most prevalent autoimmune disease in the U.S. According to current studies, as many as 7.5 million Americans, or approximately 2.2% of the population suffer from psoriasis, with a higher incidence in Caucasians. And, according to the World Psoriasis Day consortium, 125 million people worldwide, or 2% to 3% of the total population have psoriasis.

JIA is the most common rheumatic disease in childhood with an estimated prevalence between 7 and 400 for every 100,000 children. According to the Arthritis Foundation, JIA affects nearly 300,000 children in the U.S. Most forms of JIA are autoimmune disorders that cause pain, swelling, stiffness, and loss of motion in the joints. It can persist over many years and can also lead to disability and dysfunction in adulthood.

We believe that OTREXUP™ offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug. Many patients who start on oral methotrexate fail to achieve adequate therapeutic results due in part to poor oral absorption or poor tolerability. Published studies have demonstrated that switching to a parenteral route of administration can improve absorption; however, fewer than 10% of patients on methotrexate are being prescribed the injectable form. Instead, patients who fail to achieve adequate response on oral methotrexate are often prescribed a biologic response modifier (biologic). The biologics have been demonstrated to improve the patient’s therapeutic response when added to methotrexate. However, according to Source Healthcare Analytics and published in the December 2012 issue of Consumer Reports, the average retail price for biologics was in excess of $32,000 annually, excluding administrative and other fees that could be incurred. Biologics have shown to have their own limitations including increasing the risk of serious infections and certain malignancies and are not appropriate for all patients. OTREXUP™ could offer physicians and patients a convenient, practical and cost-effective option for administering parenteral methotrexate as an alternative to proceeding directly from oral methotrexate to biologics. Additionally, OTREXUP™ is a self-contained injection device which should minimize accidental contact with methotrexate, a hazardous drug agent.

In an independent marketing survey of rheumatologists commissioned by Antares, the OTREXUP™ product concept was well received with the majority of physicians expressing interest in having the product available as an option for their patients. Physicians surveyed cited the potential advantages of parenteral vs. oral methotrexate and the auto injector system to improve patient acceptance of self-injection, while also assuring dosing accuracy, as specific advantages of prescribing the product.

Vibex® QS T (testosterone)

Vibex® QS T is the Company’s wholly owned, proprietary combination product that consists of testosterone and our next generation Vibex® QS auto injector in development for the treatment of testosterone deficiency or testosterone replacement therapy. The Vibex® QS auto injector is designed specifically to provide a fast injection of highly-viscous fluids such as testosterone in oil.

The U.S. testosterone replacement therapy (TRT) market in 2013 was approximately $2.8 billion according to a Symphony Health Solutions report, and grew 17% vs. 2012. According to a Global Industry Analysts report, the market is projected to be $5.0 billion by 2017. There is significant competition with the TRT market between many pharmaceutical companies including Abbvie (formerly Abbott), Lilly, Endo, Pfizer, Actavis, Auxilium, Sandoz, Mylan, Bedford Labs, and Teva.

According to the Urology Care Foundation, low serum testosterone, also known as hypogonadism or Andropause, affects roughly 39% of men over the age of 45. The prevalence of low testosterone increases with age. Researchers have found that the incidence of low testosterone increases from approximately 20% of men over 60, to 30% of men over 70 and 50% of men over 80 years of age. Forbes.com estimates 13 million men in the U.S. suffer from lower than average testosterone. Symptoms and health risks associated with low testosterone include reduced libido, compromised sexual function, loss of bone density, reduced muscle mass, lethargy, mood disorders, impaired cognition, and cardiovascular disease. Several factors, including low awareness, embarrassment and stigma associated with low testosterone are believed to contribute to the relatively low diagnosis and treatment levels.

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

Topical formulations such as Androgel, Testim, Fortesta, Axiron, dermal patches and buccal delivery are the most frequently prescribed versions of TRT, accounting for nearly 70% of prescriptions according to Symphony Health Solutions. Injectable testosterone formulations including implantable pellets account for nearly 30% of prescriptions.

Not all men are able to adequately absorb the gel formulations or otherwise find them unacceptable for reasons including risks of transferring the gel to spouses or children or dissatisfaction with the application process. Injectable testosterone is an option for men who prefer to avoid gels or have inadequate response. The injections are usually given deep into the muscle tissue of the buttocks with large bore needles (typically 19 gauge needles). Injection testosterone is an esterified formulation in oil which is absorbed slowly from the muscle tissue, producing a sustained increase in serum testosterone over time, requiring repeated injections typically administered in the physician’s office every two to four weeks. The higher doses given to facilitate less frequent injections are sometimes associated with supra-physiologic levels. Such high levels may lead to polycythemia, a proliferation of red blood cells, which places the patient at increased risk of thrombus or clot formation leading to strokes, heart attacks, pulmonary embolism, and possibly death. Excessive variability between peak testosterone levels occurring shortly after the injection to the lowest levels immediately preceding a dose are also associated with mood swings. For these reasons the Company is developing Vibex® QS T as a once-weekly subcutaneous injectable testosterone product that could be conveniently self-administered at potentially lower dosages given more frequently than is generally practical with repeated visits to the physician’s office. The Vibex® QS T utilizes a small 27 gauge needle for patient comfort.

Tjet® / Zomajet® (hGH)

Tjet® / Zomajet® is our needle-free auto injector offered by Teva and Ferring, respectively, to patients who use their brands of hGH. It is designed to deliver hGH treatment to children without the use of a needle.

According to Symphony Health Solutions, hGH sales in the U.S. were $1.0 billion in 2013. There is significant competition within the hGH market between major pharmaceutical companies such as Lilly, Roche, Pfizer, NovoNordisk, Sandoz, Teva and Merck Serono among others. We believe that product attributes, including patient comfort and ease-of-use, play a key role, along with price and promotion, in determining performance in the market. Our pharmaceutical partner in Europe, Ferring, has an established branded product in the hGH market using our needle-free injector, marketed as the Zomajet® 2 Vision for their 4 mg formulation and Zomajet® Vision X for their 10 mg formulation. Teva entered the hGH market without the benefit of an injection device and initially struggled to gain market share. Since the launch of the Tjet® needle-free device in late 2009, gross sales of Teva’s hGH Tev-Tropin® continue to increase year over year. This trend supports the notion that devices can increase patient use of a partner’s brand of drug due to the benefits of a device. Teva’s net sales of Tev-Tropin® are stable, but continue to be subject to high discounts and rebates due to a very competitive market. We sell the Tjet® and Zomajet® devices along with disposables to our partners as well as receive a royalty on net sales of the hGH product.

Vibex® with Epinephrine

We have a license agreement with Teva for our Vibex® system which we have designed for a product containing epinephrine and have scaled up the commercial tooling and molds for this product. We are awaiting FDA approval of the product as a generic substitute of Pfizer’s branded product, EpiPen®, which is distributed by Mylan, Inc.

The EpiPen® is the global market leader in the epinephrine auto injector market. In the U.S., according to Symphony Health Solutions, sales of epinephrine injection products were approximately $1.0 billion in 2013 with the EpiPen® accounting for 91% of the total. Mylan, Inc. reported that EpiPen® has a 90% world market share in the U.S. and worldwide. Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis.

Vibex® with Sumatriptan

We have a license agreement with Teva for our Vibex® system which we have designed for a product containing sumatriptan and are in the process of scaling up the commercial tooling and molds for this product. We are awaiting FDA approval of the product as a generic substitute of GlaxoSmithKline’s branded product, Imitrex® STATdose Pen®. In the U.S., according to Symphony Health solutions, sales of migraine products were about $2.4 billion in 2013. Oral drugs accounted for $2.0 billion of the total. Injectable and nasal products accounted for about $440 million.

According to a survey commissioned by the National Headache Foundation migraines affect nearly 37 million Americans. Migraine headaches are often characterized by a headache of moderate or severe intensity, nausea (the most common characteristic), one-sided and/or pulsating quality, aggravated by routine physical activity, duration of hours to 2-3 days; and an attack frequency anywhere between once a year and once a week. Healthcare professionals frequently prescribe triptans to stop migraine attacks , such as GSK’s Imitrex (sumatriptan) and Amerge (naratriptan); Pfizer’s Relpax (eletriptan), Merck’s Maxalt (rizatriptan), Impax Laboratories’ Zomig (zolmitriptan), Janssen Pharmaceuticals’ Axert (almotriptan), and Endo Pharmaceuticals’ Frova (frovatriptan) to relieve acute symptoms of a migraine attack (Medco claims database study).

The majority of patients who use triptans take oral tablets. While the oral triptans have benefited many migraine sufferers, they are most consistently effective when taken at a relatively early stage in the migraine attack. None is as effective – and as rapid-acting as injectable sumatriptan in treating a migraine headache that has reached the moderate to severe level of intensity. About 9% of triptan prescriptions are for injectable triptans. Sumatriptan is the only injectable triptan approved for use in the U.S. Several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex StatDose), Pfizer (Alsuma) Zogenix (Sumavel DosePro), and Sun Pharma (generic sumatriptan autoinjector) and recently Dr. Reddy’s Laboratories (generic sumatriptan autoinjector). Two companies, Par and Sandoz, market authorized generic versions of GSK’s Imitrex STATdose. At least three companies, including Bedford Labs, Teva, and Fresenius Kabi have FDA approval to market injection sumatriptan in prefilled syringes, although we are not aware of any that presently market this product configuration. Additionally, several generics manufacturers offer injectable sumatriptan in vials.

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

THERAPEUTIC MARKET OPPORTUNITIES FOR TRANSDERMAL GEL PRODUCTS

Oxybutynin Gel 3%

Our topical oxybutynin gel 3% product for the treatment of OAB was approved by the FDA in December 2011. According to Symphony Health Solutions, the U.S. OAB market value was about $1.4 billion, based on over 9.7 million prescriptions written in 2013. OAB is a condition marked by urinary urgency, which is a sudden need to urinate that can happen at any time whether or not the bladder is full. OAB is typically caused when the smooth muscle of the bladder undergoes involuntary contractions and may result in uncontrolled leakage. OAB is defined as urgency, with or without incontinence and usually includes increased urinary voiding frequency and nocturia (waking up one or more times during the night to urinate). According to published reports it is estimated that more than 30 million Americans have OAB, and while it can happen at any age is more prevalent among older individuals. Patient acceptance of older incontinence drugs, such as oral oxybutynin, is hindered by anticholinergic side-effects including moderate to severe dry mouth, constipation and somnolence. A goal of transdermal delivery is to minimize these common anticholinergic side effects.

In July 2011 we licensed our oxybutynin gel 3% product to Actavis for commercialization in the U.S. and Canada and in January 2012 we licensed this product to Daewoong Pharmaceuticals for commercialization, once approved in South Korea. The product was approved by the FDA in December 2011 and in April 2012 we announced, with Actavis, the launch of Gelnique 3% in the U.S.

Actavis is currently marketing Gelnique 3% along with Gelnique 10% with a large sales force focused on urologists. Gelnique has not experienced the patient acceptance originally anticipated and is a small product in this field. We receive royalties on net sales of both Gelnique 3% and Gelnique 10%.

Elestrin®

According to Symphony Health Solutions, the U.S. hormone replacement market, including estrogens, progestogens, and estrogen-progestogen and estrogen-androgen combinations, was $1.7 billion in 2013. According to industry estimates, approximately six million women in the U.S. currently are receiving some form of estrogen or combined estrogen hormone therapy. Elestrin®, which is currently being marketed by Meda as an estrogen replacement gel for the treatment of hot flashes, has been steadily growing month over month but is still a relatively small product in this market. We receive a single digit royalty from Meda on the net end sales of Elestrin®.

Nestragel™ (Contraception)

According to IMS Health, the U.S. contraceptives market in 2013 was $4.9 billion. Oral contraceptives account for the majority of the market with the remainder consisting of hormonal implants and patches, injections and intra-uterine systems. Transdermal contraceptive systems potentially provide women an attractive alternative to the pill by offering convenience and discretion. The Company has a development agreement with the Population Council (an international, nonprofit research organization) to develop a novel hormonal contraceptive comprising a combination of the progestin Nestorone® and a form of estrogen, called 17b-estradiol (E2), which is chemically identical to the naturally occurring estrogen. This combination was chosen because of its potential for offering a superior tolerability and safety profile compared to other commonly used hormonal contraceptives. Nestorone is a novel synthetic progestin that has been shown to be effective at stopping ovulation at a low dose. It is not active when taken orally and is therefore especially appropriate for topical application.

We have a joint development agreement with the Population Council, to develop a contraceptive formulation product containing Nestorone®, by using the Population Council’s patented compound and other proprietary information covering the compound, and our transdermal delivery gel. We are responsible for research and development activities as they relate to the gel and the Population Council will be responsible for clinical trial design development and management. Together, we are looking for a commercial development partner to complete the development of this product.

Technology and Product Platforms

We are leveraging our experience in device technologies to enhance the product performance of established drugs as well as new drugs in development. Our current portfolio includes disposable pressure assisted auto injection systems (Vibex®); disposable pen injection systems and reusable needle-free injection systems.

Disposable (Vibex®) Injectors

A significant challenge beyond discovery of new molecules is how to effectively deliver them by means other than conventional needle and syringe. The majority of these molecules have not, to date, been amenable to oral administration due to a combination of several factors, including breakdown in the gastrointestinal tract, fundamentally poor absorption, or high first pass liver metabolism.

Pressure assisted auto injection is a form of parenteral drug delivery that continues to gain acceptance among the medical and patient community. Encompassing a wide variety of sizes and designs, this technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the subcutaneous tissue. We have designed disposable, pressure assisted auto injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, migraine headaches, acute pain and other undisclosed therapies. Our proprietary Vibex® disposable auto injector systems combine a low-energy, spring-based power source with a shielded needle, which delivers up to 0.5ml of the needed drug solution subcutaneously or intramuscularly.

In order to minimize the anxiety and perceived pain associated with injection-based technologies, the Vibex® system features a triggering collar that shields the needle from view. The patented retracting collar springs back and locks in place as a protective needle guard after the injection, making the device safe for general disposal. In clinical studies, this device has outperformed other delivery methods in terms of completeness of injection and user preference, while limiting pain and bleeding. A summary of the key competitive advantages of the Vibex® system is provided below:

Competitive Advantages of Vibex® Disposable Injectors
• Rapid injection

• Eliminates sharps disposal

• Ease of use in emergencies

• Reduces psychological barriers since the patient never sees the needle

• Reliable subcutaneous or intramuscular injection

• Designed around conventional pre-filled syringes

The primary goal of the Vibex® disposable pressure assisted auto injector is to provide a fast, safe, and time-efficient method of self-injection. This device is designed around conventional single dose pre-filled syringes, which is a primary drug container, offering ease of transition for potential pharmaceutical partners. We have signed two license agreements with Teva for our Vibex® system. One of these agreements is for a product containing epinephrine and the other is for sumatriptan. We also developed the Medi-Jet™ auto injector, based on the Vibex® system, for delivery of methotrexate (OTREXUP™) for treatment of rheumatoid arthritis and psoriasis.

Our latest advancement in our proprietary line of Vibex® auto injectors is the Vibex® QS auto injector system which offers a dose capacity of 1 mL and greater in a compact design. Vibex® QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion. Vibex® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The new design also accommodates fast injection of highly-viscous drug products that stall less-powerful conventional auto injectors. Many self-injectable biological agents currently marketed and in clinical development are formulated to be administered in a 1 mL dose volume and tend to be of higher viscosity than non-biologic injectable products. We are developing Vibex® QS T, based on the Vibex® QS system, for delivery of testosterone as replacement therapy in men who have testosterone deficiency.

Disposable Pen Injector System

Our multi use, disposable pen injector complements our portfolio of single-use pressure assisted auto injector devices. The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges. Our disposable pen injector is designed for chronic conditions such as diabetes, which require daily injection of a product. Depending on dose, our pens can hold up to thirty days of drug dosing. The disposable pen is in the commercial tooling stage of development where equipment and molds are being scaled up for commercial scale production. Although differing from the other pressure assisted injection strategies common to the above portfolio of injection therapy, this device includes a dosing mechanism design that is drawn from our variable dose needle-free technology. We have signed a license agreement with Teva for our pen injector device for two undisclosed products.

Needle-Free Injectors

Needle-free injection combines proven delivery technology for molecules that require parenteral administration with a device that eliminates the part of the injection that patients dislike – the needle. Improving patient comfort through needle-free injection may increase compliance and mitigate the problem of daily injections. Needle-free delivery eliminates the risk of needlestick injuries as well, which occur frequently in institutions in the U.S., and can result in disease transmission to healthcare workers. One of the primary factors influencing development in the category of needle-free injection is the inherent problematic dependence on needles. It is also recognized that greater willingness to accept injection therapy could have a beneficial impact on disease outcomes. However, needle-free devices may be commercially limited due to the high cost of the product and the need for consumable disposables.

Our Marketed Injection Products

OTREXUP™

OTREXUP™ is our proprietary combination product comprised of a pre-filled methotrexate syringe and our Medi-Jet™ self-injection system designed to enable rheumatoid arthritis and psoriasis patients to self-inject methotrexate reliably, comfortably, and conveniently at home. On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 we announced the launch of OTREXUP™. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for use in adults with severe active rheumatoid arthritis or children with active polyarticular-course juvenile idiopathic rheumatoid arthritis, and adults with severe recalcitrant psoriasis. We have worldwide marketing rights for OTREXUP™ and will commercialize OTREXUP™ on our own in the U.S. for the treatment of RA. We have provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis. Commercial sales of OTREXUP™ have recently commenced and success of the product will be dependent on multiple factors including doctor acceptance, third party reimbursement and patient preferences.

Zomajet® / Tjet®

The Zomajet®/Tjet® has been sold for use in more than 30 countries to deliver hGH. The product features a reusable, spring-based power source and disposable needle-free syringe, which acts as the pathway for the injectable drug through the skin and allows for easy viewing of the medication dose prior to injection. The device’s primary advantages are its ease of use and lack of a needle for injection. The product is also reusable, with each device designed to last for approximately 3,000 injections (or approximately two years) while the needle-free syringe is disposable after approximately one week when used by a patient for injecting from multi-dose vials.

The Zomajet®/Tjet® administers injectables by using a spring to push the active ingredient in solution or suspension through a micro-fine opening in the needle-free syringe. The opening is approximately half the diameter of a standard 30-gauge needle. A fine liquid stream then penetrates the skin, and the dose is dispersed into the layer of fatty, subcutaneous tissue. The drug is subsequently distributed throughout the body, successfully producing the desired effect.

We believe this method of administration is a particularly attractive alternative to the needle and syringe for the groups of patients described below:

Patient Candidates for Needle-Free Injection
• Young adults and children

• Patients looking for an alternative to needles

• Patients unable to comply with a prescribed needle program

• Patients transitioning from oral medication

• New patients beginning an injection treatment program • Patients with metal allergies

The Zomajet®/Tjet® is primarily used in the U.S., Europe, Asia, Japan and elsewhere to provide a needle-free means of administering human growth hormone to patients with growth retardation. We typically sell our injection devices to partners in these markets who manufacture and/or market human growth hormone directly. The partners then market our device with their growth hormone. We receive benefits from these agreements in the form of product sales and royalties on sales of their products.

Our Marketed Transdermal Products

Our transdermal gels consist of a hydro-alcoholic base including a combination of permeation enhancers. The gels are designed to be absorbed quickly through the skin after application, which is typically to the arms, shoulders, or abdomen, and release the active ingredient into the blood stream predictably over approximately a 24 hour period of time.

The following is a summary of the products on the market.

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

Elestrin®

Elestrin® is a transdermal estradiol gel for the treatment of moderate-to-severe vasomotor symptoms associated with menopause. We licensed the rights to Elestrin® in the U.S. and other markets to ANI Pharmaceuticals (“ANI”—formerly BioSante Pharmaceuticals) through a license agreement. ANI sublicensed Elestrin® to Azur Pharma International II Limited (“Azur”), who was subsequently acquired by Jazz Pharmaceuticals (“Jazz”). In October 2012 Jazz divested its women’s health business including Elestrin® to Meda, which is currently marketing the product in the U.S. We receive royalties on net sales of Elestrin® from Meda.

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

OTREXUP™ (methotrexate auto injector). Historically, parenteral methotrexate use has been limited in clinical practice for several reasons including the inconvenience of weekly injections by a healthcare professional, and/or the challenges associated with teaching patients with impaired hand function, safe and sterile self-injection techniques. To address these issues, we developed the OTREXUP™ methotrexate system incorporating the easy-to-use, single-use Medi-Jet™ auto injector to optimize the clinical benefit of methotrexate by allowing patients to self-administer parenteral methotrexate conveniently at home and potentially reduce overall healthcare costs. In

December 2012, we filed a New Drug Application (NDA) for OTREXUP™ for the treatment of rheumatoid arthritis (RA), poly-articular-course juvenile RA and psoriasis and in February 2013, the NDA was accepted for filing by the FDA. On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 we announced the launch of OTREXUP™.

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

Vibex® QS and QS T (testosterone). We are developing Vibex® QS T for self-administered weekly injections of testosterone enanthate in a preservative free formulation for clinically hypogonadal men requiring testosterone replacement. The Vibex® QS T injector is based on our Vibex® QS auto injector system which offers a dose capacity of 1 mL and greater in a compact design. Vibex® QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion. Vibex® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The new design also accommodates fast injection of highly-viscous drug products, such as testosterone, that stall less-powerful conventional auto injectors.

On December 5, 2012, we conducted a pre-IND meeting with the FDA as part of preparing to initiate clinical development of Vibex® QS T, establishing an agreed upon clinical path forward. In September 2013, we announced that the first patients were dosed in a clinical study evaluating the pharmacokinetic profile (“PK”) of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the VIBEX® QS T auto injector device in hypogonadal adult males. The study enrolled 39 patients at nine investigative sites in the United States. We announced our top line results of this study in a press release on February 20, 2014. The results are considered positive in that Vibex® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients. We intend to begin a Phase 3 clinical study in 2014 to validate our results in a larger group of hypogonadal men over an extended period of at-home weekly dosing.

In addition to collecting PK, efficacy and safety information, the phase 3 study will also collect Actual Human Use experience with the device from the approximately 200 hypogonadal male patients that will receive Vibex® QS T for home use. The study will assess the safe usability of Vibex® QS T for self-administration following standardized training by site personnel and review of written instructions. Additional assessments will include reliability, ease of use, robustness of Vibex® QS T, as well as an evaluation of the effectiveness of the patient education tools, including written instructions for use.

We have also recently initiated feasibility studies with potential partners for delivery of their viscous drug products using our Vibex® QS auto injector.

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

Device Development Projects. We, along with our pharmaceutical partner Teva, are engaged in research and development activities related to our Vibex® disposable pressure assisted auto injectors and our disposable pen injectors. We have signed license agreements with Teva for our Vibex® system for a product containing epinephrine and for a product containing sumatriptan as well as for our pen injector device for two undisclosed products. Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes. The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges. The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, performance of clinical studies, and development of commercial tooling and assembly. The following is a summary of the development stage for the four products in development with Teva.

Vibex® with Epinephrine

We have designed the Vibex® for a product containing epinephrine and have scaled up the commercial tooling and molds for this product. During 2013, 2012 and 2011, we received approximately $1,600,000, $850,000 and $1,000,000, respectively, from Teva for this tooling as well as other development work for this program. In 2013, we made initial sales to Teva of pre-launch quantities of this product totaling $6,204,000. From a regulatory standpoint Teva filed this product as an abbreviated new drug application (“ANDA”), and the FDA accepted the filing as such. Currently, Teva is conducting its own development work on the drug product (epinephrine). An amendment to the ANDA is expected to be filed with the FDA in 2014 and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on Teva and the FDA.

Vibex® with Sumatriptan

We had designed the Vibex® for a product containing sumatriptan and had completed the majority of the commercial tooling and molds for the product. From a regulatory standpoint Teva filed the product as an ANDA and the FDA rejected the filing as such. The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA. We redesigned the device to address the FDA’s concern of device similarity and submitted the new device to the FDA. The FDA reactivated the ANDA file in 2010, and since that time we have been conducting user studies and scaling up commercial tooling and molds for the newly designed device. In the fourth quarter of 2013 we received a complete response letter from the FDA with additional items to be addressed in our filing. We plan on submitting this new data in the first half of 2014 and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA.

Disposable pen injector #1

We previously provided clinical supplies for the first pen injector product to Teva. From a regulatory standpoint Teva has conducted a bioequivalence study for the product and determined the appropriate regulatory pathway is a 505(b)(2). The FDA has requested additional clinical work be conducted in support of the filing. Teva decided to redesign the pen injector for this product and we completed the process of making significant design modifications. Teva is developing this product for both Europe and the U.S. with the European clinical/regulatory team leading the development. Drug development and delivery of devices for a drug stability program to support a regulatory filing is anticipated to be completed during 2014.

Disposable pen injector #2

We have designed and produced prototype pen injectors for the second pen injector product. Teva believes the regulatory pathway for this product is an ANDA pathway. Teva has initiated drug stability and completed the device development program and filed an ANDA with the FDA in the second half of 2013. There is also a concurrent development program which was initiated in 2011 for this product in Europe. If the drug stability and ANDA filing are successful, full commercial development of the device molds, tooling and automation equipment will need to be completed during the regulatory review process.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva. We expect development related to the Teva products to continue in 2014, but the timing and extent of near-term future development will be dependent on decisions made by Teva.

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

We are responsible for U.S. device manufacturing in compliance with current Quality System Regulations (“QSR”) established by the FDA and by the centralized European regulatory authority (Medical Device Directive). Injector and disposable parts are manufactured by third-party suppliers. Assembly and packaging of all of our products, including our needle-free device for all of our partners and OTREXUP™, is performed by third-party suppliers under our direction. Product release is performed by us. We operate under a manufacturing agreement with Minnesota Rubber and Plastics (“MRP”), a contract manufacturing company, who manufactures and assembles our needle-free devices and certain related disposable component parts for our partners Teva, Ferring and JCR. We have contracted with Phillips-Medisize Corporation, an international outsource provider of design and manufacturing services, to produce clinical and commercial quantities of our Vibex® QS T auto injector device and our pen injector device for an undisclosed Teva product. We have contracted with Nypro Inc. (“Nypro”), an international manufacturing development company to supply commercial quantities of our Vibex® pressure assisted auto injector device in compliance with FDA QSR regulations for our OTREXUP™ and Vibex® epinephrine products. We have contracted with Uman Pharma (Montreal, Canada) to supply commercial quantities of methotrexate pre-filled syringes for the U.S and Canadian markets for OTREXUP™. We have contracted with Sharp Corporation (“Sharp”), an international contract packaging company, to assemble and package OTREXUP™. We are currently working on qualifying a backup supplier for the pre-filled syringes of methotrexate, an additional supplier of the raw material of methotrexate and currently have an additional approved site for the naked pre-filled syringes. All of our pharmaceutical manufacturing and packaging suppliers are subject to compliance with Current Good Manufacturing Practices (“cGMP”).

Distribution

In connection with the launch of OTREXUP™ we have contracted with a third-party logistics provider, Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services), for key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management. In addition, we will utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.

Trade

In connection with the launch of OTREXUP™ we have contracted with numerous wholesale distributors such as McKesson, Cardinal and Amerisource Bergen to distribute our OTREXUP™ product to the retail pharmacies as well as the Veterans Administration (VA) and other governmental agencies. In addition to shipping our product, the major distributors will provide inventory and sales reports as well as other services. In exchange for these services we pay fees to certain distributors based on a percentage of wholesale acquisition cost (WAC).

Third Party Reimbursement and Pricing

In both U.S. and foreign markets, our ability to commercialize OTREXUP™ successfully depends in significant part on the availability of adequate coverage and reimbursement from third-party payers, including, in the U.S., government payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third-party payers are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. This is especially true in markets where generic options exist. Third-party payers may use tiered reimbursement which may adversely affect demand for OTREXUP™ by placing it in a more expensive patient co-payment tier. We cannot be certain that OTREXUP™ will successfully be placed on the list of drugs covered by particular health plan formularies. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If OTREXUP™ is not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients, thereby diminishing the potential market for OTREXUP™.

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

Sales and Marketing

OTREXUP™

On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 we announced the launch of OTREXUP™. We have worldwide marketing rights for OTREXUP™ and will commercialize OTREXUP™ on our own in the U.S. for the treatment of RA. We have been building an internal sales and marketing organization, and have entered into agreements with a contract sales organization and other vendors for commercialization services such as third party contracting and distribution. We have a contracted field force comprised initially of approximately 25 sales representatives and three district managers to market the product in the U.S. to key rheumatology specialists. We have also contracted for six medical science liaisons who interface with the physician on a scientific level. We have provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis. We intend to enter into licensing or additional distribution arrangements for commercialization of our products outside the U.S. As part of our longer-term strategy, we anticipate we will further develop our product candidates and selectively license or acquire additional products and/or late stage product candidates that are synergistic with our commercial strategy.

Partnered Products

During 2013, 2012 and 2011, international revenue accounted for approximately 20%, 25% and 38%, respectively, of total revenue. Europe accounted for 94%, 88% and 93% of international revenue in 2013, 2012 and 2011, respectively, with the remainder coming primarily from Asia. Teva accounted for 66%, 33% and 50% of our worldwide revenues in 2013, 2012 and 2011, respectively, Ferring accounted for 19%, 22% and 35% of our worldwide revenues in 2013, 2012 and 2011, respectively, and Actavis accounted for 7% and 30% of our worldwide revenues in 2013 and 2012, respectively. Revenue from Teva and Ferring resulted from sales of injection devices and disposable components for their hGH formulations, and related royalties. Revenue from Teva also included development and product revenue related to license agreements with Teva for our Vibex® system and for our pen injector device. Revenue from Actavis in 2013 resulted from Gelnique 3% product sales and royalties, and in 2012 resulted from Gelnique 3% product sales, manufacturing start-up and other development activities, royalties and a milestone payment that was recognized in 2012. Product sales to Actavis ended in the first quarter of 2013, as Actavis assumed all manufacturing of Gelnique 3% in 2013 as contracted.

See Results of Operations – Revenues in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – for a discussion of our products and services revenues and Note 10 to the Consolidated Financial Statements for revenues by geographic area.

Collaborative Arrangements and License Agreements

The following table describes existing pharmaceutical and device relationships and license agreements:

Partner	Drug	Market Segment	Product
Ferring	hGH (Zomacton®) (4mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® 2 Vision

Ferring	hGH (Zomacton®) (10 mg formulation)	Growth Retardation (U.S., Europe, Asia & Pacific)	Needle Free Zomajet® Vision X

Teva	hGH (Tev-Tropin®) 5mg	Growth Retardation (United States)	Needle Free Tjet®

JCR	hGH	Growth Retardation (Japan)	Needle Free Twin-Jector® EZ II

Teva	Epinephrine	Anaphylaxis (U.S. and Canada)	Vibex® Auto Injector

Teva	Sumatriptan	Migraines (U.S. and Canada)	Vibex® Auto Injector

Teva	Undisclosed Product #1	Undisclosed (North America, Europe & others)	Pen Injector

Teva	Undisclosed Product #2	Undisclosed (North America, Europe & others)	Pen Injector

Actavis	Oxybutynin	U.S. and Canada	Gelnique 3%

Daewoong	Oxybutynin	South Korea	Oxybutynin Gel 3%

Meda	Estradiol	Hormone replacement therapy (North America, other countries)	Elestrin® Gel

Pfizer	Undisclosed	Consumer Health	Undisclosed

Population Council	Nestorone®/Estradiol	Contraception (Worldwide)	Nestragel™

Ferring	Undisclosed	Undisclosed (Worldwide)	Transdermal Gel

LEO Pharma	Methotrexate	Dermatology (U.S.)	OTREXUP™

The table above summarizes agreements under which our partners are selling products, conducting clinical evaluation, and performing development of our products. For competitive reasons, our partners may not divulge their name, the product name or the exact stage of clinical development.

In June 2000, we granted an exclusive license to ANI to develop and commercialize four of our gel technology products for use in hormone replacement therapy in North America and other countries. ANI paid us an upfront payment upon execution of the agreement and is also required to make royalty payments once commercial sales of the products have begun. The royalty payments are based on a percentage of sales of the products and must be paid for a period of 10 years following the first commercial sale of the products, or when the last patent for the products expires, whichever is later. The agreement also provides for milestone payments to us upon the occurrence of certain events related to regulatory filings and approvals. In November 2006, ANI entered into a sublicense and marketing agreement with Bradley Pharmaceuticals, Inc. (“Bradley”) for Elestrin®. In December 2006, the FDA approved Elestrin® for marketing in the United States. Bradley was acquired by Nycomed Inc. in February 2008 and returned Elestrin® to ANI. In December 2008, Elestrin® was sublicensed to Azur and subsequently relaunched in 2009. In January 2012, Azur was acquired by Jazz. In October 2012, Jazz’ women’s health business, including Elestrin®, was acquired by Meda. We receive royalties on sales of Elestrin® as well as potential sales-based milestone payments. Currently we expect that Elestrin® will be the only product developed under this license agreement.

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

In July 2006, we entered into a joint development agreement with the Population Council, an international, non-profit research organization, to develop contraceptive formulation products containing Nestorone®, by using the Population Council’s patented compound and other proprietary information covering the compound, and our transdermal delivery gel. Under the terms of the joint development agreement, we are responsible for research and development activities as they relate to the gel. The Population Council will be responsible for clinical trial design development and management. Together, we are looking for a worldwide or regional commercial development partner to complete the clinical program for this potential product. The term of the agreement is perpetual unless mutually terminated.

In September 2006, we entered into a Supply Agreement with Teva. Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us for hGH marketed in the United States. We received an upfront cash payment and have received milestone fees and royalty payments on Teva’s net sales of hGH, as well as a purchase price for each device sold. The original term of this agreement extended through September 2013. In May 2013 the agreement was amended to provide for one year automatic renewals unless terminated by either party six months ahead of the expiring term.

In December 2007, we entered into a license, development and supply agreement with Teva under which we will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products. Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances. In January 2011, this agreement was amended to provide payments to us for capital equipment and other development work. In 2013, 2012 and 2011, statements of work in connection with continued development of these two products were agreed upon, providing additional payments to us. This agreement will continue until the later of December 2017 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval, and will be automatically renewed for successive periods of two years each.

In November 2009 we entered into a license agreement with Ferring under which we licensed certain of our patents and agreed to transfer know-how for our transdermal gel technology for certain pharmaceutical products. Under this agreement, we received an upfront payment, milestone payments and will receive additional milestone payments as certain defined product development milestones are achieved. The agreement is effective until the last to expire patent.

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

In November 2013, we entered into a promotion and license agreement with LEO Pharma. Under this agreement we granted LEO Pharma the exclusive right to promote OTREXUP™ to dermatologists for symptomatic control of severe recalcitrant psoriasis in adults in the U.S. LEO Pharma is responsible for promotion and marketing activities in dermatology and we are responsible for the supply of OTREXUP™ product and samples. We received from LEO Pharma a non-refundable upfront payment of $5.0 million and received a second milestone payment of $5.0 million upon launch of the product and meeting other performance obligations in March 2014. Additionally, we may receive a $10.0 million milestone payment upon realizing a defined level of net sales in a calendar year. The Company will pay LEO Pharma a percentage of net sales generated in dermatology as evidenced by psoriasis prescriptions.

Competition

Competition in the methotrexate market includes tablets and parenteral forms that are currently marketed in the U.S. by several generic manufacturers, including Teva, Mylan, Roxane, Bedford Labs, APP Pharmaceuticals, and Hospira. In several European countries, Canada, and South Korea, Medac International or its licensees market methotrexate in prefilled syringes (Metoject®) and in 2013 launched an auto injector with methotrexate in those territories. On January 27, 2014, Medac Pharma Inc. (“Medac Pharma”), a privately held pharmaceutical company, announced FDA acceptance of a New Drug Application for their lead product candidate MPI-2505, a subcutaneous injectable methotrexate in a ready-to-use injection device for potential use in the treatment of rheumatoid arthritis, poly-articular course juvenile arthritis and psoriasis. If approved, Medac Pharma is targeting the potential commercialization of this product candidate in late 2014. Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, so-called disease modifying anti-rheumatic drugs (DMARDs) and biologic response modifiers. In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®). The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate. Because biologics work by suppressing the immune system, they could be problematic for patients who are potentially prone to frequent infection.

Competition in the U.S. testosterone replacement market includes Abbvie’s Androgel® and Androgel® 1.62%, Lilly’s Axiron®, Endo Pharmaceuticals’ Fortesta® and Delatestryl®, Pfizer’s Depo®-Testosterone, Actavis’ Androderm®, Auxillium’s Testim®, Actient’s Striant® and Testopel® and several generic testosterone in oil products sold by Actavis, Sandoz, Mylan, Bedford Labs, Teva and others. In addition, at least two additional treatments for low testosterone levels are in development. Clarus Therapeutics is developing an oral formulation of testosterone undecanoate, CLR-610, announcing positive Phase III clinical study results in September 2012. Trimel Pharmaceuticals is developing an intra-nasal testosterone formulation, CompleoTRT™, submitting an NDA with the FDA in April 2013 that now has a PDUFA date recently extended to May 28, 2014. Endo Pharmaceuticals has recently received U.S. FDA approval of testosterone undecanoate injection, Aveed™. Endo Pharmaceuticals licensed testosterone undecanoate injection from Bayer, which markets the product as Nebido® in Europe and elsewhere. Endo Pharmaceuticals has not yet launched this product.

Competition in the U.S. OAB market includes Pfizer’s Detrol® LA (tolterodine extended release capsules), Janssen Pharmaceutical’s Ditropan® XL (oxybutynin extended release tablets) and generic forms of oxybutynin tablets, GSK/Astellas’ Vesicare® (sofenicin tablets) (17%), Warner Chilcott’s Enablex® (darifenacin extended release tablets), Pfizer’s Toviaz® (fesoteridine tablets), Allergan’s Sanctura XR® (tropsium extended release capsules), Astellas Pharma’s Myrbetriq® (mirabegron extended release tablets), Actavis’ transdermal oxybutynin patch Oxytrol® and Allergan’s Botox® (onabotulinumtoxinA).

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

In March 2010, Congress passed the “Biologics Price Competition and Innovation Act” as part of the “Patient Protection and Affordable Care Act.” This legislation creates a pathway for regulatory approval, authorizing the FDA to establish criteria for review and approval of “biosimilar” and “interchangeable” biological products that are similar to the innovator biologic after patent and exclusivity expiration of the innovator product. The approval of biosimilar products is intended to reduce the cost of biological products by increasing competition just as the Hatch-Waxman legislation did by creating an abbreviated pathway for approval of generic drugs. In order to differentiate between different versions of similar biologic agents, novel patented delivery systems are becoming more important to extend product proprietary position as well as secure patient preference.

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

Recently a trend has emerged where companies are now focusing on “branded generics” wherein an established drug is coupled with a device technology in order to improve the drug utility to the patient or improve the ease of use of an injectable drug. This concept is the basis of our OTREXUP™ and Vibex® QS T products and potentially provides the pharmaceutical company a high value branded product.

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

Proprietary Rights

When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks. We currently hold numerous patents and numerous additional patent applications pending in the U.S. and other countries. Our patents have expiration dates ranging from 2015 to 2031. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technologies.

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

Government Regulation

Any potential products discovered, developed and manufactured by us or our collaborative partners must comply with comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing operations, quality, labeling, distribution, marketing, export, storage, record keeping, event reporting, advertising and promotion of pharmaceutical products and medical devices. Facilities and certain company records are also subject to inspections by the FDA and comparable authorities or their representatives. The FDA has broad discretion in enforcing the Federal Food, Drug and Cosmetic Act (“FD&C Act”) and the regulations thereunder, and noncompliance can result in a variety of regulatory enforcement actions ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, manufacturing shut downs, quarantines, injunctive actions and civil or criminal actions or penalties.

Drug Approval Process

Pharmaceutical based products or drug delivery technologies indicated for the treatment of systemic or local treatments respectively are regulated by the FDA in the U.S. and other similar regulatory agencies in other countries as drug products. Drug delivery based products are considered to be controlled release dosage forms and may not be marketed in the U.S. until they have been demonstrated to be safe and effective. The regulatory approval routes for products include the filing of an NDA for new drugs, new indications of approved drugs or new dosage forms of approved drugs. Alternatively, these dosage forms can obtain marketing approval as a filing under Section 505(b)(2) of the FD&C Act where there is an acceptable reference or as a generic product by the filing of an ANDA, providing the new generic product is bioequivalent to and has the same labeling as a comparable approved product. The combination of the drug, its dosage form and label claims, and differences, if any, from the reference product and FDA requirements will ultimately determine which regulatory approval route will be required.

The process required by the FDA before a new drug (pharmaceutical product) or a new route of administration of a pharmaceutical product may be approved for marketing in the United States generally involves:

•	pre-clinical laboratory and animal tests;

•	submission to the FDA of an IND application, which must be in effect before clinical trials may begin;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication(s);

•	FDA compliance inspection and/or clearance of all manufacturers and facilities;

•	submission to the FDA of an NDA; and

•	FDA review of the NDA or product license application in order to determine, among other things, whether the drug is safe and effective for its intended uses.

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

Pivotal or Phase III adequate and well-controlled trials are undertaken in order to evaluate efficacy and safety in a comprehensive fashion within an expanded patient population for the purpose of registering the new drug. The FDA may suspend or terminate clinical trials at any point in this process if it concludes that patients are being exposed to an unacceptable health risk or if they decide it is unethical to continue the study. Results of pre-clinical and clinical trials must be summarized in comprehensive reports for the FDA. In addition, the results of Phase III studies are subject to rigorous statistical analyses. This data may be presented in accordance with the guidelines for the International Committee of Harmonization that can facilitate registration in the United States, the EU and Japan.

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

An sNDA is a submission to an existing NDA that provides for changes to the NDA and therefore requires FDA approval. Changes to the NDA that require FDA approval relate to the active ingredients, the drug product and/or the labeling, or significant manufacturing changes. A supplement is required to fully describe the change.

Both before and after market approval is obtained, a product, its manufacturer and the holder of the NDA for the product, are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

FDA approval is required before a generic drug equivalent can be marketed. We seek approval for such products by submitting an ANDA or 505(b)(2) to the FDA. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability and/or bioequivalence studies. “Bioavailability” indicates the extent of absorption of a drug product in the blood stream. “Bioequivalence” indicates that the active drug substance that is the subject of the ANDA submission is equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

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

Before approving a product, either through the NDA or ANDA route, the FDA also requires that our procedures and operations or those of our contracted manufacturer conform to cGMP regulations, relating to good manufacturing practices as defined in the U.S. Code of Federal Regulations. We and our contracted manufacturer must follow the cGMP regulations at all times during the manufacture of our products. We will continue to spend significant time, money and effort in the areas of production and quality testing to help ensure full compliance with cGMP regulations and continued marketing of our products now or in the future. New track and trace requirements will also become effective in January 2015, and will require new systems to track the distribution of drug products.

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

Our products, such as OTREXUP™, or products marketed by our partners, such as Gelnique 3%™ (oxybutynin gel 3%) and Elestrin®, as well as our products being developed by our partners such as Nestragel™ and the undisclosed Pfizer product are subject to the above regulations. Device combination products developed by us, such as OTREXUP™ or Vibex® QS T, and being developed by our partner Teva are subject to the NDA, ANDA, sNDA, sANDA and 505(b)(2) regulations cited above, as well as the device approval process below.

Device Approval Process

Drug delivery systems such as our injectors can also be evaluated as part of the drug approval process such as an NDA, sNDA, ANDA, 505(b)(2) or a Biologic Product License Application (“BLA”). Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities. The device specific information is filed with FDA as part of the drug approval submission or it may be filed separately in the form of a device master file (“MAF”). In most cases, the device specific information may need to be filed as part of the drug approval submission, and in those cases we will seek agreement from the Agency for review of the device portion of the submission by the Center for Devices and Radiological Health (“CDRH”) under the medical device provisions of the law.

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

The FDA’s Medical Device Reporting regulation requires companies to provide information to the FDA on the occurrence of any death or serious injuries alleged to have been associated with the use of their products, as well as any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA also requires reporting of recalls and other field actions taken to reduce a risk to health or to remedy a violation caused by a device that may present a risk to health. In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with these regulations, it could institute proceedings to detain or seize company products, issue a recall, seek injunctive relief or assess civil and criminal penalties against the company or its executive officers, directors or employees.

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

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 4, 2014, we had 60 full-time employees. Of the 60 employees, 38 are primarily involved in research, development and manufacturing activities, 9 are primarily involved in commercialization, with the remainder engaged in executive and administrative capacities. Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

We incurred net losses of $20,506,776 and $11,427,450 in the fiscal years ended 2013 and 2012, respectively. In addition, we have accumulated aggregate net losses from the inception of business through December 31, 2013 of $173,295,941. The costs for research and product development of our product candidates and drug delivery technologies along with marketing and selling expenses and general and administrative expenses have been the principal causes of our losses. We may not ever become profitable and if we do not become profitable your investment would be harmed.

We may need additional capital in the future in order to continue our operations.

In the fourth quarter of 2012, we sold 14,259,868 shares of common stock at a price of $4.00 per share in a public offering. The sale of common stock resulted in net proceeds of $53,328,188 after deducting offering expenses of $3,711,284. In addition, we received proceeds from warrant and stock option exercises of $2,326,838 and $11,579,413 in 2013 and 2012, respectively. If in the future we do not turn profitable or generate cash from operations and additional capital is needed to support operations, economic and market conditions may make it difficult to raise additional funds through debt or equity financings.

At December 31, 2013 we had cash and investments of $69,089,710. The combination of our current cash and investments balance and projected product sales, product development, license revenues, milestone payments and royalties should provide us with sufficient funds to support operations. However, if funds are not sufficient to support operations, we may need to pursue a financing or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire. If we are unable to obtain such financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future. To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs. To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully sell OTREXUP™;

•	our ability to successfully develop our own product candidates such as Vibex® QS T;

•	the success of our partners in selling our products;

•	our ability to successfully sell future products if we choose not to partner the product;

•	our ability to manufacture products efficiently, at the appropriate commercial scale, and with the required quality;

•	timing of our partners’ development, regulatory and commercialization plans;

•	the demand for our technologies from current and future pharmaceutical partners;

•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;

•	the level of product competition and of price competition;

•	patient acceptance of our current and future products;

•	our ability to obtain reimbursement for our products from third party payers;

•	our ability to develop additional commercial applications for our products;

•	our ability to obtain regulatory approvals;

•	our ability to attract the right personnel to execute our plans;

•	our ability to develop, maintain or acquire patent positions;

•	our ability to control costs; and

•	general economic conditions.

We have recently launched OTREXUP™ and as a company we have limited marketing and internal sales capabilities.

We have recently commercially launched OTREXUP™. Although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing pharmaceutical products on our own. In order to commercialize OTREXUP™, we have been building our sales, marketing, distribution, managerial and other non-technical capabilities and have made arrangements with third parties to perform these services when needed. We have engaged a third party contract sales organization, Quintiles, to commercialize OTREXUP™ for RA in the U.S. and have provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis. To the extent we are relying on third parties to commercialize OTREXUP™, we may receive less revenues or incur more expenses than if we had commercialized OTREXUP™ ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of OTREXUP™ through our sales, marketing and commercialization efforts, or if our partner fails to successfully commercialize OTREXUP™, then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in establishing the necessary commercial infrastructure, including managed care, medical affairs and pharmacovigilance teams. The establishment and development of commercialization capabilities to market OTREXUP™ has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other pharmaceutical companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell OTREXUP™ may be adversely affected.

Commercialization of OTREXUP™ will require significant resources and if we do not achieve the sales expected we may lose the substantial investment made in OTREXUP™.

We have made and are continuing to make substantial expenditures commercializing OTREXUP™. We are devoting substantial resources to building our manufacturing and assembly equipment for OTREXUP™ as well as continued investment in commercial supply inventories of OTREXUP™ to support commercialization. We have and expect to continue to devote substantial resources to establish and maintain a marketing capability for OTREXUP™. These costs have increased as we have recently launched OTREXUP™. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels of OTREXUP™ that we expect, we may be unable to recover the large investment we have made in research, development, manufacturing, inventory and marketing efforts, and our business and financial condition could be materially adversely affected.

Our commercialization partner, LEO Pharma, may not successfully commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.

We have provided LEO Pharma (LEO) an exclusive license to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis. LEO is solely responsible for all promotional and marketing activities related to OTREXUP™ for psoriasis. If LEO fails to adequately market and promote OTREXUP™ or is unsuccessful in their efforts, we may receive less revenue than we desire or may receive less than if we had commercialized the product ourselves. We may disagree with LEO as to sales and marketing tactics or the manner in which LEO is positioning OTREXUP™. A breach by either party, or disagreement with LEO, may lead to termination of the agreement, which could have a material adverse effect on our sales level of OTREXUP™.

We will rely on third parties to perform many necessary services for OTREXUP™, including services related to the distribution, invoicing, storage and transportation of our products.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we will rely on Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services) to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our finished goods inventory is stored at a single warehouse maintained by the service provider. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If we do not develop and maintain relationships with manufacturers of our drug products or candidates, then we may be unable to successfully manufacture and sell our pharmaceutical products.

We do not possess the facilities to manufacture commercial quantities of our drug/device combination product, OTREXUP™, or any other of our products or product candidates. We must contract with manufacturers to produce products according to government regulations. Our future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers. A limited number of manufacturers exist which are capable of manufacturing our product candidates. We may fail to contract with the necessary manufacturers or we may contract with manufactures on terms that may not be favorable to us. Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process. Additionally, use of contract manufacturers exposes us to risks in the manufacturer’s business such as their potential inability to perform from a technical, operational or financial standpoint.

We have entered into multiple commercial supply agreements with third-party manufacturers, including, without limitation:

•	the supply of the methotrexate drug substance;

•	the manufacture of prefillable syringes;

•	the production of the methotrexate drug substance in pre-filled syringes;

•	the manufacture and partial assembly of Medi-Jet auto injectors; and

•	the final assembly and packaging of OTREXUP™ in Medi-Jet auto injectors.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance, quality assurance and adequate training in management of manufacturing staff;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

We depend on these third party manufacturers to comply with Current Good Manufacturing Practice regulations (cGMPs) enforced by the FDA and other regulatory requirements and to deliver materials on a timely basis. In addition, because regulatory approval to manufacture a drug is generally site-specific, the FDA and other regulatory authorities will repeatedly inspect our current and future third-party manufacturers’ facilities for compliance with cGMPs. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may issue warning letters or suspend or withdraw our regulatory approval for approved or in-market products, among other things. Our third-party manufacturers may also fail to pass the audits by our internal quality and regulatory group. Any of these actions could delay our development of products, delay the submission of these products for regulatory approval or result in insufficient product quantity to support commercial demand. As a result, our business, financial condition and results of operations could be seriously harmed. See additional risk factors associated with manufacturing in the section “Risks Related to Regulatory Matters.”

The following are three of our significant third-party manufacturing arrangements.

We have contracted with Uman Pharma (Montreal, Canada) to supply commercial quantities of methotrexate pre-filled syringes for the U.S and Canadian markets for OTREXUP™. Any failure by Uman to successfully manufacture the methotrexate pre-filled syringes in commercial quantities, be in compliance with FDA and other regulatory regulations, or pass the audits by our internal quality and regulatory group would have a negative impact on our future revenue expectations.

We have contracted with Nypro, an international manufacturing development company to commercialize our Vibex® pressure assisted auto injector device, for our proprietary OTREXUP™ methotrexate system, in compliance with FDA QSR regulations. Any failure by Nypro to successfully manufacture the pressure assisted auto injector device in commercial quantities, be in compliance with regulatory regulations, or pass the audits by our internal quality and regulatory group would have a negative impact on our future revenue expectations.

We have contracted with Sharp Corporation (“Sharp”), an international contract packaging company, to assemble and package OTREXUP™. Sharp is subject to regulatory requirements covering, among other things, manufacturing, testing, quality control and record keeping relating to our product, and is subject to ongoing inspections by regulatory agencies. Failure by Sharp to comply with applicable regulations may result in long delays and interruptions to our supply of OTREXUP™, and increase our costs, while we seek to secure another contract packaging company who meets all regulatory requirements. Accordingly, the loss of Sharp or any of our current third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, and financial condition.

We are dependent on numerous third parties in our supply chain for the commercial supply of OTREXUP™, most of which are currently single source suppliers, and if any of these single-source suppliers are not able to satisfy demand and alternative sources are not available, the manufacturing and distribution of OTREXUP™ could be delayed and our business could be harmed.

We currently have the following single source suppliers in our supply chain for the commercial supply of OTREXUP™:

•	Supplier of the Active Pharmaceutical Ingredient (API) for methotrexate;

•	Uman Pharma for supply of commercial quantities of methotrexate pre-filled syringes;

•	Nypro for the supply of commercial quantities of the Medi-Jet auto injectors;

•	Sharp Corporation for assembly and packaging of OTREXUP™;

•	Cardinal Health 105, Inc. (a/k/a Specialty Pharmaceutical Services) for services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management.

We are currently working on qualifying a backup supplier for the pre-filled syringes of methotrexate and an additional supplier of methotrexate API. Although we plan to qualify these and additional manufacturers and suppliers in our supply chain for OTREXUP™, there can be no assurance that we will be able to do so and the current manufacturers and suppliers will likely be single source suppliers to us for a significant period of time. If any of these manufacturers is unable to supply its respective component for any reason, including due to violations of the FDA’s Quality System Regulation, or QSR, requirements, our ability to manufacture the finished OTREXUP™ product will be adversely affected and our ability to meet the distribution requirements for any product sales of OTREXUP™ and the resulting revenue therefrom will be negatively affected. Accordingly, there can be no assurance that any failure in any part of our supply chain will not have a material adverse effect on our ability to generate revenue from OTREXUP™, which in turn could have a material adverse effect on our business, results of operations and financial condition.

To mitigate some of the short-term risk of relying on single source suppliers, we intend to build a safety stock of component and finished goods inventories. However, there can be no assurance that these inventories will be adequate or that we will be able to maintain our desired level of safety stock. Additionally, maintaining a high level of safety stock exposes us to additional risks such as excess and obsolete inventory if the sales volume of OTREXUP™ does not meet our forecasts.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for OTREXUP™, or any of our other product candidates for which we may receive regulatory approval, their commercial success may be severely hindered.

Successful sales of our products depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved; the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for OTREXUP™ or any of our other product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our Tjet® device was launched by Teva in the U.S. in 2009 for use with Teva’s hGH, Tev-Tropin®. Although Teva currently provides the device and disposables at no cost to the patient, the amount of health insurance reimbursement of Tev-Tropin® has a direct impact on the device product sales and royalty due from Teva to us. Additionally, Teva has provided significant rebates to third party payors, which reduces net sales of Tev-Tropin® thus reducing the royalty payable to us.

Elestrin®, for which we receive royalties from our partner Meda based on net commercial sales, was launched in June 2007. Since it is not our product, we have no way of knowing if health insurance companies’ reimbursement has negatively impacted patient use of Elestrin®. The sales of Elestrin® are growing month over month but continue to be modest.

Gelnique 3%, for which we receive royalties from our partner Actavis based on net sales, was launched in April 2012. Actavis has provided significant rebates to third party payors, which reduces net sales of Gelnique, thus reducing the royalty payable to us. The use of large rebates to the third party payors has not had a positive impact on the growth of Gelnique prescriptions.

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

We are currently working with Teva on four products (Vibex® with epinephrine, Vibex® with sumatriptan and 2 undisclosed pen products) for which we are anticipating approval and launch in the 2015 to 2016 timeframe. Additionally, we are working with Pfizer on an undisclosed product for which we are anticipating approval and launch in 2016. There is no assurance that development of these products will continue or that they will receive FDA approval or if FDA approved they will be a significant revenue source for us.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

For the year ended December 31, 2013, we derived approximately 66% of our revenue from Teva, 19% from Ferring and 7% from Actavis. For the year ended December 31, 2012, we derived approximately 33% of our revenue from Teva, 22% from Ferring and 30% from Actavis. The revenue from Teva was product sales, royalties and license and development revenue. The revenue from Actavis was product sales, manufacturing start-up and other development activities, royalties and a milestone payment that was recognized in 2012. Although significant in 2012, Actavis product sales and development revenue was minimal in 2013, as Actavis assumed manufacturing responsibilities in early 2013. The revenue from Ferring was primarily product sales and royalties.

The loss of any of these significant customers or partners or reduction in our business activities could cause our revenues to decrease significantly and increase our continuing losses from operations. If OTREXUP™ is not successful and we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

We have entered into four license, development and/or supply agreements for five potential products since November of 2005 with Teva or an affiliate of Teva. To date we have received FDA approval of one of those products, the Tjet® needle-free device for use with Teva’s 5mg Tev-Tropin® brand hGH. Teva is currently marketing the Tjet® device to its patients and we expect product sales and royalties from this product into the future. Although certain upfront, milestone, development payments and devices sales have been received for the other programs with Teva, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these other agreements.

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

In July 2011, we entered into an exclusive licensing agreement with Actavis for Actavis to commercialize, in the U.S. and Canada, our topical oxybutynin gel 3% product, which was subsequently approved by the FDA in December 2011. Under terms of the agreement, Actavis made payments for certain manufacturing start-up activities and milestone payments based on the achievement of regulatory approval. Additionally, milestone payments will be made upon the achievement of certain sales levels. Upon launch of the product, we began receiving royalties based on product sales in the U.S. and Canada for both our oxybutynin gel 3% product and their oxybutynin gel product Gelnique® 10%. In early 2013, Actavis assumed all responsibility for manufacture and supply of the product. Although milestone payments and royalties have been received from Actavis, there is no assurance that future sales based milestones or significant royalties will be received under this agreement.

In December 2011, we licensed one of our drug delivery technologies to Pfizer Inc.’s Consumer Healthcare Business Unit to develop an undisclosed product on an exclusive basis for North America. Pfizer will assume full cost and responsibility for all clinical development, manufacturing, and commercialization of the product in the licensed territory, which also includes certain non-exclusive territories outside of North America. We received an upfront payment, and will receive development milestones and sales based milestones, as well as royalties on net sales for three years post launch in the U.S. Although an upfront payment has been received, there can be no assurance that there ever will be commercial sales or future milestone payments or royalties under this agreement.

We have become more commercially oriented by further developing our own products and less dependent on our pharmaceutical partners, and we may not have sufficient resources to fully execute our plan.

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

Our device manufacturing for our needle-free device has involved the assembly of products from machined stainless steel and composite components in limited quantities. Our device manufacturing for our Medi-Jet™ auto injector for OTREXUP™ has involved high volume production of numerous complex parts as well as assembly of those parts. Our planned future device business may necessitate changes and additions to our contract manufacturing and assembly process or the use of a secondary manufacturer due to the anticipated larger scale of manufacturing in our business plan. Our devices must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs. In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment and component supplies, any of which could result in significant delays in production.

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

We have contracted with Nypro, an international manufacturing development company to commercialize our Vibex® pressure assisted auto injector device, for our epinephrine auto injector for Teva and our proprietary OTREXUP™ methotrexate system, in compliance with FDA QSR regulations. Any failure by Nypro to successfully manufacture the pressure assisted auto injector device in commercial quantities, be in compliance with regulatory regulations, or pass the audits by our internal quality and regulatory group or pharmaceutical partner would have a negative impact on our future revenue expectations.

We have contracted with Phillips-Medisize Corporation (Phillips), an international outsource provider of design and manufacturing services, to produce clinical and commercial quantities of our Vibex® QS T auto injector device and our pen injector device for an undisclosed Teva product. Any failure by Phillips to successfully manufacture the Vibex® QS T auto injector device or the pen injector device in clinical and commercial quantities, be in compliance with regulatory regulations, or pass the audits by our internal quality and regulatory group or pharmaceutical partner would have a negative impact on our future revenue expectations.

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

Because transdermal gels are not a widely understood method of drug delivery, our partners and consumers may have little experience with such products. To date, transdermal gels have gained successful entry into only a limited number of markets such as the testosterone replacement market and the pain market. There can be no assurance that transdermal gels will ever gain market acceptance beyond these markets sufficient to allow us to achieve significant royalties in this product area.

Elestrin®, our transdermal estradiol gel, was launched by ANI’s marketing partner Bradley in June 2007. Bradley was acquired by Nycomed in February 2008. ANI reacquired Elestrin® from Nycomed and in December 2008 relicensed all manufacturing, distribution and marketing responsibilities of Elestrin® to Azur. In January 2012 Azur was acquired by Jazz. Elestrin® is currently being marketed in the U.S. by Meda, who acquired the product from Jazz in 2012. The multiple licenses of Elestrin® and shifting marketing responsibilities has had a negative impact on the marketing efforts of Elestrin® and to date, the market penetration of Elestrin® has been low. The increased focus on the product by Meda has recently had a positive effect on the growth of the product but there is no assurance that this growth will continue.

Gelnique 3%, our transdermal oxybutynin product, competes in a large market dominated by oral products. To date, transdermal products such as gels and patches have not had overwhelming success in gaining market share. Gelnique 3% was launched in April 2012 by our partner Actavis. Actavis is currently marketing Gelnique 3% along with Gelnique 10% with a large sales force focused on urologists. We receive royalties on net sales of both Gelnique 3% and Gelnique 10%. Gelnique has not experienced the patient acceptance originally anticipated and is a small product in this field.

The loss of any existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue.

One of our business strategies to reduce development risk is to enter into license agreements with pharmaceutical companies covering the development, manufacture, use and marketing of our drug delivery devices with specific drug therapies. Under these arrangements, the partners typically assist us in the development of the product and sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery device with the licensed drug therapy. Our licensees may also be responsible for distribution and marketing of the product or technologies for these therapies either worldwide or in specific territories. We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales. Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies or products. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability. As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees. The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations. In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology. We are relying on partners such as Teva, Ferring, Actavis, Meda, Pfizer and LEO Pharma for future milestone, sales and royalty revenue. Any or all of these partners may never commercialize a product with our technologies, may be unsuccessful in commercializing a product, or significant delays in anticipated launches of these products may occur. Any potential loss of anticipated future revenue could have an adverse effect on our business and the value of your investment.

If we cannot develop and market our products as rapidly or cost-effectively as our competitors, then we may never be able to achieve profitable operations.

Competitors in the methotrexate, overactive bladder, injector device and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for branded 505(b)2 products. Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the technologies of our competitors. Companies that compete with our injector based technologies include Ypsomed, Owen Mumford, Elcam, SHL, Bioject Medical Technologies, Inc., Haselmeier, Bespak-Consort Medical, West Pharmaceuticals and Becton Dickinson, along with other companies. We also compete generally with other biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing.

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

In the rheumatoid arthritis market we face competition from several branded and generic products, many from larger companies that have more experience and greater resources than does our Company. Competition in the rheumatoid arthritis market includes tablets and parenteral forms of methotrexate that are currently marketed in the U.S. by several generic manufacturers, including Teva, Mylan, Roxane, Bedford Labs, APP Pharmaceuticals and Hospira. In several European countries, Canada, and South Korea, Medac International or its licensees market methotrexate in prefilled syringes (Metoject®) and recently methotrexate in an auto injector. Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, so-called disease modifying anti-rheumatic drugs (DMARDs) and biologic response modifiers. In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®). The biologic response modifiers include blockbuster products etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate.

The Biologics Price Competition and Innovation Act permits the FDA to approve biosimilar versions of biological products like Humira®, Enbrel®, Simponi®, Cimzia®, Orencia®, Actemra®, Rituxan® and Remicaid® through an abbreviated approval pathway. This regulatory pathway could result in earlier entry of lower-cost biosimilars which could lower our value proposition of OTREXUP™ relative to that of costlier branded biologics. The approval of lower-cost biosimilar products could decrease the revenue we receive for OTREXUP™.

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

Additionally, in January 2014, Medac Pharma announced that it had received FDA acceptance of a New Drug Application (NDA) for a methotrexate containing auto-pen. Medac Pharma stated that it expected to self-commercialize the methotrexate product upon FDA approval of the product. There is no assurance that Medac Pharma will obtain FDA approval of the NDA or be able to launch the product in the U.S. market, but if approved and launched Medac Pharma’s product would compete directly with OTREXUP™, which could reduce the market penetration of OTREXUP™.

Although we have applied for, and/or have received, several patents and trademarks, we may be unable to protect our intellectual property, which would negatively affect our ability to compete.

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

Based on a Medac Pharma press release, we became aware that Medac Pharma submitted an NDA to the FDA for an auto-pen containing methotrexate. On February 28, 2014, Antares filed a complaint against Medac Pharma and Medac GmbH (“Medac GmbH”), the parent company of Medac Pharma, in the United States District Court for the District of Delaware, alleging infringement of two of the Company’s patents regarding an auto-injector and an auto-injector containing methotrexate. The complaint asserts that Medac Pharma’s NDA submission infringes, that Medac Pharma’s proposed product will infringe the Company’s patents, and that Medac Pharma should be enjoined from marketing its product. There is no assurance of success with any patent litigation, and it could be costly and time consuming and depending on the ultimate outcome of the litigation may have an adverse effect on results of operations and OTREXUP™ market penetration.

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

Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringe their patent rights. On March 7, 2014, Medac Pharma and Medac GmbH filed a patent infringement suit against Antares, LEO Pharma and its parent company LEO Pharma A/S in the United State District Court for the District of New Jersey. See “Legal Proceedings.” As with any litigation where claims may be asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the patent office or the courts. If these are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. If we are found liable for infringement or are not able to have these patents declared invalid or unenforceable, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by patents of others. Any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. We may not have identified, or be able to identify in the future, United States or foreign patents that pose a risk of potential infringement claims. Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could potentially harm our business.

In November 2008, Meridian Medical Technologies (“Meridian”) received U.S. Patent 7,449,012 (“the ‘012 patent”) relating to a specific type of auto injector for use with epinephrine. On August 28, 2009, King and Meridian had filed suit against Teva in the U.S. District Court for the District of Delaware asserting its ‘012 patent. On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent. On November 3, 2011, Meridian and King requested to dismiss their claims against Teva involving the ‘012 patent, and the Court entered the dismissal on November 7, 2011, removing the ‘012 patent from the litigation.

In September 2010, King received U.S. Patent No. 7,794,432 (“the ‘432 patent”) relating to certain features of an auto injector for use with epinephrine. King and Meridian filed an amended complaint, in the same litigation as the ‘012 patent, adding the ‘432 patent. Trial was held in February and March, 2012, and on April 26, 2012 the Company announced that Meridian Medical Technologies, a Pfizer subsidiary, entered into a settlement agreement with Teva that would resolve pending patent litigation related to its abbreviated new drug application (ANDA) for a generic epinephrine auto injector. According to the terms of the settlement, Teva may launch a generic epinephrine auto-injector covered by its ANDA on June 22, 2015 or earlier under certain circumstances, subject to receipt of approval from the U.S. Food and Drug Administration.

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

Our business entails the risk of product liability and clinical trial claims. Although we have not experienced any material claims to date, any such claims could have a material adverse impact on our business. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We maintain product and clinical trial liability insurance with coverage of $10 million per occurrence and an annual aggregate maximum of $10 million and evaluate our insurance requirements on an ongoing basis. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses that may have been suffered. A successful product liability claim against us, if not covered by, or if in excess of our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations. Adverse claim experience for our products or licensed technologies or medical device, pharmaceutical or insurance industry trends may make it difficult for us to obtain product liability insurance or we may be forced to pay very high premiums, and there can be no assurance that insurance coverage will continue to be available on commercially reasonable terms or at all. Additionally, if the coverage limits of the product liability insurance are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Risks Related to Regulatory Matters

We or our licensees may incur significant time and costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products.

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

We are developing our own combination products such as Vibex® QS T (testosterone) as well as injection devices for use with our partner’s drugs. The regulatory path for approval of such combination products may be subject to review by several centers within the FDA and although precedent and guidance exists for the requirements for such combination products, there is no assurance that the FDA will not change what it requires or how it reviews such submissions. Human clinical testing may be required by the FDA in order to commercialize these products and devices and there can be no assurance that such trials will be successful. Such changes in review processes or the requirement for clinical studies could delay anticipated launch dates or be at a cost which makes launching the product or device cost prohibitive for ourselves or our partners. Such delay or failure to launch these products or devices could adversely affect our revenues and future profitability.

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

In 2007, our partner Teva filed a second injector device with sumatriptan as an ANDA and the FDA rejected such filing. The FDA’s rejection was based primarily on the opinion that the device was sufficiently different than the innovator’s device not to warrant an ANDA. We redesigned the device to address the FDA’s concern of device similarity and submitted the new device to the FDA. The FDA reactivated the ANDA file in 2010, and since that time we have successfully completed user studies and are scaling up commercial tooling and molds for the newly designed device. In the fourth quarter of 2013 we received a complete response letter from the FDA with additional items to be addressed in our filing. We plan on submitting this new data in the first half of 2014 and then the FDA is expected to complete its review of the ANDA, the timing of which is completely dependent on the FDA. The submission of the requested data does not ensure that the FDA will approve the filing and without FDA approval we cannot market or sell our injector for use with sumatriptan in the U.S.

In the second half of 2013, our partner Teva filed an ANDA for an undisclosed multidose pen product. The ANDA submission has not been accepted to date by the FDA. The submission of the ANDA does not ensure that the FDA will approve the filing and without FDA approval we cannot market or sell our injector for use with this undisclosed drug product in the U.S.

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

Drug/device combination products indicated for the treatment of systemic or local treatments respectively are regulated by the FDA in the U.S. and other similar regulatory agencies in other countries as drug products. Drug/device combination products may not be marketed in the U.S. until they have been demonstrated to be safe and effective. The regulatory approval routes for drug/device combination products include the filing of an NDA for new drugs, new indications of approved drugs or new dosage forms of approved drugs. Alternatively, these dosage forms can obtain marketing approval as a filing under Section 505(b)(2) where there is an acceptable reference product or as a generic product by the filing of an ANDA, providing the new generic product is bioequivalent to and has the same labeling as a comparable approved product. The combination of the drug, its dosage form and label claims and FDA requirement will ultimately determine which regulatory approval route will be required.

Many of our drug/device combination product candidates may be developed via the 505(b)(2) route. The 505(b)(2) regulatory pathway is continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we potentially submit an NDA. Additionally, it is customary to reference the most similar predicate products when submitting a 505(b)(2) application in order to potentially reduce testing requirements. It is therefore probable that:

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

Accordingly, these regulations and the FDA’s interpretation of them might impair our ability to obtain product approval in a reasonable time, or at all, or effectively market our products.

Our business could be harmed if we fail to comply with regulatory requirements and, as a result, are subject to sanctions.

If we, or pharmaceutical companies with whom we are developing technologies, fail to comply with applicable regulatory requirements, the pharmaceutical companies, and we, may be subject to sanctions, including the following:

•	warning letters;

•	fines;

•	product seizures, quarantines or recalls;

•	injunctions;

•	refusals to permit products to be imported into or exported out of the applicable regulatory jurisdiction;

•	total or partial suspension of production;

•	withdrawals of previously approved marketing applications; or

•	criminal prosecutions.

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings.

Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the referral of an individual for the furnishing or arranging for the furnishing of any item or service, or the purchase, lease, order, arrangement for, or recommendation of the purchase, lease, or order of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	the civil federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the criminal federal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present of a claim to the government knowing such claim to be false, fictitious or fraudulent;

•	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•	the Veterans Health Care Act of 1992 that requires manufacturers of “covered drugs” to offer them for sale to certain federal agencies, including but not limited to, the Department of Veterans Affairs, on the Federal Supply Schedule, which requires compliance with applicable federal procurement laws and regulations and subjects manufacturers to contractual remedies as well as administrative, civil and criminal sanctions;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

•	the federal Physician Payment Sunshine Act, created under the PPACA, and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with data collection required beginning August 1, 2013 and reporting to CMS required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	federal government price reporting laws, changed by the PPACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and offer such rebates to additional populations, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs and potentially limit our ability to offer certain marketplace discounts and failure to report accurate pricing information exposes us to federal False Claims Act liability;

•	the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals); and

•	state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require drug manufacturers to file reports with states regarding marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

Moreover, the recently enacted Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Our revenues may be limited if the marketing claims asserted about our products are not approved.

Once a drug product is approved by the FDA, the Office of Prescription Drug Promotion (OPDP), the FDA’s marketing surveillance department within the Center for Drug Evaluation and Research (CDER), must approve marketing claims asserted by our pharmaceutical company partners. If we or a pharmaceutical company partner fails to obtain from OPDP acceptable marketing claims for a product incorporating our drug technologies, our revenues from that product may be limited. Marketing claims are the basis for a product’s labeling, advertising and promotion. The claims the pharmaceutical company partners are asserting about our drug delivery technologies, or the drug product itself, may not be approved by OPDP.

Risks Related to our Common Stock

Future conversions or exercises by holders of options could dilute our common stock.

As of March 4, 2014, we had options outstanding that are exercisable, at exercise prices ranging from $0.47 to $4.57 per share, for an aggregate of approximately 7,200,000 shares of our common stock. Purchasers of our common stock could therefore experience dilution of their investment upon exercise of the above options.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 4, 2014, our officers and directors beneficially owned an aggregate of approximately 16,700,000 shares (or approximately 12.5%) of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently lease approximately 11,000 square feet of office space in Ewing, New Jersey for our corporate headquarters facility. We have amended the lease to add approximately 2,700 square feet, which we expect will be ready for occupancy in April 2014. This lease will terminate in October 2019. We believe the facility will be sufficient to meet our requirements for the foreseeable future.

We currently lease approximately 9,300 square feet of office, laboratory and manufacturing space in Plymouth, a suburb of Minneapolis, Minnesota. In November 2013, we exercised an early termination option under which we must exit our current Plymouth location by August 31, 2014. In December 2013, we entered into a lease agreement for approximately 18,000 square feet of office, laboratory and manufacturing space in a new Plymouth location, which we expect will be ready for occupancy in April 2014. This lease will terminate in March 2022. We believe the facility will be sufficient to meet our requirements at this time.

We also lease a small amount of office space in Muttenz, Switzerland. The lease is month-to-month and requires a three month notice prior to termination. We believe the facilities will be sufficient to meet our requirements through the lease period at this location.

Item 3.	LEGAL PROCEEDINGS

On March 7, 2014, Medac Pharma and Medac GmbH (together, “Medac”) filed suit against Antares, LEO Pharma and its parent company LEO Pharma A/S (together, “LEO Entities”) in the United State District Court for the District of New Jersey, alleging that Antares and LEO Entities infringe on Medac’s U.S. Patent 8,664,231 (the “231 patent”) that was issued by the U.S. Patent and Trademark Office on March 4, 2014. The complaint states that the 231 patent covers a method for the treatment of inflammatory autoimmune disease, comprising subcutaneously administering to a patient a medicament comprising methotrexate in a pharmaceutically acceptable solvent at a concentration of more than 30mg/mL. Medac alleges that OTREXUP™ infringes the 231 patent, and demands that we and LEO Entities be enjoined from making, using, selling, importing or offering OTREXUP™ and pay unspecified amount of compensatory damages, treble damages and attorneys’ fees. We believe Medac’s allegations are without merit and intend to defend ourselves vigorously.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NASDAQ Capital Market on June 15, 2012 under the symbol “ATRS”. Prior to that time, our common stock traded on the NYSE Amex under the symbol “AIS”. The following table sets forth the per share high and low closing sales prices of our common stock for each quarterly period during the two most recent fiscal years.

	High	Low
2013:
First Quarter	$4.30	$3.36
Second Quarter	$4.20	$3.43
Third Quarter	$4.58	$3.96
Fourth Quarter	$4.69	$3.64
2012:
First Quarter	$3.32	$2.05
Second Quarter	$3.71	$2.72
Third Quarter	$5.32	$3.67
Fourth Quarter	$4.40	$3.59

Common Shareholders

As of February 28, 2014, we had 84 shareholders of record of our common stock as well as approximately 20,000 shareholders in street name.

Dividends

We have not paid or declared any cash dividends on our common stock during the past ten years. We have no intention of paying cash dividends in the foreseeable future on our common stock.

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the NASDAQ Composite Index, the NASDAQ Biotechnology Stock Index, the Amex Composite Index, and the Amex Biotechnology Stock Index weighted by market value at each measurement point. Our common stock began trading on the NASDAQ Capital Market on June 15, 2012 and prior to that time was traded on NYSE Amex. For this reason, we are comparing Total Returns for the Company to indexes from both NASDAQ and NYSE Amex. The graph covers the period beginning December 31, 2008, through December 31, 2013. The graph assumes $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Stock Index, the Amex Composite Index, and the Amex Biotechnology Stock Index on December 31, 2008 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31,
	2008	2009	2010	2011	2012	2013
Antares Pharma, Inc.	$100.00	$308.11	$459.46	$594.59	$1,029.73	$1,208.11
NASDAQ Composite Index	100.00	143.89	168.22	165.19	191.47	264.84
NASDAQ Biotechnology Stock Index	100.00	115.63	132.98	148.69	196.12	324.80
Amex Composite Index	100.00	130.58	158.02	163.03	168.56	173.61
Amex Biotechnology Stock Index	100.00	145.58	200.51	168.65	239.05	360.10

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$39,067	$52,097	$19,358	$9,848	$13,559
Investments	30,022	33,129	15,038	—	—
Working capital	56,297	69,721	26,257	5,804	8,307
Total assets	88,932	95,527	41,963	15,141	19,143
Long-term liabilities, less current maturities	1,855	1,038	810	1,843	2,051
Accumulated deficit	(173,296)	(152,789)	(141,362)	(136,974)	(130,883)
Total stockholders’ equity	70,714	86,551	31,144	6,627	8,851

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Product sales	$10,958	$9,138	$7,630	$5,774	$3,506
Development revenue	4,139	7,422	4,462	2,127	2,607
Licensing fees	849	2,141	1,221	2,856	1,595
Royalties	4,672	3,874	3,145	2,062	603

Revenues	20,618	22,575	16,458	12,819	8,311

Cost of product sales	6,990	6,117	3,623	2,799	1,813
Cost of development revenue	2,207	3,403	3,174	1,474	2,327
Research and development	15,263	14,921	6,699	8,803	7,903
Sales and marketing	8,714	1,413	—	—	—
General and administrative	8,294	8,172	7,399	5,769	5,962

Operating expenses	32,271	24,506	14,098	14,572	13,865

Operating loss	(20,850)	(11,451)	(4,437)	(6,026)	(9,694)
Net other income (expense)	43	24	49	(65)	(597)

Net loss before income taxes	(20,807)	(11,427)	(4,388)	(6,091)	(10,291)
Income tax provision (benefit)	(300)	—	—	—	—

Net loss applicable to common shares	$(20,507)	$(11,427)	$(4,388)	$(6,091)	$(10,291)

Net loss per common share (1) (2)	$(0.16)	$(0.10)	$(0.05)	$(0.07)	$(0.14)

Weighted average number of common shares	126,897	110,185	96,995	83,170	73,489

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements in Management’s Discussion and Analysis

Management’s discussion and analysis of the significant changes in the consolidated results of operations, financial condition and cash flows of the Company is set forth below. Certain statements in this report may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization of OTREXUP™ (Vibex® MTX);

•	our expectations regarding product development of Vibex® QS T;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	the impact of new accounting pronouncements; and

•	our expectations regarding the year ending December 31, 2014.

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

Overview

Antares Pharma, Inc. is an emerging specialty pharmaceutical company that focuses on developing and commercializing self-administered parenteral pharmaceutical products and technologies. We have numerous partnerships with pharmaceutical companies as well as multiple internal product development programs. We have developed both subcutaneous and intramuscular injection technology systems which include Vibex® disposable pressure-assisted auto injectors, reusable needle-free injectors, and disposable multi-use pen injectors.

On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 we announced the launch of OTREXUP™. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”) or children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. We have worldwide marketing rights for OTREXUP™ and will commercialize OTREXUP™ on our own in the U.S. for the treatment of RA and we have provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.

We are also developing Vibex® QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency. In February 2014 we announced positive top line results from a clinical study evaluating the PK of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the VIBEX® QS T auto injector device in hypogonadal adult males. The study enrolled 39 patients at nine investigative sites in the United States. The results are considered positive in that Vibex® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients. We intend to begin a Phase 3 clinical study in 2014 to validate our results in a larger group of hypogonadal men over an extended period of at-home weekly dosing.

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

We also have a portfolio of gel-based products. We announced with Actavis on April 26, 2012, the launch of Gelnique 3%™, our topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011. We have a licensing agreement with Actavis under which Actavis is currently marketing Gelnique 3%™ in the U.S. In January 2012, we entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize this product, once approved in South Korea. Our gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

We have two facilities in the U.S. The Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of our reusable needle-free injection devices and related disposables, and develops our disposable pressure-assisted auto injector and pen injector systems. Our corporate head office, Product Development Group and Commercial Group are located in Ewing, New Jersey, where the Product Development Group directs the clinical, regulatory and pre-commercial development of our internal drug/device combination products. Our Commercial Group is responsible for sales, marketing, medical affairs, trade, and third party reimbursement for our internally developed products.

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

Revenue Recognition

A significant portion of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Product sales are shipped FOB shipping point. We also enter into arrangements that are often complex as they may involve license, development, manufacturing and commercialization components. Licensing and development revenue recognition requires significant management judgment to evaluate the effective terms of agreements, our performance commitments and determination of fair value of the various deliverables under the arrangement. Current applicable accounting standards require a vendor to allocate revenue to each unit of accounting in arrangements involving multiple deliverables. To separate deliverables into individual units of accounting, there must be evidence of standalone selling price for each deliverable. The evidence preferred includes either vendor specific objective evidence or third party evidence, but a vendor is allowed to make its best estimate of the standalone selling price when neither of these is available.

We have deferred revenue amounts of $6,386,416 at December 31, 2013, where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the nature of the respective agreements. Subsequent factors affecting the initial estimate of the effective terms of agreements could either increase or decrease the period over which the deferred revenue is recognized.

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

	2013	2012	2011
Product sales	$10,957,932	$9,137,573	$7,630,402
Development fees	3,561,063	4,054,993	3,986,564
Licensing fees and milestone payments	5,200,000	2,215,716	3,200,000
Royalties	4,671,711	3,874,284	3,144,980

Billings received and/or accrued per contract terms	24,390,706	19,282,566	17,961,946
Deferred billings received and/or accrued	(7,629,270)	(3,075,758)	(5,138,081)
Deferred revenue recognized	3,857,064	6,368,770	3,634,627

Total revenue as reported	$20,618,500	$22,575,578	$16,458,492

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

Each year we review patent costs for impairment and identify patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated. No impairment charges were recognized in 2013, 2012 or 2011. The gross carrying amount and accumulated amortization of patents, which are our only intangible assets subject to amortization, were $2,635,706 and $1,290,529, respectively, at December 31, 2013 and were $2,244,086 and $1,120,434, respectively, at December 31, 2012. The Company’s estimated aggregate patent amortization expense for the next five years is $145,000, $152,000, $160,000, $160,000 and $160,000 in 2014, 2015, 2016, 2017 and 2018, respectively.

We have $1,095,355 of goodwill recorded as of December 31, 2013 that relates to our Minnesota operations. We evaluate the carrying amount of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in our stock price. When evaluating whether goodwill is impaired, we compare the fair value of the Minnesota reporting unit to the carrying amount, including goodwill. If the carrying amount of the Minnesota reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota reporting unit would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

In evaluating whether the fair value of the Minnesota reporting unit was below its carrying amount, we used the market capitalization of the Company at December 31, 2013, which was approximately $575 million, to calculate an estimate of fair value of the Minnesota reporting unit. We determined that the percentage of the total market capitalization of the Company at December 31, 2013 attributable to the Minnesota reporting unit would have to be unreasonably low before the fair value of the Minnesota reporting unit would be less than its carrying amount. In making this determination, we evaluated the activity at the Minnesota reporting unit compared to the total Company activity, and considered the source and potential value of agreements currently in place, the source of recent product sales and development revenue growth, the source of total Company revenue and the source of cash generating activities. After performing the market capitalization analysis and concluding that the fair value of the Minnesota reporting unit was not below its carrying amount, we determined that no further detailed determination of fair value was required.

Our evaluation of goodwill completed during 2013, 2012 and 2011 resulted in no impairment losses.

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Revenues

Total revenue was $20,618,500, $22,575,578 and $16,458,492 for the years ended December 31, 2013, 2012 and 2011, respectively.

Product sales were $10,957,932, $9,137,573 and $7,630,402 for the years ended December 31, 2013, 2012 and 2011, respectively. Product sales in 2013 included $6,204,000 of initial sales to Teva of our Vibex® auto injector for Teva’s generic epinephrine auto injector product. In 2013 and 2012, product sales included approximately $500,000 and $3,100,000, respectively, of sales of our topical oxybutynin gel 3% product to Actavis in connection with their launch of Gelnique 3% in April 2012, which was the primary reason for the increase in product sales in 2012 compared to 2011. Product sales to Actavis ended in the first quarter of 2013, as Actavis assumed all manufacturing of Gelnique 3% in 2013 as contracted. A portion of our product sales in 2013 and 2012 also included sales of pre-commercial auto injector and/or pen injector devices to Teva. The balance of our product sales in each year consisted mainly of reusable needle-free injector devices and disposable components. Our sales of reusable needle-free injector devices and disposable components are generated primarily from sales to Ferring and Teva. Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. Teva uses our Tjet® needle-free device with their 5mg hGH Tev-Tropin® marketed in the U.S. In 2013, 2012 and 2011, revenue from sales of needle-free injector devices totaled $1,278,586, $1,285,042 and $2,054,315, respectively. Sales of disposable components in 2013, 2012 and 2011 totaled $2,059,420, $4,047,895 and $5,457,621, respectively. The 2013 and 2012 decreases in sales of devices and disposable components were due to decreases in sales to both Ferring and Teva. Sales of the hGH drug product for both Ferring and Teva continue to be strong, but we do not control our partners’ inventory levels of our hGH injectors or disposable components and this can cause significant fluctuations in product sales.

Development revenue was $4,139,672, $7,422,412 and $4,462,287 for the years ended December 31, 2013, 2012 and 2011, respectively. The development revenue in 2013 and 2012 included $3,974,879 and $3,627,157, respectively, related to the Teva auto injector and pen injector programs. The revenue in 2012 also included $2,764,234 recognized under our license agreement with Actavis, $750,000 earned when Pfizer achieved a development milestone related to its undisclosed Consumer Healthcare product, and amounts earned under various other agreements. The revenue in 2011 included $2,083,977 and $1,314,069 related to the Teva auto injector and pen injector programs, respectively. The development revenue related to the pen injector program in 2011 included the recognition of $304,600 of previously deferred development revenue in connection with an amendment, in the first quarter of 2011, to a license, development and supply agreement with Teva originally entered into in December of 2007. In addition, the 2011 development revenue included $1,024,240 earned under the Actavis license agreement.

Licensing revenue was $849,185, $2,141,309 and $1,220,823 for the years ended December 31, 2013, 2012 and 2011, respectively. The licensing revenue in 2013 was primarily due to revenue recognized in connection with our license and promotion agreement with LEO Pharma executed in November of 2013. The licensing revenue in 2012 was primarily due to an upfront license fee received in connection with our licensing agreement with Daewoong signed in January of 2012 and revenue recognized in connection with our license agreement with Actavis. The licensing revenue in 2011 was primarily due to an upfront payment from Pfizer associated with a license agreement entered into in December 2011. The licensing revenue in each year also included revenue recognized that was previously deferred in connection with license agreements with Teva, Ferring and other customers.

Royalty revenue was $4,671,711, $3,874,284 and $3,144,980 for the years ended December 31, 2013, 2012 and 2011, respectively. We receive royalties from Teva and Ferring related to needle-free injector device sales and/or hGH sales, from Meda Pharma on sales of Elestrin® and from Actavis on sales of Gelnique 3%. In 2013, 2012 and 2011 our royalties related to needle-free injector device sales and/or hGH sales accounted for approximately 66%, 71% and 91%, respectively, of our overall royalty revenue. We received our first royalty payments from Actavis in 2012, which was the primary reason for the increase in royalties in 2012 compared to 2011. The increase in royalties in 2013 was spread relatively evenly among each of our three products.

Cost of Revenues and Gross Margins

The cost of product sales includes product acquisition costs from third party manufacturers and internal manufacturing overhead expenses. Cost of product sales were $6,990,186, $6,116,726 and $3,623,186 for the years ended December 31, 2013, 2012 and 2011, respectively, resulting in gross margins of 36%, 33% and 53%, respectively. The slight gross margin increase in 2013 was due to the significant reduction in sales of our topical oxybutynin gel 3% product to Actavis, which was sold at a lower gross margin than is realized on injector related product sales. This gross margin increase was partially offset by the gross margin impact of the increase in initial sales to Teva of pre-launch quantities of our Vibex® auto injector for Teva’s generic epinephrine auto injector product, which was sold at a lower gross margin than our other injector related products but at a slightly higher gross margin than our oxybutynin gel 3% product. The gross margin decrease in 2012 was due primarily due to sales of approximately $3,100,000 of our topical oxybutynin gel 3% product to Actavis at a lower gross profit than is realized on injector related product sales.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Cost of development revenue was $2,207,044, $3,403,746 and $3,174,006 for the years ended December 31, 2013, 2012 and 2011, respectively. Approximately $2,105,000, $2,760,000 and $2,128,000 of development costs were recognized in 2013, 2012 and 2011, respectively, in connection with revenue recognized related to auto injector and pen injector development programs with Teva. Of the amount recognized in 2011, $408,250 had been previously deferred and was recognized as a result of the amended license, development and supply agreement with Teva, as discussed in Note 9 to the consolidated financial statements. In 2012 and 2011, development costs of approximately $589,000 and $1,024,000, respectively, were related to certain manufacturing readiness activities under the Actavis license agreement.

Research and Development

Research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, and salaries and overhead costs. Research and development expenses were $15,263,371, $14,921,552 and $6,699,325 for the years ended December 31, 2013, 2012 and 2011, respectively. External expenses in connection with development of OTREXUP™ totaled approximately $3,000,000, $7,600,000 and $2,000,000 in 2013, 2012 and 2011, respectively. The expenses in 2012 included a fee of approximately $2,000,000 paid in connection with the New Drug Application submitted to the FDA in December 2012. External expenses in connection with development of Vibex® QS T for testosterone replacement therapy totaled approximately $3,400,000, $900,000 and $0 in 2013, 2012 and 2011, respectively. Personnel costs were approximately $5,900,000, $4,500,000 and $3,000,000 in 2013, 2012 and 2011, respectively. The increases were primarily due to the addition of new employees. The balance of the research and development expenses in each year consisted of external expenses in connection with other development projects and general operating and overhead expenses associated with research and development activities.

Sales and Marketing

Sales and marketing expenses were $8,714,461, $1,412,565 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. Expenses related to OTREXUP™ market research, product branding and pre-commercialization activities were approximately $6,700,000 and $600,000 in 2013 and 2012, respectively. Personnel costs were approximately $1,800,000 and $710,000 in 2013 and 2012, respectively. The increase in personnel costs was the result of hiring new employees as we continued to build our sales and marketing organization in connection with commercialization of OTREXUP™. The balance of the sales and marketing expenses in each year consisted of general operating and overhead expenses associated with sales and marketing activities. We expect sales and marketing costs in 2014 to be two to three times higher than the 2013 level in connection with the launch and commercialization of OTREXUP™.

General and Administrative

General and administrative expenses were $8,293,755, $8,172,488 and $7,398,762 for the years ended December 31, 2013, 2012 and 2011, respectively. Personnel costs were approximately $4,400,000, $3,700,000 and $3,500,000 for 2013, 2012 and 2011, respectively. The increases were due to the addition of new employees, increases in noncash stock compensation expenses and salary increases. Board of Director compensation expenses were approximately $1,100,000, $1,100,000 and $650,000 for 2013, 2012 and 2011, respectively. Expenses in connection with our intellectual property totaled approximately $1,000,000, $1,100,000 and $900,000 in 2013, 2012 and 2011, respectively. Professional fees including audit, tax, legal and other consulting services totaled approximately $600,000, $1,100,000 and $1,200,000 in 2013, 2012 and 2011, respectively. The balance of the general and administrative expenses consists of general operating and overhead expenses. Noncash stock compensation expenses, which are included in both personnel costs and director compensation expenses, were approximately $1,600,000, $1,500,000 and $1,400,000 in 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

We have reported net losses of $20,506,776, $11,427,450 and $4,387,920 in the fiscal years ended 2013, 2012 and 2011, respectively. We have accumulated aggregate net losses from the inception of business through December 31, 2013 of $173,295,941. We have not historically generated, and do not currently generate, enough revenue to provide the cash needed to support our operations, and have continued to operate primarily by raising capital.

In 2013, we received proceeds of $2,326,838 from the exercise of warrants and stock options, which resulted in the issuance of 2,452,254 shares of our common stock.

In 2012, we sold 14,259,868 shares of common stock at a price of $4.00 per share in a public offering. The sale of common stock resulted in net proceeds of $53,328,188 after deducting offering expenses of $3,711,284. Proceeds from this offering were raised for further development and commercialization of OTREXUP™, development of the Company’s proprietary VIBEX® QS T product for male testosterone deficiency and general corporate purposes.

In 2012, we received proceeds of $11,579,413 from the exercise of warrants and stock options, which resulted in the issuance of 8,021,672 shares of our common stock.

In May 2011, we received net proceeds of $21,280,718 from the sale of 14,375,000 shares of common stock at a price of $1.60 per share in a public offering. Proceeds from this offering were used for development of OTREXUP™ and for general corporate purposes.

In 2011, we received proceeds of $6,020,436 in connection with exercises of options and warrants to purchase shares of our common stock, which resulted in the issuance of 4,475,335 shares of our common stock.

At December 31, 2013 we had cash and investments of $69,089,710. All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity. We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations. We do not currently have any bank credit lines. If in the future we do not turn profitable or generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales, marketing and business development activities. Net cash used in operating activities was $14,968,151, $10,472,988 and $1,926,007 for the years ended December 31, 2013, 2012 and 2011, respectively. Net operating cash outflows were primarily the result of net losses of $20,506,776, $11,427,450 and $4,387,920 in 2013, 2012 and 2011, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.

In 2013, the net loss increased by $9,079,326 to $20,506,776 from $11,427,450 in 2012. This increase was primarily due to an increase in sales and marketing spending associated with the commercialization of OTREXUP™ of approximately $6,100,000, an increase in personnel costs of approximately $3,300,000 associated mainly with employee additions related to increased sales and marketing and research and development activities, and a reduction in gross profit of approximately $1,600,000. The increase in the net loss was partially reduced by a decrease in external direct research and development expenses of approximately $2,000,000.

In 2012, the net loss increased by $7,039,530 to $11,427,450 from $4,387,920 in 2011 primarily due to an increase in spending associated with OTREXUP™ of approximately $5,600,000, including a $2,000,000 NDA filing fee, and an increase in personnel costs of approximately $3,500,000 associated mainly with employee additions related to increased research and development activities. The increase in the net loss due to the increase in expenses was partially reduced by an increase in gross profit of approximately $3,300,000.

Noncash expenses totaled $3,203,597, $2,375,989 and $2,010,945 in 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to an increase in stock-based compensation expense of $409,728, an increase in depreciation and amortization of $327,252 and an increase in amortization of premiums and discounts of $143,733. The increase in depreciation and amortization was due to depreciation of OTREXUP™ production equipment which began in 2013 and due to an increase in patent amortization. The increase in 2012 was primarily due to an increase in stock-based compensation expense of $152,760 and due to the loss on disposal of equipment, molds, furniture and fixtures of $119,429 related mainly to the write off of a tool replacement.

In 2013, the change in operating assets and liabilities generated cash of $2,335,028. This was mainly due to an increase in accounts payable of $2,528,740, accrued expenses and other liabilities of $2,534,293 and deferred revenue of $3,196,862, partially offset by an increase in inventories of $5,460,365. Accounts payable and accrued expenses increased at December 31, 2013 compared to December 31, 2012 mainly in connection with commercialization activities and inventory production in preparation for the launch of OTREXUP™. The increase in deferred revenue was primarily related to the $5,000,000 payment received from LEO Pharma in November 2013.

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

Net Cash Used in Investing Activities

In 2013, cash used in investing activities was $293,121, consisting of purchases of investments of $21,129,535, purchases of equipment, molds, furniture and fixtures of $2,743,253, additions to patent rights of $420,333, and proceeds from maturities of investments of $24,000,000. In 2012, cash used in investing activities was $21,667,632, consisting of purchases of investments of $30,166,239, purchases of equipment, molds, furniture and fixtures of $3,256,632, additions to patent rights of $244,761, and proceeds from maturities of investments of $12,000,000. The purchases of equipment, molds, furniture and fixtures in 2013 and 2012 were primarily for OTREXUP™ auto injector device molds and assembly equipment. In 2011, cash used in investing activities was $15,605,780, consisting of purchases of investments of $15,053,981, additions to patent rights of $231,260, purchases of equipment, molds, furniture and fixtures of $350,539, and net proceeds from sales of equipment, molds, furniture and fixtures of $30,000. The investment purchases in 2013, 2012 and 2011 were U.S. Treasury bills or U.S. Treasury notes with maturity dates of less than twenty-four months at date of purchase and were classified as held-to-maturity because we had the positive intent and ability to hold the securities to maturity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $2,222,509, $64,878,685 and $27,067,863 for the years ended December 31, 2013, 2012 and 2011. In 2013, we received proceeds of $2,326,838 from the exercise of warrants and stock options, and we made payments of $104,329 for employee withholding taxes on net share settlement of equity awards. In 2012, we received net proceeds of $53,328,188 from the sale of common stock and $11,579,413 from the exercise of warrants and stock options, and we made payments of $28,916 for employee withholding taxes on net share settlement of equity awards. In 2011, we received net proceeds of $21,280,718 from the sale of common stock and $6,020,436 from the exercise of warrants and stock options, and we made payments of $233,291 for employee withholding taxes on net share settlement of equity awards. A portion of shares held by employees that vested in 2013, 2012 and 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 30,153, 11,165 and 121,182 in 2013, 2012 and 2011, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price.

Our contractual cash obligations at December 31, 2013 are associated with operating leases and are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total contractual cash obligations	$3,824,013	$437,288	$1,151,345	$1,197,459	$1,037,921

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Research and Development Programs

During 2013, our research and development activities were primarily related to OTREXUP™, Vibex® QS T and device development projects.

OTREXUP™. OTREXUP™, our proprietary combination product comprised of a pre-filled methotrexate syringe and our Medi-Jet™ self-injection system, is indicated for adults with severe active rheumatoid arthritis or children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. In January 2014 we announced the launch of OTREXUP™ after receiving approval of OTREXUP™ (methotrexate) injection by the FDA in October 2013. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector.

In December 2012, we submitted a New Drug Application to the FDA for OTREXUP™, which NDA was accepted for filing in February 2013. In November 2012, we announced positive results from an open-label, randomized, crossover study comparing the systemic availability of OTREXUP™ to oral methotrexate in adult patients with rheumatoid arthritis. This study was designed to compare the relative systemic availability of methotrexate following oral administration to subcutaneous (SC) self-administered methotrexate using the Medi-Jet™ device. Patients were assigned to one of four dose levels of methotrexate, 10 mg, 15 mg, 20 mg, and 25 mg. Results showed that the systemic availability of methotrexate following oral dosing plateaus above 15 mg. Following administration of methotrexate with Medi-Jet™, the systemic availability increased proportionally at every dose, which will extend the range of exposure compared to patients receiving oral therapy.

In September 2012, we announced positive results from an actual human use study in 101 RA patients. The results of this study showed that self-administration of MTX using the Vibex® MTX (Medi-Jet™) is safe and well tolerated. Following standardized training by site personnel and review of written instructions, all 101 patients performed the self-administration successfully. In addition, the Medi-Jet™ device functioned correctly and as intended for each and every administration thereby demonstrating reliability and robustness. Results of the Ease of Use Questionnaire indicated that 98% of patients found the Medi-Jet™ device easy to use and 100% of patients found the instructions and training to be clear and easy to follow.

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

As of December 31, 2013, we have incurred external costs of approximately $13,100,000 in connection with our OTREXUP™ development program, of which approximately $3,000,000 and $7,600,000 was incurred in 2013 and 2012, respectively, including in 2012 approximately $2,000,000 paid in connection with the New Drug Application submitted to the FDA in December 2012. We have also incurred costs of approximately $5,800,000 for molds and equipment that have been capitalized and included in equipment, molds, furniture and fixtures at December 31, 2013. In addition, we incurred costs in connection with market research, product branding and pre-commercialization activities in 2013 of approximately $6,700,000.

Vibex® QS T. We are developing Vibex® QS T for self-administered weekly injections of testosterone enanthate in a preservative free formulation for clinically hypogonadal men requiring testosterone replacement. The Vibex® QS T injector is based on our Vibex® QS auto injector system which offers a dose capacity of 1 mL and greater in a compact design. Vibex® QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion. Vibex® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The new design also accommodates fast injection of highly-viscous drug products, such as testosterone, that stall less-powerful conventional auto injectors.

In September 2013, we announced that the first patients were dosed in a clinical study evaluating the PK of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the VIBEX® QS T auto injector device in hypogonadal adult males. The study enrolled 39 patients at nine investigative sites in the United States. We announced our top line results of this study on February 20, 2014. The results are considered positive in that Vibex® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients. We intend to begin Phase 3 clinical study in 2014 to validate our results in a larger group of hypogonadal men over an extended period of at-home weekly dosing.

In addition to collecting PK, efficacy and safety information, the phase 3study will also collect Actual Human Use experience with the device from the approximately 200 hypogonadal male patients that will receive Vibex® QS T for home use. The study will assess the safe usability of Vibex® QS T for self-administration following standardized training by site personnel and review of written instructions. Additional assessments will include reliability, ease of use, robustness of Vibex® QS T, as well as an evaluation of the effectiveness of the patient education tools, including written instructions for use.

We have incurred external costs of approximately $3,400,000 and $937,000 in 2013 and 2012, respectively, in connection with the Vibex® QS T program. We anticipate total spending on this program for development and capital equipment could approach an additional $13,000,000 in 2014.

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

As of December 31, 2013, we have incurred total external costs of approximately $14,700,000 in connection with research and development activities associated with our auto and pen injectors, of which approximately $3,000,000 was incurred in 2013. As of December 31, 2013, approximately $11,500,000 of the total costs of $14,700,000 was initially deferred, of which approximately $11,100,000 has been recognized as cost of sales and $400,000 remains deferred. This remaining deferred balance will be recognized as cost of sales over the same period as the related deferred revenue will be recognized.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva. We expect development related to the Teva products to continue in 2014, but the timing and extent of near-term future development will be dependent on certain decisions made by Teva. Although certain upfront, milestone and development payments and device sales have been received from Teva, there have been no commercial sales from the auto injector or pen injector programs, timelines have been extended and there can be no assurance that there ever will be commercial sales or future milestone payments under these agreements.

Other research and development costs. In addition to the OTREXUP™ project, Vibex® QS T project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects. Total other research and development costs were approximately $8,100,000 for the year ended December 31, 2013.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros. Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2013, 2012 and 2011 was not material.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Antares Pharma, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

March 13, 2014

ANTARES PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$39,067,236	$52,097,064
Short term investments	24,014,305	21,112,623
Accounts receivable	1,034,492	2,228,650
Inventories	6,461,051	1,002,703
Deferred costs	375,773	755,159
Prepaid expenses and other current assets	1,706,678	463,033

Total current assets	72,659,535	77,659,232
Equipment, molds, furniture and fixtures, net	6,952,251	3,583,104
Patent rights, net	1,345,177	1,123,652
Goodwill	1,095,355	1,095,355
Long term investments	6,008,169	12,015,906
Other assets	871,444	49,361

Total Assets	$88,931,931	$95,526,610

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,378,712	$2,864,507
Accrued expenses and other liabilities	5,453,075	2,916,700
Deferred revenue	4,531,220	2,157,016

Total current liabilities	16,363,007	7,938,223
Deferred revenue – long term	1,855,196	1,037,795

Total liabilities	18,218,203	8,976,018

Stockholders’ Equity:
Preferred Stock: $0.01 par; authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 200,000,000 shares; 128,740,604 and 125,949,024 issued and outstanding at December 31, 2013 and 2012, respectively	1,287,406	1,259,490
Additional paid-in capital	243,375,465	238,745,612
Accumulated deficit	(173,295,941)	(152,789,165)
Accumulated other comprehensive loss	(653,202)	(665,345)

	70,713,728	86,550,592

Total Liabilities and Stockholders’ Equity	$88,931,931	$95,526,610

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenue:
Product sales	$10,957,932	$9,137,573	$7,630,402
Development revenue	4,139,672	7,422,412	4,462,287
Licensing revenue	849,185	2,141,309	1,220,823
Royalties	4,671,711	3,874,284	3,144,980

Total revenue	20,618,500	22,575,578	16,458,492
Cost of revenue:
Cost of product sales	6,990,186	6,116,726	3,623,186
Cost of development revenue	2,207,044	3,403,746	3,174,006

Total cost of revenue	9,197,230	9,520,472	6,797,192

Gross profit	11,421,270	13,055,106	9,661,300

Operating expenses:
Research and development	15,263,371	14,921,552	6,699,325
Sales and marketing	8,714,461	1,412,565	—
General and administrative	8,293,755	8,172,488	7,398,762

Total operating expenses	32,271,587	24,506,605	14,098,087

Operating loss	(20,850,317)	(11,451,499)	(4,436,787)

Other income (expense):
Interest income	111,577	63,195	55,592
Foreign exchange gain (loss)	(8,853)	14,414	(19,784)
Other, net	(59,183)	(53,560)	13,059

Total other income (expense)	43,541	24,049	48,867

Net loss before income taxes	(20,806,776)	(11,427,450)	(4,387,920)
Income tax provision (benefit)	(300,000)	—	—

Net loss	$(20,506,776)	$(11,427,450)	$(4,387,920)

Basic and diluted net loss per common share	$(0.16)	$(0.10)	$(0.05)

Basic and diluted weighted average common shares outstanding	126,897,247	110,185,077	96,994,779

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
Net loss	$(20,506,776)	$(11,427,450)	$(4,387,920)
Foreign currency translation adjustment	12,143	(70,020)	(35,488)

Comprehensive loss	$(20,494,633)	$(11,497,470)	$(4,423,408)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2012 and 2013

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
December 31, 2010	84,157,865	$841,579	$143,318,671	$(136,973,795)	$(559,837)	$6,626,618
Issuance of common stock	14,375,000	143,750	21,136,968	—	—	21,280,718
Exercise of warrants and options	4,475,335	44,753	5,975,683	—	—	6,020,436
Stock-based compensation	537,437	5,374	1,634,107	—	—	1,639,481
Net loss	—	—	—	(4,387,920)	—	(4,387,920)
Other comprehensive loss	—	—	—	—	(35,488)	(35,488)

December 31, 2011	103,545,637	1,035,456	172,065,429	(141,361,715)	(595,325)	31,143,845
Issuance of common stock	14,259,868	142,599	53,185,589	—	—	53,328,188
Exercise of warrants and options	8,021,672	80,217	11,499,196	—	—	11,579,413
Stock-based compensation	121,847	1,218	1,995,398	—	—	1,996,616
Net loss	—	—	—	(11,427,450)	—	(11,427,450)
Other comprehensive loss	—	—	—	—	(70,020)	(70,020)

December 31, 2012	125,949,024	1,259,490	238,745,612	(152,789,165)	(665,345)	86,550,592
Exercise of warrants and options	2,452,254	24,523	2,302,315	—	—	2,326,838
Stock-based compensation	339,326	3,393	2,327,538	—	—	2,330,931
Net loss	—	—	—	(20,506,776)	—	(20,506,776)
Other comprehensive loss	—	—	—	—	12,143	12,143

December 31, 2013	128,740,604	$1,287,406	$243,375,465	$(173,295,941)	$(653,202)	$70,713,728

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(20,506,776)	$(11,427,450)	$(4,387,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558,280	231,028	168,173
Loss (gain) on disposal of equipment, molds, furniture and fixtures	—	119,429	(30,000)
Stock-based compensation expense	2,435,260	2,025,532	1,872,772
Amortization of premiums and discounts	210,057	66,324	9,761
Changes in operating assets and liabilities:
Accounts receivable	1,198,643	310,813	(1,300,995)
Inventories	(5,460,365)	(118,365)	(629,510)
Prepaid expenses and other current assets	(1,222,962)	(177,714)	(156,571)
Deferred costs	381,792	444,279	212,097
Other assets	(821,975)	(18,012)	—
Accounts payable	2,528,740	724,802	365,522
Accrued expenses and other current liabilities	2,534,293	687,297	406,824
Deferred revenue	3,196,862	(3,340,951)	1,543,840

Net cash used in operating activities	(14,968,151)	(10,472,988)	(1,926,007)

Cash flows from investing activities:
Purchase of investments	(21,129,535)	(30,166,239)	(15,053,981)
Proceeds from maturities of investments	24,000,000	12,000,000	—
Proceeds from sales of equipment, molds, furniture and fixtures	—	—	30,000
Purchases of equipment, molds, furniture and fixtures	(2,743,253)	(3,256,632)	(350,539)
Additions to patent rights	(420,333)	(244,761)	(231,260)

Net cash used in investing activities	(293,121)	(21,667,632)	(15,605,780)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	53,328,188	21,280,718
Proceeds from exercise of warrants and stock options	2,326,838	11,579,413	6,020,436
Taxes paid from net share settlement of equity awards	(104,329)	(28,916)	(233,291)

Net cash provided by financing activities	2,222,509	64,878,685	27,067,863

Effect of exchange rate changes on cash and cash equivalents	8,935	1,067	(25,957)

Net increase (decrease) in cash and cash equivalents	(13,029,828)	32,739,132	9,510,119
Cash and cash equivalents:
Beginning of year	52,097,064	19,357,932	9,847,813

End of year	$39,067,236	$52,097,064	$19,357,932

Noncash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$985,365	$—	$—

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Antares Pharma, Inc. (the “Company” or “Antares”) is an emerging specialty pharmaceutical company that focuses on developing and commercializing self-administered parenteral pharmaceutical products and technologies. The Company has numerous partnerships with pharmaceutical companies as well as multiple internal product development programs. The Company has developed both subcutaneous and intramuscular injection technology systems which include Vibex® disposable pressure-assisted auto injectors, reusable needle-free injectors, and disposable multi-use pen injectors.

On October 14, 2013, the Company announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 announced the product launch of OTREXUP™. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”) or children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. The Company has worldwide marketing rights for OTREXUP™. The Company will commercialize OTREXUP™ in the U.S. for the treatment of RA and has provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.

The Company is also developing Vibex® QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency. In February 2014 the Company announced positive top line results from a clinical study evaluating the PK of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the VIBEX® QS T auto injector device in hypogonadal adult males. The study enrolled 39 patients at nine investigative sites in the United States. The results are considered positive in that Vibex® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients. The Company intends to begin a Phase 3 clinical study in 2014 to validate the results in a larger group of hypogonadal men over an extended period of at-home weekly dosing.

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

The Company also has a portfolio of gel-based products. The Company announced with Actavis on April 26, 2012, the launch of Gelnique 3%™, the Company’s topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011. The Company has a licensing agreement with Actavis under which Actavis is currently marketing Gelnique 3%™ in the U.S. In January 2012, the Company entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong will commercialize this product, once approved in South Korea. The Company’s gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

The Company has two facilities in the U.S. The Parenteral Products Group located in Minneapolis, Minnesota directs the manufacturing and marketing of the Company’s reusable needle-free injection devices and related disposables, and develops its disposable pressure-assisted auto injector and pen injector systems. The Company’s corporate head office, Product Development Group and Commercial Group are located in Ewing, New Jersey, where the Product Development Group directs the clinical, regulatory and commercial development of the Company’s internal drug/device combination products. Our Commercial Group is responsible for sales, marketing, medical affairs, trade and third party reimbursement for our internally developed products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its three wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation. These reclassifications were made to present sales and marketing as a separate line item as the Company commences commercialization of OTREXUP™. Business development expenses previously included within sales, marketing and business development have been reclassified to general and administrative expense. These reclassifications had no effect on previously reported net income or total operating expenses.

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

Foreign Currency Translation

The majority of the foreign subsidiaries revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries, including labor, materials, leasing arrangements and other operating costs, are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, the Company has determined that the Swiss Franc is the functional currency for its foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity, comprising all of the accumulated other comprehensive income (loss). Sales to certain customers by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in foreign exchange gain (loss) in the consolidated statements of operations.

Cash Equivalents

The Company considers highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is typically due from its large pharmaceutical customers such as Teva and Ferring, and at December 31, 2013, over 95% of the accounts receivable balance was due from these organizations. These companies have historically paid timely and have been financially stable organizations. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company recorded no bad debt expense in each of the last three years. The allowance for doubtful accounts balance was $10,000 at December 31, 2013 and 2012.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production and assembly operations are outsourced to third-party suppliers where substantially all of the Company’s inventory is located. Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. Depreciation expense was $359,471, $145,775 and $86,636 for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill

The Company has $1,095,355 of goodwill recorded as of December 31, 2013 that relates to the Minnesota reporting unit. The Company evaluates the carrying amount of goodwill on December 31 of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the Minnesota reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is impaired, the Company compares the fair value of the Minnesota reporting unit to the carrying amount, including goodwill. If the carrying amount of the Minnesota reporting unit exceeded its fair value, then the amount of the impairment loss would be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the Minnesota reporting unit would be allocated to all of its other assets and liabilities based on their fair values. The excess of the fair value of the Minnesota reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

In evaluating whether the fair value of the Minnesota reporting unit was below its carrying amount, the Company used the market capitalization of the Company at December 31, 2013, which was approximately $575 million, to calculate an estimate of fair value of the Minnesota reporting unit. The Company determined that the percentage of the total market capitalization of the Company at December 31, 2013 attributable to the Minnesota reporting unit would have to be unreasonably low before the fair value of the Minnesota reporting unit would be less than its carrying amount. In making this determination, the Company evaluated the activity at the Minnesota reporting unit compared to the total Company activity, and considered the source and potential value of agreements currently in place, the source of recent product sales and development revenue growth, the source of total Company revenue and the source of cash generating activities. After performing the market capitalization analysis and concluding that the fair value of the Minnesota reporting unit was not below its carrying amount, the Company determined that no further detailed determination of fair value was required.

The Company’s evaluation of goodwill resulted in no impairment losses in 2013, 2012 and 2011.

Patent Rights

The Company capitalizes the cost of obtaining and defending patent rights when there are projected future cash flows for marketed or partnered products associated with the patent. These capitalized costs are being amortized on a straight-line basis over periods ranging from five to fifteen years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $133,788, $85,253 and $81,535, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

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

Each year the Company reviews patent costs for impairment and identifies patents related to products for which there are no signed distribution or license agreements or for which no revenues or cash flows are anticipated. In 2013, the Company recognized expense of $65,022 in connection with the write off of patent costs related to abandoned patents or patents no longer connected with current products. No impairment charges were recognized in 2012 or 2011. The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, were $2,635,706 and $1,290,529, respectively, at December 31, 2013 and were $2,244,086 and $1,120,434, respectively, at December 31, 2012. The Company’s estimated aggregate patent amortization expense for the next five years is approximately $145,000, $152,000, $160,000, $160,000 and $160,000 in 2014, 2015, 2016, 2017 and 2018, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which approximates fair value.

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. The fair value of all securities is determined by quoted market prices, which is a Level 1 fair value measurement. All long-term investments mature in less than two years. At December 31, 2013 the short-term investments had a fair value of $24,021,522 and a carrying value of $24,014,305 and the long-term investments had a fair value of $6,007,851 and a carrying value of $6,008,169. At December 31, 2012 the short-term investments had a fair value of $21,116,952 and a carrying value of $21,112,623 and the long-term investments had a fair value of $12,016,530 and a carrying value of $12,015,906.

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

At December 31, 2013, $6,386,416 of non-refundable cash payments received have been recorded as deferred revenue in cases where the revenue is not immediately recognized due to the earnings process not yet having been completed.

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

Product Warranty

The Company provides a warranty on its reusable needle-free injector devices. Warranty terms for these devices sold to end-users by dealers and distributors are included in the device instruction manual included with each device sold. Warranty terms for these devices sold to pharmaceutical partners who provide their own warranty terms to end-users are included in the contracts with the pharmaceutical partners. The Company is obligated to repair or replace, at the Company’s option, a needle-free injector device found to be defective due to use of defective materials or faulty workmanship. The warranty does not apply to any product that has been used in violation of instructions as to the use of the product or to any product that has been neglected, altered, abused or used for a purpose other than the one for which it was manufactured. The warranty also does not apply to any damage or defect caused by unauthorized repair or the use of unauthorized parts. The warranty period on a needle-free injector device is typically 24 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company. The Company increased the warranty liability in 2011 due to an increase in product sales. Actual warranty claim costs could differ from these estimates. Warranty liability activity is as follows:

	Balance at Beginning of Year	Provisions	Claims	Balance at End of Year
2013	$100,000	$50,819	$(50,819)	$100,000
2012	$100,000	$72,893	$(72,893)	$100,000
2011	$20,000	$95,766	$(15,766)	$100,000

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2012, a valuation allowance was established to offset all of the Company’s deferred tax assets, and as of December 31, 2013, a valuation allowance was established to offset all of the U.S. deferred tax assets. For the year ended December 31, 2013, the Company recorded an income tax benefit of $300,000 after releasing $300,000 of the valuation allowance related to the Switzerland deferred tax assets.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period. All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented. Potentially dilutive securities at December 31, 2013, 2012 and 2011, excluded from dilutive loss per share as their effect is anti-dilutive, are as follows:

	2013	2012	2011
Stock options and warrants	8,242,992	10,830,530	17,860,956

3. Composition of Certain Financial Statement Captions

	December 31,	December 31,
	2013	2012
Inventories:
Raw material	$1,056,054	$609,016
Work in process	3,034,321	—
Finished goods	2,370,676	393,687

	$6,461,051	$1,002,703

Equipment, molds, furniture and fixtures:
Furniture, fixtures and office equipment	$1,501,612	$1,133,925
Production molds and equipment	7,389,062	1,503,615
Molds and tooling in process	424,521	2,948,249
Less accumulated depreciation	(2,362,944)	(2,002,685)

	$6,952,251	$3,583,104

Patent rights:
Patent rights	$2,635,706	$2,244,086
Less accumulated amortization	(1,290,529)	(1,120,434)

	$1,345,177	$1,123,652

Accrued expenses and other liabilities:
Accrued employee compensation and benefits	$2,348,456	$1,896,832
Liabilities related to OTREXUP™ development and commercialization expenses	1,946,869	—
Other liabilities	1,157,750	1,019,868

	$5,453,075	$2,916,700

4. Leases

The Company has non-cancelable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Plymouth, MN, a suburb of Minneapolis, MN. In November 2013, the Company exercised an early termination option under which the Company must exit the current Plymouth location by August 31, 2014. In December 2013, the Company entered into a lease agreement for approximately 18,000 square feet of office, research and development space in a new Plymouth location, which is expected to be ready for occupancy in April 2014. The leases require payment of all executory costs such as maintenance and property taxes. The Company also leases certain equipment under various operating leases. Rent expense, net, incurred for the years ended December 31, 2013, 2012 and 2011 was $453,142, $325,971 and $261,171, respectively. Future minimum lease payments under operating leases with remaining terms in excess of one year as of December 31, 2013 were as follows:

Amount
2014	$372,767
2015	569,967
2016	581,377
2017	592,905
2018	604,554
Thereafter	1,037,921

Total future minimum lease payments	$3,759,491

5. Income Taxes

The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2013. In the U.S., the Company incurred losses for both book and tax purposes for the year ended December 31, 2013, and, accordingly, no income taxes were provided. In Switzerland, net operating loss carryforwards were used to fully offset taxable income of approximately $500,000 and $5,500,000 in the years ended December 31, 2013 and 2012, respectively, and no income taxes were provided.

Income (loss) before income taxes was derived from the following jurisdictions:

	2013	2012	2011
U.S.	$(21,568,727)	$(16,477,710)	$(3,977,263)
Switzerland	761,951	5,050,260	(410,657)

	$(20,806,776)	$(11,427,450)	$(4,387,920)

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(1.0)	(3.6)	(1.6)
Valuation allowance increase (decrease)	28.8	29.8	(4.3)
Effect of foreign operations	(0.7)	(8.5)	1.9
Change in unused net operating loss and credit carryforwards	(1.0)	14.0	35.5
Nondeductible items	6.5	0.6	1.8
Other	—	1.7	0.7

	(1.4)%	0.0%	0.0%

Deferred tax assets (liabilities) as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Net operating loss carryforward – U.S.	$28,832,000	$22,411,000
Net operating loss carryforward – Switzerland	4,556,000	5,551,000
Research and development tax credit carryforward	2,589,000	1,292,000
Deferred revenue	320,000	398,000
Depreciation and amortization	(105,000)	115,000
Stock-based compensation	1,581,000	1,573,000
Other	93,000	1,150,000

	37,866,000	32,490,000
Less valuation allowance	(37,566,000)	(32,490,000)

	$300,000	$—

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $37,566,000 and $32,490,000, respectively. The total valuation allowance increased $5,076,000 for the year ended December 31, 2013 and increased $3,579,000 for the year ended December 31, 2012. Prior to 2012, management determined that it was more likely than not that the deferred tax assets associated with the NOL carryforwards in Switzerland would not be realized and provided a valuation allowance for the full amount of the deferred tax assets. In 2013 and 2012, the Company realized the benefit of the deferred tax assets associated with approximately $500,000 and $5,500,000, respectively, of NOL carryforwards in Switzerland for which a valuation allowance had been recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or in which net operating loss or tax credit carryforwards can be utilized. Both positive and negative evidence is considered in assessing the realizability of deferred tax assets and determining whether or not to record a valuation allowance. After considering that the Switzerland operations had generated taxable income for two consecutive years and after determining that it appears likely that taxable income will continue, in the fourth quarter of 2013 management determined it is more likely than not that a portion of the deferred tax assets will be realized; therefore, $300,000 of the valuation allowance has been released as of December 31, 2013. After considering the evidence with respect to the U.S. deferred tax assets, management determined that as of December 31, 2013, it continues to be more likely than not that the U.S. deferred tax assets will not be realized and has recorded a valuation allowance against all U.S. deferred tax assets.

The Company has a U.S. federal net operating loss carryforward at December 31, 2013, of approximately $87,100,000, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2018 through 2033. Included in the federal net operating loss is approximately $5,200,000 of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. Additionally, the Company has a research credit carryforward of approximately $2,600,000. These credits expire in years 2018 through 2033.

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

The Company also has a Swiss net operating loss carryforward at December 31, 2013, of approximately $33,700,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2014 through 2018, with approximately $33,300,000 expiring over the next three years.

As of December 31, 2013 and 2012, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

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

Stock Options

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan. Under the Plan, the maximum number of shares authorized for issuance is 15,000,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant. The term of each option is either 10 or 11 years and the options vest in varying periods. As of December 31, 2013, the Plan had 247,400 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of December 31, 2013 and the changes during the three years then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2010	7,657,876	1.18
Granted/Issued	972,409	1.75
Exercised	(750,063)	1.37		488,724
Cancelled/Forfeited	(94,550)	3.21

Outstanding at December 31, 2011	7,785,672	1.21
Granted/Issued	1,334,731	3.18
Exercised	(1,164,636)	1.20		2,620,360
Cancelled/Forfeited	(141,206)	4.06

Outstanding at December 31, 2012	7,814,561	1.49
Granted/Issued	1,129,380	3.99
Exercised	(981,385)	0.72		3,319,471
Cancelled/Forfeited	(264,664)	3.48

Outstanding at December 31, 2013	7,697,892	1.89	6.3	19,883,523

Exercisable at December 31, 2013	6,207,584	1.47	5.6	18,605,127

As of December 31, 2013, there was approximately $2,549,656 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock option expense recognized in 2013, 2012 and 2011 was approximately $1,364,000, $1,164,000 and $1,055,000, respectively. The per share weighted average fair value of options granted during 2013, 2012 and 2011 was estimated as $2.26, $1.64, $0.89, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock. The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2013	2012	2011
Risk-free interest rate	0.9%	0.7%	1.7%
Annualized volatility	62.0%	61.0%	59.0%
Weighted average expected life, in years	6.0	5.0	5.0
Expected dividend yield	0.0%	0.0%	0.0%

Option exercises during 2013, 2012 and 2011 resulted in proceeds of $692,348, $792,203 and $1,025,985, respectively, and in the issuance of 981,385, 965,597 and 750,063 shares of common stock, respectively. In 2012, 583,344 options were exercised under a cashless provision resulting in the issuance of 384,305 shares of common stock and no cash proceeds to the Company.

Warrants

Warrant activity is summarized as follows:

	Number of	Weighted
	Shares	Average Price ($)
Outstanding at December 31, 2010	17,685,059	1.56
Exercised	(4,107,759)	1.37
Cancelled	(3,502,016)	1.50

Outstanding at December 31, 2011	10,075,284	1.66
Exercised	(7,056,075)	1.53
Cancelled	(3,240)	2.00

Outstanding at December 31, 2012	3,015,969	1.98
Exercised	(1,470,869)	1.11
Cancelled	(1,000,000)	3.78

Outstanding at December 31, 2013	545,100	1.00

Warrant exercises during 2013, 2012 and 2011 resulted in proceeds of $1,634,490, $10,787,210 and $4,994,451, respectively, and in the issuance of 1,470,869, 7,056,075 and 3,725,272 shares of common stock, respectively.

Stock Awards

The employment agreements with certain members of executive management included performance-based incentives under which the executives could be awarded shares of common stock upon the occurrence of various triggering events. As of December 31, 2013, the time period for these potential awards had expired. There were 35,000 and 145,454 shares awarded under these agreements in 2012, and 2011, respectively.

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements. There were no discretionary grants of common stock in 2013, and grants in 2012 and 2011 totaled 60,000 and 368,267, respectively.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date. The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant. Expense recognized in connection with performance and discretionary stock awards was $8,722, $301,017 and $771,491 in 2013, 2012 and 2011, respectively.

A portion of the shares vested in 2013, 2012 and 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 30,153, 11,165 and 121,182 in 2013, 2012 and 2011, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $104,329, $28,916 and $233,291 in 2013, 2012 and 2011, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In addition to the shares granted to members of management and employees, at times directors receive a portion of their annual compensation in shares of Company common stock. Expense is recognized on a straight line basis over the one year period that the compensation is earned. Expense recognized in connection with shares granted to directors was $679,500, $560,000 and $46,500 in 2013, 2012 and 2011, respectively.

As of December 31, 2013, a total of 212,618 shares granted to directors were unvested. As of December 31, 2013, there was approximately $350,000 of total unrecognized compensation cost related to nonvested stock awards that is expected to be recognized over a weighted average period of approximately 5 months. The weighted average fair value of the shares granted in 2013 and 2012, excluding shares granted under the LTIP program, was $4.01 and $2.84 per share, respectively.

Long Term Incentive Program

The Company’s Board of Directors has approved a long term incentive program for the benefit of the Company’s senior executives. Pursuant to the long term incentive program, the Company’s senior executives have been awarded stock options and performance stock units with targeted values based on values granted by the Company’s peer group. In 2013, the program was modified such that the value of the annual award for each senior executive was delivered one-third in the form of performance stock units, one-third in the form of shares of restricted stock and one-third in the form of stock options. In prior years, two thirds of the value for each senior executive was delivered in the form of stock options and one third of the value was delivered in the form of performance stock units. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The restricted stock vests in three equal annual installments. Expense recognized in 2013 in connection with the restricted stock was $125,000. The performance stock unit awards made to the senior executives will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period of three years. Expense recognized in 2013 in connection with the performance stock unit awards for defined performance goals considered probable of achievement was $259,000. The performance stock unit awards and restricted stock granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock
	Number of Shares	Weighted Average Fair Value ($)	Number of Shares	Weighted Average Fair Value ($)
Outstanding at December 31, 2010	—	—	—	—
Granted	182,000	1.66	—	—
Vested	—	—	—	—
Forfeited/Expired	—	—	—	—

Outstanding at December 31, 2011	182,000	1.66	—	—
Granted	137,715	4.26	—	—
Vested	—	—	—	—
Forfeited/Expired	—	—	—	—

Outstanding at December 31, 2012	319,715	2.78	—	—
Granted	185,185	3.96	185,185	3.96
Vested	—	—	—	—
Forfeited/Expired	(98,237)	3.32	(29,461)	3.96

Outstanding at December 31, 2013	406,663	3.19	155,724	3.96

7. Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their annual compensation into the plan up to the IRS annual limits. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. For the years ended December 31, 2013, 2012 and 2011, the total number of employees enrolled in the plan has increased and the Company elected to make contributions to the plan totaling approximately $230,000, $173,000 and $109,000, respectively.

8. License Agreements

LEO Pharma Promotion and License Agreement

In November 2013 the Company entered into a promotion and license agreement with LEO Pharma (“LEO”). Under this agreement the Company granted LEO the exclusive right to promote OTREXUP™ to dermatologists for symptomatic control of severe recalcitrant psoriasis in adults in the U.S. LEO is responsible for promotion and marketing activities in dermatology and the Company is responsible for the supply of OTREXUP™ product and samples. The Company received from LEO a non-refundable upfront payment of $5.0 million, will receive a milestone payment of $5.0 million upon launch of the product and meeting other performance obligations and will receive a milestone payment of $10.0 million upon realizing a defined level of net sales in a calendar year. The Company will pay LEO a percentage of net sales generated in dermatology and will record the payments to LEO as sales and marketing expense.

The Company identified and evaluated a number of deliverables in the agreement and concluded that none of the deliverables have value on a stand-alone basis. As a result, these deliverables do not qualify for treatment as separate units of accounting. Accordingly, the deliverables have been accounted for as a single unit of accounting and each of the payments will be allocated to these deliverables and will be recognized as revenue over the 35 month estimated life of the agreement. The Company recognized revenue of approximately $571,000 in the year ended December 31, 2013, and recorded the $4,429,000 remaining portion of the upfront payment as deferred revenue at December 31, 2013.

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

Teva also received an option for rights in other territories. Under the agreement, the Company received an upfront payment, which was deferred, and will receive a milestone payment upon commercial launch. In addition, net profits will be split 50/50 between the Company and Teva. The term of the agreement is seven years from commercial launch, with automatic one year renewals.

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

In September 2006, the Company entered into a Supply Agreement with Teva. Pursuant to the agreement, Teva is obligated to purchase all of its needle-free delivery device requirements from Antares for hGH to be marketed in the United States. Antares was entitled to an upfront cash payment, milestone fees and royalty payments on Teva’s net sales, as well as a purchase price for each device sold. The upfront payment was recognized as revenue over the development period. The milestone fees and royalties will be recognized as revenue when earned. In 2009, Teva launched the Company’s Tjet needle-free device with their hGH Tev-Tropin®. In 2010, the Company received a milestone payment from Teva in connection with this agreement. The original term of this agreement extended through September 2013. In May 2013 the agreement was amended to provide for one year automatic renewals unless terminated by either party six months ahead of the expiring term.

In July 2006, the Company entered into an exclusive License Development and Supply Agreement with Teva. Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from Antares for an auto injector product containing epinephrine to be marketed in the United States and Canada. Antares was entitled to an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of their product. This agreement will continue until the later of July 2016 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval.

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

Ferring Agreements

On November 6, 2009, the Company entered into an Exclusive License Agreement with Ferring, under which the Company licensed certain of its patents and agreed to transfer know-how for its transdermal gel technology for certain pharmaceutical products. This agreement had no impact on the Company’s existing licenses, the transdermal clinical pipeline, or marketed products, including Gelnique 3%™, Nestragel™ (Nestorone®), and Elestrin®. Also on

November 6, 2009, in tandem with the execution of the Exclusive License Agreement, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ferring. Pursuant to the terms and conditions of the Purchase Agreement, Ferring purchased from the Company all of the assets, including equipment, fixtures, fittings and inventory, located at the Company’s research and development facility located in Allschwil, Switzerland (the “Facility”). Further pursuant to the terms and conditions of the Purchase Agreement, Ferring assumed the contractual obligations related to the Facility, including the real property lease for the Facility, and continued to employ the employees working at the Facility. The Company also entered into a Consultancy Services Agreement with Ferring for a period of 12 months, under which the Company provided services in connection with development of certain pharmaceutical products under the Exclusive License Agreement. Under these agreements the Company received upfront license fees, payments for assets and payments for services rendered under the consultancy agreement. In addition, the Company will receive milestone payments as certain defined milestones are achieved. The agreement is effective until the last to expire patent applicable under the agreement.

Although there were three separate agreements with Ferring, they were evaluated as a single arrangement for purposes of applying the applicable accounting standard. Payments received under the Exclusive License Agreement were recognized over the 12 month period of the Consultancy Services Agreement, as this is the period of time the Company was involved in development. Payments received in connection with milestones will be recognized when the milestone payment is received. The amount received from Ferring for the assets sold resulted in a gain, which was recorded in other income.

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

Under this agreement the Company received payments for certain manufacturing start-up activities and delivery of launch quantities, and has received and is entitled to receive future royalties on both the Company’s oxybutynin gel 3% product and Actavis’ oxybutynin gel product Gelnique® 10%, and will potentially receive sales based milestone payments. The milestone payment based on the achievement of regulatory approval was subject to reimbursement to Actavis if launch quantities were not delivered within a certain defined time period. Actavis assumed all responsibility for manufacture and supply of the product in 2013. The term of the agreement ends on the later of April 2024 or the expiration date of the last to expire patent.

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

ANI License Agreement (formerly BioSante)

In June 2000, the Company entered into an exclusive agreement to license four applications of its drug-delivery technology to ANI Pharmaceuticals (formerly BioSante Pharmaceuticals) in the United States, Canada, China, Australia, New Zealand, South Africa, Israel, Mexico, Malaysia and Indonesia (collectively, “the ANI Territories”). ANI will use the licensed technology for the development of hormone replacement therapy products. At the signing of the contract, ANI made an upfront payment to the Company, a portion of which, per the terms of the contract, was used to partially offset a later payment made to the Company as a result of an upfront payment received by ANI under a sublicense agreement. The initial upfront payment received by the Company was for the delivery of intellectual property to ANI. The term of the agreement ends on the later of the tenth anniversary of the first commercial sale of a product or the expiration date of the last to expire patent.

The Company will receive payments upon the achievement of certain milestones and will receive from ANI a royalty from the sale of licensed products. The Company will also receive a portion of any sublicense fees received by ANI.

In December 2009, ANI entered into a license agreement with Azur Pharma International II Limited (“Azur”), for Elestrin®. ANI has received payments from Azur which triggered sublicense payments to the Company. Because final regulatory approval for this product was obtained by ANI and Antares had no further obligations in connection with this product, the sublicense payments were recognized as revenue when received. Elestrin® is being marketed in the U.S. by Meda Pharma, who acquired the women’s health business from Jazz Pharmaceuticals (“Jazz”), who had previously acquired Azur. The Company has received royalties on sales of Elestrin®, which have been recognized as revenue when received.

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

Revenues by customer location are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
United States of America	$16,479,855	$16,964,635	$10,236,304
Europe	3,901,422	4,936,981	5,765,909
Other	237,223	673,962	456,279

	$20,618,500	$22,575,578	$16,458,492

Revenues by product type:

	For the Years Ended December 31,
	2013	2012	2011
Injection devices and supplies	$18,156,217	$12,642,537	$14,360,078
Transdermal gel products	2,462,283	9,933,041	2,098,414

	$20,618,500	$22,575,578	$16,458,492

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	2013	2012	2011
Teva	$13,559,541	$7,495,978	$8,175,990
Ferring	3,827,098	4,933,369	5,764,208
Actavis	1,489,942	6,770,635	1,024,240

The following summarizes significant customers comprising 10% or more of outstanding accounts receivable as of December 31:

	2013	2012
Teva	$436,632	$1,033,203
Ferring	562,576	622,885
Actavis	—	522,807

11. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2013:
Total revenues (1)	$4,528,222	$5,837,544	$5,507,824	$4,744,910
Gross profit (1)	2,501,079	2,356,862	2,503,222	4,060,107
Net loss	(3,408,448)	(5,103,256)	(6,359,957)	(5,635,115)
Net loss per common share (2)	(0.03)	(0.04)	(0.05)	(0.04)
Weighted average shares	126,106,713	126,462,677	127,162,064	127,835,641
2012:
Total revenues	$6,864,542	$4,523,942	$5,685,917	$5,501,177
Gross profit	4,873,711	1,992,831	2,389,428	3,799,136
Net loss	(74,394)	(2,807,072)	(3,534,239)	(5,011,745)
Net loss per common share (2)	(0.00)	(0.03)	(0.03)	(0.04)
Weighted average shares	103,658,571	104,551,742	108,961,792	123,436,025

(1)	Total revenues in the fourth quarter of 2013 included over $1.1 million more licensing and royalty revenue than in each of the prior three quarters, resulting in a higher gross profit as there were no associated costs with these revenues. Also impacting gross profit in the fourth quarter was development revenue having a higher gross profit than development revenue in prior quarters.
(2)	Net loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. This assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992).

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

Based on the Company’s assessment using the COSO (1992) criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

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

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

The following table provides information for our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	7,697,892	$1.89	247,400

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2014 annual meeting, and is incorporated herein by reference.

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

(3)	Item 601 Exhibits—see list of Exhibits below

(b)	Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 4.1 to Form S-3 on April 12, 2006 and incorporated herein by reference.)

3.2	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 19, 2008 and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 15, 2007 and incorporated herein by reference.)

3.4	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 28, 2013 and incorporated herein by reference.)

4.1	Form of Certificate for Common Stock (Filed as an exhibit to Form S-1/A on August 15, 1996 and incorporated herein by reference.)

4.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

4.3	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.55 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

4.4	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on July 24, 2009 and incorporated herein by reference).

4.5	Form of Warrant to Purchase Common Stock (Filed as Exhibit 4.1 to Form 8-K on September 18, 2009 and incorporated herein by reference).

4.6	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.2 to Form 8-K filed on July 24, 2009 and incorporated herein by reference).

4.7	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.1 to Form 8-K filed on September 18, 2009 and incorporated herein by reference).

4.8+	Antares Pharma, Inc. 2008 Equity Compensation Plan, as amended (Filed as Exhibit A to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the Commission on April 15, 2013 and incorporated herein by reference.)

10.0	Stock Purchase Agreement with Permatec Holding AG, Permatec Pharma AG, Permatec Technologie AG and Permatec NV with First and Second Amendments dated July 14, 2000 (Filed as an exhibit to Schedule 14A on December 28, 2000 and incorporated herein by reference.)

10.1	Third Amendment to Stock Purchase Agreement, dated January 31, 2001 (Filed as exhibit 10.1 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.2*	License Agreement with BioSante Pharmaceuticals, Inc., dated June 13, 2000 (Filed as exhibit 10.34 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)

10.3*	Amendment No. 1 to License Agreement with BioSante Pharmaceuticals, Inc., dated May 20, 2001 (Filed as exhibit 10.35 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)

10.4*	Amendment No. 2 to License Agreement with BioSante Pharmaceuticals, Inc., dated July 5, 2001 (Filed as exhibit 10.36 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)

10.5*	Amendment No. 3 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 28, 2001 (Filed as exhibit 10.37 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)

10.6*	Amendment No. 4 to License Agreement with BioSante Pharmaceuticals, Inc., dated August 8, 2002 (Filed as exhibit 10.38 to Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference.)

10.7*	License Agreement between Antares Pharma, Inc. and Ferring, dated January 21, 2003 (Filed as exhibit 10.47 to Form 8-K on February 20, 2003 and incorporated herein by reference.)

10.8	Office lease with The Trustees Under the Will and of the Estate of James Campbell, Deceased, dated February 19, 2004 (Filed as exhibit 10.65 to Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.9	First Amendment to Lease Agreement between James Campbell Company LLC and Antares Pharma, Inc., dated November 2, 2010. (Filed as exhibit 10.20 to Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.10	Form of Indemnification Agreement, dated February 11, 2008, between Antares Pharma, Inc. and each of its directors and executive officers (Filed as exhibit 10.1 to Form 8-K on February 13, 2008 and incorporated herein by reference.)

10.11+	Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (Filed as exhibit 10.1 to Form 8-K on February 14, 2006 and incorporated herein by reference.)

10.12+	Amendment to Senior Management Agreement with Robert F. Apple, dated November 12, 2008. (Filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.13+	Amendment 2012-1 to Senior Management Agreement with Robert F. Apple, dated December 14, 2012. (Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

10.14+	Employment Agreement, dated July 7, 2008 by and between Antares Pharma, Inc. and Dr. Paul K. Wotton (Filed as Exhibit 10.1 to Form 8-K on July 7, 2008 and incorporated herein by reference.)

10.15+	Amended and Restated Employment Agreement, dated November 12, 2008, by and between Antares Pharma, Inc. and Dr. Paul K. Wotton (Filed as Exhibit 10.1 to Form 10-Q on May 9, 2011 and incorporated herein by reference.)

10.16+	Amendment 2012-1 to Amended and Restated Employment Agreement, dated December 14, 2012, by and between Antares Pharma, Inc. and Dr. Paul K. Wotton. (Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

10.17+	Form of Performance Stock Unit Grant (Filed as Exhibit 10.1 to Form 8-K on May 23, 2011 and incorporated herein by reference.)

10.18+	Form of Performance Stock Unit Grant (Filed as Exhibit 10.1 to Form 8-K on July 12, 2012 and incorporated herein by reference.)

10.19+	Form of Performance Stock Unit Grant (Filed as Exhibit 10.1 to Form 10-Q on August 7, 2013 and incorporated herein by reference.)

10.20	Lease Agreement between Princeton South Investors, LLC and Antares Pharma, Inc., dated February 3, 2012 (Filed as exhibit 10.21 to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.)

10.21	First Amendment to Lease between Princeton South Investors, LLC and Antares Pharma, Inc., dated January 28, 2013. (Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

10.22	Second Amendment to Lease between Princeton South Investors, LLC and Antares Pharma, Inc., dated December 4, 2013. #

10.23	Lease Agreement between St. Paul Fire and Marine Insurance Company and Antares Pharma, Inc., dated December 20, 2013. #

21.1	Subsidiaries of the Registrant #

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm. #

31.1	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.##

32.2	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.##

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase #

101.LAB	XBRL Taxonomy Extension Label Linkbase #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase #

101.DEF	XBRL Taxonomy Extension Definition Linkbase #

*	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Ewing, State of New Jersey, on March 13, 2014.

ANTARES PHARMA, INC.

/s/ Paul K. Wotton
Dr. Paul K. Wotton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 13, 2014.

Signature	Title

/s/ Paul K. Wotton	President and Chief Executive Officer, Director
Dr. Paul K. Wotton	(Principal Executive Officer)

/s/ Robert F. Apple	Executive Vice President and Chief Financial Officer
Robert F. Apple	(Principal Financial and Accounting Officer)

/s/ Leonard S. Jacob	Director, Chairman of the Board
Dr. Leonard S. Jacob

/s/ Thomas J. Garrity	Director
Thomas J. Garrity

/s/ Jacques Gonella	Director
Dr. Jacques Gonella

/s/ Anton G. Gueth	Director
Anton G. Gueth

/s/ Eamonn P. Hobbs	Director
Eamonn P. Hobbs

/s/ Marvin Samson	Director
Marvin Samson

/s/ Robert P. Roche, Jr.	Director
Robert P. Roche, Jr.