Form 10-Q
period 2014-06-30
ANTARES PHARMA, INC.
filed 2014-08-07
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2014 was 130,468,648.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,017,975	$39,067,236
Short-term investments	15,004,886	24,014,305
Accounts receivable	3,065,166	1,034,492
Inventories	8,334,688	6,461,051
Deferred costs	1,062,054	375,773
Prepaid expenses and other current assets	1,030,785	1,706,678

Total current assets	69,515,554	72,659,535
Equipment, molds, furniture and fixtures, net	8,613,160	6,952,251
Patent rights, net	2,630,112	1,345,177
Goodwill	1,095,355	1,095,355
Long-term investments	—	6,008,169
Other assets	871,444	871,444

Total Assets	$82,725,625	$88,931,931

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,461,140	$6,378,712
Accrued expenses and other liabilities	8,419,221	5,453,075
Deferred revenue	7,306,921	4,531,220

Total current liabilities	22,187,282	16,363,007
Deferred revenue – long term	5,102,111	1,855,196

Total liabilities	27,289,393	18,218,203

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 200,000,000 shares; 130,300,648 and 128,740,604 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,303,006	1,287,406
Additional paid-in capital	245,974,789	243,375,465
Accumulated deficit	(191,188,271)	(173,295,941)
Accumulated other comprehensive loss	(653,292)	(653,202)

	55,436,232	70,713,728

Total Liabilities and Stockholders’ Equity	$82,725,625	$88,931,931

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product sales	$3,360,003	$4,512,891	$5,165,305	$7,005,367
Development revenue	1,788,401	588,164	3,209,550	1,381,874
Licensing revenue	928,350	68,662	1,856,479	138,007
Royalties	250,031	667,827	1,297,646	1,840,518

Total revenue	6,326,785	5,837,544	11,528,980	10,365,766
Cost of revenue:
Cost of product sales	1,846,193	3,182,767	2,863,630	4,610,408
Cost of development revenue	283,887	297,915	443,195	897,417

Total cost of revenue	2,130,080	3,480,682	3,306,825	5,507,825

Gross profit	4,196,705	2,356,862	8,222,155	4,857,941
Operating expenses:
Research and development	3,942,948	4,395,528	8,476,574	7,468,213
Sales and marketing	5,013,929	1,158,236	10,524,131	2,039,489
General and administrative	4,330,981	1,933,768	7,120,947	3,884,198

Total operating expenses	13,287,858	7,487,532	26,121,652	13,391,900

Operating loss	(9,091,153)	(5,130,670)	(17,899,497)	(8,533,959)
Other income (expense)	(6,572)	27,414	7,167	22,255

Net loss	$(9,097,725)	$(5,103,256)	$(17,892,330)	$(8,511,704)

Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.14)	$(0.07)

Basic and diluted weighted average common shares outstanding	130,051,896	126,462,677	129,855,169	126,285,677

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,097,725)	$(5,103,256)	$(17,892,330)	$(8,511,704)
Foreign currency translation adjustment	(2,281)	911	(90)	(18,444)

Comprehensive loss	$(9,100,006)	$(5,102,345)	$(17,892,420)	$(8,530,148)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,892,330)	$(8,511,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503,786	159,735
Stock-based compensation expense	1,203,596	882,598
Amortization of premiums and discounts	17,587	118,326
Changes in operating assets and liabilities:
Accounts receivable	(2,030,674)	(2,101,486)
Inventories	(1,873,637)	(27,741)
Prepaid expenses and other current assets	675,851	(381,289)
Deferred costs	(686,281)	(9,409)
Other assets	—	(11,844)
Accounts payable	(1,083,503)	2,316,452
Accrued expenses and other current liabilities	2,003,987	(132,324)
Deferred revenue	6,022,693	(1,001,353)

Net cash used in operating activities	(13,138,925)	(8,700,039)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(918,337)	(1,807,732)
Additions to patent rights	(252,580)	(89,778)
Proceeds from maturities of investment securities	15,000,000	3,000,000
Purchases of investment securities	—	(9,118,161)

Net cash provided by (used in) investing activities	13,829,083	(8,015,671)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,415,725	645,655
Taxes paid related to net share settlement of equity awards	(154,397)	(104,329)

Net cash provided by financing activities	1,261,328	541,326

Effect of exchange rate changes on cash and cash equivalents	(747)	(7,708)

Net increase (decrease) in cash and cash equivalents	1,950,739	(16,182,092)
Cash and cash equivalents:
Beginning of period	39,067,236	52,097,064

End of period	$41,017,975	$35,914,972

Noncash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$1,133,065	$—
Additions to patent rights recorded in accounts payable and accrued expenses	1,145,128	—

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

On October 14, 2013, the Company announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 announced the launch of OTREXUP™ and in February began detailing the product to health care professionals. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”) or children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. The Company has worldwide marketing rights for OTREXUP™. The Company commercializes OTREXUP™ in the U.S. for the treatment of RA and has provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.

The Company is also developing Vibex® QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency. In February 2014 the Company announced positive top line results from a clinical study evaluating the PK of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the VIBEX® QS T auto injector device in adult males with testosterone deficiency. The study results were considered positive in that most of the 39 patients enrolled achieved average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients. On July 22, 2014, the Company announced that the first patient was dosed in a Phase 3 double-blind, multiple-dose study to evaluate the efficacy and safety of QuickShot® Testosterone administered subcutaneously once each week to adult males with testosterone deficiency.

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

The Company also has a portfolio of gel-based products. Gelnique 3%™, the Company’s topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011, is currently being marketed by Actavis plc in the U.S. The Company has also entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong has the rights to commercialize the product in South Korea. The Company’s gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost. The fair value of all securities is determined by quoted market prices. At June 30, 2014 the short-term investments had a fair value of $15,012,573 and a carrying value of $15,004,886. At December 31, 2013 the short-term investments had a fair value of $24,021,522 and a carrying value of $24,014,305 and the long-term investments had a fair value of $6,007,851 and a carrying value of $6,008,169.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production and assembly operations are outsourced to third-party suppliers where substantially all of the Company’s inventory is located. Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations. The Company provides reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Inventories:
Raw material	$883,048	$1,056,054
Work in process	4,481,893	3,034,321
Finished goods	2,969,747	2,370,676

	$8,334,688	$6,461,051

Capitalized Patent Costs

The Company capitalizes external legal patent defense costs and costs for pursuing patent infringements when it determines that a successful outcome is probable and will lead to an increase in the value of the patent. The capitalized costs will be amortized over the remaining life of the related patent. If changes in the anticipated outcome were to occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of June 30, 2014 and December 31, 2013, $1.3 million and $0.1 million of external legal patent costs were capitalized, respectively.

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

The Company recognized $1,884,315 in OTREXUP™ product revenue from U.S. customers for the six months ended June 30, 2014, which is net of estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had a deferred revenue balance of $1,686,512 at June 30, 2014 for OTREXUP™ product shipments, which is net of estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs.

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

Chargebacks. Through June 30, 2014, the Company has been subject to a minimal amount of chargebacks. The Company expects to provide discounts primarily to authorized users of the Federal Supply Schedule (FSS) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current wholesale acquisition cost and the price the entity paid for the product. The Company will estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan. Under the Plan, the maximum number of shares authorized for issuance is 21,000,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant. The term of each option is either 10 (for US employees) or 11 (for Swiss employees) years and the options vest in varying periods. As of June 30, 2014, the Plan had 3,517,225 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

A summary of stock option activity under the Plan as of June 30, 2014, and the changes during the six months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2013	7,697,892	1.89
Granted	1,957,701	3.08
Exercised	(699,678)	1.24		2,283,341
Cancelled/Forfeited	(102,598)	3.29

Outstanding at June 30, 2014	8,853,317	2.19	6.7	6,928,338

Exercisable at June 30, 2014	5,904,809	1.63	5.3	6,925,243

Total recognized compensation expense for stock options was approximately $808,000 and $581,000 for the first six months of 2014 and 2013, respectively and was approximately $448,000 and $321,000 for the three month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $4,100,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.2 years.

The per share weighted average fair values of options granted during the first six months of 2014 and 2013 were estimated as $3.08 and $2.24 on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2014	2013
Risk-free interest rate	1.7%	0.7%
Annualized volatility	62.0%	62.5%
Weighted average expected life, in years	6.0	6.0
Expected dividend yield	0.0%	0.0%

In the first six months of 2014, 699,678 stock options with a weighted average exercise price of $1.24 were exercised which generated proceeds of $870,726 to the Company. In the first six months of 2013, 530,534 stock options with a weighted average exercise price of $0.72 were exercised which generated proceeds of $383,856 to the Company.

Stock Awards

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements. In the first quarter of 2014 there were 150,000 shares of common stock granted to members of executive management as bonus compensation for achievements in 2013. There were no discretionary grants of common stock in 2013 or in the second quarter of 2014.

Expense is recognized on a straight line basis over the vesting period and is based on the fair value of the stock on the grant date. The fair value of each stock award is determined based on the number of shares granted and the market price of the Company’s common stock on the date of grant.

In addition to the shares granted to members of management and employees, at times directors receive a portion of their annual compensation in shares of Company common stock. Expense is recognized on a straight line basis over the one year period that the compensation is earned. Expense recognized in connection with shares granted to directors was $343,000 and $266,000 in the six month period ended June 30, 2014 and 2013, respectively and was $163,000 and $83,000 in the three month periods ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, a total of 18,172 shares granted to one director were unvested, with approximately $13,000 of associated unrecognized compensation cost that is expected to be recognized over 2 months. The shares were granted in 2013 when the fair value was $4.54 per share.

Long Term Incentive Program (LTIP)

The Company’s Board of Directors has approved a long term incentive program for the benefit of the Company’s senior executives. Pursuant to the long term incentive program, the Company’s senior executives have been awarded stock options and performance stock units with targeted values based on values granted by the Company’s peer group. In 2014, the program was modified such that the value of the annual award for each senior executive was delivered 50% in the form of performance stock units, 25% in the form of shares of restricted stock and 25% in the form of stock options. In the prior year, 33% of the value for each senior executive was delivered in the form of stock options, 33% of the value was delivered in the form of performance stock units and 33% was delivered in the form of restricted stock. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The restricted stock vests in three equal annual installments. Expense recognized in the first six months of 2014 in connection with the restricted stock was approximately $100,000. The performance stock unit awards made to the senior executives will be vested and convert into actual shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period of three years. In connection with performance stock unit awards for defined performance goals considered probable of achievement, a net expense reduction of $48,000 was recognized in the first six months of 2014. The net expense reduction was primarily the result of the reversal of approximately $100,000 of expense associated with awards previously granted to the Company’s former CEO who resigned in June 2014. The performance stock unit awards and restricted stock granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock
	Number of Shares	Weighted Average Fair Value ($)	Number of Shares	Weighted Average Fair Value ($)
Outstanding at December 31, 2013	406,663	3.19	155,724	3.96
Granted	611,527	3.07	214,402	3.09
Vested	(75,000)	1.66	(51,907)	3.96
Forfeited/Expired	(75,000)	1.66	—	—

Outstanding at June 30, 2014	868,190	3.37	318,219	3.37

A portion of the shares that were granted as discretionary shares or under the LTIP program that vested in the first six months of 2014 and 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 38,768 and 30,153 in 2014 and 2013, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $154,397 and $104,329 in 2014 and 2013, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Warrants

In the first six months of 2014, the Company received proceeds of $545,000 from the exercise of 545,000 warrants. In the first six months of 2013, the Company received proceeds of $261,799 from the exercise of 234,541 warrants. There were 100 and 545,100 warrants outstanding at June 30, 2014 and December 31, 2013, respectively.

4.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 8,853,417 and 10,840,377 at June 30, 2014 and 2013, respectively. The table below discloses the basic and diluted loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,097,725)	$(5,103,256)	$(17,892,330)	$(8,511,704)
Basic and diluted wtd avg common shares outstanding	130,051,896	126,462,677	129,855,169	126,285,677

Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.14)	$(0.07)

5.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of injection devices and injection based pharmaceutical products as well as transdermal gel products.

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States of America	$4,572,808	$5,145,676	$8,487,467	$8,672,963
Europe	1,744,907	604,268	2,830,003	1,537,907
Other	9,070	87,600	211,510	154,896

	$6,326,785	$5,837,544	$11,528,980	$10,365,766

Revenues by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Injection devices and supplies	$6,118,212	$5,346,220	$10,924,994	$8,782,720
Transdermal products	208,573	491,324	603,986	1,583,046

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Teva	$1,856,526	$4,736,762	$4,304,813	$7,192,028
Ferring	1,744,912	529,943	2,830,008	1,463,582
LEO Pharma	857,143	—	1,714,286	—
Actavis	14,120	224,788	180,747	1,099,116

6.	License Agreements

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

The Company identified and evaluated a number of deliverables in the agreement and concluded that none of the deliverables have value on a stand-alone basis. As a result, these deliverables do not qualify for treatment as separate units of accounting. Accordingly, the deliverables have been accounted for as a single unit of accounting and each of the payments will be allocated to these deliverables and will be recognized as revenue over the 35 month estimated life of the agreement. The Company recognized revenue in the three and six month periods ended June 30, 2014 of approximately $857,000 and $1,714,000, respectively, and recorded deferred revenue of $7,714,000 at June 30, 2014 in connection with this agreement.

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

In the first quarter of 2014 Medac Pharma announced that it submitted an NDA to the FDA for an auto-pen containing methotrexate. On February 28, 2014, Antares filed a complaint against Medac Pharma and Medac GmbH (“Medac GmbH”, together with Medac Pharma, “Medac”), the parent company of Medac Pharma, in the United States District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto-injector and an auto-injector containing methotrexate. The complaint asserts that Medac Pharma’s NDA submission infringes, that Medac Pharma’s proposed product will infringe the Company’s patents, and that Medac Pharma should be enjoined from marketing its product. On March 14, 2014, Antares filed a motion for preliminary injunction seeking to enjoin Medac from selling its methotrexate auto-pen product if and when such product is approved for sale in the United States, pending the final resolution of the litigation. On April 18, an amended complaint was filed asserting four Antares patents, and the motion for preliminary injunction was updated. On July 10, 2014, the District Court denied Antares’ motion for preliminary injunction. The litigation is expected to proceed to a jury trial unless settled by the parties; a trial date has not been set. Antares has filed an appeal of the denial of the motion for preliminary injunction with the U.S. Court of Appeals for the Federal Circuit. During the six months ended June 30, 2014, a total of approximately $1,300,000 in legal costs in connection with this suit has been capitalized. However, there is no assurance of success with any patent litigation, and it could be costly and time consuming and depending on the ultimate outcome of the litigation may have an adverse effect on results of operations and OTREXUP™ market penetration. If the Company determines that the likelihood of a successful outcome of the entire action changes and becomes less than probable, the capitalized costs would be charged to expense in the period in which the change is determined.

On March 7, 2014, Medac filed suit against Antares, LEO Pharma and its parent company LEO Pharma A/S (together, the “LEO Entities”) in the United States District Court for the District of New Jersey, alleging that Antares and the LEO Entities infringe Medac’s U.S. Patent 8,664,231 (the “231 patent”) that was issued by the U.S. Patent and Trademark Office on March 4, 2014. The complaint states that the 231 patent relates to a concentration of more than 30mg/mL. Medac alleges that OTREXUP™ infringes the 231 patent, and demands that Antares and the LEO Entities be enjoined from making, using, selling, importing or offering OTREXUP™ and pay unspecified amounts of compensatory damages, treble damages and attorneys’ fees. The Company intends to defend itself vigorously. Under the terms of the promotion and license agreement between the Company and the LEO Entities, the Company agreed to indemnify the LEO Entities from claims that OTREXUP™ infringes the intellectual property rights of any third party. On July 1, 2014, Antares filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking an inter partes review of the 231 patent. The PTAB must decide whether to institute review by January 2, 2015. Legal costs in connection with this suit and the inter partes review are expensed as incurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization of OTREXUP™ (Vibex® MTX);

•	our expectations regarding product development of Vibex® QS T;

•	our expectations regarding continued product development with Teva;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow;

•	the ability to defend our intellectual property rights and the outcome of our pending litigation;

•	the impact of new accounting pronouncements and our expectations and estimates with regard to current accounting practices; and

•	our expectations regarding the year ending December 31, 2014.

Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major customers and partners;

•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities and our marketing capabilities;

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;

•	our inability to effectively protect our intellectual property;

•	costs associated with patent litigation;

•	the outcome of our ongoing litigation matters;

•	our inability to attract and retain key personnel;

•	regulatory changes or delays in the regulatory process;

•	adverse economic and political conditions; and

•	our inability to obtain additional financing, reduce expenses or generate funds when necessary.

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

On October 14, 2013 we announced the approval of OTREXUP™ (methotrexate) injection by the FDA, and in January 2014 we announced the launch of OTREXUP™ and in February began detailing the product to health care professionals. OTREXUP™ is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”) or children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. We have worldwide marketing rights for OTREXUP™ and commercialize OTREXUP™ on our own in the U.S. for the treatment of RA and we have provided LEO Pharma the exclusive right to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.

We are also developing Vibex® QS T for testosterone replacement therapy for men suffering from symptomatic testosterone deficiency. In February 2014 we announced positive top line results from a clinical study evaluating the PK of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the Vibex® QS T auto injector device in adult males with testosterone deficiency. The study enrolled 39 patients at nine investigative sites in the United States. The results are considered positive in that Vibex® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients. On July 22, 2014, we announced that the first patient was dosed in a Phase 3 double-blind, multiple-dose study to evaluate the efficacy and safety of QuickShot® Testosterone administered subcutaneously once each week to adult males with testosterone deficiency.

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

We also have a portfolio of gel-based products. Gelnique 3%™, our topical oxybutynin gel product for the treatment of overactive bladder (“OAB”), which was approved by the FDA in December 2011, is currently being marketed by Actavis plc in the U.S. We also entered into a licensing agreement with Daewoong Pharmaceuticals under which Daewoong has the rights to commercialize the product in South Korea. Our gel portfolio also includes Elestrin® (estradiol gel) currently marketed by Meda Pharma in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

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

We have reported a net loss of $17,892,330 for the six months ended June 30, 2014. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenues

Total revenue for the three and six-month periods ended June 30, 2014 were $6,326,785 and $11,528,980 compared to $5,837,544 and $10,365,766 in the same prior-year periods, respectively.

Product sales

Product sales were $3,360,003 and $5,165,305 in the three and six-month periods ended June 30, 2014, respectively, compared to $4,512,891 and $7,005,367 in the three and six-month periods ended June 30, 2013, respectively.

Sales of our reusable needle-free injector devices and disposable components, generated primarily from sales to Ferring and Teva, were $1,690,000 and $2,945,000 in the three and six-month periods ended June 30, 2014, respectively, and were $680,000 and $1,800,000 in the three and six-month periods ended June 30, 2013, respectively. Ferring uses our needle-free injector with their 4mg and 10mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. Teva uses our needle-free injector with the Tjet® injector system to administer their 5mg Tev-Tropin® brand hGH marketed in the U.S. We do not control our partners’ inventory levels of our hGH injectors or disposable components and this can cause significant fluctuations in product sales.

In the first half of 2014, we began recognizing product revenues from sales of OTREXUP™ made by us and by LEO Pharma under our license and promotion agreement. We began detailing OTREXUP™ to rheumatologists in February 2014 and LEO Pharma began detailing to dermatologists in mid-March 2014. For the three and six-month periods ended June 30, 2014 we recognized OTREXUP™ net product sales of $1,671,000 and $1,884,000, respectively, based on prescription data.

We sell OTREXUP™ in a package of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, our customers, at a wholesale acquisition cost, or gross sales price, of $548 per package as of June 30, 2014. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of OTREXUP™ to our customers until the right of return no longer exists, which occurs at the earlier of the time OTREXUP™ units are dispensed through patient prescriptions or expiration of the right of return.

We had a deferred revenue balance of $1,690,000 at June 30, 2014 for OTREXUP™ product shipments to wholesalers, which is net of estimated wholesaler fees, stocking allowances, prompt pay discounts, rebates and patient discount programs. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

Product sales in the first half of 2014 and 2013 also included $336,000 and $273,000, respectively, of sales of pre-commercial pen injector devices to Teva. Product sales in the second quarter and first half of 2013 included $3,560,000 and $4,126,000, respectively, of initial sales to Teva of our Vibex® auto injector for Teva’s generic epinephrine auto injector product. We anticipate shipping additional auto injectors to Teva for their generic epinephrine product in the later part of 2014. Product sales in the first half of 2013 also included $510,000 of sales of our topical oxybutynin gel 3% product to Actavis in connection with their marketing of Gelnique 3%. Product sales to Actavis ended after the first quarter of 2013, as Actavis assumed all manufacturing of Gelnique 3% as contracted. In addition, product revenue in the first half of 2013 included $300,000 of revenue that had previously been deferred.

Development revenue

Development revenue was $1,788,401 and $3,209,550 in the three and six-month periods ended June 30, 2014, respectively, compared to $588,164 and $1,381,874 in the same periods of the prior year. The revenue in each period was primarily related to the Teva auto injector and pen injector programs.

Licensing revenue

Licensing revenue was $928,350 and $1,856,479 in the three and six-month periods ended June 30, 2014, respectively, compared to $68,662 and $138,007 in the same periods of the prior year. The licensing revenue in 2014 was primarily due to revenue recognized in connection with payments received under our license and promotion agreement with LEO Pharma executed in November of 2013, which is being recognized over a 35 month period. The licensing revenue in 2013 was primarily due to recognition of revenue deferred in prior years under agreements with Ferring.

Royalty revenue

Royalty revenue was $250,031 and $1,297,646 in the three and six-month periods ended June 30, 2014, respectively, compared to $667,827 and $1,840,518 in the same periods of the prior year. We receive royalties from Teva and Ferring related to needle-free injector device sales and/or hGH sales, from Meda Pharma on sales of Elestrin® and from Actavis on sales of Gelnique 3%. The decrease year over year was primarily the result of receiving no royalties from Teva in the second quarter of 2014. Our royalties from Teva are based on Teva’s sales of their hGH drug, Tev-Tropin®. Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply), at the end of April and had halted sales of the drug earlier in the year. We do not know when Teva will resume sales of Tev-Tropin®. The decrease in royalty revenue was also the result of a reduction in royalties from Actavis in the second quarter of 2014.

Cost of Revenues and Gross Profit

The cost of product sales includes product acquisition costs from third party manufacturers, freight and indirect personnel and other overhead costs as well as reserves for excess, dated or obsolete commercial inventories and production manufacturing variances. For the three and six-month periods ended June 30, 2014, cost of product sales was $1,846,193 and $2,863,630, respectively, compared to $3,182,767 and $4,610,408 for the same periods of the prior year. Product gross margins were 45% and 29% in three-month periods ended June 30, 2014 and 2013, respectively, and were 45% and 34% for the six-month periods ended June 30, 2014 and 2013, respectively. The gross margin increase in 2014 compared to 2013 was primarily the result of a change in the mix of products sold. The product revenue in 2013 consisted primarily of sales to Teva of our Vibex® auto injectors for epinephrine, which generated a lower gross margin than our needle-free and OTREXUP™ products sold in 2014. The product gross margins for the three and six month periods ended June 30, 2014 were reduced by approximately 7% and 4%, respectively, as a result of an increase of $250,000 to the reserve for potential excess, dated or obsolete inventories.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Cost of development revenue was $283,887 and $443,195 for the three and six-month periods ended June 30, 2014, respectively, compared to $297,915 and $897,417 for the same prior-year periods. The development costs were primarily related to revenue recognized in connection with auto injector and pen injector development programs with Teva.

Research and Development

The majority of research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, and salaries and overhead costs. Research and development expenses were $3,942,948 and $8,476,574 in the three and six-month periods ended June 30, 2014, respectively, compared to $4,395,528 and $7,468,213 in the same periods of the prior year. The fluctuations in expenses in each period are primarily related to the timing of spending on OTREXUP™ development and development of our Vibex® QS T for testosterone replacement therapy.

Sales and Marketing

Sales and marketing expenses totaled $5,013,929 and $10,524,131 for the three and six-month periods ended June 30, 2014, respectively, compared to $1,158,236 and $2,039,489 in the same prior-year periods. Our sales and marketing expenses are related to marketing and promotion of OTREXUP™ and consist primarily of costs incurred with our third party contract sales organization, salaries and benefits of sales and marketing personnel, marketing and advertising costs, sample product costs, and consulting fees. The significant increase in expenses in the second quarter and first half of 2014 compared to 2013 was the direct result of the launch of OTREXUP™ in February 2014. Sales and marketing expenses in the second quarter and first half of 2013 were primarily related to OTREXUP™ market research and pre-commercialization activities.

General and Administrative

General and administrative expenses totaled $4,330,981 and $7,120,947 in the three and six-month periods ended June 30, 2014, respectively, compared to $1,933,768 and $3,884,198 in the same periods of the prior year. Our general and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, accounting, business development and internal support functions. In addition, general and administrative expenses include directors’ compensation, facility costs and professional fees for legal, consulting and accounting services. The increase in the second quarter and first half of 2014 compared to 2013 was due primarily to an increase in legal fees associated with the Medac litigation discussed in Note 8 to the consolidated financial statements, professional fees and personnel costs.

Liquidity and Capital Resources

At June 30, 2014, our cash and investments totaled $56,022,861, which consisted of cash and cash equivalents of $41,017,975 and short-term investments of $15,004,886. All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity. We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations. We do not currently have any bank credit lines.

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Net cash used in operating activities was $13,138,925 and $8,700,039 for the six months ended June 30, 2014 and 2013, respectively. The increase in cash used in operating activities in the first half of 2014 compared to 2013 was primarily the result of an increase in the net loss for the year of $9,380,626, which was significantly affected by the increase of $8,484,642 in sales and marketing expenses in connection with the launch of OTREXUP™. Additionally, in the first half of 2014 cash of $1,873,637 was used to build inventories and accounts receivable increased by $2,030,674. Partially offsetting these uses of cash was a $5.0 million milestone payment received from LEO Pharma recorded as an increase to deferred revenue.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $13,829,083 in the first six months of 2014, compared to net cash used in the first six months of 2013 of $8,015,671. Cash used for purchases of equipment, molds, furniture and fixtures was $918,337 in 2014 compared to $1,807,732 in 2013, primarily related to OTREXUP™ commercial molds and assembly equipment. Additions to patent rights were $252,580 in 2014 compared to $89,778 in 2013. In the first six months of 2014 and 2013 we received proceeds of $15,000,000 and $3,000,000, respectively, from the maturity of investment securities and in 2013 we used cash of $9,118,161 to purchase investment securities. The investment securities are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of 2014 and 2013 was $1,261,328 and $541,326, respectively. In the first six months of 2014 we received proceeds of $545,000 and $870,725 from the exercise of 545,000 warrants and 699,678 options, respectively. In the first six months of 2013 we received proceeds of $261,799 and $383,856 from the exercise of 234,541 warrants and 530,534 options, respectively. In the first six months of 2014 and 2013, total payments for employees’ income and employment tax obligations related to net share settlement of equity awards was $154,397 and $104,329, respectively.

Research and Development Programs

Our current research and development activities are primarily related to Vibex® QS T and device development projects.

Vibex® QS T. We are developing Vibex® QS T for self-administered weekly injections of testosterone enanthate in a preservative free formulation for men requiring testosterone replacement. The Vibex® QS T injector is based on our Vibex® QS auto injector system which offers a dose capacity of 1 mL and greater in a compact design. Vibex® QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion. Vibex® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The design also accommodates fast injection of highly-viscous drug products, such as testosterone, that stall less-powerful conventional auto injectors.

In September 2013, we announced that the first patients were dosed in a clinical study evaluating the PK of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the Vibex® QS T auto injector device in adult males with testosterone deficiency. The study enrolled 39 patients at nine investigative sites in the United States. We announced our top line results of this study on February 20, 2014. The results are considered positive in that Vibex® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Vibex® QS T was also safe and well tolerated by all dosed patients.

On July 22, 2014, we announced that the first patient was dosed in a Phase 3 double-blind, multiple-dose study to evaluate the efficacy and safety of testosterone administered subcutaneously with the Vibex® QS T auto injector once each week to adult males with testosterone deficiency. In addition to collecting PK, efficacy and safety information, the phase 3 study will also collect Actual Human Use experience with the device from the male patients that will receive Vibex® QS T for home use. The study will assess the safe usability of Vibex® QS T for self-administration following standardized training by site personnel and review of written instructions. Additional assessments will include reliability, ease of use, robustness of Vibex® QS T, as well as an evaluation of the effectiveness of the patient education tools, including written instructions for use. Approximately 150 patients will be enrolled in this study. Patients meeting all eligibility criteria will be assigned to receive a starting dose of QS T once weekly for six weeks. Adjustments to dose may be made at week seven based upon the week six pre-dose blood level. The efficacy of QS T and dose adjustment to regulate testosterone levels will be evaluated after 12 weeks of treatment. Upon completion of this phase, patients may remain on their optimized QS T dose and will be followed for an additional 40 weeks. Approximately 100 patients will be needed to complete collection of 26 weeks of safety data, and approximately 50 patients will be needed to complete collection of safety data.

We have incurred external costs of approximately $8,500,000 in connection with the Vibex® QS T program, of which approximately $4,100,000 was recognized as expense in 2014. We anticipate total spending on this program for development and capital equipment of approximately $13,000,000 in 2014.

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

As of June 30, 2014, excluding costs related to OTREXUP™ and Vibex® QS T, we have incurred total external costs of approximately $16,400,000 in connection with research and development activities associated with our auto and pen injectors, both with partners and on our own, of which approximately $1,600,000 was incurred in 2014. Costs incurred in connection with development programs with partners are generally initially deferred and are recognized as cost of development revenue when revenue is recognized. Approximately $12,800,000 of the total costs of $16,400,000 was initially deferred, of which approximately $11,700,000 has been recognized as cost of development revenue and $1,100,000 remains deferred as of June 30, 2014. This remaining deferred balance will be recognized as cost of development revenue over the same period as the related deferred revenue will be recognized.

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

Other research and development costs. In addition to the Vibex® QS T project and the Teva related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include salaries, administrative and other overhead costs of managing our research and development projects. Total other research and development costs were approximately $4,400,000 for the six months ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros. Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the period ended June 30, 2014 was not material.

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

In the first quarter of 2014 Medac Pharma announced that it submitted an NDA to the FDA for an auto-pen containing methotrexate. On February 28, 2014, Antares filed a complaint against Medac Pharma and Medac GmbH (“Medac GmbH”, together with Medac Pharma, “Medac”), the parent company of Medac Pharma, in the United States District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto-injector and an auto-injector containing methotrexate. The complaint asserts that Medac Pharma’s NDA submission infringes, that Medac Pharma’s proposed product will infringe the Company’s patents, and that Medac Pharma should be enjoined from marketing its product. On March 14, 2014, Antares filed a motion for preliminary injunction seeking to enjoin Medac from selling its methotrexate auto-pen product if and when such product is approved for sale in the United States, pending the final resolution of the litigation. On April 18, an amended complaint was filed asserting four Antares patents, and the motion for preliminary injunction was updated. On July 10, 2014, the District Court denied Antares’ motion for preliminary injunction. The litigation is expected to proceed to a jury trial unless settled by the parties; a trial date has not been set. Antares has filed an appeal of the denial of the motion for preliminary injunction with the U.S. Court of Appeals for the Federal Circuit.

On March 7, 2014, Medac filed suit against Antares, LEO Pharma and its parent company LEO Pharma A/S (together, the “LEO Entities”) in the United States District Court for the District of New Jersey, alleging that Antares and the LEO Entities infringe Medac’s U.S. Patent 8,664,231 (the “231 patent”) that was issued by the U.S. Patent and Trademark Office on March 4, 2014. The complaint states that the 231 patent relates to a concentration of more than 30mg/mL. Medac alleges that OTREXUP™ infringes the 231 patent, and demands that Antares and the LEO Entities be enjoined from making, using, selling, importing or offering OTREXUP™ and pay unspecified amounts of compensatory damages, treble damages and attorneys’ fees. The Company intends to defend itself vigorously. Under the terms of the promotion and license agreement between the Company and the LEO Entities, the Company agreed to indemnify the LEO Entities from claims that OTREXUP™ infringes the intellectual property rights of any third party. On July 1, 2014, Antares filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking an inter partes review of the 231 patent. The PTAB must decide whether to institute review by January 2, 2015.

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

Item 6.	EXHIBITS

(a)	Exhibit Index

Exhibit No.	Description

4.1+#	Antares Pharma, Inc. 2008 Equity Compensation Plan, as amended and restated, and approved by stockholders

10.1+#	Employment Agreement, dated April 25, 2014, by and between Antares Pharma, Inc. and Jennifer Evans Stacey

10.2+#	Employment Agreement, dated June 23, 2014, by and between Antares Pharma, Inc. and Eamonn P. Hobbs

10.3#	Form of Indemnification Agreement between Antares Pharma, Inc. and each of its directors and executive officers

10.4+#	Antares Pharma, Inc. Severance Plan, dated May 29, 2014

10.5+*#	Form of Performance Stock Unit Grant

31.1#	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1##	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Document

+	Indicates management contract or compensatory plan or arrangement.
*	Confidential portions of this document have been redacted and have been filed separately with the Securities and Exchange Commission.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

August 7, 2014	/s/ Eamonn Hobbs
Eamonn Hobbs
President and Chief Executive Officer

August 7, 2014	/s/ Robert F. Apple
Robert F. Apple
Executive Vice President and Chief Financial Officer