Form 10-Q
period 2015-06-30
ANTARES PHARMA, INC.
filed 2015-08-10
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 5, 2015 was 154,806,749.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$43,124,635	$34,028,889
Short-term investments	6,001,895	6,002,438
Accounts receivable	6,449,885	3,510,051
Inventories	5,465,568	5,859,924
Deferred costs	943,933	1,913,921
Prepaid expenses and other current assets	2,849,001	2,322,464

Total current assets	64,834,917	53,637,687

Equipment, molds, furniture and fixtures, net	13,558,628	10,828,741
Patent rights, net	2,700,722	2,885,024
Goodwill	1,095,355	1,095,355
Long-term investments	9,016,818	—
Other assets	326,184	325,955

Total Assets	$91,532,624	$68,772,762

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,762,221	$10,071,504
Accrued expenses and other liabilities	5,657,979	5,635,559
Deferred revenue	3,029,854	8,520,517

Total current liabilities	13,450,054	24,227,580

Deferred revenue – long term	738,800	3,349,026

Total liabilities	14,188,854	27,576,606

Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 200,000,000 shares; 154,806,749 and 131,743,365 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,548,068	1,317,433
Additional paid-in capital	293,215,156	249,032,066
Accumulated deficit	(216,741,976)	(208,447,656)
Accumulated other comprehensive loss	(677,478)	(705,687)

	77,343,770	41,196,156

Total Liabilities and Stockholders’ Equity	$91,532,624	$68,772,762

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Product sales	$5,840,034	$3,360,003	$10,463,164	$5,165,305
Development revenue	3,027,445	1,788,401	5,415,848	3,209,550
Licensing revenue	5,186,372	928,350	6,069,381	1,856,479
Royalties	366,540	250,031	820,035	1,297,646

Total revenue	14,420,391	6,326,785	22,768,428	11,528,980

Cost of revenue:
Cost of product sales	2,540,178	1,846,193	4,497,751	2,863,630
Cost of development revenue	2,167,916	283,887	3,885,072	443,195

Total cost of revenue	4,708,094	2,130,080	8,382,823	3,306,825

Gross profit	9,712,297	4,196,705	14,385,605	8,222,155

Operating expenses:
Research and development	4,568,732	3,942,948	8,946,713	8,476,574
Selling, general and administrative	6,605,030	9,344,910	13,642,320	17,645,078

Total operating expenses	11,173,762	13,287,858	22,589,033	26,121,652

Operating loss	(1,461,465)	(9,091,153)	(8,203,428)	(17,899,497)
Other income (expense)	(45,181)	(6,572)	(90,892)	7,167

Net loss	$(1,506,646)	$(9,097,725)	$(8,294,320)	$(17,892,330)

Basic and diluted net loss per common share	$(0.01)	$(0.07)	$(0.06)	$(0.14)

Basic and diluted weighted average common shares outstanding	144,650,269	130,051,896	138,233,155	129,855,169

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(1,506,646)	$(9,097,725)	$(8,294,320)	$(17,892,330)
Foreign currency translation adjustment	16,145	(2,281)	28,209	(90)

Comprehensive loss	$(1,490,501)	$(9,100,006)	$(8,266,111)	$(17,892,420)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,294,320)	$(17,892,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	768,931	503,786
Disposal of equipment	167,097	—
Stock-based compensation expense	1,650,918	1,203,596
Amortization of premiums and discounts	3,824	17,587
Changes in operating assets and liabilities:
Accounts receivable	(2,932,698)	(2,030,674)
Inventories	394,356	(1,873,637)
Prepaid expenses and other current assets	(508,362)	675,851
Deferred costs	969,988	(686,281)
Accounts payable	(4,052,526)	(1,083,503)
Accrued expenses and other current liabilities	76,220	2,003,987
Deferred revenue	(8,106,486)	6,022,693

Net cash used in operating activities	(19,863,058)	(13,138,925)

Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(4,091,319)	(918,337)
Additions to patent rights	(960,260)	(252,580)
Proceeds from maturities of investment securities	6,000,000	15,000,000
Purchases of investment securities	(15,037,675)	—

Net cash provided by (used in) investing activities	(14,089,254)	13,829,083

Cash flows from financing activities:
Proceeds from issuance of common stock, net	43,115,000	—
Proceeds from exercise of stock options and warrants	—	1,415,725
Taxes paid related to net share settlement of equity awards	(67,924)	(154,397)

Net cash provided by financing activities	43,047,076	1,261,328

Effect of exchange rate changes on cash and cash equivalents	982	(747)

Net increase in cash and cash equivalents	9,095,746	1,950,739
Cash and cash equivalents:
Beginning of period	34,028,889	39,067,236

End of period	$43,124,635	$41,017,975

Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$423,360	$1,133,065

Additions to patent rights recorded in accounts payable and accrued expenses	$47,287	$1,145,128

Supplemental disclosure of non-cash financing activities:
Expenses incurred in connection with issuance of common stock recorded in accounts payable and accrued expenses	$323,087	$—

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is an emerging, specialty pharmaceutical company focusing on the development and commercialization of self-administered parenteral pharmaceutical products and technologies. The Company has numerous partnership arrangements with several industry leading pharmaceutical companies, as well as multiple internal product development programs.

The Company develops and manufactures, for itself and with its partners, novel, pressure-assisted injector devices, with and without needles, which allow patients to self-inject drugs. It makes a reusable, needle-free spring action injection device which is marketed through its partners for use with human growth hormone (hGH). The Company has also developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the Vibex® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and generic injectables. Additionally, the Company developed a disposable multi-dose pen injector for use with standard cartridges, and has a portfolio of gel-based products which are commercialized through various partners.

In February 2014, the Company launched its product OTREXUP™ (methotrexate) injection, which is the first subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector approved by the U.S. Food and Drug Administration (“FDA”). OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis (“psoriasis”). To date, Antares has received FDA approval for dosage strengths of 7.5 mg, 10 mg, 15 mg, 20 mg and 25 mg of OTREXUP™.

The Company has other products at various stages of development and approval. Antares is developing Vibex®Sumatriptan for the acute treatment of migraines and has begun commercial scale tooling and mold fabrication in anticipation of a potential approval and launch. The Company is currently conducting clinical studies of Vibex® QuickShot® Testosterone (“QS T”), for testosterone replacement therapy, and has also initiated manufacturing development work for QS M, a combination product for an undisclosed central nervous system indication.

The Company has formed significant strategic alliances with several leading pharmaceutical companies, including Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), and JCR Pharmaceuticals Co., Ltd. (“JCR”). Through these relationships, the company develops and applies its drug delivery systems in collaborations with the pharmaceutical partners to enhance the partners’ drug compounds and delivery methods.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because of the Company’s positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost and the fair value of all securities is determined by quoted market prices. At June 30, 2015 and December 31, 2014, the Company’s short-term investments had a carrying value of $6,001,895 and $6,002,438, respectively. As of June 30, 2015, the Company had long-term investments with a carrying value of $9,016,818, and held no long-term investments as of December 31, 2014. The carrying value of the Company’s short-term and long-term investments as of June 30, 2015 and December 31, 2014, approximated fair value.

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

	June 30,	December 31,
	2015	2014
Inventories:
Raw material	$388,499	$461,396
Work in process	3,243,499	3,896,837
Finished goods	1,833,570	1,501,691

	$5,465,568	$5,859,924

Capitalized Patent Costs

The Company capitalizes external legal patent defense costs and costs for pursuing patent infringements when it determines that a successful outcome is probable and will lead to an increase in the value of the patent. The capitalized costs are amortized over the remaining life of the related patent. If changes in the anticipated outcome were to occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined. As of June 30, 2015 and December 31, 2014, approximately $1,800,000 in external legal patent defense costs were capitalized within patent rights, net.

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

The Company recognized $3,346,094 and $6,350,403 in OTREXUP™ product revenue for the three and six months ended June 30, 2015, respectively, as compared to $1,671,470 and $1,884,315 for the three and six months ended June 30, 2014, which is presented net of product allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had deferred revenue balances of $986,517 and $1,061,947 at June 30, 2015 and December 31, 2014, respectively, for OTREXUP™ product shipments, which is net of product sales allowances.

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

Chargebacks. Through June 30, 2015, the Company has been subject to a minimal amount of chargebacks. The Company expects to provide discounts primarily to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current wholesale acquisition cost and the price the entity paid for the product. The Company will estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

3.	Licensing Agreements and Contractual Arrangements

The Company has entered into multiple license agreements for its devices with Teva. The Company’s development projects in collaboration with Teva include VIBEX® epinephrine, an exenatide multi-dose pen, and another undisclosed multi-dose pen. In December 2014, Teva submitted the final amendment to the VIBEX® epinephrine ANDA, and FDA accepted Teva’s filing of an ANDA in October 2014 for exenatide, formerly referred to as Teva “Pen 2”.

Antares is also developing VIBEX® Sumatriptan for the acute treatment of migraines which, if approved will be distributed by Teva. The Company received a complete response letter from the FDA regarding its Abbreviated New Drug Application (“ANDA”) for VIBEX® Sumatriptan, providing revisions to labelling and citing minor deficiencies. The Company submitted its response to the FDA in March, 2015, and received a second complete response letter from the FDA primarily requesting additional labeling revisions, to which it responded in July 2015. Commercial scale tooling and mold fabrication has begun in anticipation of potential approval and launch.

The Company also makes a reusable, needle-free, spring-action injector device, which is marketed for use with human growth hormone, hGH, through licenses to its pharmaceutical partners Ferring and JCR, which generates product sales and royalties. Ferring commercializes the Company’s needle-free injection system with their 4 mg and 10 mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X worldwide. Ferring purchased the U.S. rights to TEV-TROPIN® (Teva’s hGH), and Tjet® from Teva in December 2014. In March 2015, Ferring received FDA approval of a name change enabling TEV-TROPIN® to be marketed in the U.S. as ZOMACTON™ (somatropin [rDNA origin]) for injection and the Tjet® needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™. Also in March 2015, Ferring received approval from the FDA to market the 10 mg needle free injector device which, along with certain consumables, is supplied by Antares to Ferring. Distribution of growth hormone injectors occurs in the U.S., Europe, Japan and other Asian countries through pharmaceutical company relationships.

Antares has a portfolio of gel-based products which are marketed through licensing agreements. Actavis plc (“Actavis”) is currently marketing Gelnique® (oxybutynin chloride), 3% gel, which is indicated in the U.S. for the treatment of overactive bladder. Elestrin® (estradiol gel) is currently marketed by Meda Pharmaceuticals, Inc. (“Meda”) in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

LEO Pharma Promotion and License Agreement

In November 2013, the Company entered into a promotion and license agreement with LEO Pharma (“LEO”), under which the Company granted LEO the exclusive right to promote OTREXUPTM to dermatologists for symptomatic control of psoriasis in adults in the U.S. The Company received a non-refundable upfront payment of $5,000,000 and a subsequent milestone payment of $5,000,000 pursuant to the terms of the agreement. The deliverables in the agreement were accounted for as a single unit of accounting, and the $10,000,000 in total payments received were recorded as deferred revenue and were being amortized to licensing revenue over a three-year period.

Effective June 23, 2015, the agreement with LEO was terminated and the Company regained the exclusive U.S. marketing rights to OTREXUP™. As a result, the Company recognized the remaining unamortized balance of the deferred revenues related to this arrangement in the second quarter of 2015. The Company recognized revenue of $6,000,000 and $1,714,286 for the six month periods ended June 30, 2015 and 2014, respectively, and $5,142,857 and $857,143 for the three month periods ended June 30, 2015 and 2014, respectively, related to the LEO agreement. Deferred revenue in connection with this agreement totaled $6,000,000 at December 31, 2014 and zero as of June 30, 2015.

4.	Stockholders’ Equity

On May 11, 2015, the Company completed an underwritten offering of 23,000,000 shares of its common stock at a price to the public of $2.00 per share. The Company received net proceeds of approximately $42.8 million after deducting underwriting discounts, commissions and offering expenses paid by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes including business development, in-licensing and acquisitions.

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan. The maximum number of shares authorized for issuance under the Plan is 21,000,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant. The term of each option is ten years and the options typically vest in quarterly installments over a three-year period. As of June 30, 2015, the Plan had 365,599 shares available for grant.

Stock Options

A summary of stock option activity under the Plan as of June 30, 2015, and the changes during the six months then ended is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2014	7,245,485	2.25
Granted	2,801,510	2.23
Exercised	—	—		—
Cancelled/Forfeited	(170,754)	3.19

Outstanding at June 30, 2015	9,876,241	2.22	7.2	2,818,000

Exercisable at June 30, 2015	5,657,117	2.04	5.4	2,818,000

The per share weighted average fair values of all options granted during the first half of 2015 and 2014 were estimated as $1.10 and $3.08, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. Expected volatilities are based on the historical volatility of the Company’s stock price. The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2015	2014
Risk-free interest rate	1.3%	1.7%
Annualized volatility	53.8%	62.0%
Weighted average expected life, in years	6.0	6.0
Expected dividend yield	0.0%	0.0%

There were no stock option exercises in the first six months of 2015. In the first six months of 2014, 699,678 stock options with a weighted average exercise price of $1.24 were exercised which generated proceeds of $870,726 to the Company.

Total recognized compensation expense for stock options was $1,411,005 and $807,727 for the first six months of 2015 and 2014, respectively and totaled $770,214 and $447,831 for the three month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $4,557,345 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.16 years.

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

The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments. The PSU awards made to the senior executives vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period of three years.

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2014	463,542	3.08	231,124	3.07
Granted	664,391	2.09	664,391	2.18
Vested	—		(80,781)	3.11
Forfeited/Expired	(40,453)	3.09	(13,485)	3.09

Outstanding at June 30, 2015	1,087,480	2.59	801,249	2.33

In 2015 and 2014, the LTIP awards include PSUs that will be earned based on the Company’s total shareholder return (“TSR”) as compared to the Nasdaq Biotechnology Index (“NBI”) at the end of the performance period, which performance period is January 1, 2014 to December 31, 2016 for the 2014 award and January 1, 2015 to December 31, 2017 for the 2015 award. Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PSUs granted. The fair values of the TSR PSUs granted in May 2015 and 2014 was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	2015 Award	2014 Award
Closing stock price on grant date	$2.18	$3.09
Performance period starting price	$2.57	$4.08
Term of award (in years)	2.59	2.59
Volatility	60.45%	50.87%
Risk-free interest rate	0.83%	0.61%
Expected dividend yield	0.00%	0.00%
Fair value per TSR PSU	$1.71	$2.64

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of the Company’s common stock and the common stocks of the NBI companies and stock price volatilities of the NBI companies. The fair value of the target number of shares that can be earned under the TSR PSUs is being recognized as compensation expense over the performance period.

Total compensation expense recognized in connection with PSU awards totaled $62,638 in the first six months of 2015. The Company recognized a net expense reduction of $47,955 in the first six months of 2014 due to the forfeiture of PSU awards in connection with the departure of the former CEO. Compensation expense recognized in the first six months of 2015 and 2014 in connection with the RSUs was $177,275 and $100,752, respectively.

Shares issued in connection with PSU and RSU awards that vested in the first half of 2015 and 2014 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to satisfy tax obligations were 29,914 and 38,768 in the six months ended June 30, 2015 and 2014, respectively, and were based on the fair value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $67,924 and $154,397 in the six months ended June 30, 2015 and 2014, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Warrants

In the first six months of 2014, the Company received proceeds of $545,000 from the exercise of 545,000 warrants. There were no warrants outstanding at June 30, 2015 or December 31, 2014.

Stock Awards

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements. There were no discretionary grants of common stock in the first six months of 2015. In the first six months of 2014, there were 150,000 shares of common stock granted to members of executive management as bonus compensation for achievements in 2013.

In addition to the shares granted to members of management and employees, at times directors receive a portion of their annual compensation in shares of Company common stock. In 2015 and 2014, no shares were granted to the directors, as all directors’ compensation was paid in cash and stock options. Expense is recognized on a straight line basis over the one-year period in which the compensation is earned. Expense recognized in connection with shares granted to directors in 2013 was $163,456 and $343,073 for the three and six month periods ended June 30, 2014, respectively.

5.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. Potentially dilutive stock options and warrants excluded from dilutive loss per share because their effect was anti-dilutive totaled 9,876,241 and 8,853,417 at June 30, 2015 and 2014, respectively.

6.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of injection devices and injection based pharmaceutical products as well as transdermal gel products.

Revenues by customer location are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States of America	$13,552,664	$4,572,808	$20,315,440	$8,487,467
Europe	828,651	1,744,907	2,300,067	2,830,003
Other	39,076	9,070	152,921	211,510

	$14,420,391	$6,326,785	$22,768,428	$11,528,980

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Teva	$4,796,402	$1,856,526	$7,129,217	$4,304,813
LEO Pharma	5,142,857	857,143	6,000,000	1,714,286
McKesson (1)	1,435,196	603,431	3,334,901	656,835
AmerisourceBergen (1)	1,393,527	587,520	2,268,672	659,807
Ferring	828,651	1,744,912	2,300,067	2,830,008

(1)	Represents estimated revenue based on OTREXUP™ shipments, a portion of which has not been recognized as revenue but is recorded in deferred revenue at the end of each period as discussed in Note 2 to the Consolidated Financial Statements.

7.	Legal Proceedings

In the first quarter of 2014, medac Pharma, Inc. (“Medac Pharma”) announced that it submitted a New Drug Application (“NDA”) to the FDA for an auto-pen containing methotrexate. On February 28, 2014, Antares filed a complaint against Medac Pharma and medac GmbH, the parent company of Medac Pharma, (medac GmbH, together with Medac Pharma, “Medac”) in the U.S. District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto injector and an auto injector containing methotrexate. On March 14, 2014, Antares filed a motion for preliminary injunction seeking to enjoin Medac from selling its methotrexate auto-pen product if and when such product is approved for sale in the United States, pending the final resolution of the litigation. On April 18, 2014 an amended complaint was filed asserting four Antares patents, and the motion for preliminary injunction was updated. On July 10, 2014, the District Court denied Antares’ motion for preliminary injunction. Antares filed an appeal of the denial of the motion for preliminary injunction with the U.S. Court of Appeals for the Federal Circuit, and in February 2015, that motion was denied. In 2014, a total of approximately $1,800,000 in legal costs in connection with this suit was capitalized.

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

In April 2015, Antares, Medac and the LEO Entites entered into a settlement agreement pursuant to which all of the proceedings related to Antares’ and Medac’s respective patents mentioned above and the proceeding pending before the Technical Board of Appeal of the European Patent Office were dismissed. The settlement agreement also provides for a royalty-free cross-license under the patents-named in-the proceedings and their families allowing the manufacture and sale of OTREXUP™ (methotrexate) injection and RASUVO™ in and for the U.S. As a result, the $1,800,000 million of capitalized legal patent defense costs will continue to be amortized over the estimated useful life of the patents.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization of OTREXUP™ (methotrexate) injection for subcutaneous use;

•	our expectations regarding product development and potential approval by the United States (“U.S.”) Food and Drug Administration (“FDA”) of Vibex® QuickShot® (“Vibex® QS T”) (testosterone injection);

•	our expectations regarding continued product development with Teva Pharmaceutical Industries, Ltd. (“Teva”);

•	our expectations regarding product development and potential FDA approval of Vibex® Sumatriptan (sumatriptan injection);

•	our expectations regarding product development and potential FDA approval of Vibex® epinephrine pen (“epinephrine auto injector”) and Teva’s ability to successfully commercialize the epinephrine auto injector;

•	our expectations regarding trends in pharmaceutical drug delivery characteristics;

•	our anticipated continued reliance on contract manufacturers to manufacture our products;

•	our sales and marketing plans;

•	product development and commercialization plans regarding our other products and product candidates;

•	our plans regarding potential manufacturing and marketing partners;

•	our future cash flow and our ability to support our operations;

•	the impact of new accounting pronouncements and our expectations and estimates with regard to current accounting practices; and

•	our expectations regarding the year ending December 31, 2015.

Forward-looking statements involve known and unknown risks, uncertainties and achievements, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;

•	a decrease in business from our major customers and partners;

•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities and our marketing capabilities;

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;

•	our inability to effectively protect our intellectual property;

•	costs associated with future litigation and the outcome of such litigation;

•	our inability to attract and retain key personnel;

•	regulatory changes or delays in the regulatory process;

•	adverse economic and political conditions; and

•	our inability to obtain additional financing, reduce expenses or generate funds when necessary.

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

We develop and manufacture for ourselves and with partners, novel, pressure-assisted injectors, with and without needles, which allow patients to self-inject drugs. We make a reusable, needle-free spring action injection device which is marketed through our partners for use with human growth hormone (hGH). We have developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the Vibex® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and generic injectables. Additionally, we have developed a disposable multi-dose pen injector for use with standard cartridges, and have a portfolio of gel-based products that are commercialized through various partners.

In February 2014, we launched our product OTREXUP™ (methotrexate) injection, which is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector. OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis (“psoriasis”). To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 15 mg, 20 mg and 25 mg of OTREXUP™. We have worldwide marketing rights for OTREXUP™ and commercialize OTREXUP™ on our own in the U.S. for the treatment of RA. We previously provided LEO Pharma A/S (“LEO Pharma”) an exclusive license to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis. As discussed in Note 3 to the Consolidated Financial Statements, the agreement with LEO Pharma was terminated effective June 23, 2015, at which time we regained the exclusive marketing rights in the U.S. for the treatment of psoriasis.

We have formed significant strategic alliances with several leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), and JCR Pharmaceuticals Co., Ltd. (“JCR”). Through these relationships, we develop and apply our drug delivery systems in collaborations with the pharmaceutical partners to enhance the partners’ drug compounds and delivery methods.

We make a reusable, needle-free, spring-action injector device known as the Tjet® and Zomajet®, which is marketed for use with human growth hormone (“hGH”). We have achieved distribution of our devices for use with hGH through licensing arrangements with our pharmaceutical partners Ferring and JCR, resulting in product sales and royalties for the company. Ferring commercializes our needle-free injection system with their 4 mg and 10 mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X worldwide. Ferring purchased the U.S. rights to TEV-TROPIN® (Teva’s hGH) and Tjet®, in December 2014 from Teva. In March 2015, Ferring received FDA approval of a name change enabling TEV-TROPIN® to be marketed in the U.S. as ZOMACTON™ (somatropin [rDNA origin]) for injection and the Tjet® needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™. Also in March 2015, Ferring received approval from the FDA to market the 10 mg needle free injector device which, along with certain consumables, is supplied by Antares to Ferring. Distribution of growth hormone injectors occurs in the U.S., Europe, Japan and other Asian countries through our pharmaceutical company relationships.

We have a pipeline of other products at various stages of development and approval. We are currently conducting clinical studies of Vibex® QS T, for testosterone replacement therapy, and on February 25, 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in the Company’s ongoing, multi-center, phase 3 clinical study (QST-13-003) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males. We have also initiated manufacturing development work for QS M, a combination product for an undisclosed central nervous system (“CNS”) indication.

Our development projects in collaboration with Teva include VIBEX® epinephrine, an exenatide multi-dose pen, and another undisclosed multi-dose pen. In December 2014, Teva submitted the final amendment to the VIBEX® epinephrine pen ANDA, and FDA accepted Teva’s filing of an ANDA in October 2014 for exenatide, formerly referred to as Teva “Pen 2”.We are also developing VIBEX® Sumatriptan for the acute treatment of migraines, which if approved, will be sold by Teva. In January 2015, we received a complete response letter from FDA regarding our Abbreviated New Drug Application (“ANDA”) for VIBEX® Sumatriptan, providing revisions to labelling and citing minor deficiencies, and we submitted our response to FDA in March 2015. We received a second complete response letter from the FDA, primarily requesting additional labeling revisions, and submitted our response in July 2015. We have begun commercial scale tooling and mold fabrication in anticipation of potential approval and launch.

We also have a portfolio of gel-based products which are commercialized through various partners, including an oxybutynin gel product, Gelnique® (oxybutynin chloride), 3% gel, for the treatment of overactive bladder (“OAB”) which is currently marketed in the U.S. through a licensing agreement with Actavis plc. (“Actavis”). Elestrin® (estradiol gel) is currently marketed by Meda Pharmaceuticals, Inc. (“Meda”) in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

Results of Operations

We reported a net loss of $1,506,646 and $8,294,320 for the three and six month periods ended June 30, 2015, respectively. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The following is an analysis and discussion of our operations for the three and six months ended June 30, 2015 as compared to the same periods in 2014.

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OTREXUP™	$3,346,094	$1,671,470	$6,350,403	$1,884,315
Needle-free injector devices and components	724,982	1,688,533	2,145,735	2,945,004
Auto injector and pen injector devices	1,768,958	—	1,967,026	335,986

Total product sales	5,840,034	3,360,003	10,463,164	5,165,305
Development revenue	3,027,445	1,788,401	5,415,848	3,209,550
Licensing revenue	5,186,372	928,350	6,069,381	1,856,479
Royalties	366,540	250,031	820,035	1,297,646

Total revenue	$14,420,391	$6,326,785	$22,768,428	$11,528,980

Total revenues for the three and six month periods ended June 30, 2015 grew to $14,420,391 and $22,768,428, respectively, as compared to $6,326,785 and $11,528,980 for the three and six month periods ended June 30, 2014, respectively, representing an overall growth in total revenue of 128% and 97% for the three and six month periods, respectively, as compared to the same periods in the prior year. Below is a detailed discussion of the components of revenue.

OTREXUP™

In 2014, we began recognizing OTREXUP™ product revenue. We began detailing OTREXUP™ to rheumatologists in February 2014, and LEO Pharma began detailing to dermatologists in March 2014. In June 2015, our license and promotion arrangement with LEO was terminated and we regained the exclusive rights to market OTREXUP™ in the U.S. We sell OTREXUP™ in a package of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, our customers. Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of OTREXUP™ to our customers until the right of return no longer exists, which occurs at the earlier of the time OTREXUP™ units are dispensed through patient prescriptions or expiration of the right of return.

For the three and six month periods ended June 30, 2015, we recognized $3,346,094 and $6,350,403, respectively related to the sale of our product OTREXUP™ based on prescription data. Sales of OTREXUP™ increased $1,674,624, or 100%, and $4,466,088, or 237% for the quarter and six month periods ended June 30, 2015, respectively, as compared with sales in the same periods in 2014. The increase in sales is a result of an increase in our sales force and marketing efforts.

We had deferred revenue of $986,517 and $1,061,947 at June 30, 2015 and December 31, 2014, respectively, for OTREXUP™ product shipments to wholesalers, which is net of product sales allowances. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

Needle-free injector devices and components

Our revenues from reusable needle-free injector devices and disposable components are generated primarily from sales to Ferring and decreased by $963,551 (57%) and $799,269 (27%) for the three and six month periods ended June 30, 2015, respectively as compared to the same periods in 2014. Ferring uses our needle-free injector with their 4 mg and 10 mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia. In the fourth quarter of 2014, Ferring purchased the U.S. rights to Tev-Tropin® from Teva. Teva used our Tjet® needle-free device with their 5 mg hGH Tev-Tropin® marketed in the U.S. In April 2014, Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply) and had halted sales of the drug earlier that year. The recall had a negative effect on the level of product sales to Teva. In March 2015, Ferring received FDA approval of a name change enabling its newly acquired recombinant human growth hormone to be marketed in the U.S. as ZOMACTON™ (somatropin [rDNA origin]) for injection, and the needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™. Also in March 2015, Ferring received approval from the FDA to market the 10 mg needle free injector device. Ferring launched ZOMACTON™ in the U.S. in the second quarter of 2015 and the ZOMA-Jet™ needle-free devices are expected to be available later in 2015. However, we do not control our partners’ inventory levels of our hGH injectors or disposable components and this can cause significant fluctuations in product sales.

Auto injector and pen injector devices

Product sales from auto injector and pen injector devices totaled $1,768,958 and $1,967,026 for the quarter and six months ended June 30, 2015, and included $1,761,593 in connection with shipments of auto injectors to Teva for use with their generic epinephrine product in anticipation of a possible launch. Amounts recognized in the six month periods ended June 30, 2015 and 2014 also included sales of $187,500 and $335,987, respectively, of pre-commercial pen injector devices to Teva for use with an undisclosed product (Pen 1).

Development revenue

Development revenues typically represent amounts earned under arrangements with partners in which we develop new products on their behalf. Frequently, we receive payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables. Development revenue totaled $5,415,848 and $3,209,550 for the six months ended June 30, 2015 and 2014, respectively and $3,027,445 and $1,788,401 for the three month periods ended June 30, 2015 and 2014, respectively. The development revenue for each period presented was primarily related to the Teva auto injector and pen injector programs.

Licensing Revenue

Licensing revenue represents amounts recognized in connection with up-front or milestone payments received from partners that are initially deferred and recognized over the estimated term of the agreement. We recognized $5,186,372 and $6,069,381 for the three and six months ended June 30, 2015, respectively as compared with $928,350 and $1,856,479 for the three and six month periods and June 30, 2014, respectively. The licensing revenue recognized in each period was primarily attributable to our license and promotion agreement with LEO Pharma, which began in November of 2013. The upfront and milestone payments received from LEO totaling $10.0 million were being recognized into revenue over a 35-month period. As discussed above, and in Note 3 to the Consolidated Financial Statements, the agreement with LEO Pharma was terminated effective June 23, 2015. As a result of the termination of the agreement, we recognized the remaining unamortized balance of the deferred revenue of $5,142,857 as licensing revenue in the second quarter of 2015. No additional revenue related to this arrangement will be recognized in future periods.

Royalties

Royalty revenue totaled $366,540 and $820,035 for the three and six month periods ended June 30, 2015 as compared to $250,031 and $1,297,646 for the three and six month periods ended June 30, respectively. We receive royalties from Ferring related to needle-free injector device sales, from Meda Pharmaceuticals, Inc. on sales of Elestrin® and from Actavis plc on sales of Gelnique 3%®. In 2014, we also received royalties from Teva for hGH sales. The overall decrease in royalty revenue in the three and six month periods in 2015 compared to 2014 was primarily the result of receiving no royalties from Teva after the first quarter of 2014. Our royalties from Teva were based on Teva’s sales of their hGH drug, Tev-Tropin®. Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply), at the end of April 2014 and had halted sales of the drug earlier in the year. In the fourth quarter of 2014, Ferring purchased the U.S. rights to Tev-Tropin® from Teva. In March 2015, Ferring received FDA approval of a name change enabling its newly acquired recombinant human growth hormone to be marketed in the U.S. as ZOMACTON™ (somatropin [rDNA origin]) for injection, and the needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™. Also in March 2015, Ferring received approval from the FDA to market the 10 mg needle free injector device. Ferring launched ZOMACTON™ in the U.S. in the second quarter of 2015 and the ZOMA-Jet™ needle-free devices are expected to be available later in 2015.

Cost of Revenue and Gross Profit

The following table summarizes our total cost of revenue and gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$14,420,391	$6,326,785	$22,768,428	$11,528,980
Total cost of revenue	4,708,094	2,130,080	8,382,823	3,306,825

Gross profit	$9,712,297	$4,196,705	$14,385,605	$8,222,155

Gross profit percentage	67%	66%	63%	71%

Our gross profit rose to $9,712,297 and $14,385,605 for the three and six month periods ended June 30, 2015, respectively, representing an increase of 131% and 75% in our gross profit as compared to the same periods in the previous year. Overall, the significant increase in our revenues and gross profit is primarily attributable to licensing revenue recognized in connection with the termination of our agreement with LEO, along with the increase in sales of our product OTREXUP™, which was launched in February 2014. Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period, as discussed in more detail below.

The following table summarizes the revenue, cost of sales and gross margin associated with our product sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product sales	$5,840,034	$3,360,003	$10,463,164	$5,165,305
Cost of product sales	2,540,178	1,846,193	4,497,751	2,863,630

Gross margin	$3,299,856	$1,513,810	$5,965,413	$2,301,675

Gross margin percentage	57%	45%	57%	45%

The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses. The product gross margin increase in the three and six month periods in 2015 compared to 2014 was the result of an increase in sales of OTREXUP™, which generates a higher gross margin than our other products.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. The cost of development revenue in each period was primarily related to revenue recognized under the Teva auto injector and pen injector programs. Development gross profits can vary significantly from period to period depending on the mix of development projects in progress and stages of completion in each period.

Research and Development

Research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with research and development. Research and development expenses were relatively consistent at $4,568,732 and $8,946,713 for the three and six month periods ended June 30, 2015, respectively as compared to $3,942,948 and $8,476,574 incurred in the same periods in the prior year. Research and development expenses in each period were driven primarily by external expenses in connection with development of Vibex® QS T for testosterone replacement therapy.

Selling, General and Administrative

Selling, general and administrative expenses were $6,605,030 and $13,642,320 for the three and six month periods ended June 30, 2015, respectively, as compared to $9,344,910 and $17,645,078 for the three and six month periods ended June 30, 2014, respectively. The decrease in 2015 was primarily due to a reduction in expenses related to OTREXUP™ market research, product branding, commercialization and pre-commercialization activities as well as a reduction in litigation fees incurred in the prior year periods in connection with litigation settled in early 2015.

Liquidity and Capital Resources

At June 30, 2015, our cash, cash equivalents and short-term investments totaled $49.1 million which consisted of cash and cash equivalents of $43.1 million and short-term investments of $6.0 million. We also held long-term investments totaling $9.0 million as of June 30, 2015. All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity.

On May 11, 2015, we completed an underwritten offering of 23,000,000 shares of our common stock at a price to the public of $2.00 per share. We received net proceeds of approximately $42.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the offering for general corporate purposes including business development, in-licensing and acquisitions.

We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations. We do not currently have any bank credit lines. If in the future we do not turn profitable or generate cash from operations as anticipated and additional capital is needed to support operations, we may raise additional funds through public or private equity offerings, debt financings or from other sources. We may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursement. Net cash used in operating activities was $19,863,058 for the six months ended June 30, 2015 as compared to $13,138,925 for the six months ended June 30, 2014. The increase in cash used in operating activities is primarily the result of additional cash used to pay down accounts payable in the second quarter of 2015 as compared to 2014, combined with a reduction in deferred revenue related to cash payments received from LEO and Teva in prior periods that were recognized in income in 2015.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $14,089,254 as compared to net cash provided by investing activities of $13,829,083 for the six months ended June 30, 2014. The change is primarily attributable to timing of purchases and maturities of investment securities. In the first six months of 2014, we received $15,000,000 in connection with the maturities of investments as compared to a cash outflow of $9,037,675 towards the net purchase of investments in the first six months of 2015. The remaining change is due to an increased use of cash for purchases of equipment, molds, furniture and fixtures, primarily related to Vibex® QS T and Vibex® Sumatriptan commercial molds and assembly equipment, and capitalized patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first six months of 2015 totaled $43,047,076, and was principally attributable to proceeds received in connection with our underwritten offering of common stock which resulted in net proceeds to us of approximately $42,800,000 after underwriter discounts and expenses payable by us. The net cash provided by financing activities in the first six months of 2014 totaled $1,261,328 and was primarily due to $1,415,725 received from the exercise of 545,000 warrants and 570,178 options. There were no options or warrants exercised in the first six months of 2015.

Research and Development Programs

Our current research and development activities are primarily related to Vibex® QS T and other device development projects.

Vibex® QS T. We are developing Vibex® QS T for self-administered weekly injections of testosterone enanthate in a preservative free formulation for men requiring testosterone replacement. The Vibex® QS T injector is based on our Vibex® QS auto injector system which offers a dose capacity of 1 mL and greater in a compact design. Vibex® QS is designed to enhance performance on the attributes most critical to patient acceptance - speed, comfort and discretion. We believe Vibex® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The design also accommodates fast injection of highly-viscous drug products, such as testosterone, that stall less-powerful conventional auto injectors.

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

On November 3, 2014, we announced that the last patient has been enrolled in a double-blind, multiple-dose, phase III study (QST-13-003) to evaluate the efficacy and safety of Vibex® QS T administered subcutaneously once each week to testosterone-deficient adult males. Patients enrolled in this study had a documented diagnosis of hypogonadism or testosterone deficiency defined as having testosterone levels below 300 ng/dL. The study includes a screening phase, a treatment titration and efficacy phase and an extended treatment phase. One hundred fifty patients are enrolled in this study. Patients meeting all eligibility criteria were assigned to receive a starting dose of Vibex® QS T once weekly for six weeks. Adjustments to dose could be made at week seven based upon the week six pre-dose blood level. The efficacy of Vibex® QS T and dose adjustment to regulate testosterone levels were evaluated after 12 weeks of treatment.

On February 25, 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in QST-13-003. The protocol for the study required that at the week 12 endpoint: (i) at least 75% of all patients’ Cavg are within the normal range of 300 to 1100 ng/dL, with a lower limit of a 95% 2-sided confidence interval of greater than or equal to 65%, (ii) at least 85% of patients’ Cmax are less than 1500 ng/dL and (iii) no more than 5% of patients had a Cmax greater than 1800 ng/dL. The primary endpoint of the population that received one or more doses of QS T was met by 139 out of 150 patients, equating to 92.7% with a 95% confidence interval of 87.3% to 96.3%. Among the 137 patients that completed all 12 weeks of dosing and PK sampling, 98.5% were within the pre-defined range. The top-line results are summarized in the table below.

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

Participants in the study will remain on QS T and will be followed for an additional 40 weeks, and the collection of safety data is ongoing. One hundred fifty patients have received at least one dose of study drug. To date, there has been one reported death, which was caused by suicide, and one serious adverse event (“SAE”) of hospitalization for worsening depression. This patient received a single dose of QS T, and the SAE was not considered to be related to the study drug. Thus far, there have been no reported adverse events consistent with urticaria (hives).

After we initiated study QST-13-003, but before we announced positive top-line pharmacokinetic results in February 2015, we received written recommendations from the FDA related to our clinical development program for QS T. The recommendations received were in response to various clinical, Chemistry, Manufacturing and Controls and user study submissions that we made through November 2014. We believe that we had already factored many of the recommendations cited in the advice letter into the protocol of the ongoing QST-13-003 study and into the protocols for planned human use studies as a result of guidance provided by the FDA at the May 2014 Type C meeting. Based on a single reported occurrence of hives in our phase II study, which the FDA characterized as an apparent allergic reaction, as well as the known safety experience with other parenteral testosterone products, the FDA recommended that we create a larger safety database, including approximately 350 subjects exposed to QS T with approximately 200 subjects exposed for six months and approximately 100 subjects exposed for a year. Based on the number of subjects in previous studies and in the current QST-13-003 study, we anticipated that we need approximately 70 additional subjects exposed to QS T for six months. We assessed the FDA’s comments in the advice letter and their impact on the timing of the filing of a New Drug Application (“NDA”) for QS T with the FDA. The timing and design of the study to obtain the additional 70 subjects and data required was determined based on further discussion with the FDA. We submitted our response to the FDA’s written recommendations in early March 2015.

In May 2015, we received a written update from the FDA related to our clinical development program for QS T. We believe, based on the update received from the FDA, there is an agreed upon path forward for the completion of an additional study to support the filing of a New Drug Application for QS T. In June 2015, we finalized and submitted the protocol for the study, and in August 2015, we enrolled the first patients in the study. Approximately 70 patients will be needed to collect 26 weeks of safety data.

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

Other Research and development costs. In addition to the Vibex® QS T project and the Teva-related device development projects, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include personnel costs, administrative and other operating costs related to managing our research and development projects.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros. Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the periods ended June 30, 2015 was not material.

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

Item 6.	EXHIBITS

(a)	Exhibit Index

Exhibit No.	Description

10.1#	Form of Indemnification Agreement between Antares Pharma, Inc. and each of its directors and executive officers.

10.2#	Employment Agreement dated as of July 8, 2015 between Antares Pharma, Inc. and Peter J. Graham

10.3#	Form of Restricted Stock Unit Grant Agreement delivered by Antares Pharma, Inc. to each of its grantees.

10.4	Separation and Consulting Services Agreement, dated July 13, 2015, by and between Antares Pharma, Inc. and Jennifer Evans Stacey (Filed as Exhibit 99.1 to Form 8-K filed on July 16, 2015 and incorporated herein by reference).

10.5	Special Cash Bonus Plan of Antares Pharma, Inc. for named executive officers in connection with achievement of certain milestones regarding the approval by the U.S. Food and Drug Administration of the Abbreviated New Drug Application for the VIBEX® epinephrine pen (Incorporated herein by reference to the disclosure under Item 5.02 of the Form 8-K filed on June 3, 2015).

31.1#	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1##	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Document

#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

August 10, 2015	/s/ Eamonn Hobbs
Eamonn Hobbs
President and Chief Executive Officer (Principal Executive Officer)

August 10, 2015	/s/ James E. Fickenscher
James E. Fickenscher
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)