Form 10-Q
period 2015-09-30
ANTARES PHARMA, INC.
filed 2015-11-05
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 1, 2015 was 154,828,512.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$35,880,958	$34,028,889
Short-term investments	12,008,939	6,002,438
Accounts receivable	6,558,074	3,510,051
Inventories	5,657,336	5,859,924
Deferred costs	519,376	1,913,921
Prepaid expenses and other current assets	2,023,907	2,322,464
Total current assets	62,648,590	53,637,687
Equipment, molds, furniture and fixtures, net	13,831,713	10,828,741
Patent rights, net	2,551,015	2,885,024
Goodwill	1,095,355	1,095,355
Long-term investments	3,006,531	—
Other assets	326,024	325,955
Total Assets	$83,459,228	$68,772,762
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,392,929	$10,071,504
Accrued expenses and other liabilities	5,745,440	5,635,559
Deferred revenue	1,980,710	8,520,517
Total current liabilities	10,119,079	24,227,580
Deferred revenue – long term	719,400	3,349,026
Total liabilities	10,838,479	27,576,606
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 200,000,000 shares; 154,828,512 and 131,743,365 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,548,285	1,317,433
Additional paid-in capital	294,252,003	249,032,066
Accumulated deficit	(222,480,017)	(208,447,656)
Accumulated other comprehensive loss	(699,522)	(705,687)
	72,620,749	41,196,156
Total Liabilities and Stockholders’ Equity	$83,459,228	$68,772,762

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$8,027,029	$3,559,579	$18,490,193	$8,724,884
Development revenue	2,608,336	1,744,735	8,024,184	4,954,285
Licensing revenue	42,960	926,955	6,112,341	2,783,434
Royalties	407,427	339,312	1,227,462	1,636,958
Total revenue	11,085,752	6,570,581	33,854,180	18,099,561
Cost of revenue:
Cost of product sales	3,265,983	2,158,266	7,763,734	5,021,896
Cost of development revenue	1,833,780	349,100	5,718,852	792,295
Total cost of revenue	5,099,763	2,507,366	13,482,586	5,814,191
Gross profit	5,985,989	4,063,215	20,371,594	12,285,370
Operating expenses:
Research and development	5,142,387	4,426,730	14,089,100	12,903,304
Selling, general and administrative	6,611,169	6,810,089	20,253,489	24,455,167
Total operating expenses	11,753,556	11,236,819	34,342,589	37,358,471
Operating loss	(5,767,567)	(7,173,604)	(13,970,995)	(25,073,101)
Other income (expense)	29,526	(12,837)	(61,366)	(5,670)
Net loss	$(5,738,041)	$(7,186,441)	$(14,032,361)	$(25,078,771)
Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.10)	$(0.19)
Basic and diluted weighted average common shares outstanding	154,808,641	130,771,380	143,819,033	130,163,929

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(5,738,041)	$(7,186,441)	$(14,032,361)	$(25,078,771)
Foreign currency translation adjustment	(22,044)	(32,114)	6,165	(32,204)
Comprehensive loss	$(5,760,085)	$(7,218,555)	$(14,026,196)	$(25,110,975)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,032,361)	$(25,078,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169,745	873,158
Loss on disposal of equipment	167,097	—
Stock-based compensation expense	2,649,062	1,898,241
Amortization of premiums and discounts	7,070	19,259
Changes in operating assets and liabilities:
Accounts receivable	(3,045,011)	(1,237,907)
Inventories	202,588	(1,531,910)
Prepaid expenses and other current assets	316,315	776,389
Deferred costs	1,394,545	(1,313,724)
Other assets	—	276
Accounts payable	(5,742,113)	(220,962)
Accrued expenses and other current liabilities	236,434	605,211
Deferred revenue	(9,173,966)	4,733,129
Net cash used in operating activities	(25,850,595)	(20,477,611)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(5,013,012)	(2,829,738)
Additions to patent rights	(1,008,363)	(461,943)
Proceeds from maturities of investment securities	6,000,000	21,000,000
Purchases of investment securities	(15,037,675)	—
Net cash provided by (used in) investing activities	(15,059,050)	17,708,319
Cash flows from financing activities:
Proceeds from issuance of common stock, net	42,850,677	—
Proceeds from exercise of stock options and warrants	—	2,908,540
Taxes paid related to net share settlement of equity awards	(87,770)	(154,397)
Net cash provided by financing activities	42,762,907	2,754,143
Effect of exchange rate changes on cash	(1,193)	(1,255)
Net increase (decrease) in cash	1,852,069	(16,404)
Cash:
Beginning of period	34,028,889	39,067,236
End of period	$35,880,958	$39,050,832
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$42,758	$526,137
Additions to patent rights recorded in accounts payable and accrued expenses	$—	$1,423,227

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is an emerging, specialty pharmaceutical company focusing on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company has multiple internal product development programs as well as numerous partnership arrangements with several industry leading pharmaceutical companies. The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), and JCR Pharmaceuticals Co., Ltd. (“JCR”).  Through these relationships, the Company develops and applies its drug delivery systems in collaborations with the pharmaceutical partners to enhance the partners' drug compounds and delivery methods.

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

The Company has other products at various stages of development and approval.  Antares is developing VIBEX® Sumatriptan for the acute treatment of migraines and has begun commercial scale tooling and mold fabrication in anticipation of a potential approval and launch.  The Company is currently conducting clinical studies of VIBEX® QuickShot® Testosterone (“QS T”), for testosterone replacement therapy, and has also initiated manufacturing development work for QS M, a combination product for an undisclosed central nervous system indication.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.  These reclassifications were made to present selling, general and administrative expenses in one line in the consolidated statements of operations.  In prior years, sales and marketing expenses and general and administrative expenses were presented in separate lines. These reclassifications have no effect on previously reported net income or total operating expenses.

Investments

All short-term and long-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because of the Company’s positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost and the fair value of all securities is determined by quoted market prices.  At September 30, 2015 and December 31, 2014, the Company’s short-term investments had a carrying value of $12,008,939 and $6,002,438, respectively.  As of September 30, 2015, the Company had long-term investments with a carrying value of $3,006,531, and held no long-term investments as of December 31, 2014.  The carrying value of the Company’s short-term and long-term investments as of September 30, 2015 and December 31, 2014 approximated fair value.

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

	September 30,	December 31,
	2015	2014
Inventories:
Raw material	$236,924	$461,396
Work in process	3,171,074	3,896,837
Finished goods	2,249,338	1,501,691
	$5,657,336	$5,859,924

Capitalized Patent Costs

The Company capitalizes external legal patent defense costs and costs for pursuing patent infringements when it determines that a successful outcome is probable and will lead to an increase in the value of the patent.  The capitalized costs are amortized over the remaining life of the related patent.  If changes in the anticipated outcome were to occur that reduce the likelihood of a successful outcome of the entire action to less than probable, the capitalized costs would be charged to expense in the period in which the change is determined.   As of September 30, 2015 and December 31, 2014, approximately $1,800,000 in external legal patent defense costs were capitalized within patent rights, net.

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

The Company recognized $3,592,779 and $9,943,182 in OTREXUP™ product revenue for the three and nine months ended September 30, 2015, respectively, as compared to $2,606,973 and $4,491,288 for the three and nine months ended September 30, 2014, which is presented net of product allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had deferred revenue balances of $954,401 and $1,061,947 at September 30, 2015 and December 31, 2014, respectively, for OTREXUP™ product shipments, which is net of product sales allowances.

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

Chargebacks. The Company provides discounts to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current wholesale acquisition cost and the price the entity paid for the product. The Company estimates and accrues chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Effective June 23, 2015, the agreement with LEO was terminated and the Company regained the exclusive U.S. marketing rights to OTREXUP™.  As a result, the Company recognized the remaining unamortized balance of the deferred revenues related to this arrangement in the second quarter of 2015. Deferred revenue in connection with this agreement was $6,000,000 at December 31, 2014. The Company recognized zero and $857,143 in licensing revenue for the three month periods ended September 30, 2015 and 2014, respectively, and $6,000,000 and $2,571,429 in licensing revenue for the nine month periods ended September 30, 2015 and 2014, respectively in connection with this agreement and its subsequent termination.

4.	Stockholders’ Equity

On May 11, 2015, the Company completed an underwritten offering of 23,000,000 shares of its common stock at a price to the public of $2.00 per share. The Company received net proceeds of approximately $42.9 million after deducting underwriting discounts, commissions and offering expenses paid by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes including business development, in-licensing and acquisitions.

Equity Compensation Plan

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the Plan is 21,000,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period.  As of September 30, 2015, the Plan had 852,808 shares available for grant.

Stock Options

A summary of stock option activity under the Plan as of September 30, 2015, and the changes during the nine months then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2014	7,245,485	2.25
Granted	2,959,010	2.23
Exercised	—	—		—
Cancelled/Forfeited	(633,416)	2.91
Outstanding at September 30, 2015	9,571,079	2.20	6.9	1,581,795
Exercisable at September 30, 2015	6,188,948	2.07	5.6	1,581,795

The per share weighted average fair values of all options granted during the first nine months of 2015 and 2014 were estimated as $1.13 and $3.08, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2015	2014
Risk-free interest rate	1.3%	1.7%
Annualized volatility	53.5%	62.0%
Weighted average expected life, in years	6.0	6.0
Expected dividend yield	0.0%	0.0%

There were no stock option exercises in the first nine months of 2015.  In the first nine months of 2014, 1,991,728 stock options with a weighted average exercise price of $1.19 were exercised which generated proceeds of $2,363,425 to the Company.

Total recognized compensation expense for stock options was $2,177,067 and $1,451,031 for the first nine months of 2015 and 2014, respectively, and totaled $766,062 and $643,304 for the three month periods ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was $3,678,779 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.01 years.

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

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2014	463,542	3.08	231,124	3.07
Granted	664,391	2.09	664,391	2.18
Vested/settled	—		(112,285)	3.24
Forfeited/expired	(167,583)	2.65	(68,402)	2.47
Outstanding at September 30, 2015	960,350	2.41	714,828	2.32

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

Total compensation expense recognized in connection with PSU awards totaled $89,911 in the first nine months of 2015.  The Company recognized a net expense reduction of $55,463 in the first nine months of 2014 due to the forfeiture of PSU awards in connection with the departure of senior executives.  Compensation expense recognized in the first nine months of 2015 and 2014 in connection with the RSUs was $382,084 and $146,866, respectively.

Shares issued in connection with PSU and RSU awards that vested in the first nine months of 2015 and 2014 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to satisfy tax obligations were 39,665 and 38,768 in the nine months ended September 30, 2015 and 2014, respectively, and were based on the fair value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $87,770 and $154,397 in the nine months ended September 30, 2015 and 2014, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Warrants

In the first nine months of 2014, the Company received proceeds of $545,115 from the exercise of 545,100 warrants.  There were no warrants outstanding at September 30, 2015 or December 31, 2014.

Stock Awards

At times, the Company makes discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements.   There were no discretionary grants of common stock in the first nine months of 2015.  In the first nine months of 2014, there were 150,000 shares of common stock granted to members of executive management as bonus compensation for achievements in 2013.

5.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options excluded from dilutive loss per share because their effect was anti-dilutive totaled 9,571,079 and 7,107,190 at September 30, 2015 and 2014, respectively.

6.	Industry Segment and Operations by Geographic Areas

The Company has one operating segment, drug delivery, which includes the development of injection devices and injection based pharmaceutical products as well as transdermal gel products.

Revenues by customer location are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States of America	$9,740,486	$5,823,339	$30,055,925	$14,310,806
Europe	1,309,731	735,613	3,609,798	3,565,616
Other	35,535	11,629	188,457	223,139
	$11,085,752	$6,570,581	$33,854,180	$18,099,561

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Teva	$5,097,912	$1,779,595	$12,227,129	$6,084,408
LEO Pharma	—	857,143	6,000,000	2,571,429
McKesson (1)	2,105,422	1,489,699	5,440,323	1,916,957
Ferring	1,309,731	734,013	3,609,798	3,564,021

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

8.	Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory. The new standard changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Entities are required to disclose the nature and reason for the change in accounting principle in the first interim and annual period of adoption. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”).  This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model that requires a company to: identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about:

•

Contracts with customers—including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

•

Significant judgments and changes in judgments—determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

•	Certain assets—assets recognized from the costs to obtain or fulfill a contract.

In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016).  The Company is currently evaluating the impact of the adoption of this standard on its consolidated results of operations and financial position.

9.	Subsequent Event

On October 5, 2015, the Company received a written notice of termination of its licensing agreement (the “Agreement”) with Pfizer Consumer Healthcare (“Pfizer”) for one of its drug delivery technologies.  Pfizer informed the Company that the product Pfizer was developing failed to meet pre-specified endpoints in a clinical study.  The Agreement will terminate on November 5, 2015.

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
•

our expectations regarding product development including clinical trial results, and potential approval by the United States (“U.S.”) Food and Drug Administration (“FDA”) of VIBEX® QuickShot® for Testosterone injection (“VIBEX® QS T”);

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

•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on contract manufacturers to manufacture our products;
•	our sales and marketing plans;
•	product development and commercialization plans regarding our other products and product candidates;
•	timing and results of our clinical trials;
•	our plans regarding potential manufacturing and marketing partners;
•	our future cash flow and our ability to support our operations;
•	the impact of new accounting pronouncements and our expectations and estimates with regard to current accounting practices; and
•	our expectations regarding the year ending December 31, 2015.

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

In February 2014, we launched our product OTREXUP™, which is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector.  OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis (“psoriasis”).   To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 15 mg, 20 mg and 25 mg of OTREXUP™.  We have worldwide marketing rights for OTREXUP™ and commercialize OTREXUP™ on our own in the U.S. for the treatment of RA.  We previously provided LEO Pharma A/S (“LEO Pharma”) an exclusive license to commercialize OTREXUP™ in the U.S. for the treatment of psoriasis.  As discussed in Note 3 to the Consolidated Financial Statements, the agreement with LEO Pharma was terminated effective June 23, 2015, at which time we regained the exclusive marketing rights in the U.S. for the treatment of psoriasis.

We have formed significant strategic alliances with several leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), and JCR Pharmaceuticals Co., Ltd. (“JCR”).  Through these relationships, we develop and apply our drug delivery systems in collaborations with the pharmaceutical partners to enhance the partners' drug compounds and delivery methods.

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

We have a pipeline of other products at various stages of development and approval.  We are currently conducting clinical studies of VIBEX® QS T, for testosterone replacement therapy, and on February 25, 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in the Company’s ongoing, multi-center, phase 3 clinical study (QST-13-003) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males.  We have also initiated manufacturing development work for QS M,a combination product for an undisclosed central nervous system (“CNS”) indication.

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

Results of Operations

We reported a net loss of $5,738,041 and $14,032,361 for the three and nine month periods ended September 30, 2015, respectively.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The following is an analysis and discussion of our operations for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OTREXUP™	$3,592,779	$2,606,973	$9,943,182	$4,491,288
Needle-free injector devices and components	1,193,813	653,842	3,339,548	3,598,846
Auto injector and pen injector devices	3,240,437	298,764	5,207,463	634,750
Total product sales	8,027,029	3,559,579	18,490,193	8,724,884
Development revenue	2,608,336	1,744,735	8,024,184	4,954,285
Licensing revenue	42,960	926,955	6,112,341	2,783,434
Royalties	407,427	339,312	1,227,462	1,636,958
Total revenue	$11,085,752	$6,570,581	$33,854,180	$18,099,561

Total revenues for the three and nine month periods ended September 30, 2015 grew to $11,085,752 and $33,854,180, respectively, as compared to $6,570,581 and $18,099,561 for the three and nine month periods ended September 30, 2014, respectively, representing an overall growth in total revenue of 69% and 87% for the three and nine month periods, respectively, as compared to the same periods in the prior year.  Below is a detailed discussion of the components of revenue.

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

For the three and nine month periods ended September 30, 2015, we recognized $3,592,779 and $9,943,182, respectively, related to the sale of our product OTREXUP™ based on prescription data.  Sales of OTREXUP™ increased $985,806, or 38%, and $5,451,894, or 121% for the quarter and nine month periods ended September 30, 2015, respectively, as compared with sales in the same periods in 2014.  We believe the increase in sales is a direct result of an increase in our sales force and marketing efforts.

We had deferred revenue of $954,401 and $1,061,947 at September 30, 2015 and December 31, 2014, respectively, for OTREXUP™ product shipments to wholesalers, which is net of product sales allowances. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

Needle-free injector devices and components

Our revenues from reusable needle-free injector devices and disposable components totaled $1,193,813 and $3,339,548 for the three and nine months ended September 30, 2015, respectively, as compared to $653,842 and $3,598,846 for the three and nine month periods ended September 30, 2014, respectively.  These revenues are generated primarily from sales to Ferring, which uses our needle-free injector with their 4 mg and 10 mg hGH formulations marketed as Zomajet® 2 Vision and Zomajet® Vision X, respectively, in Europe and Asia.  Previously, Teva used our Tjet® needle-free device with their 5 mg hGH Tev-Tropin® marketed in the U.S.  In April 2014, Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply) and had halted sales of the drug earlier that year, which had a negative effect on the level of our product sales to Teva.  In the fourth quarter of 2014, Ferring purchased the U.S. rights to Tev-Tropin® from Teva.  In March 2015, Ferring received FDA approval of a name change enabling its newly acquired recombinant human growth hormone to be marketed in the U.S. as ZOMACTON™ (somatropin [rDNA origin]) for injection, and the needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™.  Also in March 2015, Ferring received approval from the FDA to market the 10 mg needle free injector device.  Ferring launched ZOMACTON™ in the U.S. in the second quarter of 2015 and the ZOMA-Jet™ needle-free devices are expected to be available later in 2015.  However, we do not control our partners’ inventory levels of our hGH injectors or disposable components, which can cause significant fluctuations in product sales.

Auto injector and pen injector devices

Product sales from auto injector and pen injector devices totaled $3,240,437 and $5,207,463 for the three and nine months ended September 30, 2015, principally attributable to shipments of auto injectors to Teva for use with their generic epinephrine product in anticipation of a possible launch.  Amounts recognized in the nine month periods ended September 30, 2015 and 2014 also included sales of approximately $198,000 and $515,000, respectively, of pre-commercial pen injector devices sold to Teva for use with an undisclosed product (Pen 1).

Development revenue

Development revenues typically represent amounts earned under arrangements with partners for which we develop new products on their behalf.  Frequently, we receive payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables.  Development revenue totaled $8,024,184 and $4,954,285 for the nine months ended September 30, 2015 and 2014, respectively and $2,608,336 and $1,744,735 for the three month periods ended September 30, 2015 and 2014, respectively.  The development revenue for each period presented was primarily related to the Teva auto injector and pen injector programs.

Licensing Revenue

Licensing revenue represents amounts recognized in connection with up-front or milestone payments received from partners that are initially deferred and recognized over the estimated term of the agreement. We recognized $42,960 and $6,112,341 for the three and nine months ended September 30, 2015, respectively as compared with $926,955 and $2,783,434 for the three and nine month periods and September 30, 2014, respectively.  The licensing revenue recognized for the periods in 2014 and through the second quarter of 2015 was primarily attributable to our license and promotion agreement with LEO Pharma, which began in November of 2013.  The upfront and milestone payments received from LEO totaling $10.0 million were being recognized into revenue over a 35-month period.  As discussed above, and in Note 3 to the Consolidated Financial Statements, the agreement with LEO Pharma was terminated effective June 23, 2015.  As a result of the termination of the agreement, we recognized the remaining unamortized balance of the deferred revenue of $5,142,857 as licensing revenue in the second quarter of 2015. No revenue related to this arrangement was recognized in the third quarter of 2015 and we do not expect to recognize any additional revenue related to this agreement in future periods.

Royalties

Royalty revenue totaled $407,427 and $1,227,462 for the three and nine month periods ended September 30, 2015 as compared to $339,312 and $1,636,958 for the three and nine month periods ended September 30, 2014, respectively.  We receive royalties from Ferring related to needle-free injector device sales, from Meda Pharmaceuticals, Inc. on sales of Elestrin® and from Actavis plc on sales of Gelnique 3%®.  In 2014, we also received royalties from Teva for hGH sales.  The overall decrease in royalty revenue in the nine month period in 2015 compared to 2014 was primarily the result of receiving no royalties from Teva after the first quarter of 2014.  Our royalties from Teva were based on Teva’s sales of their hGH drug, Tev-Tropin®.  Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply), at the end of April 2014 and had halted sales of the drug earlier in the year.  In the fourth quarter of 2014, Ferring purchased the U.S. rights to Tev-Tropin® from Teva.  In March 2015, Ferring received FDA approval of a name change enabling its newly acquired recombinant human growth hormone to be marketed in the U.S. as ZOMACTON™ (somatropin [rDNA origin]) for injection, and the needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™.  Also in March 2015, Ferring received approval from the FDA to market the 10 mg needle free injector device.  Ferring launched ZOMACTON™ in the U.S. in the second quarter of 2015 and the ZOMA-Jet™ needle-free devices are expected to be available in late 2015 or early 2016.

Cost of Revenue and Gross Profit

The following table summarizes our total cost of revenue and gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$11,085,752	$6,570,581	$33,854,180	$18,099,561
Total cost of revenue	5,099,763	2,507,366	13,482,586	5,814,191
Gross profit	$5,985,989	$4,063,215	$20,371,594	$12,285,370
Gross profit percentage	54%	62%	60%	68%

Our gross profit rose to $5,985,989 and $20,371,594 for the three and nine month periods ended September 30, 2015, respectively, representing an increase of 47% and 66%, respectively, as compared to the same periods in the previous year.  Overall, the significant increase in our revenues and gross profit is primarily attributable to licensing revenue recognized in connection with the termination of our agreement with LEO, along with the increase in sales of our product OTREXUP™, which was launched in February 2014.  Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period, as discussed in more detail below.

The following table summarizes the revenue, cost of sales and gross margin associated with our product sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product sales	$8,027,029	$3,559,579	$18,490,193	$8,724,884
Cost of product sales	3,265,983	2,158,266	7,763,734	5,021,896
Product gross margin	$4,761,046	$1,401,313	$10,726,459	$3,702,988
Gross margin percentage	59%	39%	58%	42%

The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses. The product gross margin increase in the three and nine month periods in 2015 compared to 2014 was the result of an increase in sales of OTREXUP™, which generates a higher gross margin than our other products.

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

Research and Development

Research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with research and development.  Research and development expenses totaled $5,142,387 and $14,089,100 for the three and nine month periods ended September 30, 2015, respectively as compared to $4,426,730 and $12,903,304 incurred in the same periods in the prior year.  The increase in research and development expenses was attributable primarily to additional FDA fees and personnel costs incurred in the three and nine month periods ended September 30, 2015, respectively, as compared to the same periods in 2014.

Selling, General and Administrative

Selling, general and administrative expenses were relatively consistent at $6,611,169 and $6,810,089 for the three month periods ended September 30, 2015 and 2014, respectively.  Total selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 were $20,253,489 and $24,455,167, respectively.  The decrease for the nine month periods was primarily due to a reduction in expenses related to OTREXUP™ market research, product branding, commercialization and pre-commercialization activities as well as a reduction in litigation fees incurred in the prior year in connection with litigation settled in early 2015.

Liquidity and Capital Resources

At September 30, 2015, our cash and short-term investments totaled $47.9 million, which consisted of $35.9 million in cash and $12.0 million in short-term investments.  We also held long-term investments totaling $3.0 million as of September 30, 2015.  All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity.

On May 11, 2015, we completed an underwritten offering of 23,000,000 shares of our common stock at a price to the public of $2.00 per share. We received net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds from the offering for general corporate purposes including business development, in-licensing and acquisitions.

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

Cash Flows

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursement. Net cash used in operating activities was $25,850,595 for the nine months ended September 30, 2015 as compared to $20,477,611 for the nine months ended September 30, 2014.  The increase in cash used in operating activities is primarily the result of additional cash used to pay down accounts payable in the second and third quarters of 2015 as compared to 2014, combined with a growth in accounts receivable and a reduction in deferred revenue related to cash payments received from LEO and Teva in prior periods that were recognized in income in 2015.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $15,059,050 as compared to net cash provided by investing activities of $17,708,319 for the nine months ended September 30, 2014.  The change is primarily attributable to timing of purchases and maturities of investment securities as well as timing and amount of capital expenditures.  In the first nine months of 2014, we received $21,000,000 in connection with the maturities of investments as compared to a net cash outflow of $9,037,675 towards the purchase of investments in the first nine months of 2015.  The remaining change is due to an increased use of cash for purchases of equipment, molds, furniture and fixtures, primarily related to VIBEX® QS T and VIBEX® Sumatriptan commercial molds and assembly equipment, and capitalized patent costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the first nine months of 2015 totaled $42,762,907, and was principally attributable to proceeds received in connection with our underwritten offering of common stock which resulted in net proceeds to us of $42,850,677 after underwriting discounts and expenses payable by us.  The net cash provided by financing activities in the first nine months of

2014 totaled $2,754,143 and consisted primarily of $2,908,540 cash proceeds received from the exercise of 545,100 warrants and 1,991,728 options during the period.  There were no options or warrants exercised in the first nine months of 2015.

Research and Development Programs

Our current research and development activities are primarily related to VIBEX® QS T and other device development projects.

VIBEX® QS T.  We are developing VIBEX® QS T for self-administered weekly injections of testosterone enanthate in a preservative free formulation for men requiring testosterone replacement.  The VIBEX® QS T injector is based on our VIBEX® QS auto injector system which offers a dose capacity of 1 mL in a compact design. VIBEX® QS is designed to enhance performance on the attributes most critical to patient acceptance - speed, comfort and discretion.  We believe VIBEX® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The design also accommodates fast injection of highly-viscous drug products, such as testosterone, that stall less-powerful conventional auto injectors.

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

After we initiated study QST-13-003, but before we announced positive top-line pharmacokinetic results in February 2015, we received written recommendations from the FDA related to our clinical development program for QS T.  The recommendations received were in response to various clinical, Chemistry, Manufacturing and Controls and user study submissions that we made through November 2014.  We believe that we had already factored many of the recommendations cited in the advice letter into the protocol of the ongoing QST-13-003 study and into the protocols for planned human use studies as a result of guidance provided by the FDA at the May 2014 Type C meeting.  Based on a single reported occurrence of hives in our phase II study, which the FDA characterized as an apparent allergic reaction, as well as the known safety experience with other parenteral testosterone products, the FDA recommended that we create a larger safety database, including approximately 350 subjects exposed to QS T with approximately 200 subjects exposed for six months and approximately 100 subjects exposed for a year.  Based on the number of subjects in previous studies and in the current QST-13-003 study, we concluded that we would need additional subjects exposed to QS T for six months.  We assessed the FDA’s comments in the advice letter and their impact on the timing of the filing of a New Drug Application (“NDA”) for QS T with the FDA.  The timing and design of the study to obtain the additional subjects and data required was determined based on further discussion with the FDA.    We submitted our response to the FDA’s written recommendations in early March 2015.

In May 2015, we received a written update from the FDA related to our clinical development program for QS T. We believe, based on the update received from the FDA, there is an agreed upon path forward for the completion of an additional study to support the filing of a New Drug Application for QS T.  In June 2015, we finalized and submitted the protocol for the study, and in August 2015, we enrolled the first patients in the study, which is known as QST-15-005. The study includes a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  The study is a dose-blind, multiple-dose, concentration controlled 26-week supplemental safety and pharmacokinetic study of QuickShot® Testosterone.  Patients meeting all eligibility criteria will be assigned to receive 75 mg of QS T once weekly for six weeks.  According to the protocol, adjustments to dose may be made at week seven based upon the week six Ctrough value.  QS T will be provided to clinical sites at dosage strengths of 100 mg, 75 mg and 50 mg to be utilized in dose titration.

In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marks the end of the treatment and follow up phase of this study.  In early November 2015, the Company also announced that enrollment was complete in study QST-15-005. At that time, 108 patients had received a dose of QS T.  Following completion of screening, the Company estimated the total number of dosed patients would be approximately 125.  The Company believes that upon successful completion of this study we should be able to meet the FDA’s recommendation for the larger safety database as discussed above.  We anticipate the last patient in the study will complete their final visit in the second quarter of 2016.

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

Subsequent Event

In December 2011, we entered into a licensing agreement (the “Agreement”) with Pfizer Consumer Healthcare (“Pfizer”) for one of our drug delivery technologies to develop an undisclosed product on an exclusive basis for North America. On October 5, 2015, we received a written notice of termination of the Agreement from Pfizer.  Pfizer informed us that the product Pfizer was developing failed to meet pre-specified endpoints in a clinical study, and accordingly, the Agreement will terminate on November 5, 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard creates a five-step model that requires a company to: identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied.  Applying the standard requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016).  We are currently evaluating the impact of the adoption of this revenue standard on our consolidated results of operations and financial position and have not yet selected a transition date or method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Entities are required to disclose the nature and reason for the change in accounting principle in the first interim and annual period of adoption. We are currently evaluating the effect, if any, this standard will have on our consolidated results of operations and financial position.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the periods ended September 30, 2015 was not material.

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

10.1

Separation and Consulting Services Agreement dated July 13, 2015, by and between Antares Pharma, Inc. and Jennifer Evans Stacey (Filed as Exhibit 99.1 to Form 8-K filed on July 16, 2015, and incorporated herein by reference.)

10.2	Employment Agreement dated as of July 8, 2015 between Antares Pharma, Inc. and Peter J. Graham (Filed as Exhibit 10.2 to Form 10-Q filed on August 10, 2015, and incorporated herein by reference.)

31.1#	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1##	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Document
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

November 5, 2015	/s/ Eamonn Hobbs
Eamonn Hobbs
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2015	/s/ James E. Fickenscher
James E. Fickenscher
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)