Form 10-K
period 2015-12-31
ANTARES PHARMA, INC.
filed 2016-03-08
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015, was $294,965,000 (based upon the last reported sale price of $2.08 per share on June 30, 2015, on the NASDAQ Capital Market).

There were 154,848,512 shares of common stock outstanding as of March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2016 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual  report on Form 10-K are  incorporated by  reference  into Part III of this annual report on Form 10-K.

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

•

our expectations regarding product development and potential FDA approval of VIBEX® Epinephrine Pen (“epinephrine auto injector”) and Teva Pharmaceutical Industries, Ltd.’s (“Teva”) ability to successfully commercialize the epinephrine auto injector;

•	our expectations regarding our, and our partner Teva’s ability to successfully commercialize and launch VIBEX® Sumatriptan (sumatriptan injection);
•	our expectations regarding continued product development with our partners, including Teva and AMAG Pharmaceuticals, Inc. (“AMAG”);
•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on contract manufacturers to manufacture our products;
•	our sales and marketing plans;
•	product development and commercialization plans regarding our other products and product candidates;
•	timing and results of our clinical trials;
•	our future cash flow and our ability to support our operations;
•

the impact of new accounting pronouncements and our expectations and estimates with regard to current accounting practices, including estimates of OTREXUP™ prescription data provided by third-party sources, which are used in our revenue recognition methods; and

•	other statements regarding matters that are not historical facts or statements of current condition.

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction and marketing or interruptions in supply;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities and our marketing capabilities;

•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;
•	our inability to effectively protect our intellectual property;
•	costs associated with future litigation and the outcome of such litigation;
•	our inability to attract and retain key personnel;
•	changes or delays in the regulatory process;
•	adverse economic and political conditions; and
•	our ability to obtain additional financing, reduce expenses or generate funds when necessary.

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

Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging, specialty pharmaceutical company that focuses on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our subcutaneous injection technology platforms include VIBEX® disposable pressure-assisted auto injectors, Vision® reusable needle-free injectors, and disposable multi-use pen injectors. We have multiple internal product development programs as well as significant partnership arrangements with several industry leading pharmaceutical companies. We have formed strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), JCR Pharmaceuticals Co., Ltd. (“JCR”), and AMAG Pharmaceuticals, Inc. (“AMAG”).  We develop and apply our drug delivery systems in collaborations with these pharmaceutical partners to enhance our partners' drug compounds and delivery methods.

We develop and manufacture novel, pressure-assisted injector devices, with and without needles, which allow patients to self-inject drugs.  We make a reusable, needle-free spring action injection device, known as the ZOMA-Jet™ or Twin-Jector®, which is marketed through our partners for use with human growth hormone (hGH).  We have developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the VIBEX® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for various branded and generic injectables.  We also developed disposable multi-dose pen injectors for use with standard cartridges.  We have entered into multiple licenses for these devices mainly in the U.S., Europe and Canada with Teva.

In February 2014, we launched our proprietary product OTREXUP™ (methotrexate) injection, which was the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector.  OTREXUP™, which utilizes our VIBEX® auto injector, is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis (“pJIA”) and adults with severe recalcitrant psoriasis.   To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 15 mg, 20 mg and 25 mg of OTREXUP™.

In December 2015, the FDA approved our Abbreviated New Drug Application (ANDA) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP, indicated for adults for the acute treatment of migraine and cluster headache.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.  Under the terms of a license, supply and distribution arrangement, the VIBEX® Sumatriptan product will be distributed by Teva, and is currently expected to be launched in 2016.

We are collaborating with Teva on a combination product development project for a VIBEX® auto injector pen containing epinephrine.  Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a Complete Response Letter (“CRL”) from the FDA on February 23, 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva is evaluating the CRL and intends to submit a response. Due to the major nature of the CRL, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.

Our other combination product development projects in collaboration with Teva include a VIBEX® exenatide multi-dose pen, and another undisclosed multi-dose pen. Teva filed an ANDA for exenatide, which was accepted by the FDA in October 2014 and is currently under FDA review.

We are currently conducting clinical studies of VIBEX® QS T, for testosterone replacement therapy.  In February 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in the Company’s ongoing, multi-center, phase 3 clinical study (QST-13-003) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot®  auto injector in testosterone deficient adult males.  In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment and follow up phase of this study.  Based upon a written response we received from the FDA related to our clinical development program for QS T, we are currently conducting an additional study, QST-15-005, to support the filing of our expected 505 (b) (2) New Drug Application (“NDA”) for QS T.  The study includes a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  We completed enrollment in study QST-15-005 in October 2015 and anticipate that the last patient in the study will complete their final visit in the second quarter of 2016. We believe we will file the NDA for QS T in late 2016 or early 2017.

In partnership with AMAG Pharmaceuticals, Inc., we are currently developing a variation of our VIBEX® QuickShot® auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxy-progesterone caproate injection) under a license, development and supply agreement.  Under this arrangement, AMAG is responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, to manufacture and supply the drug, and to market, sell and distribute the product.  We are responsible for the design and development of the auto-injection device, to manufacture and supply the device, and to assemble and package the final product.

We also have two gel-based products which are commercialized through partners.  We have an oxybutynin gel product, Gelnique™ for the treatment of overactive bladder (“OAB”), which is currently marketed in the U.S. under a licensing agreement with Actavis plc (“Actavis”).  Elestrin® (estradiol gel) is currently marketed by Meda Pharmaceuticals, Inc. (“Meda”) in the U.S. for the treatment of moderate-to-severe vasomotor symptoms associated with menopause.

Our products and product opportunities are summarized and briefly described below:

Product	Drug	Partners	Indication	Territory	Regulatory Status
OTREXUP™	Methotrexate	None	RA; pJIA Psoriasis	U.S.	Approved

ZOMA-Jet™ Needle-free Injector	hGH (5 mg and 10 mg)	Ferring	Growth Retardation	U.S.	Approved

ZOMA-Jet™ Needle-free Injector	hGH (4 mg and 10 mg)	Ferring	Growth Retardation	Europe, Asia Pacific	Approved

Twin-Jector® EZ II Needle-free Injector	hGH	JCR	Growth Retardation	Japan	Approved

Elestrin®	Estradiol	Meda	Hormone Replacement Therapy	U.S.	Approved

Oxybutynin Gel 3%	Oxybutynin	Actavis	OAB	U.S.	Approved

VIBEX® Auto Injector	Sumatriptan	Teva	Migraines	U.S., Canada	Approved

VIBEX® Auto Injector	Epinephrine	Teva	Anaphylaxis	U.S.	Filed

Disposable Pen Injector	Exenatide	Teva	Diabetes	U.S.	Filed

Disposable Pen Injector	Undisclosed	Teva	Undisclosed	U.S. and Europe	Clinical

VIBEX® QuickShot® (“QS”) Auto Injector	Hydroxy-progesterone caproate	AMAG	Reduced Risk of Preterm Birth	Worldwide	Clinical

VIBEX® QS T	Testosterone	None	Testosterone Replacement Therapy	U.S.	Clinical

VIBEX® QS M	Undisclosed	None	Undisclosed	Undisclosed	Pre-clinical

Antares is a Delaware corporation with principal executive offices located at 100 Princeton South Corporate Center, Suite 300, Ewing, New Jersey 08628.  We have two wholly owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG).  On January 31, 2001, we completed a business combination to acquire the operating subsidiaries of Permatec Holding AG, headquartered in Basel, Switzerland. Upon completion of the transaction, our name was changed from Medi Ject Corporation to Antares Pharma, Inc.

We have a single reportable operating segment, drug delivery, which includes self-administered parenteral pharmaceutical products and technologies.  See Note 2 to the Consolidated Financial Statements in Part II, Item 8 about segment financial information.

Market Overview

Our focus is specifically on the market for delivery of self-administered injectable drugs, comprised of non-biologic, small molecule drugs and biological products or biosimilars.  We believe that many injectable products currently offered in vials could be replaced with user-friendly auto injectors promoting better compliance and improvement in dose accuracy.  Several manufacturers of injectable products have introduced convenient alternatives to vials, such as prefilled syringes and injector systems, and an increasing proportion of people who self-administer drugs are transitioning to prefilled syringes and other injector systems when offered. We believe that our injection technologies and products offer further improvements in convenience and comfort for patients self-administering injectable products as well as provide the appropriate technique to the patient to accurately self-inject. Additionally, the delivery of pharmaceutical therapies through injection systems often improves the systemic bioavailability of those treatments by overcoming absorption barriers common with oral and, in some cases, transdermal delivery. Improved bioavailability is considered beneficial when considering the role of route of administration on pharmaceutical efficacy. We believe our business model of developing our own pharmaceutical products in targeted therapeutic categories using our pressure-assisted auto injectors and pen injectors has the potential for further market penetration in the future.  Also, partnering with pharmaceutical manufacturers of injectable products that are outside of our therapeutic focus offers us additional potential to profit from our proprietary injector systems.

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

Condition	Products
Diabetes	Humalog (Lilly), Humulin (Lilly), Novolog (Novo Nordisk), Apidra (Sanofi Aventis), Lantus (Sanofi Aventis), Levemir (Novo Nordisk), Byetta (AstraZeneca), Bydureon (AstraZeneca)

Growth deficiency	Genotropin (Pfizer), ZOMACTON (Ferring), Humatrope (Lilly), Nutropin AQ (Roche), Noridtropin (Novo Nordisk), Saizen/Serostem (EMD Serono), Omnitrope (Sandoz)

Rheumatoid Arthritis	Enbrel (Amgen), Humira (Abbvie), Simponi (Centocor Ortho Biotech), Cimzia (UCB)

Multiple Sclerosis	Avonex (Biogen Idec), Betaseron (Bayer), Copaxone (Teva), Rebif (EMD Serono)

Chronic Hepatitis C	Intron-A (Merck), Pegasys (Roche), Peg-Intron (Merck)

Anemia/Neutropenia	Aranesp (Amgen), Neulasta (Amgen)

Migraine	Imitrex (GSK, Par, Sandoz), Sumavel (Zogenix), Alsuma (Pfizer) Sumatriptan Autoinjector (Sun Pharma)

Allergic Emergency	Epipen (Mylan), Twinject (Amedra), Auvi-Q (Sanofi)

In addition to the drugs listed in the table above and the products we already have in development, we have identified other injectable single and multi-source drug products currently on the market that we believe are appropriate for self-administration and are candidates for our device technologies.

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

OTREXUP™ is indicated for use in adults with severe, active RA or children with active polyarticular juvenile arthritis (“pJIA”) who are intolerant of or had an inadequate response to first‑line therapy, including full dose non‑steroidal anti‑inflammatory agents, and adults with severe recalcitrant psoriasis.  RA is a chronic autoimmune disease, resulting in pain, stiffness, swelling, joint damage, and loss of function of the joints. According to the Arthritis Foundation, RA affects approximately 1.5 million Americans, which is almost 0.5% of the U.S. population.  The disease onset generally occurs between the ages of 30 to 60 years in women.  In men, it often occurs later in life.  According to Symphony Health Solutions, a healthcare data and analytics company, U.S. sales of biologic drug products approved to treat rheumatoid arthritis were approximately $20.0 billion in 2015.  Some of these agents are also approved for other indications including plaque psoriasis, Crohn’s disease, ulcerative colitis, juvenile idiopathic, ankylosing spondylitis, and psoriatic arthritis, making it difficult to determine the proportion of sales attributable to use in rheumatoid arthritis.

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

Other rheumatological conditions for which methotrexate is an approved treatment are pJIA in children who have had an insufficient therapeutic response to, or are intolerant of, an adequate trial of first-line therapy including full dose non-steroidal anti-inflammatory agents (“NSAIDs”) and in patients with severe, recalcitrant, disabling psoriasis that is not adequately responsive to other forms of therapy after a definite diagnosis has been established.  As indicated in the OTREXUP™ prescribing information, the recommended dosing schedule for methotrexate in psoriasis is 10 to 25 mg per week until adequate response is achieved.  In pJIA the recommended starting dose is 10 mg/m2 given once weekly.

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

We believe that OTREXUP™ offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug administered with a needle and syringe.  According to studies by Dr. Wegrzyn published in The Annals of Rheumatic Diseases in 2004, Dr. Mainman published in Clinical Rheumatology in 2010, Dr. Bakker published in The Annals of Rheumatic Diseases in 2010, and Dr. Braun published in Arthritis and Rheumatism in 2008, many patients who start on oral methotrexate may have an inadequate clinical response due in part to a lack of efficacy or poor tolerability. Although published studies have demonstrated switching to a parenteral route of administration can improve absorption, a 2015 report by Symphony Healthcare found that approximately 7% of patients on methotrexate are being prescribed the injectable form.

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

Since its launch in February 2014, OTREXUP™ has been prescribed by nearly 2,000 physicians. The Company’s marketing data reveal that some physicians regularly use OTREXUP™ in RA patients who have experienced an inadequate response to oral methotrexate therapy for reasons of tolerability and/or efficacy.   We have worldwide marketing rights for OTREXUP™ and independently market OTREXUP™ on our own in the U.S. for the treatment of RA.  Commercial sales of OTREXUP™ commenced in early 2014, with good initial clinical adoption/utilization, and reimbursement status among payer organizations that is consistent with other in-class products.   In 2014, Medac Pharma Inc. (“Medac Pharma”), a privately held pharmaceutical company, announced FDA approval of an NDA for their product, Rasuvo™, a subcutaneous injectable methotrexate in a ready-to-use injection device indicated for the treatment of management of adults with severe, active RA or children with active pJIA who are intolerant of or had an inadequate response to first‑line therapy, including full dose non‑steroidal anti‑inflammatory agents. Medac Pharma launched Rasuvo™ on October 6, 2014. The product is available in 10 dosage strengths, ranging from 7.5 mg to 30 mg in 2.5 mg increments.

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

The U.S. testosterone replacement therapy (“TRT”) market in 2015 was approximately $2.8 billion according to a Symphony Health Solutions report.  Injectable TRT grew from $212.0 million in 2013 to $237.0 million in 2015, an increase of almost 12%.   There is significant competition within the TRT market among many pharmaceutical companies including Abbvie, Inc. (formerly Abbott), Eli Lilly and Company (“Lilly”), Endo Pharmaceuticals, Inc (“Endo”), Pfizer, Inc. (“Pfizer”), Actavis PLC (“Actavis”), Sandoz, Inc. (“Sandoz”), Mylan, Inc. (“Mylan”), Bedford Laboratories (“Bedford”), and Teva.

According to the Urology Care Foundation in June 2014, low serum testosterone, also known as hypogonadism or andropause, affects roughly four out of 10 men over the age of 45. The prevalence of low testosterone increases with age.  Researchers have found that the incidence of low testosterone increases from approximately 20% of men over 60, to 30% of men over 70 and 30% of men over 80 years of age.  In May 2014, Forbes.com estimated 13 million men in the U.S. suffer from lower than average testosterone.  Symptoms and health risks associated with low testosterone include compromised sexual function, loss of bone density, reduced muscle mass, lethargy, mood disorders, impaired cognition, and cardiovascular disease.  Several factors, including low awareness, embarrassment and stigma associated with low testosterone are believed to contribute to the relatively low diagnosis and treatment levels. Testosterone replacement therapy is given to restore patients’ testosterone levels to within the normal range, and the potential benefits of therapy include improved sexual function, increased energy levels, and improved mood. TRT can also improve body composition by decreasing fat mass, increase lean body mass, potentially increase muscle strength, and stabilize or increase bone mineral density, as well as reduce bone fractures.

Topical formulations of TRT, such as Androgel, Testim, Fortesta, Axiron, dermal patches and buccal delivery are frequently prescribed versions of TRT.  Not all men are able to adequately absorb the gel formulations or otherwise find them unacceptable for reasons including risks of transferring the gel to spouses or children, dissatisfaction with the application process, or suboptimal clinical results due to variability in exposure and compliance.  Injectable testosterone is an option for men with an inadequate response to transdermal therapies. Additionally, there are three oral formulations currently under various stages of development to treat testosterone deficiency.  The companies developing these products are Repros Therapeutics, Clarus Therapeutics and Lipocine.

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

For these reasons, we are developing VIBEX® QS T, a once-weekly subcutaneous injectable testosterone product that could be conveniently self-administered at potentially lower dosages given more frequently than is generally practical with repeated visits to the physician’s office.  The VIBEX® QS T utilizes a small gauge needle for patient comfort.  See Research and Development below and Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of research and development for VIBEX® QS T.

ZOMA-Jet™ (hGH)

ZOMA-Jet™ is our needle-free auto injector offered by Ferring to patients who use its brand of hGH.  It is designed to deliver hGH treatment to children without the use of a needle.

According to Symphony Health Solutions, hGH sales in the U.S. were $1.8 billion in 2015.  There is significant competition within the hGH market between major pharmaceutical companies such as F. Hoffmann-La Roche AG, Pfizer, Novo Nordisk, Inc, Sandoz, and EMD Serono, Inc. among others.  We believe that product attributes, including patient comfort and ease-of-use, play a key role, along with price and promotion, in determining performance in the market.

The ZOMA-Jet™ device can administer injectables by using a spring to push the active ingredient in solution or suspension through a micro-fine opening in the needle-free syringe. The opening is approximately half the diameter of a standard 30-gauge needle. A fine liquid stream then penetrates the skin, and the dose is dispersed into the layer of fatty, subcutaneous tissue. The drug is subsequently distributed throughout the body, successfully producing the desired effect.

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

The ZOMA-Jet™ device is primarily used in the U.S., Europe, Asia, Japan and elsewhere to provide a needle-free means of administering human growth hormone to patients with growth retardation. We typically sell our injection devices to partners in these markets who manufacture and/or market human growth hormone directly. The partners then market our device with their growth hormone. We receive benefits from these agreements in the form of product sales and royalties on sales of their products.

The ZOMA-Jet™ device has been sold for use in more than 30 countries to deliver hGH. The product is reusable, with each device designed to last for approximately 3,000 injections (or approximately two years) while the needle-free syringe is disposable after approximately one week when used by a patient for injecting from multi-dose vials. Our pharmaceutical partner, JCR, markets hGH in Japan as the Twin-Jector® EZ II Needle-free Injector.  Our pharmaceutical partner, Ferring, has an established branded product in the hGH market using our needle-free injector, marketed as the ZOMA-Jet™ 2 Vision for their 4 mg formulation and ZOMA-Jet™ Vision X for their 10 mg formulation.  In December 2014, Ferring acquired the U.S. rights to Tev-Tropin® from Teva and assumed Teva’s obligations under the device supply agreement.  On March 31, 2015, we announced that Ferring had received FDA approval of a name change to ZOMACTON (somatropin [rDNA origin] for injection, and the needle free delivery system to be marketed in the U.S. as ZOMA-Jet™.  Ferring also received approval from the FDA to market the 10 mg needle free injection device which, along with the consumables, is supplied by Antares to Ferring.

VIBEX® with Epinephrine

We have a license, development and supply agreement with Teva for our VIBEX® system which we have designed for a product containing epinephrine.  We have scaled-up the commercial tooling and molds for this product, and have shipped pre-launch quantities of devices to Teva.  We are awaiting FDA approval of the product as a generic substitute of Mylan’s branded product, EpiPen®. Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA on February 23, 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva is evaluating the CRL and intends to submit a response. Due to the major nature of the CRL, Teva expects that its epinephrine product will be substantially delayed from the previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.

The EpiPen® is the global market leader in the epinephrine auto injector market.  In the U.S., according to Symphony Health Solutions, sales of epinephrine injection products were approximately $2.2 billion in 2015 with the EpiPen® accounting for 87% of the total.    Mylan, Inc. reported that EpiPen® has a 90% world market share in the U.S. and worldwide.  Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis.

VIBEX® with Sumatriptan

In December 2015, we received FDA approval of our ANDA for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP for the acute treatment of migraine and cluster headache in adults. The reference listed drug in the ANDA was GlaxoSmithKline’s Imitrex® Injection.  We have a license, supply and distribution agreement with Teva for our VIBEX® system, under which Teva will supply the drug and commercialize and distribute the finished product.  We are currently preparing for commercialization of the product.  According to Symphony Health Solutions, the total U.S. retail anti-migraine market was $5.6 billion in 2015. Oral drugs accounted for $4.8 billion of the total, and injectable products accounted for approximately $200 million of the total market.

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

About 14% of triptan prescriptions are currently for injectable triptans.  Sumatriptan is the only injectable triptan approved for use in the U.S.  Sumatriptan is currently available in an oral formation, a nasal spray (Imitrex, GSK and generic), a needless injector (Sumavel, Astellas/Zogenix), and a transdermal patch (Zecuity, Teva).

Several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex StatDose), Pfizer (Alsuma), ENDO Pharmaceuticals (Sumavel DosePro), and Sun Pharma (generic sumatriptan autoinjector) and Dr. Reddy’s Laboratories generic sumatriptan auto-injector (Zembrace SymTouch).  Two companies, Par Pharmaceutical Companies, Inc. and Sandoz, market authorized generic versions of GSK’s Imitrex STATdose.  At least three companies, including Bedford Labs, Teva, and Fresenius Kabi have FDA approval to market injection sumatriptan in prefilled syringes, although we are not aware of any that presently market this product configuration.  Additionally, several generics manufacturers offer injectable sumatriptan in vials.

VIBEX® QuickShot® (hydroxyprogesterone caproate injection)

We have a development and license agreement with AMAG Pharmaceuticals, Inc. to develop and supply a subcutaneous auto injector system for use with its progestin drug Makena® (hydroxyprogesterone caproate) indicated for the prevention of preterm birth in women who are pregnant with one baby and who have delivered one baby too early in the past.  Currently, Makena® is administered by a healthcare provider intramuscularly through a 21 gauge needle.

Disposable Pen Injector with Exenatide

Our multi use, disposable pen injector complements our portfolio of single-use pressure assisted auto injector devices.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  Our disposable pen injector is designed for chronic conditions such as diabetes, which require daily injection of a product.  Depending on dose, our pens can hold up to thirty days of drug dosing.  We are planning to scale up tooling and molds for commercial scale production.  Although differing from the other pressure assisted injection strategies common to the above portfolio of injection therapy, this device includes a dosing mechanism design that is drawn from our variable dose needle-free technology.  We have signed a license agreement for an exenatide pen injector with Teva, which has an ANDA under active review at the FDA.

Exenatide, marketed as Byetta, is used along with diet and exercise to treat type 2 diabetes, a condition in which the body does not use insulin normally and therefore cannot control the amount of sugar in the blood.  Exenatide works by stimulating the pancreas to secrete insulin when blood sugar levels are high. Insulin helps move sugar from the blood into other body tissues where it is used for energy. Exenatide also slows the emptying of the stomach and causes a decrease in appetite. Exenatide is not used to treat type 1 diabetes, a condition in which the body does not produce insulin and therefore cannot control the amount of sugar in the blood.  Exenatide is not used instead of insulin to treat people with diabetes who need insulin.  Total U.S. sales of Exenatide/Byetta by Astrazeneca AB (“Astrazeneca”) and Amylin Pharmaceuticals, LLC (“Amylin”) in 2015 were approximately $350 million according to Symphony Health Solutions. Bydureon, a long acting form of the medication Byetta, had approximately $822 million in U.S. sales in 2015, according to Symphony Health Solutions.

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

Pressure assisted auto injection is a form of parenteral drug delivery that continues to gain acceptance among the medical and patient community. Encompassing a wide variety of sizes and designs, this technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the subcutaneous tissue. We have designed disposable, pressure assisted auto injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, migraine headaches, acute pain and other undisclosed therapies.   Our proprietary VIBEX® disposable auto injector systems combine a spring-based power source with a shielded needle, which delivers the needed drug solution subcutaneously or intramuscularly.

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

The primary goal of the VIBEX® disposable pressure assisted auto injector is to provide a fast, safe, and time-efficient method of self-injection. This device is designed around conventional single dose pre-filled syringes, which is a primary drug container, offering ease of transition for potential pharmaceutical partners.  We have signed two license agreements with Teva for our VIBEX® system.  One of these agreements is for a product containing epinephrine and the other is for sumatriptan.  We also developed the VIBEX® auto injector system for delivery of methotrexate (OTREXUP™) for treatment of RA, pJIA and psoriasis.

Our latest advancement in our proprietary line of VIBEX® auto injectors is the VIBEX® QS auto injector system which offers a dose capacity of 1 mL and greater in a compact design. VIBEX® QS is designed to enhance performance on the attributes most critical to patient acceptance—speed, comfort and discretion.  VIBEX® QS achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The new design also accommodates fast injection of highly viscous drug products that stall less-powerful conventional auto injectors.  Many self-injectable biological agents currently marketed and in clinical development are formulated to be administered in a 1 mL dose volume and tend to be of higher viscosity than non-biologic injectable products.   We are developing products based on the VIBEX® QS system, including the VIBEX® QS T for delivery of testosterone as replacement therapy in men who have testosterone deficiency, VIBEX® QS M with an undisclosed drug for treatment of a CNS indication, and VIBEX® QS for use with the progestin hormone drug Makena® used to lower the risk of preterm birth.

Disposable Pen Injector System

Our multi-use, disposable pen injector complements our portfolio of single-use pressure assisted auto injector devices.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  Our disposable pen injector is designed for chronic conditions such as diabetes, which require daily injection of a product.  Depending on dose, our pens can hold up to thirty days of drug dosing.  We have begun to scale up tooling and molds for potential commercial scale production.  Although differing from the other pressure assisted injection strategies common to the above portfolio of injection therapy, this device includes a dosing mechanism design that is drawn from our variable dose needle-free technology.  We have signed a license agreement with Teva for our pen injector device for two products: an undisclosed pen device under development for use in U.S. and Europe, and an exenatide pen which has an ANDA under active review at the FDA.

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

Research and Development

We conduct clinical, regulatory, formulation development, parenteral device development and commercial development activities for internal and partnered products.  We have several products at various stages of development as highlighted in our “Products and Product Opportunities” schedule in the Overview section above.  Additionally, see Collaborative Arrangements and License Agreements in this Item 1 for a discussion of pharmaceutical partners that are developing compounds using our technology.  For a discussion of amounts we have spent on research and development activities, see Research and Development in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a discussion of our significant research and development programs.

VIBEX® QS T (testosterone).  We are developing VIBEX® QS T for self-administered weekly injections of testosterone enanthate in a preservative free formulation for clinically testosterone deficient men requiring testosterone replacement therapy.

On December 5, 2012, we conducted a pre-IND (Investigational New Drug application) meeting with the FDA as part of preparing to initiate clinical development of VIBEX® QS T, establishing an agreed upon clinical path forward.  In September 2013, we announced that the first patients were dosed in a clinical study evaluating the PK profile of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the VIBEX® QS T auto injector device in testosterone deficient adult males. The study enrolled 39 patients at nine investigative sites in the U.S.  We announced our top line results of this study in a press release on February 20, 2014.  We believe that the results are positive in that VIBEX® QS T treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward.  VIBEX® QS T was also safe and well tolerated by all dosed patients.

On November 3, 2014, we announced that the last patient had been enrolled in a double-blind, multiple-dose, phase III study (QST-13-003) to evaluate the efficacy and safety of  VIBEX® QS T administered subcutaneously once each week to testosterone-deficient adult males.  Patients enrolled in this study had a documented diagnosis of hypogonadism or testosterone deficiency defined as having testosterone levels below 300 ng/dL.  The study includes a screening phase, a treatment titration and efficacy phase and an extended treatment phase.  One hundred fifty patients were enrolled in this study.  Patients meeting all eligibility criteria were assigned to receive a starting dose of VIBEX® QS T once weekly for six weeks.  Adjustments to dose could be made at week seven based upon the week six pre-dose blood level.  The efficacy of VIBEX® QS T and dose adjustment to regulate testosterone levels were evaluated after 12 weeks of treatment.

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

Participants in the study remained on QS T and were followed for an additional 40 weeks for the collection of safety data.   One hundred fifty patients have received at least one dose of study drug.  To date, there has been one reported death, which was caused by suicide, and the Company cannot rule out the role of the study drug. There was one serious adverse event (“SAE”) of hospitalization for worsening depression in a patient with a history of depression.  This patient received a single dose of QS T, and the investigator concluded that the SAE was not considered to be related to the study drug.  The Company has concluded that the single dose exposure makes it unlikely that the SAE was related to the study drug and more likely to be due to the patient’s history of depression and recent discontinuance of antidepressants.

After we initiated study QST-13-003, but before we announced positive top-line pharmacokinetic results in February 2015, we received written recommendations from the FDA related to our clinical development program for QS T.  The recommendations received were in response to various clinical, Chemistry, Manufacturing and Controls and user study submissions that we made through November 2014.  We believe that we had already factored many of the recommendations cited in the advice letter into the protocol of the ongoing QST-13-003 study and into the protocols for planned human use studies as a result of guidance provided by the FDA at the May 2014 Type C meeting.  Based on a single reported occurrence of hives in our phase II study, the FDA recommended that we create a larger safety database, including approximately 350 subjects exposed to QS T with approximately 200 subjects exposed for six months and approximately 100 subjects exposed for a year.  We assessed the FDA’s comments in the advice letter and their impact on the timing of the filing of a New Drug Application (“NDA”) for QS T with the FDA.  Based on the number of subjects in previous studies and in the current QST-13-003 study, we concluded that we would need additional subjects exposed to QS T for six months.  The timing and design of the study to obtain the additional subjects and data required was determined based on further discussion with the FDA.    We submitted our response to the FDA’s written recommendations in early March 2015.

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

In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment phase of this study.  In early November 2015, the Company also announced that enrollment was complete in study QST-15-005. At that time, 108 patients had received a dose of QS T.  Following completion of screening, 133 patients were dosed with QS T.  The Company believes that upon successful completion of this study we should be able to meet or exceed the FDA’s recommendation for the larger safety database as discussed above.  We anticipate the last patient in the study will complete their final visit in the second quarter of 2016.

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

Device Development Projects.  We, along with our pharmaceutical partners, are engaged in research and development activities related to our VIBEX® disposable pressure assisted auto injectors, our QS auto injectors, and our disposable pen injectors.  We have signed license agreements with Teva for our VIBEX® system for a product containing epinephrine and for a product containing sumatriptan as well as for our pen injector devices for a product containing exenatide and for an undisclosed product. We also have a license, development and supply agreement with AMAG for our QS device containing Makena® indicated for reduced risk of preterm birth. Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly.  The following is a summary of the development stage for the four products in development with Teva and the development stage of our product with AMAG.

VIBEX® with Epinephrine

We have designed the VIBEX® device for a product containing epinephrine and have scaled up the commercial tooling and molds for this product.  From a regulatory standpoint Teva filed this product as an ANDA, and the FDA accepted the filing as such.  Currently, Teva is conducting its own development work on the drug product (epinephrine).  An amendment to the ANDA was filed with the FDA in December 2014.  Teva received a complete response letter on February 23, 2016 relating to its epinephrine ANDA in which, according to Teva, the FDA identified certain major deficiencies. Teva is evaluating the CRL and intends to submit a response. Due to the major nature of the CRL, Teva expects that its epinephrine product will be substantially delayed from the previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.

VIBEX® with Sumatriptan

We have designed the VIBEX® device for a product containing sumatriptan and have scaled up the commercial tooling and molds for this product. In December 2015, the FDA approved our ANDA for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP, indicated for adults for the acute treatment of migraine and cluster headache.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.  The VIBEX® Sumatriptan product will be distributed under the terms of a license, supply and distribution arrangement with Teva, and is currently expected to be launched in 2016.

Disposable pen injector

We previously provided clinical supplies for an undisclosed pen injector product to Teva.  From a regulatory standpoint Teva has conducted a bioequivalence study for the product and determined the appropriate regulatory pathway is a 505(b)(2).  The FDA has requested additional clinical work be conducted in support of the filing.  Teva decided to redesign the pen injector for this product and we completed the process of making significant design modifications.  Teva is developing this product for both Europe and the U.S. with the European clinical/regulatory team leading the development.   In 2014, we completed device development and delivered devices for a drug stability program to support a regulatory filing.

Exenatide disposable pen injector

We have designed and produced pen injectors for the exenatide pen injector product.  Teva believes the regulatory pathway for this product is an ANDA pathway.  Teva initiated drug stability and completed the device development program and filed an ANDA with the FDA in the second half of 2013.  The ANDA was accepted by the FDA in October 2014 and is currently under FDA review.  In December 2014, Amylin and AstraZeneca filed a complaint alleging patent infringement against Teva resulting in a thirty-month stay on FDA’s approval of the ANDA; the stay will expire in April 2017 unless the litigation is ended prior to that time.

The development timelines of the auto and pen injectors related to the Teva products are controlled by Teva.  We expect development related to the Teva products to continue in 2015, but the timing and extent of near-term future development will be dependent on decisions made by Teva.

VIBEX® QS with Makena® (hydroxyprogesterone caproate injection)

We are in the process of developing a variation of our VIBEX® QuickShot® auto injector for use with the progestin hormone drug Makena® under a license, development and supply agreement with AMAG. Under this arrangement, AMAG is responsible for the clinical development and preparation, and submission and maintenance of all regulatory applications.  We are responsible for the design and development of the auto-injection device.

Manufacturing

We use third parties to manufacture our products and product candidates and have agreements with those third parties to provide those services.  We are responsible for device manufacturing and believe we are currently in compliance with current Quality System Regulations (“QSR”) established by the FDA and by the Medical Device Directive established by the European Commission. Injector and disposable parts are manufactured by third-party suppliers. Assembly and packaging of all of our products, including our needle-free device for all of our partners and OTREXUP™, is performed by third-party suppliers under our direction.  Product release is performed by us.  Below is a summary of our production, manufacturing, assembly and packaging arrangements with third parties:

•

We utilize Minnesota Rubber and Plastics (“MRP”), a contract manufacturing company, to manufacture and assemble our needle-free devices and certain related disposable component parts for our partners Ferring and JCR.

•

We utilize Phillips-Medisize Corporation (“Phillips”), an international outsource provider of design and manufacturing services, to produce clinical and commercial quantities of our VIBEX® QS T auto injector device and our pen injector device for the Teva exenatide pen product.

•

We are working with ComDel Innovation, Inc. (“ComDel”), a provider of integrated solutions for product development, tooling, and manufacturing, to provide manufacturing services for the VIBEX® with sumatriptan product.

•

We have contracted with Nypro Inc. (“Nypro”), an international manufacturing development company to supply commercial quantities of our VIBEX® pressure assisted auto injector device in compliance with FDA QSR regulations for our OTREXUP™ and VIBEX® epinephrine products.

•	We have contracted with Pharmascience Inc., formerly Uman Pharma (Montreal, Canada) to supply commercial quantities of methotrexate pre-filled syringes for the U.S and Canadian markets for OTREXUP™.
•

We have contracted with Sharp Corporation, an international contract packaging company, to assemble and package OTREXUP™.  All of our pharmaceutical manufacturing and packaging suppliers are subject to compliance with Current Good Manufacturing Practices (“cGMP”).

Distribution

In connection with the launch of OTREXUP™ we have contracted with a third-party logistics provider, Cardinal Health 105, Inc., also known as Specialty Pharmaceutical Services (“Cardinal”), for key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management. In addition, we will utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.

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

Third-party payers use tiered reimbursement which may adversely affect demand for OTREXUP™ by placing it in a more expensive patient co-payment tier. We cannot be certain that OTREXUP™ will successfully be placed on the list of drugs covered by particular health plan formularies. Additionally, with the introduction of another methotrexate/auto injector, third-party payers are currently demanding, and will most likely continue to demand more aggressive contractual terms from Antares for favorable formulary placement for OTREXUP™.  Some states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If OTREXUP™ is not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients, thereby diminishing the potential market for OTREXUP™ in this market segment.

Our partnered products encounter the same issues with reimbursement stated above.  Although we do not control the reimbursement rate or discounts contracted with third-party payers by our partners, it ultimately affects our royalty payments on products such as ZOMACTON®, Elestrin® and Gelnique®.  We have encountered a widening gap between gross sales and net sales after discounts on both of these products which has negatively affected our royalty revenue.

Sales and Marketing

OTREXUP™

We have the worldwide marketing rights for OTREXUP™ and commercialize OTREXUP™ on our own in the U.S. We have an internal sales and marketing organization that includes approximately 50 employees directly involved in our commercialization and sales efforts.  In 2014, we had a contracted field force comprised of approximately 25 sales representatives to market the product in the U.S. to key rheumatology specialists. In December 2014, we terminated the contract with the contract sales organization, and in January 2015, we began to hire sales representatives to fill 32 territories.  We have entered into agreements with vendors for commercialization services such as third-party contracting and distribution.  We may enter into licensing and or additional distribution arrangements for commercialization of our products outside the U.S.

For a discussion regarding revenues related to our products and services, as well as our revenues by geographic areas, see Results of Operations Revenues in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Note 10 to the Consolidated Financial Statements.

Collaborative Arrangements and License Agreements

The following table describes existing pharmaceutical and device relationships and license agreements:

Partner	Drug	Market Segment	Product
Ferring	hGH (ZOMACTON®) (4 mg formulation)	Growth Retardation (Europe, Asia Pacific)	Needle Free ZOMA-Jet™ 2 Vision

Ferring	hGH (ZOMACTON®) (10 mg formulation)	Growth Retardation (Europe, Asia Pacific)	Needle Free ZOMA-Jet™ Vision X

Ferring	hGH (ZOMACTON®) 5 mg, 10 mg	Growth Retardation (United States)	Needle Free ZOMA-Jet™

JCR	hGH	Growth Retardation (Japan)	Needle Free Twin-Jector® EZ II

Teva	Epinephrine	Anaphylaxis (U.S. and Canada)	VIBEX® Auto Injector

Teva	Sumatriptan	Migraines (U.S. and Canada)	VIBEX® Auto Injector

Teva	Undisclosed Product	Undisclosed (North America, Europe & others)	Pen Injector

Teva	Exenatide	Diabetes (North America, Europe & others)	Pen Injector

Actavis	Oxybutynin	OAB (United States)	Gelnique 3%

Meda	Estradiol	Hormone replacement therapy (North America, other countries)	Elestrin® Gel

Ferring	Undisclosed	Undisclosed (Worldwide)	Transdermal Gel

AMAG	Makena® (Hydroxyprogesterone caproate)	Maternal Health (Worldwide)	VIBEX® QS Auto Injector

The table above summarizes agreements under which our partners are selling products, conducting clinical evaluation, and performing development of our products. For competitive reasons, our partners may not divulge their name, the product name or the exact stage of clinical development.

In June 2000, we granted an exclusive license to BioSante (now ANI) to develop and commercialize our gel technology products for use in hormone replacement therapy in North America and other countries.  ANI paid us an upfront payment upon execution of the agreement and is also required to make royalty payments to us on commercial sales of the products.  Currently we expect that Elestrin®, which is sublicensed by Meda, will be the only product commercialized under this license agreement.

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

In December 2007, we entered into a license, development and supply agreement with Teva under which we will develop and supply a disposable pen injector for use with exenatide and an undisclosed patient-administered pharmaceutical product.  Under the agreement, an upfront payment, development milestones, and royalties on product sales are to be received by us under certain circumstances.  In January 2011, this agreement was amended to provide payments to us for capital equipment and other development work.  In 2015, 2014, and 2013, statements of work in connection with continued development of these two products were agreed upon, providing additional payments to us.  This agreement will continue until the later of December 2017 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval, and will be automatically renewed for successive periods of two years each.  Currently the expiration date of the last to expire patent is 2029, and we have filed patent applications that, if granted, would expire in 2034 and 2035.

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

In December 2011, we entered into a licensing agreement with Pfizer Consumer Healthcare (“Pfizer”) for one of our drug delivery technologies to develop an undisclosed product on an exclusive basis for North America.  On October 5, 2015, we received a written notice of termination of the Agreement from Pfizer.  Accordingly, the Agreement terminated on November 5, 2015.

In November 2012, we entered into a license, supply and distribution agreement with Teva for an auto injector product containing sumatriptan for the treatment of migraines.  We will manufacture the device and do final assembly and packaging of the final product, and Teva will manufacture and supply the drug and will commercialize and distribute the product in the U.S.  Teva also received an option for rights in other territories.  Under the agreement, we received an upfront payment and will receive a milestone payment upon commercial launch.  In addition, net profits will be split 50/50 between us and Teva.  The term of the agreement is seven years from commercial launch, with automatic one-year renewals unless terminated by either party after the initial term.

In November 2013, we entered into a promotion and license agreement with LEO Pharma.  Under this agreement we granted LEO Pharma the exclusive right to promote OTREXUP™ to dermatologists for symptomatic control of severe recalcitrant psoriasis in adults in the U.S.  LEO Pharma is responsible for promotion and marketing activities in dermatology and we are responsible for the supply of OTREXUP™ product and samples.  We received from LEO Pharma a non-refundable upfront payment of $5.0 million and received a second milestone payment of $5.0 million upon launch of the product and meeting other performance obligations in March 2014.  The agreement was terminated in June 2015 and we regained the exclusive U.S. marketing rights to OTREXUP™.

In September 2014, we entered into a development and license agreement with Lumara Health, Inc., which was subsequently acquired by AMAG, to develop and supply an auto injector system for use with a progestin drug (hydroxyprogesterone caproate) indicated for the prevention of pre-term labor in pregnant women. Under the agreement, we granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, and received an upfront payment for our license and development activities.  We are also entitled to milestone payments upon the achievement of pre-determined amount of net sales of the product.

AMAG is responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, to manufacture and supply the drug to be used in the product, and to market, distribute and sell the product.  We are the exclusive supplier of the auto-injection system devices for the product and are responsible for the manufacture and supply of the devices and final assembly and packaging of the finished product.  Under the arrangement, we will receive payment for each device, and royalties based on the net sales of products commencing on product launch in a particular country until the product is no longer developed, marketed, sold or offered for sale in such country. The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of products and decrease after the expiration of licensed patents or where there are generic equivalents to the auto injector product being sold in a particular country.

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

Competition in the U.S. testosterone replacement market includes Abbvie’s Androgel® and Androgel® 1.62%,  Lilly’s Axiron®, Endo Pharmaceuticals’ Fortesta®,  Delatestryl®, Testim®(and the authorized generic), Striant® and Testopel®, Pfizer’s Depo®-Testosterone, Actavis’ Androderm®, Upsher-Smith’s Vogelxo™ and several generic testosterone in oil products sold by Actavis, Sandoz, Mylan, Bedford Labs, Teva and others.    In addition, at least three additional oral treatments for low testosterone levels are either in development or under active review at the FDA. Clarus Therapeutics is developing an oral formulation of testosterone undecanoate, Rextoro™ and Lipocine is also developing an oral formulation of testosterone undecanoate.  Repros Therapeutics, Inc. submitted an NDA to the FDA on February 2, 2015 for Androxal®, a single isomer of clomiphene citrate under development for the treatment of secondary hypogonadism in overweight men wishing to restore normal testicular function, and received a complete response letter in November 2015.  In 2014, Endo Pharmaceuticals received U.S. FDA approval of testosterone undecanoate injection,

Aveed™.  Endo Pharmaceuticals licensed testosterone undecanoate injection from Bayer, which markets the product as Nebido® in Europe and elsewhere.  Acerus Pharmaceuticals, formerly known as Trimel Pharmaceuticals, received U.S. FDA approval of Natesto™, an intra-nasal testosterone formulation in 2014.  Endo Pharmaceuticals subsequently acquired the exclusive commercial rights to the Natesto™ product in the U.S. and Mexico, and terminated the agreement effective June 30, 2016.

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

Competition in the disposable, single-use injector market includes, but is not limited to, Ypsomed AG, SHL Group AB, OwenMumford Ltd., West Pharmaceuticals, Becton Dickinson, Haselmeir GmbH, Elcam Medical and Vetter Pharma, while competition in the reusable needle-free injector market includes Bioject Medical Technologies Inc. and The Medical House PLC.  Additionally, in the drug injection field we face competition from internal groups within large pharmaceutical companies as well as design houses which complete the design of devices for companies but do not have manufacturing management capabilities.

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

Our device platforms work well in the generic marketplace, the opposite end of the branded strategy.  There are a large number of injectable branded products losing patent protection in the near term which will be or have been subject to the ANDA pathway.  Three of our potential products with our partner Teva (epinephrine, sumatriptan and exenatide in our pen technology) are being developed as generic substitutes to the branded products.  Unlike branded products which need to be detailed to a physician by a sales force, a generic product with an AB rating is substituted at the pharmacy in lieu of the branded product affording a potentially low cost, high penetration generic product.  Our device platform allows for device customization which can provide multiple opportunities in the generic market space.

Recent trends in the pharmaceutical industry include merger and acquisition activity leading to further market consolidation.  In many cases, the resulting pharmaceutical companies are bigger and have more financial, technical and market strength and resources increasing competitive pressure in the industry.

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

Proprietary Rights

When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold numerous patents and numerous additional patent applications pending in the U.S. and other countries.  Our patents have expiration dates ranging from 2017 to 2034. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technologies.

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

Device Approval Process

Drug delivery systems such as our injectors can also be evaluated as part of the drug approval process such as an NDA, sNDA, ANDA, 505(b)(2) or a Biologic Product License Application. Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  The device specific information is filed with FDA as part of the drug approval submission or it may be filed separately in the form of a device master file, also known as the master access file (“MAF”).  In most cases, the device specific information may need to be filed as part of the drug approval submission, and in those cases we will seek agreement from the Agency for review of the device portion of the submission by the Center for Devices and Radiological Health under the medical device provisions of the law.

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

Our products, our products marketed by our partners, as well as our products being developed by our partners are most often categorized as “drug-device combination products” and are subject to the NDA, ANDA, sNDA, sANDA and 505(b)(2) drug approval process and regulations, as well as the device approval processes cited above.

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

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 1, 2016, we had 108 full-time employees. Of the 108 employees, 44 are primarily involved in research, development and manufacturing activities, 49 are primarily involved in commercialization and sales, with the remainder engaged in executive and administrative capacities.  Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

We incurred net losses of $20,658,846 and $35,151,715 in the years ended December 31, 2015 and 2014, respectively.  In addition, we had an accumulated deficit at December 31, 2015 of $229,106,502.  The costs for research and development of our products, product candidates and drug delivery technologies, and certain product candidates of our partners, along with marketing and selling expenses and general and administrative expenses, have been the principal causes of our losses.  We may not ever become profitable and if we do not become profitable your investment could be harmed.

We may need additional capital in the future in order to continue our operations.

At December 31, 2015, we had cash and investments of $47,910,901.  The combination of our current cash and investments balance and projected product sales, product development fees, license revenues, milestone payments and royalties should provide us with sufficient funds to support operations for at least the next twelve months.  However, if funds are not sufficient to support operations in the future, we may need to raise additional funds through debt or equity financings (such as issuing additional equity or debt, including notes convertible into our common stock) or reduce expenditures to meet our cash requirements. If we do obtain such financing, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted. For example, on May 11, 2015, we completed an underwritten offering of 23,000,000 shares of common stock at a price of $2.00 per share in a public offering.  On May 5, 2015, the day we launched the offering, the closing price per share of our common stock was $2.30.  If we are unable to obtain financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully sell OTREXUP™;
•	our ability to successfully develop and obtain regulatory approval for our own product candidates such as VIBEX® QS T and VIBEX® QS M;
•	our and our partners’ ability to obtain regulatory approval, and where applicable to obtain an AB-rating, of partnered products including VIBEX® epinephrine, exenatide and others;
•	the success of our partners in launching new products such as VIBEX® Sumatriptan and selling our existing products;
•	our ability to successfully sell future products if we choose not to partner the product;
•	our ability to manufacture, or have manufactured, products efficiently, at the appropriate commercial scale, and with the required quality;
•	timing of our partners’ development, regulatory and commercialization plans;
•	the demand for our technologies from current and future pharmaceutical partners;
•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;
•	the level of product competition and of price competition;
•	patient acceptance of our current and future products;
•	our ability to obtain reimbursement for our products from third-party payers;

•	our ability to develop additional commercial applications for our products;
•	our ability to attract and retain the right personnel to execute our plans;
•	our ability to develop, maintain or acquire patent positions;
•	our ability to control costs; and
•	general economic conditions.

We launched OTREXUP™ in February 2014 and as a company, we have limited sales and marketing experience.

We launched OTREXUP™ in February 2014. Although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing pharmaceutical products on our own. In order to commercialize OTREXUP™, we have been building our sales, marketing, distribution, managerial and other non-technical capabilities and have made arrangements with third parties to perform these services when needed. In January 2015, we hired sales representatives and district managers to fill our 32 sales territories.  Effective June 23, 2015, we regained the exclusive U.S. marketing rights to OTREXUP™ for the treatment of psoriasis, after the LEO Pharma agreement was terminated for its exclusive right to commercialize OTREXUP™ in the U.S. for this field. We have limited commercial resources and may incur incremental sales and marketing costs if we choose to market OTREXUP™ for the treatment of psoriasis in the U.S. and may be unsuccessful in this commercial strategy.  To the extent we rely on third parties to commercialize OTREXUP™ in the future, we may receive less revenues or incur more expenses than if we had commercialized OTREXUP™ ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. If we are unable to successfully implement our commercial plans and drive adoption by patients and physicians of OTREXUP™ through our sales, marketing and commercialization efforts then we may not be able to generate sustainable revenues from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in maintaining the necessary commercial infrastructure, including sales representatives, managed care, medical affairs and pharmacovigilance teams. The development of commercialization capabilities to market OTREXUP™ has been and will continue to be expensive and time-consuming. As we continue to develop these capabilities, we will have to compete with other pharmaceutical companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell OTREXUP™ may be adversely affected.

Commercialization of OTREXUP™ will require significant resources, and if we do not achieve the sales expected, we may lose the substantial investment made in OTREXUP™.

We have made and are continuing to make substantial expenditures commercializing OTREXUP™.  We have and expect to continue to devote substantial resources to establish and maintain a sales and marketing capability for OTREXUP™.  If we are unsuccessful in our commercialization efforts and do not achieve the sales levels of OTREXUP™ that we expect, we may be unable to recover the large investment we have made in research, development, manufacturing, inventory and marketing efforts, and our business and financial condition could be materially adversely affected.

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

We rely on third party data providers to estimate patient prescriptions dispensed for OTREXUP™ and help determine our revenue each reporting period.

Because we have limited sales history with OTREXUP™, we rely on third party data providers, such as Symphony Health Solutions, as a basis for estimating the number of patient prescriptions of OTREXUP™ during each reporting period and use this information to calculate revenue for OTREXUP™.  While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance regarding the accuracy of the prescription or market data or over the accounting methods and controls related to the information provided to us by third parties. If patient prescriptions dispensed for a given period are underestimated or overestimated, adjustments to revenue may be necessary.  As a result, we are at risk of third parties providing us with erroneous data which could have a material adverse impact on our revenue reporting and our business.

We will depend on Teva to manufacture, supply, distribute and commercialize VIBEX® Sumatriptan in the U.S.

We have entered into a license, supply and distribution agreement with Teva to distribute VIBEX® Sumatriptan, an auto injector product containing sumatriptan for the treatment of migraines.  Under our arrangement, we will manufacture the auto injector and do final assembly and packaging of the final product and Teva will manufacture and supply the drug sumatriptan and distribute and commercialize the product in the U.S. Teva also has an option for rights in other territories.

There is no guarantee that our partnership with Teva to distribute VIBEX® Sumatriptan will be successful.  Teva controls the manufacture and supply of the drug, sumatriptan, which is necessary for the production of VIBEX® Sumatriptan. If, at any time, Teva ceases to manufacture and supply us with sumatriptan or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors designed for this product to Teva.  We will also rely on Teva to commercialize and distribute the product within the U.S. and if Teva is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Additionally, we may disagree with Teva on certain business strategies or its manufacturing and distribution decisions.  Such decisions by Teva may be beyond our control and may impact the success of VIBEX® Sumatriptan and we may receive less revenue than desired or expected. We have invested significant resources in the development of VIBEX® Sumatriptan, and, if our partnership with Teva is not profitable or is terminated for any reason, we may not receive a return on our investment and may suffer significant losses.

If we do not develop and maintain relationships with manufacturers of our and our partners’ drug products or candidates, then we may be unable to successfully manufacture and sell our and our partners’ pharmaceutical products.

We do not possess the facilities to manufacture commercial quantities of our drug/device combination product, including OTREXUP™ and VIBEX® Sumatriptan, or any other of our or our partners’ products or product candidates.   We must contract with manufacturers to produce products according to government regulations.  The future development and delivery of our product candidates depends on the timely, profitable and competitive performance of these manufacturers.  A limited number of manufacturers exist which are capable of manufacturing our and our partners’ product candidates. We and our partners may fail to contract with the necessary manufacturers or we and our partners may contract with manufacturers on terms that may not be favorable to us.  Our manufacturers must obtain FDA approval for their manufacturing processes, and we have no control over this approval process. Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint.

In addition, contract manufacturers may utilize their own technology, technology developed by us, technology developed by our partners, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology, our reliance on such contract manufacturers is increased.  Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. FDA approval of the new manufacturer and manufacturing site would also be required.

We have entered into multiple commercial supply agreements with third-party manufacturers, including, without limitation:

•	the supply of the methotrexate drug substance;
•	the manufacture of prefillable syringes;
•	the manufacture of device components;
•	the production of the methotrexate drug substance in pre-filled syringes;
•	the manufacture and partial assembly of VIBEX® auto injectors; and
•	the final assembly and packaging of our products and product candidates and our partners’ products and product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance, quality assurance and adequate training in management of manufacturing staff;
•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;
•	failure to supply adequate quantities of product or failure to supply product meeting the required product specification or other manufacturing requirements; and
•	the possibility of termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

In addition, we may consider entering into additional manufacturing arrangements with third party manufacturers. In each case, we will incur significant costs in obtaining the regulatory approvals and taking the other steps necessary to begin commercial production by these manufacturers.

We are dependent on numerous third parties in our supply chain for the commercial supply of our products and partners’ products most of which are currently single source suppliers, and if any of these single-source suppliers are not able to satisfy demand and alternative sources are not available, the manufacturing and distribution of our products and our partners’ products could be delayed and our business could be harmed.

The availability of our products for commercial sale depends upon our ability to procure the components, raw materials, packaging materials and finished products we need from third parties. We have entered into supply agreements with numerous third party suppliers, many of which are currently our single source for the materials necessary for certain of our products.  For example, we currently have the following single source suppliers in our supply chain for the commercial supply of OTREXUP™:

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

Our supplier for the pre-filled syringes of methotrexate and our supplier of methotrexate API are single source suppliers to us.  If any of these manufacturers is unable to supply its respective component for any reason, including due to violations of the FDA’s QSR requirements, our ability to manufacture the finished OTREXUP™ product will be adversely affected and our ability to meet the distribution requirements for any product sales of OTREXUP™ and the resulting revenue therefrom will be negatively affected. Accordingly, there can be no assurance that any failure in any part of our supply chain will not have a material adverse effect on our ability to generate revenue from OTREXUP™ or our other products which depend on third party suppliers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

To mitigate some of the short-term risk of relying on single source suppliers, we intend to build a safety stock of component and finished goods inventories.  However, there can be no assurance that these inventories will be adequate or that we will be able to maintain our desired level of safety stock.  Additionally, maintaining a high level of safety stock exposes us to additional risks such as excess and obsolete inventory if the sales volume of OTREXUP™ or our other products do not meet our forecasts.

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

In addition, the market for our products will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Our partnered products encounter similar issues in obtaining reimbursement from third-party payors. While we are unable to control the reimbursement rate or discounts contracted with third-party payors by our partners, these rates ultimately affect our royalty payments on products such as Elestrin® and Gelnique®.

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

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices.

In the U.S. and certain other jurisdictions, companies may not promote drugs or medical devices for “off-label” uses, that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA. Under what is known as the “practice of medicine,” physicians and other healthcare practitioners may prescribe drug products and use medical devices for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications, treatments or product uses, the FD&C Act and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products and medical devices by pharmaceutical and medical device companies. The FDA, the Federal Trade Commission (“FTC”), the Office of the Inspector General of the Department of Health and Human Services (“HHS-OIG”), the Department of Justice (“DOJ”) and various state Attorneys General actively enforce laws and regulations that prohibit the promotion of off-label uses. If the FDA determines that a company has improperly promoted a product “off label’, the FDA may issue a warning letter  or seek other enforcement action to limit or restrict certain promotional activities or materials or seek to have product withdrawn from the market or seize product.  In addition, a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid as well as potential liability under the federal False Claims Act and applicable state false claims acts. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial case law allow companies to engage in some forms of truthful, non-misleading, and non-promotional speech concerning the off-label uses of their products. We have endeavored to establish and implement extensive compliance programs in order to instruct employees on complying with the relevant advertising and promotion legal requirements. Nonetheless, the FDA, HHS-OIG, the DOJ and/or the state Attorneys General, and qui tam relators may take the position that we are not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including administrative, civil and criminal penalties and fines.

The failure of any of our third-party licensees to develop, obtain regulatory approvals for, market, distribute and sell our products as planned may result in us not meeting revenue and profit targets.

We partner with pharmaceutical companies, such as Teva, to develop, obtain regulatory approvals for, manufacture and sell our products and technologies along with their products.  If one or more of these pharmaceutical company partners fail to pursue the development or marketing of our and our partners’ products as planned, our revenues and profits may not reach expectations or may decline.  We may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours.  Therefore, commercialization of products under development may be delayed unexpectedly.  The success of the marketing organizations of our pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies.  Competition in this market could also force us to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

We are currently working with Teva on four products: VIBEX® with epinephrine, VIBEX® with sumatriptan, a pen product with exenatide, and an undisclosed pen product.  While VIBEX® with sumatriptan recently received FDA approval, there is no assurance that development of these products will continue or that the other three will receive FDA approval or if FDA approved they will be a significant revenue source for us.  Additionally, Teva is attempting to get an “AB” therapeutic equivalence rating for VIBEX® with epinephrine, which would allow for substitution of their generic for Mylan’s branded product at the pharmacy.  If Teva does not attain the AB rating, the revenue potential for VIBEX® with epinephrine may be more limited than if an “AB” rating is attained.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

For the year ended December 31, 2015, we derived approximately 39% of our revenue from Teva and 13% from Ferring.  For the year ended December 31, 2014, we derived approximately 33% of our revenue from Teva and 18% from Ferring.  The revenue from Teva was product sales, royalties and license and development revenue.  The revenue from Ferring was primarily product sales and royalties.  In addition, we derive a significant portion of our product sales revenue from shipment of OTREXUP™ to our distributors, including McKesson, which accounted for approximately 15% of total revenues in 2015.

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

Most of our total revenues are generated from a small number of products.

We generate product sales from a limited number of individual products.  If we or our partners are unable to continue to market any one or a number of those products, such as OTREXUP™ or our partnered device products, then our total revenues, results of operations and cash flows could be materially adversely affected.  For example, if any of the products were to lose market share as the result of the entry of new competitors, or if the selling prices of any of these products were to decline significantly, there would be a direct negative impact on our reported revenues.

We are dependent on third parties to supply all raw materials used in our products and to provide services for certain core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We rely on third parties to supply all raw materials used in our products. In addition, we rely on third party suppliers, distributors and collaboration partners to provide services for certain core aspects of our business, including manufacturing, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. All third party suppliers and contractors are subject to FDA requirements. Our business and financial viability are dependent on the continued supply by these third party suppliers, the regulatory compliance of these third parties, and on the strength, validity and terms of our various contracts with these third party manufacturers, distributors and collaboration partners. Any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our device manufacturing for our needle-free device has involved the assembly of products from machined stainless steel and composite components in limited quantities.  Our device manufacturing for our VIBEX® auto injector for OTREXUP™ has involved high volume production of numerous complex parts as well as assembly of those parts.  We expect that our device manufacturing for VIBEX® with sumatriptan will also involve many complex parts as well as assembly of those parts. Our planned future device business may necessitate changes and additions to our contract manufacturing and assembly process or the use of a secondary manufacturer due to the anticipated larger scale of manufacturing in our business plan.  Our devices must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs.  In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, product reliability, manufacturing costs, existing and new equipment and component supplies, any of which could result in significant delays in production.

MRP manufactures and assembles our needle-free devices and certain related disposable component parts for our partners Ferring and JCR.  There can be no assurance that MRP will be able to continue to meet these regulatory requirements or our own quality control standards.  Therefore, there can be no assurance that we will be able to continue to successfully produce and manufacture our products.  Our pharmaceutical partners retain the right to audit the quality systems of our manufacturing partner, and there can be no assurance that MRP will be successful in these audits. Any of these failures would negatively impact our business, financial condition and results of operations.  We will also continue to outsource manufacturing of our future disposable injection products to third parties.  Such products will be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done.  Additionally, use of contract manufacturers exposes us to risks in the manufacturers’ business such as their potential inability to perform from a technical, operational or financial standpoint.

Any failure by Nypro or Phillips,  to successfully manufacture the pressure assisted auto injector device in commercial quantities, be in compliance with regulatory regulations, or pass the audits by our internal quality and regulatory group or pharmaceutical partner would have a negative impact on our future revenue expectations.

We intend to use ComDel Innovation, Inc. and other third parties to manufacture VIBEX® with Sumatriptan.  We have existing relationships with many of these third parties in the context of our other products but there is no guarantee we will be able to secure favorable terms for the manufacture of this product. If we are unsuccessful in finalizing our arrangements with these third parties or in negotiating favorable contractual terms, the launch of VIBEX® with Sumatriptan could be delayed.

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

If medical doctors do not prescribe our products or our partners’ products, or the medical profession or patients do not accept our products or our partners’ products, our ability to grow or maintain our revenues will be limited.

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

Even though we have received regulatory approval for OTREXUP™ and for our transdermal gel products, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any partners or international partner’s sales force;
•	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our international partners;
•	the success of competing treatments or products, including generics; and
•	the availability and extent of reimbursement from third-party payors for our products and those of our partners.

If any of our products or product candidates or those of our partners fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

The failure of our licensees to perform under any of our existing licensing agreements or the failure to enter into new licensing agreements could substantially affect our revenue.

One of our business strategies to reduce development risk is to enter into license agreements with pharmaceutical companies covering the development, manufacture, use and marketing of our drug delivery devices with specific drug therapies. Under these arrangements, the partners typically assist us in the development of the product and sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery device with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the product or technologies for these therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies or products. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.  As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology.  We are relying on partners such as Teva, Ferring, Actavis, AMAG and Meda for future milestone, sales and royalty revenue.  Any or all of these partners may never commercialize a product with our technologies, may be unsuccessful in commercializing a product, or significant delays in anticipated launches of these products may occur.  For example, Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Due to the major nature of the CRL, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch in the second half of 2016 and that any launch will not take place before 2017. While we assist our partners in obtaining regulatory approvals and advancing new products, we depend on these partners and cannot control their decision-making or progress in achieving such goals. Any potential loss of anticipated future revenue could have an adverse effect on our business and the value of your investment.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain.

Drug development is an inherently risky and uncertain process.  Before obtaining regulatory approvals for the sale of any new product candidates, we and our partners must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product. Likewise, we and our partners may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in the failure to obtain regulatory approvals.

The rate of patient enrollment sometimes delays completion of clinical studies. There is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of our products in the past. For example, patients may not enroll in clinical trials at the rate expected or patients may drop out after enrolling in the trials or during the trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP. We and our partners also may experience delays in obtaining, or we and our partners may not obtain, required initial and continuing approval of our clinical trials from institutional review boards. We cannot assure you that we will not experience delays or undesired results in these or any other clinical trials.

For example, we are currently conducting clinical studies of VIBEX® QS T for testosterone replacement therapy.  In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, marking the end of treatment and the follow up phase of this study.  In early November 2015, we announced that we had completed enrollment in our supplemental safety study QST-15-005.  Upon successful completion of QST-15-005, we believe we should be able to satisfy the FDA’s previous recommendation that we create a larger safety base of subjects exposed to QS T.  However, there is no guarantee that completion of study QST-15-005 will meet the FDA’s recommendations and we may need to conduct further clinical studies with additional subjects and data in the future.  In addition, we may experience delays or incur additional, unexpected costs in our completion of these clinical trials which may delay or otherwise adversely impact regulatory approval of VIBEX® QS T.

We cannot assure you that the FDA or foreign regulatory agencies will approve, clear for marketing or certify any products developed by us or our partners, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits on indicated use. The FDA or foreign regulatory authorities may not agree with the assessment by us or our clinical partners of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals or clearances of products developed by us and our partners would adversely affect the marketing of these products and our ability to generate product revenue, which would adversely affect our financial condition and results of operations.

Before obtaining regulatory approvals for certain generic products, we and our partners must conduct limited clinical or other trials to show comparability to the branded products. A failure to obtain satisfactory results in these trials would prevent us from obtaining required regulatory approvals.

If we are not able to establish new collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to partner with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaboration partners. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the partner’s resources and experience, the terms and conditions of the proposed collaboration and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The partner may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential partners. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future partners.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenues.

We face intense competition and if we cannot develop and market our products as rapidly or cost-effectively as our competitors, we may never be able to achieve profitable operations.

The pharmaceutical industry is intensely competitive, and we face competition across the full range of our activities.  Competitive factors include product quality and price, reputation, service, product safety, development and efficacy and access to scientific and technical information. If we fail to compete successfully in any of these areas, our business could be adversely affected and we may never be able to achieve profitable operations.  It is possible that developments from our competitors will make our products or technologies uncompetitive or obsolete.

For example, competitors in the methotrexate, the treatment of migraines, injector device and other markets, some with greater resources and experience than us, may enter these markets, as there is an increasing recognition of a need for branded 505(b)(2) products.  Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in rapidly evolving fields.  If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the technologies of our competitors. Companies that compete with our injector-based technologies include Ypsomed, Owen Mumford, Elcam, SHL, Bioject Medical Technologies, Inc., Haselmeier, Bespak-Consort Medical, West Pharmaceuticals and Becton Dickinson, along with other companies. We also compete generally with other biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing.

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

Sumatriptan is currently available in an oral formation, a nasal spray (Imitrex, GSK and generic), a needle free injector (Sumavel, Astellas/Zogenix), and a transdermal patch (Zecuity, Teva).  Several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex StatDose), Pfizer (Alsuma) Zogenix, Inc. (Sumavel DosePro), and Sun Pharma (generic sumatriptan autoinjector) and recently Dr. Reddy’s Laboratories (Zembrace SymTouch).  Two companies, Par Pharmaceutical Companies, Inc. and Sandoz, market authorized generic versions of GSK’s Imitrex STATdose.  At least three companies, including Bedford Labs, Teva, and Fresenius Kabi have FDA approval to market injection sumatriptan in prefilled syringes, although we are not aware of any that presently market this product configuration.  Additionally, several generics manufacturers offer injectable sumatriptan in vials.

Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates

There are a limited number of companies with sufficient scale and commercial reach to effectively market many of our products. Recent trends in the pharmaceutical industry suggest additional market consolidation, further concentrating financial, technical and market strength and resources and increasing competitive pressure in the industry. For example, Teva is currently in the process of acquiring the generic business of Allergan (formerly Actavis). Since we are presently working with Teva on four products, VIBEX® with epinephrine, VIBEX® with Sumatriptan, a pen product with exenatide, and an undisclosed pen product, if this transaction is consummated, it is possible that the Federal Trade Commission could require that Teva divest certain of our products as part of the transaction. The acquiring party of the product following such a divestiture may have less market power than Teva, resulting in a loss of market share and reduced pricing. Additionally, acquisitions and integrations are time and resource intensive and Teva’s attention and resources could be diverted to other acquisition or integration related activities or opportunities which could potentially delay or negatively impact the success of some of our products with Teva.  For other products, increased consolidation could lead to more intense competition and pricing pressure which could have a result in a substantial decrease in our revenues and harm our operating results.  Consolidation may also lead to changes in personnel at our partners, potentially impacting the composition of our relationship teams at these partners and leading to material delays in the development and marketing of our products.

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

We currently hold numerous patents and have numerous patent applications pending in the U.S. and other countries.  Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain their own patents that may have an adverse effect on our ability to conduct business, or are able to otherwise circumvent our patents.  Additionally, our products and technologies are complex and one patent may not be sufficient to protect our products where a series of patents may be needed.  Further, we may not have the necessary financial resources to enforce or defend our patents or patent applications. Even issued patents may later be modified or declared invalid by the U.S. Patent and Trademark Office by analogous foreign offices or in legal proceedings. In addition, any patent applications we may have made or may make relating to inventions for our actual or potential products and technologies may not result in patents being issued or may result in patents that provide insufficient or incomplete coverage for our inventions.

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

We may seek to protect our patent rights by asserting an allegation of infringement against third parties.  Patent litigation is costly and time consuming and the outcome is uncertain.  There is no assurance of success with any patent litigation.  Depending on the ultimate outcome of the litigation it may have an adverse effect on results of operations and our market penetration.  For example, based on a Medac press release in January 2014, we became aware that Medac submitted an NDA to the FDA for an auto-pen containing methotrexate. On February 28, 2014, Antares sued Medac and its foreign parent, medac GmbH (together, “Medac”), in the United States District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto injector and an auto injector containing methotrexate.  In April 2015, Antares, Medac, LEO Pharma, Inc. and LEO Pharm A/S entered into a settlement agreement pursuant to which the proceedings related to Antares’ patents, as well as patent claims filed by Medac against Antares, LEO Pharma and LEO Pharma A/S, were dismissed with prejudice (the “Medac Settlement”). The settlement agreement provides for a royalty-free cross-license under the patents named in the proceedings and their families allowing the manufacture and sale of OTREXUP (methotrexate) injection and RASUVO in and for the U.S.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend and the outcomes uncertain.

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

For example, we incurred significant expenses in connection with our patent litigation with Medac. Medac filed a patent infringement suit against Antares, LEO Pharma and, its parent company, LEO Pharma A/S in the United State District Court for the District of New Jersey. On November 18, 2014, Medac and Medac GmbH filed a motion for preliminary injunction seeking to enjoin Antares, LEO Pharma and LEO Pharma A/S from selling OTREXUP in the U.S., pending the final resolution of the litigation. On July 1, 2014, Antares filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the U.S. Patent and Trademark Office seeking an inter partes review of Medac’s ’231 patent challenging the validity of the’231 patent. On January 6, 2015, the PTAB issued an order instituting an inter partes review of all claims of the ’231 patent.  Medac’s patent claims as well as Antares’ petition with the PTAB were dismissed in April 2015 pursuant to the Medac Settlement.  See Legal Proceedings in Part I, Item 3 for a further discussion of the litigation.

In November 2008, Meridian Medical Technologies (“Meridian”) received U.S. Patent 7,449,012 (the ‘“012 patent”) relating to a specific type of auto injector for use with epinephrine.  On August 28, 2009, King and Meridian had filed suit against Teva in the U.S. District Court for the District of Delaware asserting its ‘012 patent.  On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.  On November 3, 2011, Meridian and King requested to dismiss their claims against Teva involving the '012 patent, and the Court entered the dismissal on November 7, 2011, removing the '012 patent from the litigation.

In September 2010, King received U.S. Patent No. 7,794,432 (the “‘432 patent”) relating to certain features of an auto injector for use with epinephrine.  King and Meridian filed an amended complaint, in the same litigation as the ‘012 patent, adding the ‘432 patent.  Trial was held in February and March, 2012, and on April 26, 2012 the Company announced that Meridian Medical Technologies, a Pfizer subsidiary, entered into a settlement agreement with  Teva that would resolve pending patent litigation related to its abbreviated new drug application (ANDA) for a generic epinephrine auto injector.  According to the terms of the settlement, Teva may launch a generic epinephrine auto injector covered by its ANDA on June 22, 2015 or earlier under certain circumstances, subject to receipt of approval from the U.S. Food and Drug Administration.

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

Additionally, we are developing other products for Teva under the ANDA pathway and we may in the future pursue the development of other products under the ANDA pathway and there can be no assurance that those products do not follow the same type of litigation process of the epinephrine case which could delay or prohibit the launch of those potential products. These product candidates are generic versions of pre-existing brand name drugs and we may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.

Product liability and product recalls could harm our business.

The development, manufacture, testing, marketing and sale of pharmaceutical products and medical devices are associated with significant risks of product liability claims or recalls. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition, or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products.

Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third party payors, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. While we have not had to defend against any product liability claims to date, as sales of our products increase, we may have product liability claims made against us. The risk of product liability claims may also increase if a company receives a warning letter from a regulatory agency. We cannot predict the frequency, outcome or cost to defend any such claims.

Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, or at all. Our product liability insurance may not cover all of the future liabilities we might incur in connection with the development, manufacture or sale of our products. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.

A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of key employees from operating our business.

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical and medical device sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, [the European Medicines Agency (“EMA”)] or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU member states could lead to product liability lawsuits as well.

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

If we are unable to retain our key personnel, and continue to attract additional professional staff, we may be unable to maintain or expand our business.

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business. While we have employment agreements with our key executives, we cannot assure you that we will succeed in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

Our business and operations would suffer in the event of failures in our internal computer systems.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, attacks by computer hackers, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or damage to our reputation, and the further commercialization and development of our products and product candidates could be delayed.

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

Additionally, based on the written recommendations from the FDA related to our clinical development program for QS T, we launched a supplemental safety study QST-15-005 with additional participants in mid-2015, enrolling its first patients in August 2015.  We completed enrollment in QST-15-005 in early November 2015.  We believe that, upon successful completion, QST-15-005 should satisfy the FDA’s previous recommendation that we create a larger safety base of subjects exposed to QS T.  However, the FDA may have additional recommendations or require further trials and the timing, cost and design of any such study could negatively affect our business if we incur significant costs or delays.  Products of this nature normally carry with them the need to monitor safety in an on-going manner, called a Risk Evaluation Mitigation Strategy, or REMS.  The REMS for testosterone products is well-defined, and a class-labeling letter has been issued to all approved testosterone replacement products that will likely include being part of a clinical outcomes trial intended to explore cardiovascular risks.

Our business and product development may also be adversely affected by the result and timing of the FDA’s review of Teva’s ANDA for its epinephrine product and exenatide pen product as we cannot market or sell our injector for use with these drug products in the U.S. until they have been approved by the FDA. Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva is evaluating the CRL and intends to submit a response. Due to the major nature of the CRL, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017. Additionally, Teva is attempting to get an “AB” therapeutic equivalence rating for VIBEX® with epinephrine, which would allow for substitution of their generic for Mylan’s branded product at the pharmacy.  If Teva does not attain the AB rating, the revenue potential for VIBEX® with epinephrine may be more limited than if an “AB” rating is attained.   In January 2015, Mylan Specialty, L.P. submitted a Citizen Petition to FDA requesting that FDA not approve Teva’s ANDA for a generic epinephrine auto injector until a rigorous review under the established standards for proposed generic emergency use auto injectors is conducted.

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

•

the criminal federal False Claims Act, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

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
•

state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require drug manufacturers to file reports with states regarding marketing  information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and

•

the Drug Supply Chain Security Act of 2013 imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, and will be implemented over a 10-year period.  Among the requirements of this legislation, manufacturers will be required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically.  Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, under this new legislation, manufactures will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together “the Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Healthcare Reform Act, including the employer mandate. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.

Moreover, legislative changes to the Healthcare Reform Act remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.  In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

To help patients afford our product OTREXUPTM, we offer discount, rebate and co-pay coupon programs.  Co-pay coupon programs have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs.

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

As of March 1, 2016, we had options outstanding that are exercisable, at exercise prices ranging from $0.47 to $4.54 per share, for an aggregate of approximately 6,876,000 shares of our common stock.  Purchasers of our common stock could therefore experience dilution of their investment upon exercise of the above options.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 1, 2016, our officers and directors beneficially owned an aggregate of approximately 16,180,000 shares (or approximately 10.2%) of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

We do not expect to pay dividends in the foreseeable future.

We intend to retain any earnings in the foreseeable future for our continued growth and, thus, do not expect to declare or pay any cash dividends in the foreseeable future.

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the requirement that we maintain a minimum bid price of at least $1.00 per share, NASDAQ may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to seek to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent our common stock from dropping below the NASDAQ minimum bid price requirement in the future.

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us, our partners or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our quarterly operating results or the operating results of our competitors;

•	variance in our financial performance from the expectations of investors;

•	changes in the estimation of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	failure of our products to achieve or maintain market acceptance or commercial success;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

•	changes in legislation or regulatory policies, practices or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	actual or expected sales of our common stock by our stockholders; and

•	the trading volume of our common stock.

In addition, the stock markets, in general, the NASDAQ Capital Market and the market for specialty pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

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

	High	Low
2015:
First Quarter	$2.76	$2.27
Second Quarter	$2.97	$2.08
Third Quarter	$2.29	$1.64
Fourth Quarter	$1.67	$1.21
2014:
First Quarter	$4.95	$3.50
Second Quarter	$3.65	$2.67
Third Quarter	$2.85	$1.83
Fourth Quarter	$2.72	$1.88

Common Shareholders

As of March 1, 2016, we had 78 shareholders of record of our common stock as well as approximately 15,100 shareholders in street name.

For information on securities authorized for issuance under our equity compensation see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividends

We have not paid or declared any cash dividends on our common stock during the past ten years. We have no intention of paying cash dividends in the foreseeable future on our common stock.

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the NASDAQ Composite Index, the NASDAQ Biotechnology Stock Index, the Amex Composite Index, the NYSE Arca Biotechnology Index (formerly Amex Biotechnology Index) and the NYSE Arca Pharmaceutical Index weighted by market value at each measurement point.  Our common stock began trading on the NASDAQ Capital Market on June 15, 2012 and prior to that time was traded on NYSE Amex.  For this reason, we are comparing Total Returns for the Company to indexes from both NASDAQ and NYSE Amex.  The graph covers the period beginning December 31, 2010, through December 31, 2015. The graph assumes $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Stock Index, the Amex Composite Index, the NYSE Arca Biotechnology Index and the NYSE Arca Pharmaceutical Index on December 31, 2010 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31,
	2010	2011	2012	2013	2014	2015
Antares Pharma, Inc.	$100.00	$129.41	$224.12	$262.94	$151.18	$71.18
NASDAQ Composite Index	100.00	98.20	113.82	157.44	178.53	188.75
NASDAQ Biotechnology Stock Index	100.00	111.81	147.48	244.24	327.52	364.93
Amex Composite Index	100.00	103.17	106.67	109.86	110.68	97.32
NYSE Arca Biotechnology Index	100.00	84.11	119.22	179.59	265.03	293.92
NYSE Arca Pharmaceutical Index	100.00	108.85	120.82	153.02	174.18	177.01

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash	$32,899	$34,029	$39,067	$52,097	$19,358
Investments	15,012	6,002	30,022	33,129	15,038
Total assets	84,562	68,773	88,932	95,527	41,963
Accumulated deficit	(229,107)	(208,448)	(173,296)	(152,789)	(141,362)
Total stockholders’ equity	67,043	41,196	70,714	86,551	31,144

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Product sales	$27,533	$13,196	$10,958	$9,138	$7,630
Development revenue	8,892	7,246	4,139	7,422	4,462
Licensing fees	7,242	3,709	849	2,141	1,221
Royalties	1,991	2,351	4,672	3,874	3,145
Total revenues	45,658	26,502	20,618	22,575	16,458
Cost of product sales	12,925	9,360	6,990	6,117	3,623
Cost of development revenue	6,533	1,877	2,207	3,403	3,174
Gross profit	26,200	15,265	11,421	13,055	9,661
Research and development	19,731	18,638	15,263	14,921	6,699
Selling, general and administrative	26,931	31,740	17,008	9,585	7,399
Total operating expenses	46,662	50,378	32,271	24,506	14,098
Operating loss	(20,462)	(35,113)	(20,850)	(11,451)	(4,437)
Other income (expense)	(22)	(14)	43	24	49
Net loss before income taxes	(20,484)	(35,127)	(20,807)	(11,427)	(4,388)
Income tax provision (benefit)	175	25	(300)	—	—
Net loss	$(20,659)	$(35,152)	$(20,507)	$(11,427)	$(4,388)
Net loss per common share (1) (2)	$(0.14)	$(0.27)	$(0.16)	$(0.10)	$(0.05)
Weighted average common shares outstanding	146,594	130,550	126,897	110,185	96,995

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this annual report. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements in Item 1. (“Business”).

Overview

Company and Product Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging, specialty pharmaceutical company that focuses on the development and commercialization of self-administered parenteral pharmaceutical products and technologies, including self-administered injectable drugs and topical gel-based products. Our subcutaneous injection technology platforms include VIBEX® disposable pressure-assisted auto injectors, Vision® reusable needle-free injectors, and disposable multi-use pen injectors. We have multiple internal product development programs as well as significant partnership arrangements with several industry leading pharmaceutical companies. We have formed strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), JCR Pharmaceuticals Co., Ltd. (“JCR”), and AMAG Pharmaceuticals, Inc. (“AMAG”).  Through these relationships, we develop and apply our drug delivery systems in collaborations with the pharmaceutical partners to enhance the partners' drug compounds and delivery methods.

We develop and manufacture novel, pressure-assisted injector devices, with and without needles, which allow patients to self-inject drugs.  We make a reusable, needle-free spring action injection device, which is marketed through our partner Fering for use with human growth hormone (hGH). We have developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the VIBEX® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for various branded and generic injectables.  We also developed a disposable multi-dose pen injector for use with standard cartridges.  We have entered into multiple licenses for these devices mainly in the United States, Europe and Canada with Teva.

We launched our proprietary product OTREXUP™ (methotrexate) injection, which was the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, in February 2014.  OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis (“pJIA”) and adults with severe recalcitrant psoriasis.   To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 15 mg, 20 mg and 25 mg of OTREXUP™.

Overview of Clinical and Regulatory Developments

In December 2015, the FDA approved our Abbreviated New Drug Application (ANDA) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP, indicated for adults for the acute treatment of migraine and cluster headache.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.  The VIBEX® Sumatriptan product will be distributed under the terms of a license, supply and distribution arrangement with Teva, and is currently expected to be launched in 2016.

We are collaborating with Teva on a combination product development project for a VIBEX® auto injector pen containing epinephrine.  Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a Complete Response Letter (“CRL”) from the FDA on February 23, 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva is evaluating the CRL and intends to submit a response. Due to the major nature of the CRL, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.

Our other combination product development projects in collaboration with Teva include VIBEX® exenatide multi-dose pen, and another undisclosed multi-dose pen. Teva filed an ANDA for exenatide, which was accepted by the FDA in October 2014 and is currently under FDA review.

We are currently conducting clinical studies of VIBEX® QS T, for testosterone replacement therapy.  In February 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in the Company’s ongoing, multi-center, phase 3 clinical study (QST-13-003) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot®  auto injector in testosterone deficient adult males. In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment and follow up phase of this study.  Based upon a written response we received from the FDA related to our clinical development program for QS T, we are currently conducting an additional study, QST-15-005, to support the filing of our NDA for QS T.  The study includes a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  We completed enrollment in study QST-15-005 in October 2015 and anticipate that the last patient in the study will complete their final visit in the second quarter of 2016.

Critical Accounting Policies and Use of Estimates

The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”.) The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances.  Actual results could differ from our estimates, and significant variances could materially impact our financial condition and results of operations.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.  We believe the following accounting policies to be the most critical to understanding our results of operations and financial condition because they require the most subjective and complex judgments.

Revenue Recognition

We generate revenue from the sale of products, research and development projects, license fees and royalties.  Revenue is recognized when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and we have no remaining obligations; the fee is fixed or determinable; and collectability is reasonably assured.

We enter into contracts with customers and partners that often contain multiple elements such as licensing, development, manufacturing and commercialization components.  These arrangements are often complex and we may receive various types of consideration, including: up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, license fees and royalties.

In assessing our revenue arrangements, we must identify each deliverable and evaluate whether or not each deliverable has stand-alone value to our customer. Based on this evaluation, deliverables are separated into units of accounting and contract consideration is allocated to each unit of accounting in the arrangement at the inception of the contract based on the relative selling price of each of the deliverables.  The preferred hierarchy for establishing the stand alone selling price of a deliverable is vendor specific objective evidence (VSOE), or third-party evidence (TPE) if VSOE is not available.  However, management must often make its best estimate of the standalone selling price when neither VSOE nor TPE is available.  The estimate of selling price is established considering multiple factors including, but not limited to, historical pricing on similar contracts.

Our contracts with customers often include refundable or non-refundable cash payments we receive in the form of upfront or milestone payments.  Revenue may not be immediately recognizable due to the nature, term and future deliverables of the respective arrangement, and certain portions may be deferred over an extended period. Subsequent factors could affect the initial estimate of the effective terms of agreements and could either increase or decrease the amount and timing of the deferred revenue to be recognized. See further discussion and analysis of the impact of deferred revenue in the “Results of Operations” section below.

Revenue Recognition - OTREXUP™

In 2014, we began detailing OTREXUP™ to healthcare professionals in the U.S. and began shipping to wholesale pharmaceutical distributors, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration.  Given the limited sales history of OTREXUP™, we currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on product shipments of OTREXUP™ until the right of return no longer exists, which occurs at the earlier of the time OTREXUP™ units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. We estimate patient prescriptions dispensed using third-party market prescription data.  These third-party sources poll pharmacies, hospitals, mail order and other retail outlets for OTREXUP™ prescriptions and project this sample on a national level. If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we have sufficient history to estimate product returns. When we are able to reasonably estimate our product returns, we will recognize a one-time increase in net revenue related to the recognition of revenue previously deferred, net of appropriate allowances for estimated returns and product sales allowances, including wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs, as further described below.

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

Chargebacks. We provide discounts primarily to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back the difference between the current wholesale acquisition cost and the price the entity paid for the product. We estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized.

Rebates. We participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients.  Under these rebate programs, we pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We estimate and accrue for these rebates based on current contract prices, historical and estimated future percentages of product sold to qualified patients.  Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Valuation of Long-Lived and Intangible Assets

Long-lived assets, including patent rights, are reviewed for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset or asset group. This analysis can be very subjective; however, we utilize the expected future undiscounted cash flows from signed contracts with customers to substantiate the recoverability of our long-lived assets. If the sum of the of the undiscounted cash flows is less than the carrying amount of the assets, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Management's estimates of fair value of long-lived and intangible assets are based upon assumptions believed to be reasonable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Share-Based Compensation

The Company grants share based compensation awards to employees, directors and officers in the form of stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).   Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period on a straight line basis. The fair value of the stock options is estimated using the Black-Scholes valuation model. The fair values of RSU and PSU grants containing service or performance conditions are equal to the market value of the Company’s Common Stock on the date of grant.  The fair value of PSUs containing a market condition are estimated using a Monte Carlo simulation and compensation expense is recognized over the requisite service period on a straight-line basis.

The determination of fair value of share-based payment awards and related compensation expense on the grant date requires significant judgment.  Stock compensation expense is based on awards ultimately expected to vest, and accordingly, it has been reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Judgment is also involved in determining when performance based awards become probable of achievement, which affects the timing and amount of expense recognition.  Assumptions concerning the Company’s stock price volatility and projected employee exercise behavior over the contractual life of the award could significantly impact the estimated fair value of an award.

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

We are a growing, revenue generating company focused on the development of complex drug device combination products and providing customized pressure-assisted auto injectors and disposable multi-dose pen injector technology.  We reported consecutive year-over-year increases in our revenue and gross profit for the years ended December 31, 2015, 2014 and 2013.  We reported a net loss of $20,658,846 ($0.14 per share) for the year ended December 31, 2015 as compared to $35,151,715 ($0.27 per share) and $20,506,776 ($0.16 per share) for the years ended December 31, 2014 and 2013, respectively.  The following is a discussion of our results of operations on a comparative basis.

Revenues

	2015	2014	2013
OTREXUP™	$13,249,715	$7,309,603	$—
Needle-free injector devices and components	4,203,372	4,409,158	3,495,992
Auto injector and pen injector devices	10,079,955	1,476,816	6,952,072
Other product sales	—	—	509,868
Total product sales	27,533,042	13,195,577	10,957,932
Development revenue	8,892,121	7,246,080	4,139,672
Licensing revenue	7,242,030	3,708,938	849,185
Royalties	1,990,907	2,351,070	4,671,711
Total revenue	$45,658,100	$26,501,665	$20,618,500

Total revenues for the year ended December 31, 2015 grew to $45,658,100, as compared to $26,501,665 for the year ended December 31, 2014, an increase of $19,156,435 or 72% on a year-over-year basis. Total revenue for the year ended December 31, 2014 increased by $5,883,165 or 29% as compared to the year ended December 31, 2013.  The following is a detailed discussion of the components of revenue.

OTREXUP™

We launched OTREXUP™ and began recognizing product revenues based on patient prescriptions beginning in the first quarter of 2014.  We sell OTREXUP™ in a package of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, our customers.  Sales to our customers are subject to specified rights of return. We currently defer recognition of revenue on product shipments of OTREXUP™ to our customers until the right of return no longer exists, which occurs at the earlier of the time OTREXUP™ units are dispensed through patient prescriptions or expiration of the right of return.

We have achieved a relatively steady growth rate in prescriptions and sales of OTREXUP™ from the time of our launch in February 2014 through the year ended December 31, 2015.  For the years ended December 31, 2015 and 2014, we recognized $13,249,715 and $7,309,603, respectively, related to the sale of OTREXUP™ based on prescription data, representing an increase of 81% on a year over year basis.  We believe the increase is primarily attributable to our increased sales and marketing efforts, including the expansion and penetration of our sales force, and an increase in prescriber education and acceptance. In addition, due to the timing of our launch of OTREXUP™ in February 2014, the 2014 revenue included approximately ten full months of prescription sales as compared to a full year of prescription sales in 2015.

At December 31, 2015 and 2014, we had deferred revenue of $1,064,874 and $1,061,947, respectively, for OTREXUP™ product shipments sold to wholesalers, which is net of estimated wholesaler fees, stocking allowances, prompt pay discounts, rebates and patient discount programs. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

As discussed in our “Critical Accounting Policies” above, we recognize revenue based on estimated patient prescriptions dispensed using third-party market prescription data.  These third-party sources poll pharmacies, hospitals, mail order and other retail outlets for OTREXUP™ prescriptions and project this sample on a national level.  Our third-party provider of prescription data has informed us of a pending change to their systems and methodology used for projecting all prescription data in 2016, including OTREXUP™. This change could materially impact the prescription data reported to us.  If we underestimate or overestimate patient prescriptions dispensed for a given period, adjustments to revenue may be necessary in future periods.

Needle-free injector devices and components

Our revenues from reusable needle-free injector devices and disposable components totaled $4,203,372, $4,409,158 and $3,495,992 for the years ended December 31, 2015, 2014 and 2013, respectively.  Revenues in 2015 were generated primarily from sales to Ferring, which uses our needle-free injector with their 4 mg and 10 mg hGH formulations marketed as ZOMA-Jet™ 2 Vision and ZOMA-Jet™ Vision X, respectively, in Europe and Asia.

In previous years, we also sold needle-free devices to Teva, which used our needle-free device with their 5 mg hGH Tev-Tropin® marketed as Tjet® in the U.S.  However, in April 2014, Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply) and had halted sales of the drug earlier that year, which had a negative effect on the level of our device sales to Teva.  In the fourth quarter of 2014, Ferring purchased the U.S. rights to Tev-Tropin® from Teva.  In March 2015, Ferring received FDA approval of a name change enabling its newly acquired recombinant hGH to be marketed in the U.S. as ZOMACTON™

(somatropin [rDNA origin]) for injection, and the needle-free delivery system to be marketed in the U.S. as ZOMA-Jet™.  Ferring launched ZOMACTON™ in the U.S. in the second quarter of 2015 and the 5mg ZOMA-Jet™ needle-free devices became available in early 2016.  We anticipate the 10 mg ZOMA-Jet™ will also be launched by Ferring.  However, we do not control our partners’ inventory levels of our hGH injectors or disposable components, which can cause significant fluctuations in our product sales to them.

Auto injector and pen injector devices

Product sales of auto injector and pen injector devices were $10,079,955, $1,476,816 and $6,592,072 for the years ended December 31, 2015, 2014 and 2013, respectively.  Principally all of the 2015 and 2013 revenue, and approximately $400,000 of the 2014 revenue, is comprised of sales of pre-launch quantities of our VIBEX® auto injector devices to Teva for their generic epinephrine auto injector product. Revenues in 2014 and 2013 also included $927,250 and $450,275, respectively, of sales of pre-commercial pen injector devices to Teva for use with exenatide and an undisclosed product.

Other product sales

Product sales in 2013 included $509,868 of sales of our topical oxybutynin gel 3% product to Actavis in connection with their marketing of Gelnique 3%.  Product sales to Actavis ended after the first quarter of 2013, as Actavis assumed all manufacturing of Gelnique 3% per our contract with Actavis.

Development Revenue

Development revenues typically represent amounts earned under arrangements with partners in which we develop new products on their behalf.  Frequently, we receive payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables.  Development revenue totaled $8,892,121, $7,246,080 and $4,139,672 for the years ended December 31, 2015, 2014 and 2013, respectively, and were primarily related to the Teva epinephrine auto injector and pen injector programs.

Licensing Revenue

Licensing revenues represent the amounts recognized from up-front or milestone payments received from partners that are initially deferred.  Licensing revenue totaled $7,242,030, $3,708,938 and $849,185 for the years ended December 31, 2015, 2014 and 2013, respectively, and was primarily attributable to our license and promotion agreement with LEO Pharma, which began in November of 2013.  The upfront and milestone payments received from LEO totaling $10.0 million were being recognized into revenue over a 35-month period.  Effective June 23, 2015, our agreement with LEO Pharma was terminated and, as a result, we recognized the remaining unamortized balance of the deferred revenue of $5,142,857 as licensing revenue in the second quarter of 2015, resulting in total revenue of $6,000,000 recognized in 2015 under this arrangement. We do not expect to recognize any additional revenue related to this agreement in future periods.

In addition, we recognized a $1,000,000 milestone payment from Ferring in 2015, which was earned under the terms of a licensing agreement and triggered by Ferring filing a NDA related to our patents and licensed technology. The licensing revenue in each year also includes revenue recognized that was previously deferred in connection with license agreements with Teva, Ferring and other customers.

Royalties

Royalty revenue was $1,990,907, $2,351,070 and $4,671,711 for the years ended December 31, 2015, 2014 and 2013, respectively.  We currently receive royalties from Ferring related to needle-free injector device sales and sales of ZOMACTON™ in the U.S., from Meda Pharmaceuticals, Inc. on sales of Elestrin® and from Actavis plc on sales of Gelnique 3%®.  In 2014 and 2013, we also received royalties from Teva on Teva’s sales of their hGH drug, Tev-Tropin®. As discussed above, Teva initiated a recall of the drug product, Tev-Tropin® (not the device which we supply), at the end of April 2014 and had halted sales of the drug earlier in the year.  Accordingly, the decrease in in royalties earned in 2015 and 2014 compared to 2013 was primarily the result of receiving no royalties from Teva after the first quarter of 2014.

Other Revenue Considerations

On an overall basis, our reported revenues can differ significantly from billings and/or accrued billings based on terms in agreements with customers. Due to the accounting requirement to defer certain, and often significant, amounts of licensing and development revenue and related costs over an extended contract period, revenue recognized and cost of revenue may be materially different from cash flows.

Cost of Revenues and Gross Profit

The following table summarizes our total cost of revenue and gross profit:

	2015	2014	2013
Total revenue	$45,658,100	$26,501,665	$20,618,500
Total cost of revenue	19,457,683	11,236,695	9,197,230
Gross profit	$26,200,417	$15,264,970	$11,421,270
Gross profit percentage	57%	58%	55%

Our gross profit rose to $26,200,417 for the year ended December 31, 2015 as compared to $15,246,970 for the year ended December 31, 2014, representing an increase of 72% year over year.  Overall, the significant increase in our revenues and gross profit recognized in 2015 is primarily attributable to the $6,000,000 licensing revenue recognized in connection with the LEO agreement and $1,000,000 milestone from Ferring, both of which had no associated costs, along with the increase in sales of our product OTREXUP™ and a significant increase in sales of devices to Teva related to the epinephrine product.  Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period, as discussed in more detail below.

The following table summarizes the revenue, cost of sales and gross margin associated with our product sales:

	2015	2014	2013
Product sales	$27,533,042	$13,195,577	$10,957,932
Cost of product sales	12,925,129	9,359,457	6,990,186
Product gross margin	$14,607,913	$3,836,120	$3,967,746
Gross margin percentage	53%	29%	36%

The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses. The significant increase in product gross margin for the year ended December 31, 2015 as compared to 2014 is primarily attributable to OTREXUP™, for which we receive a higher gross margin than our partnered device products.  This gross margin increase was partially offset by the gross margin impact of the increased sales to Teva of pre-launch quantities of our VIBEX® auto injector for Teva’s generic epinephrine auto injector product, which has a lower gross margin than OTREXUP™.  The product gross margins for 2014 were lower as compared to 2015 and 2013 principally as a result of increases to the reserve for potential excess, dated or obsolete OTREXUP™ inventories recorded in 2014.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Development gross profits can vary significantly from period to period depending on the mix of development projects in progress and stages of completion in each period.  Cost of development revenue was $6,532,554, $1,877,238 and $2,207,044 for the years ended December 31, 2015, 2014 and 2013, respectively.  The cost of development revenue recognized in each of the years presented was principally related to revenue recognized under the Teva auto injector and pen injector programs.

Operating Expenses

Research and Development

Research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, FDA fees, and internal salaries and overhead costs.  Research and development expenses were $19,731,564, $18,638,016 and $15,263,371 for the years ended December 31, 2015, 2014 and 2013, respectively.

In 2015 and 2014, our research and development costs were driven primarily by external expenses incurred in connection with the development of VIBEX® QS T for testosterone replacement therapy. The expenses in 2015 and 2014 also include FDA user fees.  In 2013, expenses were primarily incurred in connection with the VIBEX® QS T project and OTREXUP™ development.

Selling, General and Administrative

Selling, general and administrative expenses were $26,930,832, $31,740,249 and $17,008,216 for the years ended December 31, 2015, 2014 and 2013, respectively.  The decrease in total selling general and administrative expenses in 2015 as compared to 2014 was primarily due to a reduction in market research, product branding, commercialization and pre-commercialization activities related to the OTREXUP™ product launch in 2014, as well as a reduction in litigation fees incurred in 2014 in connection with the Medac litigation settled in early 2015.

The increase in selling, general and administrative expenses for the year ended December 31, 2014 compared to 2013 were primarily due to an increase in expenses incurred in connection with OTREXUP™ market research, product branding, commercialization and pre-commercialization activities in 2013 for the launch in 2014.  In addition, personnel costs increased as a result of hiring new employees to build our sales and marketing organization in connection with commercialization of OTREXUP™.  In 2014 we used a third-party contract sales organization, Quintiles, Inc. (“Quintiles”), to commercialize OTREXUP™ for RA in the U.S.  In January 2015, we hired our own internal sales force to replace Quintiles.  The increase in expenses in 2014 was also partially due to an increase in legal fees associated with the Medac litigation.

Liquidity and Capital Resources

At December 31, 2015 we had cash and investments of $47,910,901.  All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity.  We do not currently have any bank credit lines or indebtedness. We believe that the combination of our current cash and investments balances and projected product sales, product development, license revenues, milestone payments and royalties will provide us with sufficient funds to support operations.

We reported net losses of $20,658,846, $35,151,715 and $20,506,776 for the years ended 2015, 2014 and 2013, respectively. We have accumulated deficit at December 31, 2015 of $229,106,502.   We have not historically generated, and do not currently generate, enough revenue or operating cash flow to support our operations, and continue to operate primarily by raising capital.

On May 11, 2015, we completed an underwritten offering of 23,000,000 shares of our common stock at a price to the public of $2.00 per share. We received net proceeds of $42.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We have used and will continue to use the net proceeds from the offering for general corporate purposes including business development, in-licensing and acquisitions.  Additionally, in 2015 and 2014, we received proceeds of $30,800 and $3,105,102, respectively, from the exercise of warrants and stock options, which resulted in the issuance of 20,000 and 2,669,223 shares of our common stock, respectively.

If in the future we do not turn profitable or generate cash from operations, and additional capital is needed to support our operations, we may need to raise additional funds through financings (such as the issuance of debt, equity or notes convertible into our common stock.)  However, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Net Cash Used in Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Net cash used in operating activities was $28,198,841, $26,333,301 and $14,968,151 for the years ended December 31, 2015, 2014 and 2013, respectively.  Net operating cash used in operations was primarily the result of net losses of $20,658,846, $35,151,715 and $20,506,776 in 2015, 2014 and 2013, respectively, adjusted by noncash expenses and changes in operating assets and liabilities.  For the year ended December 31, 2015, the increase in net cash used in operating activities as compared to 2014 is primarily the result of changes in operating assets and liabilities including the use of additional cash to pay down accounts payable combined with a growth in accounts receivable and a reduction in deferred revenue related to cash payments received from LEO and Teva in prior periods that were recognized in income in 2015.

In 2014, our net cash used in operating activities increased significantly over 2013.  Our net loss in 2014 increased by $14,644,939 to $35,151,715 compared to $20,506,776 in 2013.  This increase was primarily the result of an increase in selling, general and administrative expenses due mainly to the launch of OTREXUP™, an increase in research and development expenses due primarily to spending associated with our VIBEX® QS T development program, and expenses incurred in connection with the Medac litigation, which all resulted in a significant increase in net cash outflows from operations.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $15,724,346 as compared to net cash provided by investing activities of $18,346,897 for the year ended December 31, 2014.  The change was primarily attributable to timing of purchases and maturities of investment securities as well as timing and amount of capital expenditures.  In 2014, we received $24,000,000 in connection with the maturities of investments as compared to maturities of $6,000,000 in 2015 offset by purchases of $15,037,675 investments in 2015, as we invested the proceeds from our offering of common stock.  The remaining change is due to an increased use of cash for purchases of equipment, molds, furniture and fixtures, primarily related to VIBEX® QS T and VIBEX® Sumatriptan commercial molds and assembly equipment and capitalized patent related costs.

In 2014, cash provided by investing activities was $18,346,897, resulting from proceeds from maturities of investments of $24,000,000, offset by purchases of equipment, molds, furniture and fixtures of $4,663,313 and additions to patent rights of $989,790.  In 2013, cash used in investing activities was $293,121, consisting of purchases of investments of $21,129,535, purchases of equipment, molds, furniture and fixtures of $2,743,253, additions to patent rights of $420,333, and proceeds from maturities of investments of $24,000,000.  The purchases of equipment, molds, furniture and fixtures in 2014 were primarily for VIBEX® QS T auto injector device molds and assembly equipment.  In 2013, the purchases of equipment, molds, furniture and fixtures were primarily for OTREXUP™ auto injector device molds and assembly equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $42,793,707, $2,950,705 and $2,222,509 for the years ended December 31, 2015, 2014 and 2013, respectively.  In 2015, we completed an underwritten offering of 23,000,000 shares of our common stock at a price to the public of $2.00 per share. We received net proceeds of $42,850,677 after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We received proceeds of $30,800, $3,105,102 and $2,326,838 from the exercise of warrants and stock options in 2015, 2014 and 2013, respectively.  A portion of the share based awards that vested in 2015, 2014 and 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. We made payments of $87,770, $154,397 and $104,329 during the years ended December 31, 2015, 2014, and 2013, respectively for employee withholding taxes on net share settlement of equity awards.

Contractual Obligations

Our contractual cash obligations at December 31, 2015 are associated with operating leases and are summarized in the following table:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Total contractual cash obligations	$2,939,973	$609,242	$1,233,783	$798,820	$298,128

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases, including any arrangements with any structured finance, special purpose or variable interest entities.

Research and Development Programs

Our research and development activities are integral to our operations.  For a complete discussion of our current complex combination drug device development programs and other device development projects see the “Research and Development” section in Part I, Item I. “Business” of this annual report on Form 10-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard creates a five-step model that requires a company to: identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied.  Applying the standard requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances.  In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that year. The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016).  We are currently evaluating the impact of the adoption of this revenue standard on our consolidated results of operations and financial position and have not yet selected a transition date or method.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2015, 2014 and 2013 was not material.

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

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Antares Pharma, Inc.:

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antares Pharma, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Antares Pharma Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

March 8, 2016

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$32,898,676	$34,028,889
Short-term investments	15,012,225	6,002,438
Accounts receivable	7,952,478	3,510,051
Inventories	5,724,397	5,859,924
Deferred costs	1,199,217	1,913,921
Prepaid expenses and other current assets	3,274,254	2,322,464
Total current assets	66,061,247	53,637,687
Equipment, molds, furniture and fixtures, net	14,793,084	10,828,741
Patent rights, net	2,434,542	2,885,024
Goodwill	1,095,355	1,095,355
Other assets	177,943	325,955
Total Assets	$84,562,171	$68,772,762
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,187,703	$10,071,504
Accrued expenses and other liabilities	6,488,032	5,635,559
Deferred revenue	5,143,825	8,520,517
Total current liabilities	16,819,560	24,227,580
Deferred revenue – long term	700,000	3,349,026
Total liabilities	17,519,560	27,576,606
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 200,000,000 shares; 154,848,512 and 131,743,365 issued and outstanding at December 31, 2015 and 2014, respectively	1,548,485	1,317,433
Additional paid-in capital	295,292,414	249,032,066
Accumulated deficit	(229,106,502)	(208,447,656)
Accumulated other comprehensive loss	(691,786)	(705,687)
	67,042,611	41,196,156
Total Liabilities and Stockholders’ Equity	$84,562,171	$68,772,762

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Revenue:
Product sales	$27,533,042	$13,195,577	$10,957,932
Development revenue	8,892,121	7,246,080	4,139,672
Licensing revenue	7,242,030	3,708,938	849,185
Royalties	1,990,907	2,351,070	4,671,711
Total revenue	45,658,100	26,501,665	20,618,500
Cost of revenue:
Cost of product sales	12,925,129	9,359,457	6,990,186
Cost of development revenue	6,532,554	1,877,238	2,207,044
Total cost of revenue	19,457,683	11,236,695	9,197,230
Gross profit	26,200,417	15,264,970	11,421,270
Operating expenses:
Research and development	19,731,564	18,638,016	15,263,371
Selling, general and administrative	26,930,832	31,740,249	17,008,216
Total operating expenses	46,662,396	50,378,265	32,271,587
Operating loss	(20,461,979)	(35,113,295)	(20,850,317)
Other income (expense):
Interest income	60,469	76,661	111,577
Foreign exchange gain (loss)	(47,951)	156	(8,853)
Other, net	(34,385)	(90,237)	(59,183)
Total other income (expense)	(21,867)	(13,420)	43,541
Net loss before income taxes	(20,483,846)	(35,126,715)	(20,806,776)
Income tax provision (benefit)	175,000	25,000	(300,000)
Net loss	$(20,658,846)	$(35,151,715)	$(20,506,776)
Basic and diluted net loss per common share	$(0.14)	$(0.27)	$(0.16)
Basic and diluted weighted average common shares outstanding	146,594,079	130,549,701	126,897,247

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014	2013
Net loss	$(20,658,846)	$(35,151,715)	$(20,506,776)
Foreign currency translation adjustment	13,901	(52,485)	12,143
Comprehensive loss	$(20,644,945)	$(35,204,200)	$(20,494,633)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013, 2014 and 2015

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2012	125,949,024	$1,259,490	$238,745,612	$(152,789,165)	$(665,345)	$86,550,592
Exercise of warrants and options	2,452,254	24,523	2,302,315	—	—	2,326,838
Common stock issued under equity compensation plan, net of shares withheld for taxes	339,326	3,393	(107,722)			(104,329)
Share-based compensation	—	—	2,435,260	—	—	2,435,260
Net loss	—	—	—	(20,506,776)	—	(20,506,776)
Other comprehensive income	—	—	—	—	12,143	12,143
December 31, 2013	128,740,604	1,287,406	243,375,465	(173,295,941)	(653,202)	70,713,728
Exercise of warrants and options	2,669,223	26,692	3,078,410	—	—	3,105,102
Common stock issued under equity compensation plan, net of shares withheld for taxes	333,538	3,335	(46,551)			(43,216)
Share-based compensation	—	—	2,624,742	—	—	2,624,742
Net loss	—	—	—	(35,151,715)	—	(35,151,715)
Other comprehensive loss	—	—	—	—	(52,485)	(52,485)
December 31, 2014	131,743,365	1,317,433	249,032,066	(208,447,656)	(705,687)	41,196,156
Issuance of common stock	23,000,000	230,000	42,620,677	—	—	42,850,677
Common stock issued under equity compensation plan, net of shares withheld for taxes	85,147	852	(49,803)	—	—	(48,951)
Exercise of options	20,000	200	30,600	—	—	30,800
Share-based compensation	—	—	3,658,874	—	—	3,658,874
Net loss	—	—	—	(20,658,846)	—	(20,658,846)
Other comprehensive income	—	—	—	—	13,901	13,901
December 31, 2015	154,848,512	$1,548,485	$295,292,414	$(229,106,502)	$(691,786)	$67,042,611

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(20,658,846)	$(35,151,715)	$(20,506,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,658,874	2,624,742	2,435,260
Depreciation and amortization	1,569,848	1,224,217	493,258
Loss on disposal of equipment	167,097	39,983	—
Write-off of capitalized patent costs	31,501	—	65,022
Increase in inventory reserve	700,000	3,550,000	—
Amortization of premiums and discounts	10,313	20,036	210,057
Changes in operating assets and liabilities:
Accounts receivable	(4,422,689)	(2,478,494)	1,198,643
Inventories	(564,473)	(2,948,873)	(5,460,365)
Prepaid expenses and other current assets	(934,356)	(617,121)	(1,222,962)
Deferred costs	714,704	(1,538,148)	381,792
Other assets	148,000	545,059	(821,975)
Accounts payable	(3,494,536)	2,688,054	2,528,740
Accrued expenses and other current liabilities	905,882	221,086	2,534,293
Deferred revenue	(6,030,160)	5,487,873	3,196,862
Net cash used in operating activities	(28,198,841)	(26,333,301)	(14,968,151)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(5,643,043)	(4,663,313)	(2,743,253)
Additions to patent rights	(1,043,628)	(989,790)	(420,333)
Proceeds from maturities of investment securities	6,000,000	24,000,000	24,000,000
Purchases of investment securities	(15,037,675)	—	(21,129,535)
Net cash provided by (used in) investing activities	(15,724,346)	18,346,897	(293,121)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	42,850,677	—	—
Proceeds from exercise of stock options and warrants	30,800	3,105,102	2,326,838
Taxes paid related to net share settlement of equity awards	(87,770)	(154,397)	(104,329)
Net cash provided by financing activities	42,793,707	2,950,705	2,222,509
Effect of exchange rate changes on cash	(733)	(2,648)	8,935
Net decrease in cash	(1,130,213)	(5,038,347)	(13,029,828)
Cash:
Beginning of year	34,028,889	39,067,236	52,097,064
End of year	$32,898,676	$34,028,889	$39,067,236
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$641,379	$1,118,925	$985,365
Additions to patent rights recorded in accounts payable and accrued expenses	$21,027	$949,631	$—

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is an emerging, specialty pharmaceutical company focusing on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company has multiple internal product development programs as well as partnership arrangements with several industry leading pharmaceutical companies. The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), JCR Pharmaceuticals Co., Ltd. (“JCR”), and AMAG Pharmaceuticals, Inc. (“AMAG”).  Through these relationships, the Company develops and applies its drug delivery systems in collaborations with the pharmaceutical partners to enhance the partners' drug compounds and delivery methods.

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

In February 2014, the Company launched its first proprietary product OTREXUP™ (methotrexate) injection, which is the first subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector approved by the U.S. Food and Drug Administration (“FDA”).  OTREXUP™ is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.  In December 2015, the Company received FDA approval for an Abbreviated New Drug Application (ANDA) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP in adults for the acute treatment of migraine and cluster headache.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.

Antares also has a pipeline of products at various stages of development and approval.  The Company is currently conducting clinical studies of VIBEX® QuickShot® Testosterone (“QS T”), for testosterone replacement therapy, and has initiated manufacturing development for a combination product for an undisclosed central nervous system indication.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its two wholly-owned foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to the revenue recognition periods for license revenues, OTREXUP™ revenue recognition based on estimated patient prescriptions dispensed, inventory valuation, valuation of equity instruments used in stock-based compensation, and determination of the fair value and recoverability of patent rights. Actual results could differ from these estimates.

Foreign Currency Translation

The majority of the foreign subsidiaries’ revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, the Company has determined that the Swiss Franc is the functional currency for its foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity, comprising all of the accumulated other comprehensive income (loss).  Sales to certain customers by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in foreign exchange gain (loss) in the consolidated statements of operations.

Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  At December 31, 2015, the Company’s accounts receivable balance is due primarily from distributors of OTREXUP™ and its large pharmaceutical partners Teva and Ferring.  Each of these companies has historically paid timely and have been financially stable organizations.  Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  The Company recorded bad debt expense of $37,000 in 2014, and no bad debt expense in 2015 and 2013, respectively.  The allowance for doubtful accounts balance was $10,000 at December 31, 2015 and 2014.

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

The Company provides reserves for potentially excess, dated or obsolete inventories based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although every effort is made to ensure that forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories. The Company’s established reserves for excess, dated or obsolete inventory were $800,000 and $3,600,000 at December 31, 2015 and 2014, respectively. In 2015, the Company wrote-off inventory totaling $3,500,000 and increased the reserve for excess, dated or obsolete inventory by approximately $700,000.

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years.  Depreciation expense was $1,034,057, $880,400 and $359,471 for the years ended December 31, 2015, 2014 and 2013, respectively.

Patent Rights

The Company capitalizes the costs of obtaining patent rights when there are projected future cash flows for marketed or partnered products associated with the patent. These capitalized costs are being amortized on a straight-line basis over the shorter of the life of the patent or the estimated useful life of the patent, which typically is over periods ranging from five to fifteen years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. The Company periodically reviews capitalized patent costs to identify any amounts to be charged to expense for patents that are no longer being pursued or for which there are no future revenues or cash flows anticipated.

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

The gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $4,533,439 and $2,098,897, respectively at December 31, 2015, and $4,468,166 and $1,583,142, respectively, at December 31, 2014.  The Company’s estimated aggregate patent amortization expense for the next five years is approximately $528,000, $528,000, $528,000, $298,000 and $75,000 in 2016, 2017, 2018, 2019 and 2020, respectively.  Patent amortization expense for the years ended December 31, 2015, 2014 and 2013 was $535,791, $343,817 and $133,788, respectively, and is recorded in selling, general and administrative expenses in the consolidated statements of operations.  The Company recognized expense of $31,501 and $65,022 in 2015 and 2013, respectively, in connection with the write off of patent costs related to abandoned patents or patents no longer connected with current products, and no write-off of patents in 2014.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, including patent rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset or asset group. This analysis can be very subjective; however, the Company utilizes the expected future undiscounted cash flows from signed license and distribution agreements and other contracts with customers to substantiate the recoverability of its long-lived assets. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill is evaluated for impairment annually at December 31, or more frequently if an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) a sustained significant drop in the Company’s stock price. When evaluating whether goodwill is potentially impaired, the Company compares the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount is found to be greater, then the Company would determine the implied fair value of goodwill by subtracting the fair value of all the identifiable net assets other than goodwill from the fair value of the reporting unit and record an impairment loss, if any, for the excess of the carrying value of goodwill over the implied fair value.

At December 31, 2015, the Company had goodwill with a carrying value of $1,095,355 attributable to its single reporting unit. Based on the results of its evaluations, the Company determined that goodwill was not impaired, and no impairment losses were recognized in the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to the short-term nature of the instruments.  All short-term investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost.  The fair value of all securities is determined by quoted market prices, which is a Level 1 fair value measurement.  At December 31, 2015 and 2014, the fair value of the Company’s short-term investments approximated their carrying values.

Revenue Recognition

The Company recognizes revenue from the sale of products, development project milestones, license fees and royalties.  Revenue is recognized when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and we have no remaining obligations; the fee is fixed or determinable; and collectability is reasonably assured.

Otrexup Revenue Recognition

The Company began detailing OTREXUP™ to health care professionals in the U.S. in February 2014, and began shipping to wholesale pharmaceutical distributors, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration.  Given the limited sales history of OTREXUP™, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, recognition of revenue is deferred on product shipments of OTREXUP™ until the right of return no longer exists, which occurs at the earlier of the time OTREXUP™ units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. Patient prescriptions dispensed are estimated using third-party market prescription data.  These third-party sources poll pharmacies, hospitals, mail order and other retail outlets for OTREXUP™ prescriptions and project this sample on a national level. If patient prescriptions dispensed for a given period are underestimated or overestimated, adjustments to revenue may be necessary in future periods.

The Company recognized $13,249,715 and $7,309,603 in OTREXUP™ product revenue for the years ended December 31, 2015 and 2014, respectively, presented net of estimated product sales allowances, which include wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs, as more fully described below. A deferred revenue balance of $1,064,874 and $1,061,947 was recorded at December 31, 2015 and 2014, respectively for OTREXUP™ product shipments, net of product sales allowances discussed below.

The Company will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until there has been sufficient history to estimate product returns. When it becomes possible to reasonably estimate product returns, a one-time increase in net revenue will be recorded to recognize revenue previously deferred.  In addition, the costs of manufacturing OTREXUP™ associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time as the related deferred revenue is recognized.

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

Chargebacks. The Company provides discounts primarily to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs and various organizations under Medicaid contracts and regulations. These entities purchase products from the wholesale distributors at a discounted price, and the wholesale distributors then charge back to the Company the difference between the current wholesale acquisition cost and the price the entity paid for the product. The Company will estimate and accrue chargebacks based on estimated wholesaler inventory levels, current contract prices and historical chargeback activity. Chargebacks are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Royalty revenue is recognized in the period in which it is earned when the Company has information available to determine the amount; however, the majority of the Company’s royalty revenues are recognized one quarter in arrears as information is typically not available to determine quarterly royalty earnings until royalty statements are received from partners.

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

Product Warranty

The Company provides a warranty on its reusable needle-free injector devices. The warranty period on a needle-free injector device is typically 24 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company.  Actual warranty claim costs could differ from these estimates. At December 31, 2015 and 2014, the Company had $100,000 in warranty liability reserves.

Research and Development

Research and development expenses include costs directly attributable to the conduct of research and development programs including personnel costs, materials and supplies associated with design work and prototype development, FDA fees and the cost of services provided by outside contractors such as expenses related to clinical trials.  All costs associated with research and development activities are expensed as incurred.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.  Potentially dilutive securities excluded from dilutive loss per share were 9,480,497, 7,245,485 and 8,242,992 at December 31, 2015, 2014 and 2013, respectively.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations as a whole from a number of different operational perspectives, including but not limited to, on a product-by-product, customer and partner basis. The Company derives all significant revenues from self-administered parenteral pharmaceutical products and technologies, and has a single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

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

3.	Composition of Certain Financial Statement Captions

	December 31,	December 31,
	2015	2014
Inventories:
Raw material	$305,149	$461,396
Work in process	1,539,319	3,896,837
Finished goods	3,879,929	1,501,691
	$5,724,397	$5,859,924
Equipment, molds, furniture and fixtures:
Furniture, fixtures and office equipment	$2,058,146	$1,551,100
Production molds and equipment	8,481,005	8,322,631
Molds and tooling in process	8,169,543	3,836,650
Less accumulated depreciation	(3,915,610)	(2,881,640)
	$14,793,084	$10,828,741
Patent rights:
Patent rights	$4,533,439	$4,468,166
Less accumulated amortization	(2,098,897)	(1,583,142)
	$2,434,542	$2,885,024
Accrued expenses and other liabilities:
Accrued employee compensation and benefits	$3,018,987	$1,559,255
Liabilities related to OTREXUPTM commercialization and development	399,482	1,922,422
OTREXUPTM product sales allowances	751,318	230,768
Other liabilities	2,318,245	1,923,114
	$6,488,032	$5,635,559

4.	Stockholders’ Equity

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

5.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  Under the Plan, the maximum number of shares authorized for issuance is 21,000,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 1,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is 10 years and the options typically vest in quarterly installments over a three-year period.  As of December 31, 2015, the Plan had 927,562 shares available for grant.  Stock option exercises are satisfied through the issuance of new shares.

Stock Options

A summary of stock option activity under the Plan as of December 31, 2015 and the changes during the three years then ended is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2012	7,814,561	1.49
Granted/Issued	1,129,380	3.99
Exercised	(981,385)	0.72		3,319,471
Cancelled/Forfeited	(264,664)	3.48
Outstanding at December 31, 2013	7,697,892	1.89
Granted/Issued	2,596,201	2.89
Exercised	(2,124,123)	1.21		3,585,453
Cancelled/Forfeited	(924,485)	3.41
Outstanding at December 31, 2014	7,245,485	2.25
Granted/Issued	2,984,010	2.23
Exercised	(20,000)	1.54		—
Cancelled/Forfeited	(728,998)	2.92
Outstanding at December 31, 2015	9,480,497	2.19	6.7	614,202
Exercisable at December 31, 2015	6,650,636	2.10	5.7	614,202

As of December 31, 2015, there was $3,003,000 of total unrecognized compensation costs related to nonvested outstanding stock options that are expected to be recognized over a weighted average period of approximately 1.9 years.

Stock option expense recognized in 2015, 2014 and 2013 was approximately $2,883,000, $2,060,000 and $1,364,000, respectively.  The per share weighted average fair value of options granted during 2015, 2014 and 2013 was estimated as $1.13, $1.64 and $2.26, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2015	2014	2013
Risk-free interest rate	1.3%	1.6%	0.9%
Annualized volatility	53.5%	60.7%	62.0%
Weighted average expected life, in years	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Option exercises during 2015, 2014 and 2013 resulted in proceeds of $30,800, $2,564,987 and $692,348, respectively, and in the issuance of shares of common stock of 20,000 in 2015, 2,124,123 in 2014 and 981,385 in 2013.

Long Term Incentive Program

The Company’s Board of Directors has approved a long term incentive program (“LTIP”) for the benefit of the Company’s senior executives.  Pursuant to the LTIP, the Company’s senior executives have been awarded stock options, restricted stock units (“RSU”) and performance stock units (“PSU”) with targeted values based on similar award structures granted by the Company’s peer group.  The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments, and the PSU awards vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period, which is typically three to five years.  In 2015, the value of the annual award for each senior executive was delivered 33% in the form of PSUs, 33% in the form of RSUs and 34% in the form of stock options. In 2014, the value of the annual award for each senior executive was delivered 50% in the form of PSUs, 25% in the form of shares of RSUs and 25% in the form of stock options. Prior to 2014, 33% of the value for each senior executive was delivered in the form of stock options, 33% of the value was delivered in the form of PSUs and 33% was delivered in the form of RSUs.

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2012	319,715	2.78	—
Granted	185,185	3.96	185,185	3.96
Vested/settled	—	—	—
Forfeited/expired	(98,237)	3.32	(29,461)	3.96
Outstanding at December 31, 2013	406,663	3.19	155,724	3.96
Granted	651,980	3.02	325,991	3.02
Vested/settled	(87,519)	2.03	(51,907)	3.96
Forfeited/expired	(507,582)	3.26	(198,684)	3.45
Outstanding at December 31, 2014	463,542	3.08	231,124	3.07
Granted	664,391	2.09	664,391	2.18
Vested/settled	—		(112,285)	2.92
Forfeited/expired	(171,755)	2.69	(68,402)	2.47
Outstanding at December 31, 2015	956,178	2.40	714,828	2.32

In 2015 and 2014, the LTIP awards include PSUs that will be earned based on the Company’s total shareholder return (“TSR”) as compared to the Nasdaq Biotechnology Index (“NBI”) at the end of the performance period, which performance period is January 1, 2014 to December 31, 2016 for the 2014 award and January 1, 2015 to December 31, 2017 for the 2015 award.  Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PSUs granted.  The fair values of the TSR PSUs granted in 2015 and 2014 was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	2015 Award	2014 Award
Closing stock price on grant date	$2.18	$3.09
Performance period starting price	$2.52	$4.08
Term of award (in years)	2.59	2.59
Volatility	60.5%	50.9%
Risk-free interest rate	0.8%	0.6%
Expected dividend yield	0.0%	0.0%
Fair value per TSR PSU	$1.71	$2.64

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of the Company’s common stock and the common stocks of the NBI companies and stock price volatilities of the NBI companies.  The fair value of the target number of shares that can be earned under the TSR PSUs is being recognized as compensation expense over the term of the award.

In 2015, 2014 and 2013, a portion of the awards were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 39,665, 38,768 and 30,153 in 2015, 2014 and 2013, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $87,770, $154,397 and $104,329 in 2015, 2014 and 2013, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

In connection with PSU awards, including both TSR based awards and awards with defined performance goals considered probable of achievement, the Company recognized total compensation expense of approximately $250,000 in 2015, and a net expense reduction of $3,000 in 2014.  The net expense reduction was primarily the result of award forfeitures and the reversal of expense associated with awards previously granted to senior executives who left the Company in 2014. In 2013, compensation expense recognized in connection with the PSUs was $259,000.  Compensation expense recognized in 2015, 2014 and 2013 in connection with the RSUs was $526,000, $212,000 and $125,000, respectively.

Stock Awards

The Company, at times, has made discretionary grants of its common stock to members of management and other employees in lieu of cash bonus awards or in recognition of special achievements.   There were no discretionary grants of common stack made in 2015 or 2013.  In 2014, 150,000 shares of common stock were granted to members of executive management as bonus compensation for achievements in 2013.

In addition to the shares granted to members of management and employees, members of the Company’s Board of Directors, at times, have received a portion of their annual compensation in shares of Company common stock. Expense was recognized on a straight line basis over the one year period that the compensation is earned.  Expense recognized in connection with shares granted to directors prior to 2014 totaled $356,000 and $679,500 for the years ended December 31, 2014 and 2013, respectively. In 2015 and 2014, no shares were granted to the directors, as all directors’ compensation was paid in cash and stock options.

Warrants

There were no outstanding warrants or warrant activity in 2015.  Warrant exercises during 2014 and 2013 resulted in proceeds of $545,115 and $1,634,490, respectively, and in the issuance of 545,100 and 1,470,869 shares of common stock, respectively.  Warrant activity is summarized as follows:

	Number of Shares	Weighted Average Price ($)
Outstanding at December 31, 2012	3,015,969	1.98
Exercised	(1,470,869)	1.11
Cancelled	(1,000,000)	3.78
Outstanding at December 31, 2013	545,100	1.00
Exercised	(545,100)	1.00
Outstanding at December 31, 2014	—

6.	Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their annual compensation into the plan up to the IRS annual limits. At the discretion of the Board of Directors, the Company may contribute elective amounts to the plan, allocated in proportion to employee contributions to the plan, employee’s salary, or both. For the years ended December 31, 2015, 2014 and 2013, the Company elected to make contributions to the plan totaling approximately $392,000, $373,000 and $230,000, respectively.

7.	Leases

The Company has non-cancellable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Plymouth, Minnesota, a suburb of Minneapolis.  The leases require payment of all executory costs such as maintenance and property taxes.  Rent expense incurred for the years ended December 31, 2015, 2014 and 2013 was $672,210, $611,818 and $453,142, respectively.  Future minimum lease payments under operating leases with remaining terms in excess of one year as of December 31, 2015 were as follows:

Amount
2016	$599,539
2017	611,067
2018	622,716
2019	565,955
2020	232,865
Thereafter	298,128
Total future minimum lease payments	$2,930,270

8.	Income Taxes

The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2015.  In the U.S., the Company incurred losses for both book and tax purposes for the year ended December 31, 2015, and, accordingly, no income taxes were provided.  In Switzerland, net operating loss carryforwards were used to fully offset taxable income of approximately $1,127,000, $177,000 and $500,000 in the years ended December 31, 2015, 2014 and 2013, respectively.

Income (loss) before income taxes was derived from the following jurisdictions:

	2015	2014	2013
U.S.	$(21,831,232)	$(35,359,378)	$(21,568,727)
Switzerland	1,347,386	232,663	761,951
	$(20,483,846)	$(35,126,715)	$(20,806,776)

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2015, 2014 and 2013 as follows:

	2015	2014	2013
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(5.7)	(3.7)	(1.0)
Valuation allowance increase (decrease)	35.2	37.8	28.8
Effect of foreign operations	(1.3)	(0.2)	(0.7)
Change in unused net operating loss and credit carryforwards	2.8	(0.2)	(1.0)
Nondeductible items	3.9	0.4	6.5
	0.9%	0.1%	(1.4)%

Deferred tax assets (liabilities) as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Gross deferred tax assets:
Net operating loss carryforward – U.S.	$49,450,000	$40,428,000
Net operating loss carryforward – Switzerland	1,526,000	3,128,000
Research and development tax credit carryforward	4,707,000	3,617,000
Deferred revenue	301,000	1,292,000
Stock-based compensation	2,201,000	1,677,000
Inventory reserve	315,000	1,356,000
Compensation accruals	1,006,000	425,000
Other	241,000	41,000
	59,747,000	51,964,000
Gross deferred tax liabilities – depreciation and amortization	(753,000)	(648,000)
Less valuation allowance	(58,894,000)	(51,041,000)
Net deferred tax asset	$100,000	$275,000

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $58,894,000 and $51,041,000, respectively.  The total valuation allowance increased $7,853,000 for the year ended December 31, 2015 and increased $13,476,000 for the year ended December 31, 2014.

In 2013, management determined it was more likely than not that a portion of the deferred tax assets associated with NOL carryforwards in Switzerland will be realized; therefore, $300,000 of the valuation allowance was released as of December 31, 2013.  This determination was made after considering that the Switzerland operations had generated taxable income for two consecutive years, and after determining that it appeared likely that taxable income would continue in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or in which net operating loss or tax credit carryforwards can be utilized.  Both positive and negative evidence is considered in assessing the realizability of deferred tax assets and determining whether or not to record a valuation allowance.  In 2015 and 2014, the Switzerland operations generated taxable income of approximately $1,127,000 and $177,000, respectively, and the Company recognized tax expense of $175,000 and $25,000, respectively, realizing the benefit of $175,000 and $25,000, respectively of deferred tax assets associated with NOL carryforwards in Switzerland.

After considering the evidence with respect to the U.S. deferred tax assets, management determined that as of December 31, 2015, it continues to be more likely than not that the U.S. deferred tax assets will not be realized and has recorded a valuation allowance against all U.S. deferred tax assets.

The Company has a U.S. federal net operating loss carryforward at December 31, 2015, of approximately $139,008,000, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2018 through 2035.  Included in the federal net operating loss is approximately $5,500,000 of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized.  Additionally, the Company has research credit carryforwards of approximately $4,400,000. These credits expire in years 2018 through 2035.

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

The Company also has a Swiss net operating loss carryforward at December 31, 2015, of approximately $11,300,000, which is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2016 through 2018, with approximately $10,400,000 expiring in 2016.

As of December 31, 2015 and 2014, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company is subject to federal and state examinations for the years 2010 and thereafter. There are no tax examinations currently in progress.

9.	Revenue Arrangements

Teva License, Development and Supply Agreements

In November 2012, the Company entered into a license, supply and distribution agreement with Teva for an auto injector product containing sumatriptan for the treatment of migraines.  Teva will manufacture and supply sumatriptan in a prefilled syringe.   The Company will manufacture the device, assemble the device and prefilled syringe and supply the final product to Teva for distribution.  Teva will distribute the product in the U.S. and also received an option for rights in other territories.  Under the agreement, the Company received an upfront payment, which was deferred, and will receive a milestone payment upon commercial launch.  In addition, the Company will be compensated for devices it delivers to Teva, and share in net profits from product sales, which will be split 50/50 between the Company and Teva.  The term of the agreement continues seven years from commercial launch, with automatic one year renewals. In December 2015, the Company received FDA approval for its ANDA for Sumatriptan Injection USP and is working with Teva toward a commercial launch.

In December 2007, the Company entered into a license, development and supply agreement with Teva under which the Company will develop and supply a disposable pen injector for use with two undisclosed patient-administered pharmaceutical products, one of which has now been disclosed as exenatide.  Under the agreement, an upfront payment, development milestones, and royalties on Teva’s product sales, as well as a purchase price for each device sold are to be received by the Company under certain circumstances.   In January 2011, this agreement was amended such that Teva pays for all development work and tooling associated with device development, and the Company is now developing two different disposable pens, one for each product.  This agreement will continue until the later of December 2017 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval, and will be automatically renewed for successive periods of two years each.

In September 2006, the Company entered into a Supply Agreement with Teva, pursuant to which Teva is obligated to purchase all of its needle-free delivery device requirements from the Company for hGH to be marketed in the United States. The Company was entitled to receive an upfront cash payment, milestone fees and royalty payments on Teva’s net sales, as well as a purchase price for each device sold.  The upfront payment was recognized as revenue over the development period, and the milestone fees and royalties were recognized as revenue when earned.  In 2009, Teva launched the Company’s Tjet needle-free device with their hGH Tev-Tropin®.  The original term of this agreement extended through September 2013, however, in May 2013 the agreement was amended to provide for one year automatic renewals unless terminated by either party six months ahead of the expiring term. In the fourth quarter of 2014, Teva sold the U.S. rights to Tev-Tropin to Ferring, as further discussed below.

In July 2006, the Company entered into an exclusive License, Development and Supply Agreement with Teva.  Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from the Company for an auto injector product containing epinephrine to be marketed in the U.S. and Canada.  The Company was entitled to an upfront cash payment, milestone fees, a negotiated purchase price for each device sold, as well as royalties on sales of product.  This agreement will continue until the later of July 2016 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval.

Under a separate agreement, Teva agreed to provide the Company with device orders of an undisclosed amount, to make a milestone payment to the Company upon FDA approval of epinephrine auto injector, and to assume all litigation costs related to a patent litigation between Teva and Meridian Medical, a Pfizer subsidiary.

AMAG Development and License Agreement

In September 2014 the Company entered into a development and license agreement with Lumara Health, Inc., which was later acquired by AMAG Pharmaceuticals, Inc. (AMAG) in November 2014.  Under the agreement, the Company granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, to develop, use, sell, offer for sale and import and export an auto-injection system for use with 17-alpha hydroxyprogesterone caproate, a progestin drug indicated to reduce the risk of preterm birth. The Company received an upfront payment for its license and development work, and is entitled to receive milestones payments, payment of purchase price for each device sold, and royalties on net product sales.

Under the arrangement, AMAG is responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, supply of the drug to be used in the product, and to market and sell the product.  The Company is the exclusive supplier of the auto-injection system devices for the product and is responsible for the manufacture and supply of the devices and final assembly and packaging of the product.  The Company is entitled to receive royalties on net sales of products commencing on product launch in a particular country until the product is no longer developed, marketed, sold or offered for sale in such country. The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of products and decrease after the expiration of licensed patents or where there are generic equivalents to the auto injector product being sold in a particular country.

The Company identified and evaluated a number of deliverables in the agreement and concluded that the manufacturing deliverable has stand-alone value but the license and development work do not have value on a stand-alone basis.  As a result, the license and development deliverables do not qualify for treatment as separate units of accounting, and accordingly, are accounted for as a single unit of accounting and will be recognized as revenue during the estimated development period.  The Company recognized revenue in 2015 and 2014 of approximately $365,000 and $560,000, respectively and had deferred revenue of approximately $531,000 and $115,000 at December 31, 2015 and 2014, respectively, in connection with this agreement.

LEO Pharma Promotion and License Agreement

In November 2013, the Company entered into a promotion and license agreement with LEO Pharma.  Under this agreement the Company granted LEO Pharma the exclusive right to promote OTREXUP™ to dermatologists for symptomatic control of severe recalcitrant psoriasis in adults in the U.S.  LEO Pharma is responsible for promotion and marketing activities in dermatology and the Company is responsible for the supply of OTREXUP™ product and samples.  The Company received from LEO Pharma a non-refundable upfront payment of $5.0 million, a milestone payment of $5.0 million, and was entitiled to a milestone payment of $10.0 million upon realizing a defined level of net sales in a calendar year.  The Company agreed to pay LEO Pharma a percentage of net sales generated in dermatology and recorded the payments to LEO Pharma as sales and marketing expense.

The Company identified and evaluated a number of deliverables in the agreement and concluded that none of the deliverables had value on a stand-alone basis.  As a result, these deliverables did not qualify for treatment as separate units of accounting, and accordingly, the deliverables were accounted for as a single unit of accounting with each of the payments allocated to the deliverables and recognized as revenue over the 35 month estimated life of the agreement.  Deferred revenue in connection with this agreement was $6.0 million at December 31, 2014.

Effective June 23, 2015, the agreement with LEO was terminated and the Company regained the exclusive U.S. marketing rights to OTREXUP™.  As a result, the Company recognized the remaining unamortized balance of the deferred revenues related to this arrangement in the second quarter of 2015. In total, the Company recognized revenue of $6,000,000, $3,429,000 and $571,000 in the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to this agreement.

Ferring Agreements

In November 2009, the Company entered into an Exclusive License Agreement with Ferring, under which the Company licensed certain of its patents and agreed to transfer know-how for its transdermal gel technology for certain pharmaceutical products.  The agreement will remain in effect until the last applicable patent under the agreement expires. Under the terms of the agreement, the Company is entitled to receive milestone payments as certain defined milestones are achieved. In 2015, the Company recognized a $1,000,000 milestone under this arrangement, which was earned in connection with Ferring filing a NDA related to the patented licensed technology.

The Company entered into a License Agreement with Ferring in 2003 under which the Company licensed certain of its intellectual property and extended the territories available to Ferring for use of certain of the Company’s reusable needle-free injector devices. Specifically, the Company granted to Ferring an exclusive, perpetual, irrevocable, royalty-bearing license, within a prescribed manufacturing territory, to manufacture certain of the Company’s reusable needle-free injector devices for the field of human growth hormone. The Company granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory.

As consideration for the license grants, Ferring paid the Company an upfront payment upon execution of the License Agreement, and an additional milestone in 2003. Ferring also pays the Company royalties for each device manufactured by or on behalf of Ferring, including devices manufactured by the Company.  These royalty obligations expire, on a country-by-country basis, when the respective patents for the products expire, despite the fact that the License Agreement does not itself expire until the last of such patents expires. The license fees were initially deferred and are being recognized in income over the period from 2003 through 2016.   In March 2007, the Company amended the agreement increasing the royalty rate and device pricing, included a next generation device and provided for payment principally in U.S. dollars rather than Euros.

In the fourth quarter of 2014, Ferring purchased the U.S. rights to Teva’s hGH drug Tev-Tropin® and assumed the terms of our existing licensing and supply agreement.  In 2015, Ferring received FDA approval for a name change of the drug to ZOMACTON™ and FDA approval for the 10mg needle-free device ZOMA-Jet™ to be marketed in the U.S.  Under the terms of the agreement, the Company receives royalty payments on Ferring’s net sales, which are recognized as revenue when received.

Other Revenue Arrangements

In July 2011, the Company entered into an exclusive licensing agreement with Actavis to commercialize, in the U.S. and Canada, the Company’s topical oxybutynin gel 3% product, which was subsequently approved by the FDA in December 2011. Pursuant to the agreement, the Company is entitled to receive royalties on both the Company’s oxybutynin gel 3% product and Actavis’ oxybutynin gel product Gelnique® 10%.

In December 2009, the Company entered into a license agreement for Elestrin®, which is currently being marketed in the U.S. by Meda Pharma.  The Company is entitled to royalties on sales of Elestrin®, which are recognized as revenue when received.

10.	Significant Customers and Concentrations of Risk

Revenues by customer location are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
United States of America	$39,228,615	$21,409,371	$16,479,855
Europe	6,025,899	4,761,684	3,901,422
Other	403,586	330,610	237,223
	$45,658,100	$26,501,665	$20,618,500

The following summarizes significant customers comprising 10% or more of total revenue for the years ended December 31:

	For the Years Ended December 31,
	2015	2014	2013
Teva	$17,714,823	$8,682,384	$13,559,541
Ferring	6,116,642	4,760,084	3,827,098
McKesson (1)	6,837,047	3,460,000	—
LEO Pharma	6,000,000	3,428,571	571,428

(1)	Represents estimated revenue based on OTREXUP™ shipments, a portion of which has not been recognized as revenue but is recorded in deferred revenue as discussed in Note 2.

11.	Legal Proceedings

In the first quarter of 2014, medac Pharma, Inc. (“Medac Pharma”) announced that it submitted a NDA to the FDA for an auto-pen containing methotrexate.  On February 28, 2014, Antares filed a complaint against Medac Pharma and medac GmbH, the parent company of Medac Pharma, (medac GmbH, together with Medac Pharma, “Medac”) in the U.S. District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto injector and an auto injector containing methotrexate.  On March 14, 2014, Antares filed a motion for preliminary injunction seeking to enjoin Medac from selling its methotrexate auto-pen product if and when such product is approved for sale in the United States, pending the final resolution of the litigation.  On April 18, 2014 an amended complaint was filed asserting four Antares patents, and the motion for preliminary injunction was updated.  On July 10, 2014, the District Court denied Antares’ motion for preliminary injunction. Antares filed an appeal of the denial of the motion for preliminary injunction with the U.S. Court of Appeals for the Federal Circuit, and in February 2015, that motion was denied.  In 2014, a total of approximately $1,800,000 in legal patent defense costs were capitalized in connection with this suit.

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

12.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2015:
Total revenues	$8,348,037	$14,420,391	$11,085,752	$11,803,920
Gross profit	4,673,308	9,712,297	5,985,989	5,828,823
Net loss	(6,787,674)	(1,506,646)	(5,738,041)	(6,626,485)
Net loss per common share (1)	(0.05)	(0.01)	(0.04)	(0.04)
Weighted average shares	131,744,741	144,650,269	154,808,641	154,828,729
2014:
Total revenues	$5,202,195	$6,326,785	$6,570,581	$8,402,104
Gross profit	4,025,450	4,196,705	4,063,215	2,979,600
Net loss	(8,794,605)	(9,097,725)	(7,186,441)	(10,074,944)
Net loss per common share (1)	(0.07)	(0.07)	(0.05)	(0.08)
Weighted average shares	129,656,257	130,051,896	130,771,380	131,694,429

(1)

Net loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and board of directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the Company’s assessment using the COSO Internal Control-Integrated Framework (2013) criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

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

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

The following table provides information for our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	9,480,497	$2.19	927,562

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2016 annual meeting, and is incorporated herein by reference.

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

(3)	Item 601 Exhibits - see list of Exhibits below
(b)	Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 4.1 to Form S-3 on April 12, 2006 and incorporated herein by reference.)

3.2	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 19, 2008 and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 15, 2007 and incorporated herein by reference.)

3.4	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 28, 2013 and incorporated herein by reference.)

4.1	Form of Certificate for Common Stock (Filed as an exhibit to Form S-1/A on August 15, 1996 and incorporated herein by reference.)

4.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (Filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

4.3	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.55 to Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)

4.4	Form of Subscription Agreement, by and between Antares Pharma, Inc. and the investor party thereto (Filed as Exhibit 10.1 to Form 8-K filed on September 18, 2009 and incorporated herein by reference).

4.5+

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

Exhibit No.	Description

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

10.8+

Senior Management Agreement by and between Antares Pharma, Inc. and Robert F. Apple, dated February 9, 2006 (Filed as exhibit 10.1 to Form 8-K on February 14, 2006 and incorporated herein by reference.)

10.9+

Amendment to Senior Management Agreement with Robert F. Apple, dated November 12, 2008. (Filed as Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2008 and incorporated herein by reference.)

10.10+

Amendment 2012-1 to Senior Management Agreement with Robert F. Apple, dated December 14, 2012. (Filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

10.11+	Form of Performance Stock Unit Grant (Filed as Exhibit 10.1 to Form 8-K on July 12, 2012 and incorporated herein by reference.)

10.12+	Form of Performance Stock Unit Grant (Filed as Exhibit 10.1 to Form 10-Q on August 7, 2013 and incorporated herein by reference.)

10.13

Lease Agreement between Princeton South Investors, LLC and Antares Pharma, Inc., dated February 3, 2012 (Filed as exhibit 10.21 to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.)

10.14

First Amendment to Lease between Princeton South Investors, LLC and Antares Pharma, Inc., dated January 28, 2013. (Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

10.15

Second Amendment to Lease between Princeton South Investors, LLC and Antares Pharma, Inc., dated December 4, 2013. (Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.)

10.16

Lease Agreement between St. Paul Fire and Marine Insurance Company and Antares Pharma, Inc., dated December 20, 2013. (Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.)

10.17+	Employment Agreement, dated April 25, 2014, by and between Antares Pharma, Inc. and Jennifer Evans Stacey. (Filed as Exhibit 10.1 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.18+

Separation and Consulting Services Agreement, dated July 13, 2015, by and between Antares Pharma, Inc. and Jennifer Evans Stacey.  (Filed as Exhibit 99.1 to Form 8-K on July 15, 2015 and incorporated herein by reference.)

10.19+	Employment Agreement, dated June 23, 2014, by and between Antares Pharma, Inc. and Eamonn P. Hobbs. (Filed as Exhibit 10.2 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.20+#	Separation Agreement, dated February 4, 2016, by and between Antares Pharma, Inc. and Eamonn P. Hobbs.

10.21+	Antares Pharma, Inc. Severance Plan, dated May 29, 2014. (Filed as Exhibit 10.4 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.22+*	Form of Performance Stock Unit Grant. (Filed as Exhibit 10.5 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.23+

Employment Agreement, dated November 17, 2014, by and between Antares Pharma, Inc. and James E. Fickenscher. (Filed as Exhibit 10.29 to Form 10-K on March 12, 2015 and incorporated herein by reference.)

10.24

Form of Indemnification Agreement between Antares Pharma, Inc. and each of its directors and executive officers.  (Filed as Exhibit 10.1 to Form 10-Q on August 10, 2015 and incorporated herein by reference.)

10.25+	Employment Agreement, dated July 8, 2015, by and between Antares Pharma, Inc. and Peter J. Graham (Filed as Exhibit 10.2 to Form 10-Q on August 10, 2015 and incorporated herein by reference.)

10.26+	Form of Restricted Stock unit Grant Agreement delivered by Antares Pharma, Inc. to each of its grantees (Filed as Exhibit 10.3 to Form 10-Q on August 10, 2015 and incorporated herein by reference.)

10.27+

Special Cash Bonus Plan of Antares Pharma, Inc. for named executive officers in connection with achievement of certain milestones regarding the approval by the U.S. Food and Drug Administration of the Abbreviated New Drug Application for the VIBEX® epinephrine pen (Incorporated herein by reference to the disclosure under Item 5.02 of the Form 8-K filed on June 3, 2015.)

Exhibit No.	Description

10.28+	Antares Pharma, Inc. Annual Incentive Plan, effective December 2, 2015 (Filed as Exhibit 99.1 to Form 8-K on December 8, 2015 and incorporated herein by reference.)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm. #

31.1	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.##

32.2	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.##

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase #

101.LAB	XBRL Taxonomy Extension Label Linkbase #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase #

101.DEF	XBRL Taxonomy Extension Definition Linkbase #

*	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of March 2016.

ANTARES PHARMA, INC.

/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 8, 2016.

Signature	Title

/s/ Robert F. Apple	President and Chief Executive Officer, Director
Robert F. Apple	(Principal Executive Officer)

/s/James E. Fickenscher	Senior Vice President and Chief Financial Officer
James E. Fickenscher	(Principal Financial and Accounting Officer)

/s/Leonard S. Jacob	Director, Chairman of the Board
Dr. Leonard S. Jacob

/s/Thomas J. Garrity	Director
Thomas J. Garrity

/s/Jacques Gonella	Director
Dr. Jacques Gonella

/s/Anton G. Gueth	Director
Anton G. Gueth

/s/Marvin Samson	Director
Marvin Samson

/s/Robert P. Roche, Jr.	Director
Robert P. Roche, Jr.