Form 10-Q
period 2016-06-30
ANTARES PHARMA, INC.
filed 2016-08-09
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 5, 2016 was 155,058,159.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$27,559,208	$32,898,676
Short-term investments	9,004,427	15,012,225
Accounts receivable	10,295,347	7,952,478
Inventories	7,458,933	5,724,397
Deferred costs	2,141,280	1,199,217
Prepaid expenses and other current assets	2,716,391	3,274,254
Total current assets	59,175,586	66,061,247
Equipment, molds, furniture and fixtures, net	17,356,620	14,793,084
Patent rights, net	2,224,881	2,434,542
Goodwill	1,095,355	1,095,355
Other assets	153,762	177,943
Total Assets	$80,006,204	$84,562,171
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,825,215	$5,187,703
Accrued expenses and other liabilities	6,958,452	6,488,032
Deferred revenue	6,494,770	5,143,825
Total current liabilities	24,278,437	16,819,560
Deferred revenue – long term	1,200,000	700,000
Total liabilities	25,478,437	17,519,560
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000,000 shares authorized; 155,058,159 and 154,848,512 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,550,582	1,548,485
Additional paid-in capital	296,503,498	295,292,414
Accumulated deficit	(242,824,075)	(229,106,502)
Accumulated other comprehensive loss	(702,238)	(691,786)
	54,527,767	67,042,611
Total Liabilities and Stockholders’ Equity	$80,006,204	$84,562,171

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Product sales	$8,690,002	$5,840,034	$19,531,049	$10,463,164
Development revenue	3,267,397	3,027,445	4,365,771	5,415,848
Licensing revenue	38,721	5,186,372	89,422	6,069,381
Royalties	232,270	366,540	560,920	820,035
Total revenue	12,228,390	14,420,391	24,547,162	22,768,428
Cost of revenue:
Cost of product sales	5,216,527	2,540,178	11,464,083	4,497,751
Cost of development revenue	2,101,571	2,167,916	2,629,756	3,885,072
Total cost of revenue	7,318,098	4,708,094	14,093,839	8,382,823
Gross profit	4,910,292	9,712,297	10,453,323	14,385,605
Operating expenses:
Research and development	3,948,020	4,568,732	9,596,049	8,946,713
Selling, general and administrative	7,014,520	6,605,030	14,617,698	13,642,320
Total operating expenses	10,962,540	11,173,762	24,213,747	22,589,033
Operating loss	(6,052,248)	(1,461,465)	(13,760,424)	(8,203,428)
Other income (expense)	(9,215)	(45,181)	42,851	(90,892)
Net loss	$(6,061,463)	$(1,506,646)	$(13,717,573)	$(8,294,320)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.09)	$(0.06)
Basic and diluted weighted average common shares outstanding	154,936,096	144,650,269	154,897,089	138,233,155

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(6,061,463)	$(1,506,646)	$(13,717,573)	$(8,294,320)
Foreign currency translation adjustment	(5,755)	16,145	(10,452)	28,209
Comprehensive loss	$(6,067,218)	$(1,490,501)	$(13,728,025)	$(8,266,111)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,717,573)	$(8,294,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,277,277	1,650,918
Depreciation and amortization	891,388	768,931
Loss on disposal of equipment	17,785	167,097
Amortization of premiums and discounts	7,798	3,824
Changes in operating assets and liabilities:
Accounts receivable	(2,358,302)	(2,932,698)
Inventories	(1,734,536)	394,356
Prepaid expenses and other assets	582,241	(508,362)
Deferred costs	(942,063)	969,988
Accounts payable	5,073,875	(4,052,526)
Accrued expenses and other current liabilities	369,693	76,220
Deferred revenue	1,849,291	(8,106,486)
Net cash used in operating activities	(8,683,126)	(19,863,058)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(2,555,174)	(4,091,319)
Additions to patent rights	(39,019)	(960,260)
Proceeds from maturities of investment securities	6,000,000	6,000,000
Purchases of investment securities	—	(15,037,675)
Net cash provided by (used in) investing activities	3,405,807	(14,089,254)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	43,115,000
Taxes paid related to net share settlement of equity awards	(64,096)	(67,924)
Net cash provided by (used in) financing activities	(64,096)	43,047,076
Effect of exchange rate changes on cash	1,947	982
Net increase (decrease) in cash	(5,339,468)	9,095,746
Cash:
Beginning of period	32,898,676	34,028,889
End of period	$27,559,208	$43,124,635
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$1,293,346	$423,360
Additions to patent rights recorded in accounts payable and accrued expenses	$32,586	$47,287
Supplemental disclosure of non-cash financing activities:
Expenses incurred in connection with issuance of common stock recorded in accounts payable and accrued expenses	$—	$323,087

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

In December 2015, the Company received FDA approval for an Abbreviated New Drug Application (ANDA) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP in adults for the acute treatment of migraine and cluster headache. Sumatriptan Injection USP is the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform. The Company previously entered into a license, supply and development agreement with Teva pursuant to which Teva is responsible for the commercialization of the sumatriptan product, and in June 2016, the Company and Teva announced the launch of the generic equivalent to Imitrex® (sumatriptan succinate) injection, 4mg and 6 mg single-dose prefilled syringe auto-injectors in the United States.

Antares also has a pipeline of proprietary and partnered products at various stages of development.  The Company is currently conducting clinical studies of VIBEX® QuickShot® Testosterone, for testosterone replacement therapy, and has initiated manufacturing development for a combination product for an undisclosed central nervous system indication.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Investments

All investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because of the Company’s positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost and the fair value of all securities is determined by quoted market prices.  At June 30, 2016 and December 31, 2015, the Company’s investments had a carrying value of $9,004,427 and $15,012,225, respectively.  The fair value of the Company’s investments approximated their carrying value as of June 30, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $725,000 and $800,000 at June 30, 2016 and December 31, 2015, respectively.  Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Inventories:
Raw material	$144,123	$305,149
Work in process	3,606,070	1,539,319
Finished goods	3,708,740	3,879,929
	$7,458,933	$5,724,397

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

The Company recognized $3,810,291 and $7,120,065 in OTREXUP™ product sales revenue for the three and six months ended June 30, 2016, respectively, as compared to $3,346,094 and $6,350,403 for the three and six months ended June 30, 2015, respectively, which is presented net of product sales allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had deferred revenue balances of $982,017 and $1,064,874 at June 30, 2016 and December 31, 2015, respectively, for OTREXUP™ product shipments, which is net of product sales allowances, discussed below.

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

Revenue Recognition – Sumatriptan

Under a license, supply and distribution agreement with Teva for an auto-injector product containing sumatriptan, the Company produces devices and assembles final product for shipment to Teva, and Teva is responsible for commercial distribution of the product.  The Company is compensated, and recognizes revenue, at cost for shipments of product delivered to Teva.  The Company is also entitled to receive 50 percent of the future net profits from commercial sales made by Teva.  Revenues from the profit sharing arrangement will be recognized in future periods when amounts are fixed and determinable and are payable to the Company within 45 days after the end of each fiscal quarter in which commercial sales are made.

3.	Stockholders’ Equity

The Company’s Board of Directors unanimously approved, and recommended to the stockholders to approve and adopt, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 203,000,000 to 303,000,000 in order to increase the number of authorized shares of common stock, par value $0.01 per share, of the Company from 200,000,000 shares to 300,000,000 shares.  The amendment was approved and adopted by a vote of the stockholders at the Company’s Annual Meeting of Stockholders held on June 2, 2016.

4.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) was amended and restated pursuant to stockholder approval on June 2, 2016 in order to increase the number of shares available for issuance under the Plan, extend the term of the Plan, impose a one-year minimum vesting requirement and provide for double trigger vesting for certain awards in the event of a change in control.  The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the amended and restated Plan is 32,200,000 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of June 30, 2016 the Plan had approximately 8,000,000 shares available for grant.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the six months ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2015	9,480,497	2.19
Granted	3,767,500	1.10
Exercised	—	—
Cancelled/Forfeited	(922,124)	1.90
Outstanding at June 30, 2016	12,325,873	1.88	7.5	466,844
Exercisable at June 30, 2016	7,255,500	2.20	6.1	409,712

The per share weighted average fair values of all options granted during the six months ended June 30, 2016 and 2015 were estimated as $0.54 and $1.10, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2016	2015
Risk-free interest rate	1.3%	1.3%
Annualized volatility	51.6%	53.8%
Weighted average expected life, in years	6.00	6.00
Expected dividend yield	0.0%	0.0%

There were no stock option exercises during the six months ended June 30, 2016 and 2015, respectively.

The Company recognized $1,067,047 and $1,411,005 in compensation expense related to stock options for the six months ended June 30, 2016 and 2015, respectively, and stock compensation expense of $504,814 and $770,214 for the three months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was approximately $3,080,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.19 years.

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

The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments.  The PSU awards made to the senior executives vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals as established by the Company’s Board of Directors over a performance period, which is typically three to five years.

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2015	956,178	2.40	714,828	2.32
Granted	750,500	1.12	750,500	1.12
Vested/settled	(11,223)	3.96	(264,001)	2.41
Forfeited/expired	(11,224)	3.96	(194,142)	2.31
Outstanding at June 30, 2016	1,684,231	1.82	1,007,185	1.41

In 2016 and 2015, the LTIP awards include PSUs that may be earned based on the Company’s total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index (“NBI”) at the end of the performance period, which performance period is January 1, 2015 to December 31, 2017 for the 2015 award and January 1, 2016 to December 31, 2018 for the 2016 award.  Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PSUs granted. The fair values of the TSR PSUs granted in June 2016 and May 2015 was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	2016 Award	2015 Award
Closing stock price on grant date	$1.12	$2.18
Performance period starting price	$1.29	$2.52
Term of award (in years)	2.58	2.59
Volatility	70.1%	60.5%
Risk-free interest rate	0.97%	0.83%
Expected dividend yield	0.00%	0.00%
Fair value per TSR PSU	$1.25	$1.71

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

Total compensation expense recognized in connection with PSU awards was $8,294 and $62,638 for the six months ended June 30, 2016 and 2015, respectively.  Compensation expense recognized in connection with RSU awards was $201,936 and $177,275 for the six months ended June 30, 2016 and 2015, respectively.

Some of the shares issued in connection with RSU awards that vested in the six months ended June 30, 2016 and 2015 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to satisfy tax obligations were 65,575 and 29,914 in the six months ended June 30, 2016 and 2015, respectively, and were based on the fair value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $64,096 and $67,924 in the six months ended June 30, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

5.	Significant Customers and Concentrations of Risk

Revenues by customer location are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States of America	$11,024,136	$13,552,664	$21,594,742	$20,315,440
Europe	1,047,250	828,651	2,614,591	2,300,067
Other	157,004	39,076	337,829	152,921
	$12,228,390	$14,420,391	$24,547,162	$22,768,428

Significant customers comprising 10% or more of total revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Teva	$6,505,126	$4,796,402	$12,990,976	$7,129,217
McKesson(1)	1,846,255	1,435,196	3,555,549	3,334,901
Ferring	1,055,767	828,651	2,714,389	2,300,067
AmerisourceBergen(1)	1,354,801	1,393,527	2,501,887	2,268,672
LEO Pharma (2)	—	5,142,857	—	6,000,000

(1)

Represents estimated revenue based on OTREXUP™ shipments, a portion of which has not been recognized as revenue but is recorded in deferred revenue at the end of each period as discussed in Note 2 to the Consolidated Financial Statements.

(2)

The licensing agreement with LEO Pharma A/S was terminated effective June 23, 2015 and accordingly no revenue was recognized or received from this customer for the three and six months ended June 30, 2016.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options excluded from dilutive loss per share because their effect was anti-dilutive totaled 12,325,873 and 9,876,241 at June 30, 2016 and 2015, respectively.

7.	Recent Accounting Pronouncements

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
•

our expectations regarding product development including clinical trial results, and potential approval by the United States Food and Drug Administration (“FDA”) of VIBEX® QuickShot® for Testosterone injection (“QST”);

•

our expectations regarding continued product development with Teva Pharmaceutical Industries, Ltd.’s (“Teva”), and potential FDA approval, of the VIBEX® Epinephrine Pen (“epinephrine auto injector”), teriparatide disposable pen injector and exenatide disposable pen injector, and Teva’s ability to successfully commercialize each of those products;

•	our expectations regarding our and our partner Teva’s ability to successfully commercialize VIBEX® Sumatriptan (sumatriptan injection);
•

our expectations regarding continued product development with our partners, including Teva and AMAG Pharmaceuticals, Inc. (“AMAG”), and the pursuit of FDA approval of products developed with such partners;

•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on third party contract manufacturers to manufacture our products;
•

our anticipated continued reliance on third parties to provide certain services for our products including logistics, warehousing, distribution, invoicing, contract administration and chargeback processing;

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

In addition, you should refer to the “Risk Factors” sections of this report and of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Overview

Company and Product Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging, specialty pharmaceutical company that focuses on developing and commercializing self-administered parenteral pharmaceutical products and technologies.  We have multiple internal product development programs as well as numerous partnership arrangements with several industry leading pharmaceutical companies. We have formed strategic alliances with Teva, Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), JCR Pharmaceuticals Co., Ltd. (“JCR”) and AMAG.  We develop and apply our drug delivery systems in collaborations with these pharmaceutical partners to enhance our partners' drug compounds and delivery methods.

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

In December 2015, the FDA approved our Abbreviated New Drug Application (ANDA) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP, indicated for adults for the acute treatment of migraine and cluster headache.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.  Under the terms of a license, supply and distribution arrangement, the VIBEX® Sumatriptan product will be distributed by Teva.  We and our partner Teva announced the launch of the generic equivalent to Imitrex® (sumatriptan succinate) injection, 4mg and 6 mg single-dose prefilled syringe auto-injectors in the U.S. in June 2016.

Overview of Clinical, Regulatory and Product Development Activities

We are collaborating with Teva on a combination product development project for a VIBEX® auto injector pen containing epinephrine, used for the treatment of severe allergic reactions (anaphylaxis).  Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a Complete Response Letter (“CRL”) from the FDA on February 23, 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva is evaluating the CRL and intends to submit a response. However, due to the major deficiencies identified in the CRL, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.

Our other combination product development projects in collaboration with Teva include a VIBEX® exenatide multi-dose pen for the treatment of type 2 diabetes, and another previously undisclosed multi-dose pen, which has now been disclosed as a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva filed an ANDA for exenatide, which was accepted by the FDA in October 2014 and is currently under FDA review.  We recently announced that Teva had settled the patent litigation with AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and Amylin Pharmaceuticals, LLC (“AstraZeneca”), relating to certain AstraZeneca U.S. patents and their drug, BYETTA® (exenatide).  AstraZeneca and Teva entered into a settlement and license agreement pursuant to which AstraZeneca granted Teva a license to manufacture and commercialize the generic version of BYETTA® described in Teva’s ANDA.  The settlement allows Teva to commercialize their exenatide product in the U.S. beginning October 15, 2017 or earlier under certain circumstances. Teva also filed an ANDA for a generic version of Forteo® (teriparatide [rDNA origin] injection), which was accepted by the FDA and is currently under review.  In response to Teva’s paragraph IV certification contained in Teva’s ANDA for teriparatide, Eli Lilly and Company (“Lilly”) filed a lawsuit against Teva alleging infringement of six U.S. patents related to Forteo® (teriparatide [rDNA origin] injection) resulting in a 30-month stay in FDA approval of the ANDA.  The stay will expire in August 2018 unless the litigation is resolved sooner.

We are currently conducting clinical studies of QST for testosterone replacement therapy. In February 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in the Company’s ongoing, multi-center, phase 3 clinical study (QST-13-003) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males.  In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment and follow up phase of this study, and in March 2016, we announced the results of the 52 week safety follow-up for the QST-13-003 trial. Based upon a written response we received from the FDA related to our clinical development program for QST, we are currently conducting an additional study, QST-15-005, to support the filing of our expected 505 (b) (2) New Drug Application (“NDA”) for QST.  The study includes a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  We completed enrollment in study QST-15-005 in October 2015 and announced on June 1, 2016 that the last patient had completed their treatment under the 26-week safety and pharmacokinetic phase 3 study. We expect to file the NDA for QST in late 2016.

In partnership with AMAG Pharmaceuticals, Inc., we are currently developing a variation of our VIBEX® QuickShot® auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxy-progesterone caproate injection) for the prevention of pre-term labor in pregnant women.  Under a license, development and supply agreement, AMAG is responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, manufacturing and supplying the drug, and marketing, selling and distributing the final product.  We are responsible for the design and development of the auto-injection device, manufacturing and supplying the device, and assembly and packaging of the final product.

Results of Operations

We reported net losses of $6,061,463 and $13,717,573 for the three and six months ended June 30, 2016, respectively as compared to net losses of $1,506,646 and $8,294,320 for the three and six months ended June 30, 2015, respectively.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The following is an analysis and discussion of our operations for the three and six months ended June 30, 2016 as compared to 2015.

Revenues

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OTREXUP™	$3,810,291	$3,346,094	$7,120,065	$6,350,403
Auto injector and pen injector devices	3,913,505	1,768,958	9,892,393	1,967,026
Needle-free injector devices and components	966,206	724,982	2,518,591	2,145,735
Total product sales	8,690,002	5,840,034	19,531,049	10,463,164
Development revenue	3,267,397	3,027,445	4,365,771	5,415,848
Licensing revenue	38,721	5,186,372	89,422	6,069,381
Royalties	232,270	366,540	560,920	820,035
Total revenue	$12,228,390	$14,420,391	$24,547,162	$22,768,428

Total revenue for the three months ended June 30, 2016 and 2015 was $12,228,390 and $14,420,391, respectively.  Total revenue for the six months ended June 30, 2016 was $24,547,162 as compared to $22,768,428 for the six months ended June 30, 2015.  The following is a detailed discussion of the components of and changes in revenue.

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

For the three months ended June 30, 2016 and 2015, we recognized revenue of $3,810,291 and $3,346,094, respectively, from OTREXUP™ sales, which is presented net of product sales allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs.  For the six months ended June 30, 2016 and 2015, we recognized revenue from OTREXUP™ sales of $7,120,065 and $6,350,403, respectively. Sales of OTREXUP™ increased by $464,197, or 14%, and $769,662 or 12% for the three and six months ended June 30, 2016, respectively, as compared with sales in the same periods in 2015.  We believe the increase in sales is a direct result of an increase in our sales force and marketing efforts.

We had deferred revenue of $982,017 and $1,064,874 at June 30, 2016 and December 31, 2015, respectively, for OTREXUP™ product shipments to wholesalers, which is net of product sales allowances. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we will record a one-time increase in net revenue related to the recognition of revenue previously deferred.

Auto injector and pen injector devices

Product sales of auto injector and pen injector devices were $3,913,505 and $1,768,958 for the three months ended June 30, 2016 and 2015, respectively, representing an overall increase of 121% on a year over year basis.  This increase is principally due to the sale of approximately $2.9 million in pre-launch quantities of sumatriptan injection drug/device combination product to Teva during the second quarter of 2016. On June 23, 2016, we announced the launch of the generic equivalent of Imitrex® (sumatriptan succinate) injection in the U.S. with Teva.  Under a license, supply and distribution agreement, we produce the devices and assemble the final combination product, and Teva is responsible for distribution of the product.  We are compensated at cost for shipments of product to Teva and are entitled to receive 50 percent of the future net profits from commercial sales made by Teva.  There were no profit sharing revenues recognized on shipments of sumatriptan product during the three months ended June 30, 2016.  Revenues from the profit sharing arrangement, if any, will be recognized in future periods, likely beginning in the fourth quarter of 2016, when amounts are fixed and determinable and will be payable to us within 45 days after the end of each fiscal quarter in which commercial sales are made.

Sales from auto injector and pen injector devices were $9,892,393 and $1,967,026 for the six months ended June 30, 2016 and 2015, respectively. The significant increase in auto injector sales for the six months ended June 30, 2016 as compared to June 30, 2015 is partially attributable to the sumatriptan sales discussed above, and to the sales of pre-launch quantities of auto injector devices sold to Teva for use with their generic epinephrine product, which is currently under FDA review, in anticipation of a potential launch.  However, as discussed above, Teva received a CRL from the FDA citing certain major deficiencies related to its ANDA for its epinephrine product.  As a result, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.  Accordingly, this delay may impact our future sales of epinephrine devices to Teva.  The trend in increased revenue from auto injector devices may not be sustained, and may not be indicative of revenues in future quarters or for the year ending December 31, 2016.

Needle-free injector devices and components

Our revenue from reusable needle-free injector devices and disposable components was $966,206 and $724,982 for the three months ended June 30, 2016 and 2015, respectively, and $2,518,591 and $2,145,735 for the six months ended June 30, 2016 and 2015, respectively.  These revenues are generated primarily from sales to Ferring, which sells our needle-free injector with their 4 mg and 10 mg hGH formulations in Europe and Asia.

Development revenue

Development revenues typically represent amounts earned under arrangements with partners for which we develop new products on their behalf.  Frequently, we receive payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables.  Development revenue was $3,267,397 and $3,027,445 for the three months ended June 30, 2016 and 2015, respectively and $4,365,771 and $5,415,848 for the six months ended June 30, 2016 and 2015, respectively.  The development revenue recognized for each period presented included revenue recognized upon completion of certain deliverables for the Teva auto injector and pen injector programs, as well as additional development activities for the AMAG auto injector in 2016.

Licensing Revenue

Licensing revenue represents amounts recognized in connection with up-front or milestone payments received from partners that are initially deferred. We recognized $38,721 and $5,186,372 for the three months ended June 30, 2016 and 2015, respectively and $89,422 and $6,069,381 for the six months ended June 30, 2016 and 2015, respectively.  The licensing revenue recognized in 2015 was principally attributable to our license and promotion agreement with LEO Pharma A/S (“LEO”), which was terminated effective June 23, 2015.  The upfront and milestone payments received from LEO totaling $10.0 million were being recognized into revenue over a 35-month period.  As a result of the termination of the agreement, we recognized the remaining unamortized balance of the deferred revenue in the second quarter of 2015.  No additional revenue related to this arrangement has been or is expected to be recognized in subsequent or future periods, which resulted in the decrease in licensing revenue for the three and six months ended June 30, 2016 as compared to the same period in 2015.

Royalties

Royalty revenue was $232,270 and $366,540 for the three months ended June 30, 2016 and 2015, respectively, and $560,920 and $820,035 for the six months ended June 30, 2016 and 2015, respectively.  We receive royalties from Ferring related to needle-free injector device sales, from Meda Pharmaceuticals, Inc. on sales of Elestrin® and from Actavis plc on sales of Gelnique®.

Cost of Revenue and Gross Profit

The following table summarizes our total cost of revenue and gross profit:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total revenue	$12,228,390	$14,420,391	$24,547,162	$22,768,428
Total cost of revenue	7,318,098	4,708,094	14,093,839	8,382,823
Gross profit	$4,910,292	$9,712,297	$10,453,323	$14,385,605
Gross profit percentage	40%	67%	43%	63%

Our gross profit was $4,910,292 and $10,453,323 for the three and six months ended June 30, 2016, respectively as compared to  $9,712,297 and $14,385,605 for the three and six months ended June 30, 2015, respectively.  The decrease in our gross profit is principally attributable to the termination of the LEO agreement in the second quarter of 2015, during which we recognized the remaining balance of the deferred revenue received under the agreement of approximately $5.1 million, which had no associated cost.  In addition, product sales recognized in the three and six months ended June 30, 2016 include approximately $2.9 million in generic sumatriptan injection product sold to Teva at cost, for which any profit sharing will be recognized in future periods following commercial sale.   Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period, as discussed in more detail below.

The following table summarizes the revenue, cost of sales and gross margin associated with our product sales:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Product sales	$8,690,002	$5,840,034	$19,531,049	$10,463,164
Cost of product sales	5,216,527	2,540,178	11,464,083	4,497,751
Product gross profit	$3,473,475	$3,299,856	$8,066,966	$5,965,413
Product gross margin percentage	40%	57%	41%	57%

The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses. The product gross profit increased in the three and six months ended June 30, 2016 compared to 2015 as the result of an increase in sales of pre-launch quantities of our auto injector devices to Teva for use with their generic epinephrine product, as well as an increase in OTREXUP™ sales. The reduction in our product gross margin percentage was caused primarily by the sale of  approximately $2.9 million of generic sumatriptan product at cost with no corresponding gross margin to be recognized until commercial sales are made by Teva in future periods.  Our profit sharing arrangement with Teva for generic sumatriptan injection may create fluctuation in revenues and cost of sales recognized in a given period depending upon the timing of product shipments to Teva and the subsequent commercial sales by Teva into the distribution channel.

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

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with research and development.  Research and development expenses were $3,948,020 and $4,568,732 for the three months ended June 30, 2016 and 2015, respectively, and were $9,596,049 and $8,946,713 for the six months ended June 30, 2016 and 2015, respectively.  The costs primarily relate to external expenses incurred in connection with the development of VIBEX® QST for testosterone replacement therapy.  The reduction in research and development costs for the three months ended June 30, 2016 as compared to the same period in 2015 was due mainly to a credit of approximately $900,000 received from the contract research organization we use for our VIBEX® QST clinical studies for unused prefunded expenses, as the study costs were less than originally anticipated. The increase in research and development costs on a year to date basis is attributable to an overall increase in external clinical study costs and personnel costs.

Selling, General and Administrative

Selling, general and administrative expenses were $7,014,520 and $6,605,030 for three months ended June 30, 2016 and 2015, respectively, and $14,617,698 and $13,642,320 for the six months ended June 30, 2016 and 2015, respectively.  The increase is attributable to an increase in personnel costs primarily as a result of the growth in our sales force along with severance costs related to our CEO transition, partially offset by a reduction in litigation fees which were incurred in the prior year in connection with litigation settled in early 2015.

Liquidity and Capital Resources

At June 30, 2016, our cash and investments totaled $36,563,635, which consisted of $27,559,208 in cash and $9,004,427 in short-term investments.  All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity.

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

Cash Flows

Net Cash Flow From Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursement. Net cash used in operating activities was $8,683,126 for the six months ended June 30, 2016 as compared to $19,863,058 for the six months ended June 30, 2015.  The decrease in cash used in operating activities in the first six months of 2016 as compared to 2015 was primarily the result of a growth in accounts payable as of June 30, 2016, which conserved cash, as compared to greater cash used to pay down accounts payable and accrued expenses during the first half of 2015.  For the six months ended June 30, 2016, the net cash used in operating activities was primarily driven by our net loss, adjusted for non-cash operating costs plus increases in accounts receivable and inventories, offset by the growth in our accounts payable and deferred revenue.

Net Cash Flow from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $3,405,807 as compared to net cash used in investing activities $14,089,254 for the six months ended June 30, 2015.  The net cash inflow for the six months ended June 30, 2016, was attributable to maturities of investment securities of $6,000,000, offset by payments for capital expenditures and patent acquisition costs.   The net cash outflow for the six months ended June 30, 2015 included the purchase of $15,037,000 in investments with proceeds from our common stock offering in May 2015 and the payment of $4,091,000 for capital expenditures and $960,000 in patent legal defense costs related to litigation settled in 2015, offset by maturities of investment securities of $6,000,000.

Net Cash Flow from Financing Activities

Net cash used in financing activities was $64,096 for the six months ended June 30, 2016 and was related to amounts withheld and remitted to the appropriate taxing authorities for an employee’s minimum statutory obligation for the applicable income and employment taxes in connection with the net settlement of restricted stock awards that vested. Net cash provided by financing activities was $43,047,076 for the six months ended June 30, 2015 and was principally attributable to the receipt of cash proceeds of $43,115,000 in gross proceeds from the offering and sale of our common stock in May 2015.

Research and Development Programs

We conduct clinical, regulatory, formulation development, parenteral device development and commercial development activities for internal and partnered products.  The following is a discussion of our significant research and development programs.

VIBEX® QuickShot® Testosterone (“QST”).  We are developing QST for self-administered weekly injections of testosterone enanthate in a preservative free formulation for men requiring testosterone replacement.

On December 5, 2012, we conducted a pre-IND (Investigational New Drug application) meeting with the FDA as part of preparing to initiate clinical development of QST, establishing an agreed upon clinical path forward.  In September 2013, we announced that the first patients were dosed in a clinical study evaluating the pharmacokinetics of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the QST auto injector device in adult males with testosterone deficiency. The study enrolled 39 patients at nine investigative sites in the U.S.  We announced our top-line results of this study on February 20, 2014.  The results are considered positive in that QST treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward.  QST was also safe and well-tolerated by all dosed patients.

On November 3, 2014, we announced that the last patient has been enrolled in a double-blind, multiple-dose, phase III study (QST-13-003) to evaluate the efficacy and safety of QST administered subcutaneously once each week to testosterone-deficient adult males.  Patients enrolled in this study had a documented diagnosis of hypogonadism or testosterone deficiency defined as having testosterone levels below 300 ng/dL.  The study includes a screening phase, a treatment titration and efficacy phase and an extended treatment phase.  One hundred fifty patients are enrolled in this study.  Patients meeting all eligibility criteria were assigned to receive a starting dose of QST once weekly for six weeks.  Adjustments to dose could be made at week seven based upon the week six pre-dose blood level.  The efficacy of QST and dose adjustment to regulate testosterone levels were evaluated after 12 weeks of treatment.

On February 25, 2015, we announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in QST-13-003.   The protocol for the study required that at the week 12 endpoint: (i) at least 75% of all patients’ Cavg are within the normal range of 300 to 1100 ng/dL, with a lower limit of a 95% 2-sided confidence interval of greater than or equal to 65%, (ii) at least 85% of patients’ Cmax are less than1500 ng/dL and (iii) no more than 5% of patients had a Cmax greater than 1800 ng/dL. The primary endpoint of the population that received one or more doses of QST was met by 139 out of 150 patients, equating to 92.7% with a 95% confidence interval of 87.3% to 96.3%.  Among the 137 patients that completed all 12 weeks of dosing and pharmacokinetic sampling, 98.5% were within the pre-defined range.  The top-line results are summarized in the table below.

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

Participants in the study remained on QST and were followed for an additional 40 weeks for the collection of safety data.  On March 16, 2016, we announced that the pharmacokinetic results were final and reported the results from the 52-week safety study.  The safety population, defined as patients who received at least one dose of study drug, was comprised of 150 patients.  The most common adverse reactions (incidence ≥5%) in this Phase 3 study were increased hematocrit, hypertension, increased prostate-specific antigen, Upper Respiratory Tract Infection, sinusitis, injection site bruising and headache. Serious adverse events (SAE’s) reported included one case each of worsening depression, vertigo and suicide.  None of the SAE’s were considered to be related to the study drug by the investigators, however the Company determined that the case of suicide could not be ruled out as potentially being related to study drug.  There have been no reported adverse events consistent with urticaria (hives), POME, anaphylaxis or major adverse cardiovascular events in this study.

After we initiated study QST-13-003, but before we announced positive top-line pharmacokinetic results in February 2015, we received written recommendations from the FDA related to our clinical development program for QST.  The recommendations received were in response to various clinical, Chemistry, Manufacturing and Controls and user study submissions that we made through November 2014.  We believe that we had already factored many of the recommendations cited in the advice letter into the protocol of the ongoing QST-13-003 study and into the protocols for planned human use studies as a result of guidance provided by the FDA at the May 2014 Type C meeting.  Based on a single reported occurrence of hives in our phase II study, the FDA recommended that we create a larger safety database, including approximately 350 subjects exposed to QST with approximately 200 subjects exposed for six months and approximately 100 subjects exposed for a year.  We assessed the FDA’s comments in the advice letter and their impact on the timing of the filing of a New Drug Application (“NDA”) for QST with the FDA.  Based on the number of subjects in previous studies and in the current QST-13-003 study, we concluded that we would need additional subjects exposed to QST for six months.  The timing and design of the study to obtain the additional subjects and data required was determined based on further discussion with the FDA. We submitted our response to the FDA’s written recommendations in early March 2015.

In May 2015, we received a written update from the FDA related to our clinical development program for QST. We believe, based on the update received from the FDA, there is an agreed upon path forward for the completion of an additional study to support the filing of a NDA for QST.  In June 2015, we finalized and submitted the protocol for the study, and in August 2015, we enrolled the first patients in the study, which is known as QST-15-005. The study includes a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  The study is a dose-blind, multiple-dose, concentration controlled 26-week supplemental safety and pharmacokinetic study of QuickShot® Testosterone.  Patients meeting all eligibility criteria will be assigned to receive 75 mg of QST once weekly for six weeks.  According to the protocol, adjustments to dose may be made at week seven based upon the week six Ctrough value.  QST will be provided to clinical sites at dosage strengths of 100 mg, 75 mg and 50 mg to be utilized in dose titration.

In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment phase of this study.  In early November 2015, the Company also announced that enrollment was complete in study QST-15-005. At that time, 108 patients had received a dose of QST.  Following completion of screening, 133 patients were dosed with QST.  The Company believes that upon successful completion of this study we should be able to satisfy the FDA’s recommendation for the larger safety database as discussed above.  On June 1, 2016 we announced that the last patient had completed their treatment under the 26-week safety and pharmacokinetic phase 3 study QST-15-005.

In addition to the clinical trial program, there is an ongoing Human Factors program to demonstrate safe and reliable at-home usability of QST.  Study populations include trained and untrained subjects, including patients, non-patient caregivers and health care providers.  The goals of the program are to optimize and document reliable and proper administration in study subjects in the setting of at-home use in order to support the approvability of the product. We are presently preparing our NDA for QST for submission to the FDA and expect to file in late 2016.

Device Development Projects.  We, along with our pharmaceutical partners, are engaged in research and development activities related to our VIBEX® disposable pressure assisted auto injectors, our QuickShot® (“QS”) auto injectors, and our disposable pen injectors.  We have signed license agreements with Teva for our VIBEX® system for a product containing epinephrine and for our pen injector devices for a product containing exenatide and a product containing teriparatide. We also have a license, development and supply agreement with AMAG for our QS device containing Makena® indicated for reduced risk of preterm birth. Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly equipment.  The following is a summary of the development stage for the four products in development with Teva and the development stage of our product with AMAG.

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

Exenatide disposable pen injector

We have designed and produced pen injectors for the exenatide pen injector product (“Exenatide”).  Teva initiated drug stability and completed the device development program and filed an ANDA with the FDA in the second half of 2013.  The ANDA was accepted by the FDA in October 2014 and is currently under FDA review.  In December 2014, AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and Amylin Pharmaceuticals, LLC (“AstraZeneca”) filed a lawsuit alleging patent infringement against Teva with respect to certain patents related to their generic version of BYETTA® (exenatide).  Teva settled the patent litigation with AstraZeneca and entered into a settlement and license agreement pursuant to which AstraZeneca granted Teva a license to manufacture and commercialize Teva’s generic version of BYETTA® in the U.S. beginning October 15, 2017 or earlier under certain circumstances. Based on available information, we believe that Teva may be the "first applicant" to file an ANDA for Exenatide as a generic equivalent of BYETTA® and, should Teva’s ANDA be approved, may be entitled to 180 days of generic market exclusivity.

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

Other Research and Development Costs.  In addition to our QST project and our device development projects with Teva and AMAG, we incur direct costs in connection with other research and development projects related to our technologies and indirect costs that include personnel costs, administrative and other operating costs related to managing our research and development projects.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the periods ended June 30, 2016 was not material.

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which could materially affect our business, financial condition or future results.  There have been no material changes to these risk factors other than the supplemental information and risk factors discussed below.  The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to our Common Stock

Our common stock is listed on The NASDAQ Capital Market and if we do not maintain compliance with NASDAQ Marketplace Rules our common stock may be delisted from the NASDAQ Capital Market.

To keep our listing on The NASDAQ Capital Market, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million. On April 12, 2016, we were notified by the NASDAQ Listing Qualifications Department that we do not comply with the $1.00 minimum bid threshold as our common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. We were automatically provided with a 180-calendar day period within which to regain compliance.  On June 15, 2016, we received a notification letter from the NASDAQ Stock Market advising us that we had regained full compliance with the $1.00 minimum bid price threshold because our stock had closed above $1.00 for at least ten consecutive trading days and that NASDAQ considered this matter closed.  In the future, our common stock could again trade below the $1.00 minimum bid price for 30 consecutive days and we could become non-compliance with The NASDAQ Marketplace Rules.

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

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a) Exhibit Index

Exhibit No.	Description

10.1#+	Amended and Restated Employment Agreement dated as of June 30, 2016 between Antares Pharma, Inc. and James E. Fickenscher

10.2#+	Amended and Restated Employment Agreement dated as of June 30, 2016 between Antares Pharma, Inc. and Peter J. Graham

10.3#	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc.

10.4#+	Form of Nonqualified Stock Option Grant Agreement

10.5#+	Form of Restricted Stock Unit Grant Agreement

10.6#+	Form of Restricted Stock Grant Agreement

10.7+	Antares Pharma, Inc. 2008 Equity Compensation Plan, as amended and restated (Filed as Exhibit 4.1 to Form S-8 on June 2, 2016 and incorporated herein by reference.)

31.1#	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1##	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Document

#	Filed herewith.
##	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

August 9, 2016	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2016	/s/ James E. Fickenscher
James E. Fickenscher
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)