Form 10-Q
period 2016-09-30
ANTARES PHARMA, INC.
filed 2016-11-09
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 5, 2016 was 155,086,727.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$28,781,427	$32,898,676
Short-term investments	3,001,312	15,012,225
Accounts receivable	8,561,738	7,952,478
Inventories	6,723,555	5,724,397
Deferred costs	1,961,630	1,199,217
Prepaid expenses and other current assets	376,212	3,274,254
Total current assets	49,405,874	66,061,247
Equipment, molds, furniture and fixtures, net	17,993,431	14,793,084
Patent rights, net	2,149,225	2,434,542
Goodwill	1,095,355	1,095,355
Other assets	153,800	177,943
Total Assets	$70,797,685	$84,562,171
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,096,400	$5,187,703
Accrued expenses and other liabilities	6,656,351	6,488,032
Deferred revenue	5,801,902	5,143,825
Total current liabilities	20,554,653	16,819,560
Deferred revenue – long term	1,200,000	700,000
Total liabilities	21,754,653	17,519,560
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000,000 shares authorized; 155,086,393 and 154,848,512 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,550,864	1,548,485
Additional paid-in capital	297,136,832	295,292,414
Accumulated deficit	(248,945,058)	(229,106,502)
Accumulated other comprehensive loss	(699,606)	(691,786)
	49,043,032	67,042,611
Total Liabilities and Stockholders’ Equity	$70,797,685	$84,562,171

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$11,049,840	$8,027,029	$30,580,889	$18,490,193
Development revenue	2,101,203	2,608,336	6,466,974	8,024,184
Licensing revenue	38,618	42,960	128,040	6,112,341
Royalties	289,102	407,427	850,022	1,227,462
Total revenue	13,478,763	11,085,752	38,025,925	33,854,180
Cost of revenue:
Cost of product sales	7,206,280	3,265,983	18,670,363	7,763,734
Cost of development revenue	827,441	1,833,780	3,457,197	5,718,852
Total cost of revenue	8,033,721	5,099,763	22,127,560	13,482,586
Gross profit	5,445,042	5,985,989	15,898,365	20,371,594
Operating expenses:
Research and development	5,958,550	5,142,387	15,554,599	14,089,100
Selling, general and administrative	5,622,937	6,611,169	20,240,635	20,253,489
Total operating expenses	11,581,487	11,753,556	35,795,234	34,342,589
Operating loss	(6,136,445)	(5,767,567)	(19,896,869)	(13,970,995)
Other income (expense)	15,462	29,526	58,313	(61,366)
Net loss	$(6,120,983)	$(5,738,041)	$(19,838,556)	$(14,032,361)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.13)	$(0.10)
Basic and diluted weighted average common shares outstanding	155,060,811	154,808,641	154,952,060	143,819,033

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(6,120,983)	$(5,738,041)	$(19,838,556)	$(14,032,361)
Foreign currency translation adjustment	2,632	(22,044)	(7,820)	6,165
Comprehensive loss	$(6,118,351)	$(5,760,085)	$(19,846,376)	$(14,026,196)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,838,556)	$(14,032,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,886,823	2,649,062
Depreciation and amortization	1,371,538	1,169,745
Loss on disposal of equipment	17,785	167,097
Amortization of premiums and discounts	10,913	7,070
Changes in operating assets and liabilities:
Accounts receivable	(624,232)	(3,045,011)
Inventories	(999,158)	202,588
Prepaid expenses and other assets	2,922,527	316,315
Deferred costs	(762,413)	1,394,545
Accounts payable	3,308,607	(5,742,113)
Accrued expenses and other current liabilities	(146,376)	236,434
Deferred revenue	1,156,309	(9,173,966)
Net cash used in operating activities	(11,696,233)	(25,850,595)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(4,278,643)	(5,013,012)
Additions to patent rights	(103,788)	(1,008,363)
Proceeds from maturities of investment securities	12,000,000	6,000,000
Purchases of investment securities	—	(15,037,675)
Net cash provided by (used in) investing activities	7,617,569	(15,059,050)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	42,850,677
Proceeds from exercise of stock options and warrants	24,071	—
Taxes paid related to net share settlement of equity awards	(64,096)	(87,770)
Net cash provided by (used in) financing activities	(40,025)	42,762,907
Effect of exchange rate changes on cash	1,440	(1,193)
Net increase (decrease) in cash	(4,117,249)	1,852,069
Cash:
Beginning of period	32,898,676	34,028,889
End of period	$28,781,427	$35,880,958
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$552,556	$42,758
Additions to patent rights recorded in accounts payable and accrued expenses	$23,369	$—

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

The Company develops and manufactures, for itself and with its partners, novel, pressure-assisted injector devices, with and without needles, which allow patients to self-inject drugs. It makes a reusable, needle-free spring action injection device which is marketed through its partners for use with human growth hormone (“hGH”).  The Company has also developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the VIBEX® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and generic injectables.  Additionally, the Company developed a disposable multi-dose pen injector for use with standard cartridges, and has two gel-based products which are commercialized through partners.

In February 2014, the Company launched its proprietary product OTREXUP™ (methotrexate) injection, which is the first subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector approved by the U.S. Food and Drug Administration (“FDA”).  OTREXUP™ is indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

In December 2015, the Company received FDA approval for an Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP in adults for the acute treatment of migraine and cluster headache. Sumatriptan Injection USP is the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform. The Company previously entered into a license, supply and development agreement with Teva pursuant to which Teva is responsible for the commercialization of the sumatriptan product, and in June 2016, the Company and Teva announced the launch of the generic equivalent to Imitrex® (sumatriptan succinate) injection, 4 mg and 6 mg single-dose prefilled syringe auto-injectors in the U.S.

Antares also has a pipeline of proprietary and partnered products at various stages of development.  The Company completed  clinical studies of VIBEX® QuickShot® Testosterone for testosterone replacement therapy in the third quarter of 2016 and is working toward the submission of the New Drug Application (NDA) with the FDA by December 31, 2016.   In addition, the Company is working with Teva on the development and approval of an auto-injector containing epinephrine and two pen injector products, which are all currently under FDA review.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Investments

All investments are U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because of the Company’s positive intent and ability to hold the securities to maturity. The securities are carried at their amortized cost and the fair value of all securities is determined by quoted market prices.  At September 30, 2016 and December 31, 2015, the Company had investments with a carrying value of $3,001,312 and $15,012,225, respectively.  The fair value of the Company’s investments approximated their carrying value as of September 30, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $900,000 and $800,000 at September 30, 2016 and December 31, 2015, respectively.  Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Inventories:
Raw material	$178,345	$305,149
Work in process	3,155,238	1,539,319
Finished goods	3,389,972	3,879,929
	$6,723,555	$5,724,397

OTREXUPTM Revenue Recognition

In February 2014, the Company began detailing OTREXUP™ to health care professionals. OTREXUP™ is sold in a package of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, its customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration.  Given the limited sales history of OTREXUP™, the Company currently cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, recognition of revenue is deferred on product shipments of OTREXUP™ until the right of return no longer exists, which occurs at the earlier of the time OTREXUP™ units are dispensed through patient prescriptions or expiration of the right of return. Units dispensed are generally not subject to return, except in the rare cases where the product malfunctions or the product is damaged in transit. Patient prescriptions dispensed are estimated using third-party market prescription data.  These third-party sources poll pharmacies, hospitals, mail order and other retail outlets for OTREXUP™ prescriptions and project this sample on a national level. The Company uses this third party prescription data, among other information, as a basis for revenue recognition in each reporting period.  If patient prescriptions dispensed for a given period are underestimated or overestimated, adjustments to revenue may be necessary in future periods.

The Company will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until it can reliably estimate product returns, at which time the Company may record a one-time increase in net revenue related to the recognition of revenue previously deferred. In addition, the costs of manufacturing OTREXUP™ associated with the deferred revenue are recorded as deferred costs, which are included in inventory, until such time as the related deferred revenue is recognized.

The Company recognized $3,904,329 and $11,024,394 in OTREXUP™ product sales revenue for the three and nine months ended September 30, 2016, respectively, as compared to $3,592,779 and $9,943,182 for the three and nine months ended September 30, 2015, respectively, which is presented net of product sales allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The Company had deferred revenue balances of $1,154,112 and $1,064,874 at September 30, 2016 and December 31, 2015, respectively, for OTREXUP™ product shipments, which is net of product sales allowances, discussed below.

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

The Company’s 2008 Equity Compensation Plan (the “Plan”) was amended and restated pursuant to stockholder approval on June 2, 2016 in order to increase the number of shares available for issuance under the Plan, extend the term of the Plan, impose a one-year minimum vesting requirement and provide for double trigger vesting for certain awards in the event of a change in control.  The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the amended and restated Plan is 32,200,000 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of September 30, 2016 the Plan had approximately 8,900,000 shares available for grant.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the nine months ended September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2015	9,480,497	$2.19
Granted	3,784,500	1.10
Exercised	(21,492)	1.12
Cancelled/Forfeited	(1,433,293)	1.90
Outstanding at September 30, 2016	11,810,212	1.88	7.2	$3,429,807
Exercisable at September 30, 2016	7,824,499	$2.13	6.1	$1,666,229

The per share weighted average fair values of all options granted during the nine months ended September 30, 2016 and 2015 were estimated as $0.54 and $1.13, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2016	2015
Risk-free interest rate	1.3%	1.3%
Annualized volatility	51.6%	53.5%
Weighted average expected life, in years	6.00	6.00
Expected dividend yield	0.0%	0.0%

During the nine months ended September 30, 2016, stock option exercises resulted in proceeds of $24,071 and the issuance of 21,492 shares of common stock. No stock options were exercised during the nine months ended September 30, 2015.

The Company recognized $1,572,710 and $2,177,067 in compensation expense related to stock options for the nine months ended September 30, 2016 and 2015, respectively, and stock compensation expense of $505,663 and $766,062 for the three months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there was approximately $2,300,000 of total unrecognized compensation cost related to nonvested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2015	956,178	$2.40	714,828	$2.32
Granted	750,500	1.12	750,500	1.12
Vested/settled	(11,223)	3.96	(264,002)	2.41
Forfeited/expired	(227,490)	1.70	(378,668)	1.55
Outstanding at September 30, 2016	1,467,965	$1.85	822,658	$1.53

In 2016 and 2015, the LTIP awards include PSUs that may be earned based on the Company’s total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index (“NBI”) at the end of the performance period, which performance period is January 1, 2015 to December 31, 2017 for the 2015 award and January 1, 2016 to December 31, 2018 for the 2016 award.  Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than the target number of shares granted, ranging from 0% to 150% of the PSUs granted. The fair values of the TSR PSUs granted in June 2016 and May 2015 was determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

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

Total compensation expense recognized in connection with PSU awards was $11,331 and $89,911 for the nine months ended September 30, 2016 and 2015, respectively.  Compensation expense recognized in connection with RSU awards was $302,782 and $382,084 for the nine months ended September 30, 2016 and 2015, respectively.

Some of the shares issued in connection with RSU awards that vested in the nine months ended September 30, 2016 and 2015 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to satisfy tax obligations were 65,575 and 39,665 in the nine months ended September 30, 2016 and 2015, respectively, and were based on the fair value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $64,096 and $87,770 in the nine months ended September 30, 2016 and 2015, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

5.	Significant Customers and Concentrations of Risk

Revenues by customer location are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States of America	$12,036,590	$9,740,486	$33,631,332	$30,055,925
Europe	1,215,218	1,309,731	3,829,809	3,609,798
Other	226,955	35,535	564,784	188,457
	$13,478,763	$11,085,752	$38,025,925	$33,854,180

Significant customers from which the Company derived 10% or more of total revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Teva	$5,522,996	$5,097,912	$18,513,972	$12,227,129
AMAG	2,369,950	362,775	3,275,832	362,775
McKesson(1)	1,946,261	2,105,422	5,501,810	5,440,323
Ferring	1,246,300	1,309,731	3,960,689	3,609,798
LEO Pharma (2)	—	—	—	6,000,000

(1)

Represents estimated revenue based on OTREXUP™ shipments, a portion of which has not been recognized as revenue but is recorded in deferred revenue at the end of each period as discussed in Note 2 to the Consolidated Financial Statements.

(2)

The licensing agreement with LEO Pharma A/S was terminated effective June 23, 2015 and accordingly no revenue was recognized or received from this customer for the three and nine months ended September 30, 2016.

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options excluded from dilutive loss per share because their effect was anti-dilutive totaled 11,810,212 and 9,571,079 at September 30, 2016 and 2015, respectively.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, as part of its simplification initiative. The areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the impact that the standard will have on its results of operations, cash flows and financial position.

In March 2016, FASB issued ASU No. 2016-08 “Principal Agent Considerations (Reporting Revenue Gross versus Net)” and in April 2016, FASB issued ASU No. 2016-10 “Identifying Performance Obligations and Licensing.” These updates amend, clarify and provide implementation guidance on the new revenue recognition standard ASU No. 2014-09, “Revenue from Contract with Customers”, which is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of these standards will have on its results of operations, cash flows and financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization and sales of OTREXUP™ (methotrexate) injection for subcutaneous use;
•	our expectations regarding product development and potential approval by the United States Food and Drug Administration (“FDA”) of VIBEX® QuickShot® for Testosterone injection (“QST”);
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

•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on third-party contract manufacturers to manufacture our products;
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

•	our expectations regarding financial and operating results for the year ending December 31, 2016.

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

In addition, you should refer to the “Risk Factors” sections of this report and of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

We develop and manufacture for ourselves and with partners, novel, pressure-assisted injectors, with and without needles, which allow patients to self-inject drugs.  We make a reusable, needle-free spring action injection device that is marketed through our partners for use with human growth hormone (“hGH)”.  We have developed variations of the needle-free injector by adding a small shielded needle to a pre-filled, single-use disposable injector, called the VIBEX® pressure assisted auto injection system. This system is an alternative to the needle-free system for use with injectable drugs in unit dose containers and is suitable for branded and generic injectables.  Additionally, we have developed a disposable multi-dose pen injector for use with standard cartridges, and have two gel-based products that are commercialized through partners.

We launched our product OTREXUP™, which is the first FDA approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, in February 2014.  OTREXUP™ is indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.   To date, we have received FDA approval for eight dosage strengths of OTREXUP™ (7.5 mg,10 mg, 12.5 mg, 15 mg, 17.5 mg, 20 mg, 22.5 mg and 25 mg).

In December 2015, the FDA approved our Abbreviated New Drug Application (ANDA) for 4 mg/0.5 mL and 6 mg/0.5 mL Sumatriptan Injection USP, indicated for adults for the acute treatment of migraine and cluster headache.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.  Under the terms of a license, supply and distribution arrangement, the VIBEX® Sumatriptan product will be distributed by Teva.  We and our partner Teva announced the launch of the generic equivalent to Imitrex® (sumatriptan succinate) injection, 4 mg and 6 mg single-dose prefilled syringe auto-injectors in the U.S. in June 2016.

Overview of Clinical, Regulatory and Product Development Activities

We are developing QuickShot® Testosterone for testosterone replacement therapy.  We previously announced positive top-line pharmacokinetic results that showed that the primary endpoint was achieved in our ongoing, multi-center, phase 3 clinical study (QST-13-003) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males.  In October 2015, we announced that the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment and follow up phase of this study, and in March 2016, we announced the results of the 52 week safety follow-up for the QST-13-003 trial. Based upon a written response we received from the FDA related to our clinical development program for QST, we conducted an additional study, QST-15-005, to support the filing of our expected 505 (b) (2) New Drug Application (“NDA”) for QST.  The study included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  We completed enrollment in study QST-15-005 in October 2015 and announced on June 1, 2016 that the last patient had completed their treatment under the 26-week safety and pharmacokinetic phase 3 study. In September 2016, we announced the completion and results of the supplement study QST-15-005, signifying the conclusion of our clinical work necessary to begin the NDA submission process with the FDA. We expect to file the NDA for QST by December 31, 2016.

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

Our other combination product development projects in collaboration with Teva include an exenatide multi-dose pen for the treatment of type 2 diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva filed an ANDA for exenatide, which was accepted by the FDA in October 2014 and is currently under FDA review.  We recently announced that Teva had settled the patent litigation with AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and Amylin Pharmaceuticals, LLC (collectively “AstraZeneca”), relating to certain AstraZeneca U.S. patents and their drug, BYETTA® (exenatide).  AstraZeneca and Teva entered into a settlement and license agreement pursuant to which AstraZeneca granted Teva a license to manufacture and commercialize the generic version of BYETTA® described in Teva’s ANDA.  The settlement allows Teva to commercialize their exenatide product in the U.S. beginning October 15, 2017 or earlier under certain circumstances. Teva also filed an ANDA for a generic version of Forteo® (teriparatide [rDNA origin] injection), which was accepted by the FDA and is currently under review.  In response to Teva’s paragraph IV certification contained in Teva’s ANDA for teriparatide, Eli Lilly and Company (“Lilly”) filed a lawsuit against Teva alleging infringement of six U.S. patents related to Forteo® (teriparatide [rDNA origin] injection) resulting in a 30-month stay in FDA approval of the ANDA.  The stay will expire in August 2018 unless the litigation is resolved sooner.

In partnership with AMAG, we are currently developing a variation of our VIBEX® QuickShot® auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxy-progesterone caproate injection) for the prevention of pre-term labor in pregnant women.  Under a license, development and supply agreement, AMAG is responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, manufacturing and supplying the drug, and marketing, selling and distributing the final product.  We are responsible for the design and development of the auto-injection device, manufacturing and supplying the device, and assembly and packaging of the final product.

Results of Operations

We reported net losses of $6,120,983 and $19,838,556 for the three and nine months ended September 30, 2016, respectively as compared to net losses of $5,738,041 and $14,032,361 for the three and nine months ended September 30, 2015, respectively.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The following is an analysis and discussion of our operations for the three and nine months ended September 30, 2016 as compared to 2015.

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
OTREXUP™	$3,904,329	$3,592,779	$11,024,394	$9,943,182
Auto injector and pen injector devices	5,943,786	3,240,437	15,836,179	5,207,463
Needle-free injector devices and components	1,201,725	1,193,813	3,720,316	3,339,548
Total product sales	11,049,840	8,027,029	30,580,889	18,490,193
Development revenue	2,101,203	2,608,336	6,466,974	8,024,184
Licensing revenue	38,618	42,960	128,040	6,112,341
Royalties	289,102	407,427	850,022	1,227,462
Total revenue	$13,478,763	$11,085,752	$38,025,925	$33,854,180

Total revenue for the three months ended September 30, 2016 and 2015 was $13,478,763 and $11,085,752, respectively.  Total revenue for the nine months ended September 30, 2016 was $38,025,925 as compared to $33,854,180 for the nine months ended September 30, 2015.  The following is a detailed discussion of the components of and changes in revenue.

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

For the three months ended September 30, 2016 and 2015, we recognized revenue of $3,904,329 and $3,592,779, respectively, from OTREXUP™ sales, which is presented net of product sales allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs.  For the nine months ended September 30, 2016 and 2015, we recognized revenue from OTREXUP™ sales of $11,024,394 and $9,943,182, respectively. Sales of OTREXUP™ increased by $311,550, or 9%, and $1,081,212 or 11% for the three and nine months ended September 30, 2016, respectively, as compared with sales in the same periods in 2015.  We believe the growth in sales and revenue recognized in each of the periods presented is a result of an increase in, and broadening of, our marketing efforts.

We had deferred revenue of $1,154,112 and $1,064,874 at September 30, 2016 and December 31, 2015, respectively, for OTREXUP™ product shipments to wholesalers, which is net of product sales allowances. We will continue to recognize revenue upon the earlier to occur of prescription units dispensed or expiration of the right of return until we can reliably estimate product returns, at which time we may record a one-time increase in net revenue related to the recognition of revenue previously deferred.

Auto injector and pen injector devices

We recognize revenue from shipments of auto injector and pen injector devices to our partner/customers Teva and AMAG.  Product sales of auto injector and pen injector devices were $5,943,786 and $3,240,437 for the three months ended September 30, 2016 and 2015, respectively, representing an overall increase of 83% on a year over year basis.  This increase is primarily due to the sale of approximately $3.4 million in sumatriptan injection drug/device combination product to Teva and $1.4 million in device sales to AMAG, offset by a decrease in pre-launch epinephrine device sales during the third quarter of 2016 versus 2015. In June 2016, we announced the launch of the generic equivalent of Imitrex® (sumatriptan succinate) injection in the U.S. with Teva.  Under a license, supply and distribution agreement, we produce the devices and assemble the final combination product, and Teva is responsible for distribution of the product.  We are compensated at cost for shipments of product to Teva and are entitled to receive 50 percent of the future net profits from commercial sales made by Teva.  There were no profit sharing revenues recognized on shipments of sumatriptan product during the three months ended September 30, 2016.  Revenues from the profit sharing arrangement, if any, will be recognized in future periods, likely beginning in the fourth quarter of 2016, when amounts are fixed and determinable and will be payable to us within 45 days after the end of each fiscal quarter in which commercial sales are made.

Sales from auto injector and pen injector devices were $15,836,179 and $5,207,463 for the nine months ended September 30, 2016 and 2015, respectively. The significant increase in auto injector sales for the nine months ended September 30, 2016 as compared to nine months ended September 30, 2015 is attributable to approximately $6.4 million in year to date shipments of sumatriptan product to Teva, $1.4 million in device sales to AMAG, and a $3.0 million increase in sales of pre-launch quantities of auto injector devices sold to Teva for use with their generic epinephrine product, which is currently under FDA review, in anticipation of a potential launch.  However, as discussed above, Teva received a CRL from the FDA citing certain major deficiencies related to its ANDA for its epinephrine product.  As a result, Teva expects that its epinephrine product will be substantially delayed from their previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.  Accordingly, this delay may impact our future sales of epinephrine devices to Teva.  The trend in increased revenue from auto injector devices may not be sustained, and may not be indicative of revenues in future quarters or for the year ending December 31, 2016.

Needle-free injector devices and components

Our revenue from reusable needle-free injector devices and disposable components was $1,201,725 and $1,193,813 for the three months ended September 30, 2016 and 2015, respectively, and $3,720,316 and $3,339,548 for the nine months ended September 30, 2016 and 2015, respectively.  These revenues are generated primarily from sales to Ferring, which sells our needle-free injector with 4 mg and 10 mg hGH formulations in Europe and Asia.  We do not control our partners’ sales volume or inventory levels of our injectors and components, which can cause fluctuations in our product sales in comparative periods.

Development revenue

Development revenue typically represents amounts earned under arrangements with partners for which we develop new products on their behalf.  Frequently, we receive up-front and milestone payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables.  Development revenue was $2,101,203 and $2,608,336 for the three months ended September 30, 2016 and 2015, respectively, and $6,466,974 and $8,024,184 for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in development revenue recognized for the comparative three and nine month periods was primarily a result of a reduction in development activities with Teva in connection with the epinephrine auto injector, which is currently under FDA review, offset by increases in development activities with Teva for the exenatide and teriparatide pen injector products and with AMAG for the Makena® auto injector.

Licensing Revenue

Licensing revenue represents amounts received from partners for the right to use certain intellectual property.  Generally, the up-front or milestone payments received are initially deferred and recognized in revenue over the license period. We recognized $38,618 and $42,960 for the three months ended September 30, 2016 and 2015, respectively and $128,040 and $6,112,341 for the nine months ended September 30, 2016 and 2015, respectively.  The licensing revenue recognized for the nine months ended September 30, 2015 was principally attributable to our license and promotion agreement with LEO Pharma A/S (“LEO”), which was terminated effective June 23, 2015.  The upfront and milestone payments received from LEO totaling $10.0 million were being recognized into revenue over a 35-month period.  As a result of the termination of the agreement, we recognized the remaining unamortized balance of the deferred revenue in the second quarter of 2015.  No additional revenue related to this arrangement has been or is expected to be recognized in subsequent or future periods, which resulted in the decrease in licensing revenue for the nine months ended September 30, 2016 as compared to the same period in 2015.

Royalties

Royalty revenue was $289,102 and $407,427 for the three months ended September 30, 2016 and 2015, respectively, and $850,022 and $1,227,462 for the nine months ended September 30, 2016 and 2015, respectively.  We receive royalties from Ferring related to needle-free injector device sales, from Meda Pharmaceuticals, Inc. on sales of Elestrin® and from Actavis plc on sales of Gelnique®.

Cost of Revenue and Gross Profit

The following table summarizes our total cost of revenue and gross profit:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenue	$13,478,763	$11,085,752	$38,025,925	$33,854,180
Total cost of revenue	8,033,721	5,099,763	22,127,560	13,482,586
Gross profit	$5,445,042	$5,985,989	$15,898,365	$20,371,594
Gross profit percentage	40%	54%	42%	60%

Our gross profit was $5,445,042 and $15,898,365 for the three and nine months ended September 30, 2016, respectively as compared to $5,985,989 and $20,371,594 for the three and nine months ended September 30, 2015, respectively.  The decrease in our gross profit for the nine-month comparative period ended September 30, 2016 is principally attributable to the termination of the LEO agreement in the second quarter of 2015, during which we recognized the remaining balance of the deferred revenue received under the agreement of approximately $5.1 million, which had no associated cost.  In addition, product sales recognized in the three and nine months ended September 30, 2016 include approximately $3.4 million and $6.4 million, respectively, in generic sumatriptan injection product sold to Teva at cost, for which profit sharing will be recognized in future periods following commercial sale by Teva.  The sumatriptan sales in 2016, for which no margin has yet been recognized, was the primary cause of the lower gross profit percentage for the three-month comparative period ended September 30, 2016.  Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period, as discussed in more detail below.

The following table summarizes the revenue, cost of sales and gross margin associated with our product sales:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Product sales	$11,049,840	$8,027,029	$30,580,889	$18,490,193
Cost of product sales	7,206,280	3,265,983	18,670,363	7,763,734
Product gross profit	$3,843,560	$4,761,046	$11,910,526	$10,726,459
Product gross margin percentage	35%	59%	39%	58%

The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses. The product gross profit decreased for the three months ended September 30, 2016 compared to 2015 primarily as a result of the $3.4 million sales of sumatriptan product to Teva during the quarter, for which no margin has yet been recognized. The increase in product gross profit for the nine months ended September 30, 2016 compared to 2015 was principally a result of the overall increase in product sales for the comparative nine month periods, as discussed above. The reduction in our product gross margin percentage was caused primarily by the sale of approximately $3.4 million and $6.4 million, respectively, of generic sumatriptan product at cost with no corresponding gross margin to be recognized until commercial sales are made by Teva and our portion of profit margin is calculated and paid to us in future periods.  Our profit sharing arrangement with Teva for generic sumatriptan injection may create fluctuation in revenues and cost of sales recognized in a given period depending upon the timing of product shipments to Teva and the subsequent commercial sales by Teva into the distribution channel.

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

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with research and development.  Research and development expenses were $5,958,550 and $5,142,387 for the three months ended September 30, 2016 and 2015, respectively, and were $15,554,599 and $14,089,100 for the nine months ended September 30, 2016 and 2015, respectively.  The costs primarily relate to external expenses.  The increase in research and development costs on a quarter and year to date comparative basis was mainly attributable to an overall increase in personnel costs and FDA fees.  In addition, the increase for the quarterly period was attributable to additional external costs incurred in connection with the development of QST for testosterone replacement therapy.

Selling, General and Administrative

Selling, general and administrative expenses were $5,622,937 and $6,611,169 for three months ended September 30, 2016 and 2015, respectively, and $20,240,635 and $20,253,489 for the nine months ended September 30, 2016 and 2015, respectively.  The net decrease was attributable to a reduction in litigation fees, which were incurred in the prior year in connection with litigation settled in early 2015, and a reduction in personnel costs and share-based compensation in connection with the departures of our former CEO and CFO in 2016, offset by an increase in personnel costs associated with the growth in our sales force.

Liquidity and Capital Resources

At September 30, 2016, our cash and investments totaled $31,782,739, which consisted of $28,781,427 in cash and $3,001,312 in short-term investments.  All investments are U.S. Treasury bills or U.S. Treasury notes which we intend to hold to maturity.

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

Cash Flows

Net Cash Flows From Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $11,696,233 for the nine months ended September 30, 2016 as compared to $25,850,595 for the nine months ended September 30, 2015.  The decrease in cash used in operating activities in the first nine months of 2016 as compared to 2015 was primarily the result of a growth in accounts payable as of September 30, 2016, which conserved cash, as compared to greater cash used to pay down accounts payable and accrued expenses during the first nine months of 2015.  For the nine months ended September 30, 2016, the net cash used in operating activities was primarily driven by our net loss, adjusted for non-cash operating costs plus increases in accounts receivable, inventories and deferred costs, offset by the growth in our accounts payable and deferred revenue.

Net Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $7,617,569 as compared to net cash used in investing activities $15,059,050 for the nine months ended September 30, 2015.  The net cash inflow for the nine months ended September 30, 2016, was attributable to maturities of investment securities of $12,000,000, offset by payments for capital expenditures and patent acquisition costs.   The net cash outflow for the nine months ended September 30, 2015 included the purchase of $15,037,675 in investments with proceeds from our common stock offering in May 2015, capital expenditures and payment of patent legal defense costs related to litigation settled in 2015, offset by maturities of investment securities of $6,000,000.

Net Cash Flows from Financing Activities

Net cash used in financing activities was $40,025 for the nine months ended September 30, 2016 and was related to proceeds from the exercise of stock options, less amounts withheld and remitted to the appropriate taxing authorities for an employee’s minimum statutory obligation for the applicable income and employment taxes in connection with the net settlement of restricted stock awards that vested. Net cash provided by financing activities was $42,762,907 for the nine months ended September 30, 2015 and was principally attributable to the receipt of net cash proceeds of $42,850,677 from the offering and sale of our common stock in May 2015.

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

On November 3, 2014, we announced that the last patient has been enrolled in a double-blind, multiple-dose, phase 3 study (QST-13-003) to evaluate the efficacy and safety of QST administered subcutaneously once each week to testosterone-deficient adult males.  Patients enrolled in this study had a documented diagnosis of hypogonadism or testosterone deficiency defined as having testosterone levels below 300 ng/dL.  The study included a screening phase, a treatment titration and efficacy phase and an extended treatment phase.  One hundred fifty patients were enrolled in this study.  Patients meeting all eligibility criteria were assigned to receive a starting dose of QST once weekly for six weeks.  Adjustments to dose could be made at week seven based upon the week six pre-dose blood level.  The efficacy of QST and dose adjustment to regulate testosterone levels were evaluated after 12 weeks of treatment.

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

Participants in the study remained on QST and were followed for an additional 40 weeks for the collection of safety data.  On March 16, 2016, we announced that the pharmacokinetic results were final and reported the results from the 52-week safety study.  The safety population, defined as patients who received at least one dose of study drug, was comprised of 150 patients.  The most common adverse reactions (incidence ≥5%) in this phase 3 study were increased hematocrit, hypertension, increased prostate-specific antigen, upper respiratory tract infection, sinusitis, injection site bruising and headache. Serious adverse events (SAE’s) reported included one case each of worsening depression, vertigo and suicide.  None of the SAE’s were considered to be related to the study drug by the investigators, however the Company determined that the case of suicide could not be ruled out as potentially being related to study drug.  There have been no reported adverse events consistent with urticaria (hives), pulmonary oil micro embolism (“POME”), anaphylaxis or major adverse cardiovascular events in this study.

After we initiated study QST-13-003, but before we announced positive top-line pharmacokinetic results in February 2015, we received written recommendations from the FDA related to our clinical development program for QST.  The recommendations received were in response to various clinical, chemistry, manufacturing and controls and user study submissions that we made through November 2014.  We believe that we had already factored many of the recommendations cited in the advice letter into the protocol of the ongoing QST-13-003 study and into the protocols for planned human use studies as a result of guidance provided by the FDA at the May 2014 Type C meeting.  Based on a single reported occurrence of hives in our phase 2 study, the FDA recommended that we create a larger safety database, including approximately 350 subjects exposed to QST with approximately 200 subjects exposed for six months and approximately 100 subjects exposed for a year.  We assessed the FDA’s comments in the advice letter and their impact on the timing of the filing of a NDA for QST with the FDA.  Based on the number of subjects in previous studies and in the current QST-13-003 study, we concluded that we would need additional subjects exposed to QST for six months.  The timing and design of the study to obtain the additional subjects and data required was determined based on further discussion with the FDA. We submitted our response to the FDA’s written recommendations in early March 2015.

In May 2015, we received a written update from the FDA related to our clinical development program for QST. We believe, based on the update received from the FDA, there is an agreed upon path forward for the completion of an additional study to support the filing of a NDA for QST.  In June 2015, we finalized and submitted the protocol for the study, and in August 2015, we enrolled the first patients in the study, which is known as QST-15-005. The study included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  The study was a dose-blind, multiple-dose, concentration controlled 26-week supplemental safety and pharmacokinetic study of QST.  Patients meeting all eligibility criteria were assigned to receive 75 mg of QST once weekly for six weeks.  According to the protocol, adjustments to dose may be made at week seven based upon the week six Ctrough value.  QST was provided to clinical sites at dosage strengths of 100 mg, 75 mg and 50 mg to be utilized in dose titration.

In early November 2015, the Company announced that enrollment was complete in study QST-15-005. The safety population, defined as patients who received at least one dose of the study drug, consisted of 133 patients dosed with QST.  On June 1, 2016 we announced that the last patient had completed treatment under the 26-week safety and pharmacokinetic phase 3 study QST-15-005, and in September, 2016 we announced the results of the study. The most common adverse reactions (incidence ≥5%) in the QST-15-005 study were increased hematocrit, upper respiratory tract infection and injection site ecchymosis.  There were four patients with treatment emergent SAE’s, which included one patient with transient visual impairment determined not to be drug related, one patient with appendicitis that was not drug related and one patient with deep vein thrombosis (DVT).  The investigator attributed DVT as possibly drug related, which is consistent with known testosterone class SAE’s.  The fourth patient had multiple hospitalizations related to septic arthritis and coronary artery disease, with a complicated clinical course post-angioplasty. These multiple reported events from the fourth patient were deemed not to be drug related.  There have been no reported adverse events consistent with urticaria, POME or anaphylaxis.  The safety data collected also included an assessment of pain.  Of the 965 injections assessed, pain was reported one time.  In that instance, the pain reported was classified as mild.

The Company believes that with the successful completion of this supplemental safety study we should be able to satisfy the FDA’s recommendation for the larger safety database, as discussed above, and begin the NDA submission process.  We are presently preparing our NDA for QST for submission to the FDA and expect to file in by December 31, 2016.

In addition to the clinical trial program, we completed a Human Factors program to demonstrate safe and reliable at-home usability of QST.  Study populations included trained and untrained subjects, including patients, non-patient caregivers and health care providers.  The goals of the program were to optimize and document reliable and proper administration in study subjects in the setting of at-home use in order to support the approvability of the product.

Device Development Projects.  We, along with our pharmaceutical partners, are engaged in research and development activities related to our VIBEX® disposable pressure assisted auto injectors, our QuickShot® (“QS”) auto injectors, and our disposable pen injectors.  We have signed license agreements with Teva for our VIBEX® system for a product containing epinephrine and for our pen injector devices for a product containing exenatide and a product containing teriparatide. We also have a license, development and supply agreement with AMAG for our QS device containing Makena® indicated for reduced risk of pre-term labor. Our pressure assisted auto injectors are designed to deliver drugs by injection from single dose prefilled syringes.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly equipment.  The following is a summary of the development stage for the three products in development with Teva and the development stage of our product with AMAG.

VIBEX® with Epinephrine

We have designed the VIBEX® device for a product containing epinephrine and have scaled up the commercial tooling and molds for this product.  From a regulatory standpoint Teva filed this product as an ANDA, and the FDA accepted the filing as such.  Currently, Teva is conducting its own development work on the drug product (epinephrine).  Teva filed an amendment to the ANDA with the FDA in December 2014.  Teva received a complete response letter on February 23, 2016 relating to its epinephrine ANDA in which, according to Teva, the FDA identified certain major deficiencies. Teva is evaluating the CRL and intends to submit a response. Due to the major deficiencies identified in the CRL, Teva expects that its epinephrine product will be substantially delayed from the previously anticipated launch date in the second half of 2016 and that any launch will not take place before 2017.

Teriparatide disposable pen injector

We have developed, produced and provided clinical supplies for a previously undisclosed pen injector product, which was referred to as “Pen 1”.  In April 2016, we disclosed that the “Pen 1” project with Teva relates to a generic form of Forteo® (teriparatide [rDNA origin] injection) (“Teriparatide”), marketed by Eli Lilly and Company (“Lilly”).  Forteo® is an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid induced osteoporosis in men and postmenopausal women.  Teva previously filed an ANDA for Teriparatide, which was accepted by the FDA and is currently under review.  On March 16, 2016, Lilly filed a lawsuit against Teva alleging patent infringement in response to Teva’s Paragraph IV notice and filing contained in its ANDA for Teriparatide, resulting in a thirty-month stay on FDA’s approval of the ANDA.  The stay will expire in August 2018 unless the litigation is resolved prior to that time.  Based on available information, we believe that Teva may be the "first applicant" to file an ANDA for a generic equivalent of Forteo® and, should Teva’s ANDA be approved, may be entitled to 180 days of generic market exclusivity. The ANDA for Teriparatide represents the fourth ANDA for which the Company is the device developer and the third drug device combination product with first-to-file status using one of our devices.

Exenatide disposable pen injector

We have designed and produced pen injectors for the exenatide pen injector product (“Exenatide”).  Teva initiated drug stability and completed the device development program and filed an ANDA with the FDA in the second half of 2013.  The ANDA was accepted by the FDA in October 2014 and is currently under FDA review.  In December 2014, AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and Amylin Pharmaceuticals, LLC (collectively “AstraZeneca”) filed a lawsuit alleging patent infringement against Teva with respect to certain patents related to their generic version of BYETTA® (exenatide).  Teva settled the patent litigation with AstraZeneca and entered into a settlement and license agreement pursuant to which AstraZeneca granted Teva a license to manufacture and commercialize Teva’s generic version of BYETTA® in the U.S. beginning October 15, 2017 or earlier under certain circumstances. Based on available information, we believe that Teva may be the "first applicant" to file an ANDA for Exenatide as a generic equivalent of BYETTA® and, should Teva’s ANDA be approved, may be entitled to 180 days of generic market exclusivity.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, as part of its simplification initiative. The areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. We are currently assessing the impact that the standard will have on our results of operations, cash flows and financial position.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the periods ended September 30, 2016 was not material.

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, which could materially affect our business, financial condition or future results.  There have been no material changes to these risk factors other than the supplemental information and risk factors discussed below.  The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

(a) Exhibit Index

Exhibit No.	Description

10.1#+	Employment Agreement dated as of October 31, 2016 between Antares Pharma, Inc. and Fred M. Powell.

31.1#	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1##	Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Document

#	Filed herewith.
##	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

November 9, 2016	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2016	/s/ Fred M. Powell
Fred M. Powell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)