Form 10-Q
period 2017-03-31
ANTARES PHARMA, INC.
filed 2017-05-09
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation	IRS Employer Identification No. 41-1350192

100 Princeton South, Suite 300

Ewing, New Jersey 08628

(609) 359-3020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non–accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 5, 2017 was 155,926,051.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,677,111	$27,714,588
Accounts receivable	7,884,665	9,073,173
Inventories	6,852,386	5,326,962
Deferred costs	1,712,139	1,773,446
Prepaid expenses and other current assets	1,520,125	1,376,299
Total current assets	41,646,426	45,264,468
Equipment, molds, furniture and fixtures, net	17,607,938	17,867,412
Patent rights, net	1,924,619	2,044,608
Goodwill	1,095,355	1,095,355
Other assets	53,675	53,607
Total Assets	$62,328,013	$66,325,450
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,687,427	$7,884,983
Accrued expenses and other liabilities	7,108,360	5,872,846
Deferred revenue	3,928,590	6,149,087
Total current liabilities	19,724,377	19,906,916
Deferred revenue – long term	1,200,000	1,200,000
Total liabilities	20,924,377	21,106,916
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000,000 shares authorized; 155,447,871 and 155,167,677 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,554,479	1,551,677
Additional paid-in capital	298,837,495	297,826,433
Accumulated deficit	(258,278,409)	(253,445,306)
Accumulated other comprehensive loss	(709,929)	(714,270)
	41,403,636	45,218,534
Total Liabilities and Stockholders’ Equity	$62,328,013	$66,325,450

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue:
Product sales	$10,036,812	$10,841,047
Development revenue	1,621,877	1,098,374
Licensing revenue	18,678	50,701
Royalties	330,092	328,650
Total revenue	12,007,459	12,318,772
Cost of revenue:
Cost of product sales	5,448,291	6,247,556
Cost of development revenue	771,475	528,185
Total cost of revenue	6,219,766	6,775,741
Gross profit	5,787,693	5,543,031
Operating expenses:
Research and development	3,086,281	5,648,029
Selling, general and administrative	7,467,255	7,603,178
Total operating expenses	10,553,536	13,251,207
Operating loss	(4,765,843)	(7,708,176)
Other income	29,926	52,066
Net loss	$(4,735,917)	$(7,656,110)
Basic and diluted net loss per common share	$(0.03)	$(0.05)
Basic and diluted weighted average common shares outstanding	155,215,040	154,858,079

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Net loss	$(4,735,917)	$(7,656,110)
Foreign currency translation adjustment	4,341	(4,697)
Comprehensive loss	$(4,731,576)	$(7,660,807)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,735,917)	$(7,656,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	535,695	535,819
Depreciation and amortization	493,675	413,545
Amortization of premiums and discounts	—	3,225
Changes in operating assets and liabilities:
Accounts receivable	1,189,953	(37,737)
Inventories	(1,525,424)	454,348
Prepaid expenses and other assets	(143,668)	120,544
Deferred costs	61,307	(850,113)
Accounts payable	1,138,856	1,714,501
Accrued expenses and other current liabilities	1,225,433	1,249,595
Deferred revenue	(2,221,556)	88,577
Net cash used in operating activities	(3,981,646)	(3,963,806)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(427,257)	(1,766,979)
Additions to patent rights	(8,605)	(32,517)
Proceeds from maturities of investment securities	—	3,000,000
Net cash provided by (used in) investing activities	(435,862)	1,200,504
Cash flows from financing activities:
Proceeds from exercise of stock options	380,983	—
Taxes paid related to net share settlement of equity awards	—	(34,476)
Net cash provided by (used in) financing activities	380,983	(34,476)
Effect of exchange rate changes on cash	(952)	1,246
Net decrease in cash	(4,037,477)	(2,796,532)
Cash and cash equivalents:
Beginning of period	27,714,588	32,898,676
End of period	$23,677,111	$30,102,144
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$94,156	$1,505,273
Additions to patent rights recorded in accounts payable and accrued expenses	$48,365	$6,501

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is an emerging, specialty pharmaceutical company focused on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and manufactures, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance the existing drug compounds and delivery methods. The subcutaneous injection technology platforms include the VIBEX® pressure-assisted auto injector system suitable for branded and generic injectable drugs in unit dose containers, reusable needle-free spring-action injector devices, and disposable multi-dose pen injectors for use with standard cartridges. The Company has a portfolio of proprietary and partnered products, including approved commercial products and several product candidates in advanced stages of development and under active review by the U.S. Food and Drug Administration (“FDA”).  The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”).

The Company markets and sells its proprietary product OTREXUP® (methotrexate) injection in the U.S., which was launched in February 2014.  OTREXUP® is the first subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector approved by the FDA.  OTREXUP® is indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

The Company, with its commercialization partner Teva, launched Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine and cluster headache in adults, in June 2016.  In December 2015, the Company received FDA approval for an Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.

The Company is developing VIBEX® QuickShot® Testosterone (“QST”), for testosterone replacement therapy, and submitted a 505 (b) (2) New Drug Application (“NDA”) to the FDA in December 2016 that is currently under active review.  The Company also has multiple ongoing product development programs with its partners Teva and AMAG.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

Management is responsible for evaluating whether there is substantial doubt about the Company’s ability to meet its obligations for a look-forward period of one year from the financial statement issuance date.  As of March 31, 2017, the Company had cash and cash equivalents of $23,677,111 and no long-term debt obligations. Based on management’s evaluation, management concluded that the Company has sufficient cash to meet its obligations over the next year. The Company is currently exploring collaborations and potential financings to raise additional capital. If, however, the Company is not successful in raising additional capital, the Company may be required to defer or delay certain planned capital expenditures and other spending related to the potential approval and launch of QST, or curtail other controllable costs and discretionary spending for new research and development activities.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $890,000 and $900,000 at March 31, 2017 and December 31, 2016, respectively. Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Inventories:
Raw material	$142,414	$142,491
Work in process	4,409,021	2,429,075
Finished goods	2,300,951	2,755,396
	$6,852,386	$5,326,962

OTREXUP® Revenue Recognition

The Company began detailing OTREXUP® to health care professionals in February 2014. OTREXUP® is sold in packages of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, its customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration.

Prior to the first quarter of 2017, the Company could not reliably estimate expected returns of OTREXUP® at the time of shipment given its limited sales history of the product. Accordingly, the recognition of revenue was deferred on product shipments until the rights of return no longer existed, which occurred at the earlier of the time OTREXUP® units were dispensed through patient prescriptions or expiration of the right of return of the product. Patient prescriptions dispensed were estimated using third-party market prescription data.

In the first quarter of 2017, the Company determined it had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue, net of estimated returns, upon delivery to the distributors. The Company recognized $4,564,121 in product sales for OTREXUP® for the three months ended March 31, 2017, which included approximately $1,297,054 for product shipped to distributors in previous periods but not recognized as revenue at the time of shipment, net of the returns allowance established in the first quarter of 2017. The Company also recognized $254,425 of product costs in the first quarter of 2017 that had been previously deferred.  The net impact of these changes resulted in a decrease in net loss of $1,042,629, or $0.01 per share, for the three months ended March 31, 2017.

Product sales revenue for OTREXUP® is presented net of estimated returns and product sales allowances for estimated wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The product returns and sales allowances were $1,951,593 as of March 31, 2017, which included the initial establishment of an allowance of $307,000 for product returns, and $1,540,488 as of December 31, 2016.

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

Patient Discount Programs. The Company offers discount card programs to patients for OTREXUP® in which patients receive discounts on their prescriptions that are reimbursed by the Company. The Company estimates the total amount that will be redeemed based on historical redemption experience and on estimated levels of inventory in the distribution and retail channels and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

3.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the amended and restated Plan is 32,200,000 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of March 31, 2017, the Plan had approximately 10,100,000 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the three months ended March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2016	11,313,909	$1.84
Granted	60,000	2.33
Exercised	(280,194)	1.36
Cancelled/Forfeited	(192,543)	1.58
Outstanding at March 31, 2017	10,901,172	1.86	6.9	$11,648,293
Exercisable at March 31, 2017	8,103,989	$2.01	6.1	$7,681,442

The per share weighted average fair values of all options granted during the three months ended March 31, 2017 and 2016 were estimated as $1.20 and $0.44, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	March 31,
	2017	2016
Risk-free interest rate	1.9%	1.3%
Annualized volatility	53.1%	50.2%
Weighted average expected life, in years	6.0	6.0
Expected dividend yield	0.0%	0.0%

During the three months ended March 31, 2017, stock option exercises resulted in cash proceeds to the Company of $380,983 and the issuance of 280,194 shares of common stock. No stock options were exercised during the three months ended March 31, 2016.

The Company recognized $467,400 and $562,200 of compensation expense related to stock options for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there was approximately $1,600,000 of total unrecognized compensation cost related to non-vested outstanding stock options that is expected to be recognized over a weighted average period of approximately 1.8 years.

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

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,347,289	$1.50	822,658	$1.39
Granted	—		—
Vested/settled	—		—
Forfeited/expired	(502,308)	2.16	(67,464)	1.70
Outstanding at March 31, 2017	844,981	$1.45	755,194	$1.36

In connection with PSU awards, the Company recognized compensation expense of $7,900 for the three months ended March 31, 2017, and a net expense reduction of $95,100 for the three months ended March 31, 2016.  Compensation expense recognized in connection with RSU awards was $60,400 and $68,700 for the three months ended March 31, 2017 and 2016, respectively.

4.	Significant Customers and Concentrations of Risk

Revenues by customer location are summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
United States of America	$10,668,024	$10,570,606
Europe	1,155,444	1,567,341
Other	183,991	180,825
	$12,007,459	$12,318,772

Significant customers from which the Company derived 10% or more of total revenue are as follows:

	Three Months Ended
	March 31,
	2017	2016
Teva	$4,963,074	$6,485,850
McKesson(1)	2,224,015	1,709,294
Ferring	1,307,494	1,658,622
AmerisourceBergen(1)	1,408,347	1,147,086

(1)

Represents revenue based on OTREXUP® shipments to the distributors, net of estimated returns, deferrals and product sales allowances as discussed in Note 2 to the Consolidated Financial Statements. The amounts presented for the three months ended March 31, 2017 include revenues recognized for shipments in prior periods that were previously deferred.

5.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and other share-based awards excluded from dilutive loss per share because their effect was anti-dilutive totaled 12,501,347 and 10,454,065 at March 31, 2017 and 2016, respectively.

6.	Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. The new standard changed the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The Company adopted this standard during the first quarter of 2017, and the adoption did not have an impact on the consolidated results of operations, cash flows or financial position of the Company.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017, and the adoption did not have a significant impact on the Company’s consolidated financial statements. As required under previous GAAP, the Company had estimated forfeitures in determining its periodic compensation costs related to share-based awards. Upon adoption of the new standard, the Company has elected to recognize forfeitures as they occur, and recorded a cumulative effect adjustment to accumulated deficit and additional paid-in capital of $97,000, the net of which had no impact on the Company’s consolidated results of operations, cash flows or financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This new standard eliminates Step 2 from the goodwill impairment test. ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 still allows the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company early adopted this standard effective January 1, 2017 and will apply the standard prospectively for its annual goodwill impairment tests.  The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the words “expect,” “estimate,” “plan”, “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding commercialization and sales of OTREXUP® (methotrexate) injection;
•	our expectations regarding the ability of our partner Teva Pharmaceutical Industries, Ltd.’s (“Teva”) to successfully commercialize Sumatriptan Injection USP;
•	our expectations regarding product development and potential approval by the United States Food and Drug Administration (“FDA”) of VIBEX® QuickShot® for Testosterone injection (“QST”);
•

our expectations regarding continued product development with Teva, and potential FDA approval of the VIBEX® Epinephrine Pen (“epinephrine auto injector”), teriparatide disposable pen injector and exenatide disposable pen injector, and Teva’s ability to successfully commercialize each of those products;

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

•	our sales and marketing plans;
•	our product development and commercialization plans regarding our other products and product candidates;
•	the timing and results of our clinical trials, research and development projects;
•	our future cash flow and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	the impact of new accounting pronouncements and our expectations and estimates with regard to current accounting practices; and
•	our expectations regarding our financial and operating results for the year ending December 31, 2017.

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

In addition, you should refer to the “Risk Factors” sections of this report and of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Overview

Company and Product Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging, specialty pharmaceutical company that focuses on the development and commercialization of self-administered parenteral pharmaceutical products and technologies. Our strategy is to identify new or existing approved drug formulations and apply our drug delivery technology to enhance the drug compounds and delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to help improve safety and efficacy, reduce side effects, and enhance patient comfort and adherence. Our subcutaneous injection technology platforms include the VIBEX® pressure-assisted auto injector system suitable for branded and generic injectable drugs in unit dose containers, reusable needle-free spring-action injector devices, and disposable multi-dose pen injectors for use with standard cartridges. We have a portfolio of proprietary and partnered products, including approved commercial products and several product candidates in advanced stages of development and under active FDA review. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG, and Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”).

We market and sell our proprietary product OTREXUP® (methotrexate) injection, which was launched in the U.S. in February 2014. OTREXUP® is the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.   To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 12.5 mg, 15 mg, 17.5 mg, 20 mg, 22.5 mg and 25 mg of OTREXUP®.

With our commercialization partner Teva, we launched Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine and cluster headache in adults, in June 2016.  We received FDA approval of our Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®, in December 2015.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform and is commercialized and distributed by Teva under the terms of a license, supply and distribution arrangement.

We also make reusable, needle-free injection devices that administer injectable drugs, which are currently marketed primarily through our partner Ferring, for use with human growth hormone, and have two gel-based products that are commercialized through our partners pursuant to licensing arrangements.

Overview of Clinical, Regulatory and Product Development Activities

We are developing QuickShot® Testosterone (“QST”) for testosterone replacement therapy, and submitted a 505 (b) (2) New Drug Application (“NDA”) to the FDA in December 2016.  The NDA submission was accepted for standard review by the FDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target date for completion of its review by October 20, 2017. We conducted a multi-center, phase 3 clinical study (“QST-13-003”) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in adult males diagnosed with testosterone deficiency, and we previously announced positive top-line pharmacokinetic results that showed that the primary endpoint for this study was achieved.  Based upon a written response we received from the FDA related to our clinical development program for QST, we conducted an additional supplemental safety study QST-15-005. The study included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  In September 2016, we announced the successful completion of the QST-15-005 study.  The results of these two studies formed the clinical basis of our NDA submission for QST and are further discussed in the “Research and Development Programs” section below.

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

Our other combination product development projects in collaboration with Teva include a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva filed an ANDA for exenatide, which was accepted by the FDA in October 2014 and is currently under FDA review.  In 2016, we announced that Teva had settled the patent litigation with AstraZeneca Pharmaceuticals, LP, AstraZeneca AB, and Amylin Pharmaceuticals, LLC (collectively “AstraZeneca”) relating to certain AstraZeneca U.S. patents and their drug, BYETTA® (exenatide).  AstraZeneca and Teva entered into a settlement and license agreement pursuant to which AstraZeneca granted Teva a license to manufacture and commercialize the generic version of BYETTA® described in Teva’s ANDA.  The settlement allows Teva to commercialize their exenatide product in the U.S. beginning October 15, 2017 or earlier under certain circumstances. Teva also filed an ANDA for a generic version of Forteo® (teriparatide [rDNA origin] injection), which was accepted by the FDA in February 2016 and is currently under review.  In response to Teva’s paragraph IV certification contained in Teva’s ANDA for teriparatide, Eli Lilly & Co (“Lilly”) filed a lawsuit against Teva alleging infringement of six U.S. patents related to Forteo® (teriparatide [rDNA origin] injection) resulting in a 30-month stay in FDA approval of the ANDA.  The stay will expire in August 2018 unless the litigation is resolved sooner.

In partnership with AMAG, we are currently developing a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxy-progesterone caproate injection) for the treatment of pre-term birth.  Under a license, development and supply agreement, AMAG is responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, the manufacture and supply of the drug, and the marketing, sale and distribution of the product.  We are responsible for the design and development of the auto-injection device, the manufacturing and supply of the device, and assembly and packaging of the final product.  AMAG initiated a pharmacokinetic (“PK”) study in October 2016 and disclosed positive top line results of the study in February 2017.  According to AMAG, the study successfully demonstrated comparable bioavailability between subcutaneous injection of Makena® compared to intra muscular injection. In April 2017, AMAG announced the submission of its sNDA for the subcutaneous auto injector for use with Makena®, and expects a six-month review by the FDA with the potential for approval and launch in the fourth quarter of 2017.

Critical Accounting Policies

Our management’s discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”.) The preparation of our financial statements in accordance with GAAP requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain of our significant accounting policies that we believe to be the most critical to the understanding our results of operations and financial condition because they require the most subjective and complex judgments. The following supplements our critical accounting policies, which are fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue Recognition—OTREXUP®

We sell OTREXUP® in packages of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, our customers, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration.

We began detailing OTREXUP® to health care professionals in February 2014. Prior to the first quarter of 2017, we could not reliably estimate expected returns of OTREXUP® at the time of shipment given our limited sales history of the product. Accordingly, the recognition of revenue was deferred on product shipments until the rights of return no longer existed, which occurred at the earlier of the time that OTREXUP® units were dispensed through patient prescriptions or expiration of the right of return of the product. Patient prescriptions dispensed were estimated using third-party market prescription data. In the first quarter of 2017, we determined we had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue upon delivery to the distributors, net of estimated returns.

We recognized $4,564,121 in product sales for OTREXUP® for the three months ended March 31, 2017, which included $1,297,054 for product shipped to distributors in previous periods but not previously recognized as revenue at the time of shipment, net of the returns allowance established in the first quarter of 2017. We also recognized $254,425 of related product costs in the first quarter of 2017.  The net impact of these changes resulted in a decrease to net loss of $1,042,629, or $0.01 per share, for the three months ended March 31, 2017.

Results of Operations

We reported net losses of $4,735,917 and $7,656,110 for the three months ended March 31, 2017 and 2016, respectively. Net loss per share was $0.03 and $0.05 for the three months ended March 31, 2017 and 2016, respectively.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The following is an analysis and discussion of our operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Revenues

	Three months ended March 31,
	2017	2016
OTREXUP®	$4,564,121	$3,309,774
Auto injector and pen injector devices	4,108,310	5,978,888
Needle-free injector devices and components	1,364,381	1,552,385
Total product sales	10,036,812	10,841,047
Development revenue	1,621,877	1,098,374
Licensing revenue	18,678	50,701
Royalties	330,092	328,650
Total revenue	$12,007,459	$12,318,772

Total revenue for the three months ended March 31, 2017 and 2016 was $12,007,459 and $12,318,772, respectively. The following is a detailed discussion of the components of and changes in revenue.

OTREXUP®

For the three months ended March 31, 2017 and 2016, we recognized revenue of $4,564,121 and $3,309,774, respectively, for sales of OTREXUP®, which is presented net of estimated product returns and sales allowances. The increase in OTREXUP® revenue of $1,254,347 for the three months ended March 31, 2017 as compared with the same period in 2016 is principally due to the recognition of $1,297,054 for product shipped to distributors in previous periods but not previously recognized as revenue at the time of shipment. As discussed in our “Critical Accounting Policies” above, prior to the first quarter of 2017 we could not reliably estimate expected returns of OTREXUP® at the time of shipment given our limited sales history of the product. Accordingly, we delayed the recognition of revenue on product shipments until the rights of return no longer existed, which was at the earlier of the time OTREXUP® units were dispensed through patient prescriptions or upon expiration of the right of return. In the first quarter of 2017, we determined we had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue upon delivery to the distributors net of estimated returns, including those amounts we had previously deferred. If we underestimate or overestimate product returns for a given period, adjustments to revenue may be necessary in future periods.

Auto injector and pen injector devices

Product sales of auto injector devices were $4,108,310 and $5,978,888 for the three months ended March 31, 2017 and 2016, respectively.  The net decrease in sales for the three months ended March 31, 2017 as compared to 2016 is due to the significant reduction in sales of pre-launch quantities of auto injector devices for use with Teva’s generic epinephrine product, partially offset by sales of the newly launched Sumatriptan Injection USP.

Revenue for the three months ended March 31, 2017 included $514,772 in pre-launch quantities of epinephrine auto injector devices sold to Teva, and $3,593,537 attributable to sumatriptan product sold to Teva, including the profit sharing payment received during the quarter.  In June 2016, we announced the launch of Sumatriptan Injection USP, indicated in the U.S. for the treatment of migraine and cluster headache in adults.  Under a license, supply and distribution agreement, we produce the devices and assemble the final combination product, and Teva is responsible for distribution of the product.  We are compensated at cost for shipments of product to Teva and are entitled to receive 50 percent of the net profits from commercial sales made by Teva.  Revenues from the profit sharing arrangement, are recognized when amounts are fixed and determinable, and are be payable to us within 45 days after the end of each fiscal quarter in which commercial sales are made.

All of the revenue from auto injector and pen injector device sales for the three months ended March 31, 2016 was attributable to sales of pre-launch quantities of auto injector devices sold to Teva for use with their generic epinephrine product, which is under FDA review. As previously discussed, Teva has indicated that any approval or launch will not take place before the end of 2017 or beginning of 2018.

Needle-free injector devices and components

Our revenue from reusable needle-free injector devices and disposable components was $1,364,381 and $1,552,385 for the three months ended March 31, 2017 and 2016, respectively.  These revenues are generated primarily from sales to Ferring, which sells our needle-free injector for use with its hGH products in Europe, Asia and the U.S.  We do not control our partners’ sales volume or inventory levels of our injectors and components, which can cause fluctuations in our product sales in comparative periods.

Development revenue

Development revenue typically represents amounts earned under arrangements with partners for which we develop new products on their behalf.  Frequently, we receive up-front and milestone payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables.  Development revenue was $1,621,877 and $1,098,374 for the three months ended March 31, 2017 and 2016, respectively.  The increase in development revenue recognized for the comparative three-month period was primarily a result of increases in development activities with Teva for the exenatide and teriparatide pen injector products and with AMAG for the Makena® auto injector product, offset by a reduction in revenue for development activities with Teva in connection with the epinephrine auto injector.

Licensing Revenue

Licensing revenue represents amounts received from partners for the right to use certain intellectual property.  Generally, the up-front or milestone payments received are initially deferred and recognized in revenue over the license period. We recognized $18,678 and $50,701 for the three months ended March 31, 2017 and 2016, respectively.

Royalties

Royalty revenue was $330,092 and $328,650 for the three months ended March 31, 2017 and 2016, respectively.  We receive royalties from Ferring related to needle-free injector device sales and on sales of ZOMACTONTM in the U.S., and on sales of gel-based products commercialized through other partners.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit:

	Three months ended March 31,
	2017	2016
Total revenue	$12,007,459	$12,318,772
Total cost of revenue	6,219,766	6,775,741
Gross profit	$5,787,693	$5,543,031
Gross profit percentage	48%	45%

Our gross profit was $5,787,693 for the three months ended March 31, 2017, as compared to $5,543,031 for the three months ended March 31, 2016.  The increase in our gross profit for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is principally attributable to changes in our product revenue and cost of sales, which is summarized in the table below:

	Three months ended March 31,
	2017	2016
Product sales	$10,036,812	$10,841,047
Cost of product sales	5,448,291	6,247,556
Product gross profit	$4,588,521	$4,593,491
Product gross margin percentage	46%	42%

The increase in product gross profit for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily a result of the recognition of $1,297,054 in previously deferred revenue and $254,425 in related product costs related to our OTREXUP® sales as described above, and sales and profit split of Sumatriptan Injection USP, which was newly launched in June 2016. These increases were offset by the reduction in epinephrine auto injector device sales and the associated cost of sales. The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses.

Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period. The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred.  The cost of development revenue in each period was primarily related to revenue recognized under the Teva auto injector and pen injector programs and development of the Makena® auto injector with AMAG.

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $3,086,281 and $5,648,029 for the three months ended March 31, 2017 and 2016, respectively.  The decrease in research and development costs on a comparative basis is primarily due to a decrease in external clinical and development costs related to QST for testosterone replacement therapy. We completed clinical trials and submitted our NDA for QST to the FDA in the fourth quarter of 2016.

Selling, General and Administrative

Selling, general and administrative expenses were $7,467,255 and $7,603,178 for three months ended March 31, 2017 and 2016, respectively.  The net decrease was attributable to a reduction in personnel costs and share-based compensation expenses that were recognized in connection with the departure of our former CEO in the first quarter of 2016, offset by an increase in sales and marketing expenses, primarily for samples and sales force personnel costs.

Liquidity and Capital Resources

At March 31, 2017, our cash and cash equivalents were $23,677,111.  We do not currently have any long-term debt or bank credit lines. We believe that the combination of our current cash and cash equivalents, and projected product sales, product development revenue, license revenues, milestone payments and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.  However, we have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations and we continue to operate primarily by raising capital. We are exploring collaborations and potential financings to raise additional capital. If, however, we are not successful in raising additional capital, we may be required to defer or delay certain planned capital expenditures and other spending related to the potential approval and launch of QST, or curtail other controllable costs and discretionary spending for new research and development activities.

Cash Flows

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative costs, research and development projects including clinical studies, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $3,981,646 for the three months ended March 31, 2017, which was relatively consistent with $3,963,806 for the three months ended March 31, 2016.  For the three months ended March 31, 2017, the net cash used in operating activities was primarily driven by our net loss, adjusted for non-cash operating costs, such as depreciation, amortization and share-based compensation, plus changes in accounts payable and receivable, offset by additional inventory purchases and the release of OTREXUP® deferred revenues in connection with the change in revenue recognition method.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $435,862 as compared to net cash provided by investing activities of $1,200,504 for the three months ended March 31, 2016.  The net cash outflow for the three months ended March 31, 2017, was attributable to payments for capital expenditures and patent acquisition costs while the net cash inflow for the three months ended March 31, 2016 was attributable to maturities of investment securities of $3,000,000, offset by payments for capital expenditures and patent acquisition costs.

Net Cash Flows from Financing Activities

Cash flow provided by financing activities was $380,983 for the three months ended March 31, 2017, attributable to cash proceeds received from the exercise of stock options.  Cash used in financing activities was $34,476 for the three months ended March 31, 2016, related to cash remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

Research and Development Programs

We conduct clinical, regulatory, formulation development, parenteral device development and commercial development activities for internal and partnered products.  The following is a discussion of our significant research and development programs.

VIBEX® QuickShot® Testosterone.  We are developing QST for self-administered weekly injections of testosterone enanthate in a preservative free formulation for clinically diagnosed testosterone deficient men requiring testosterone replacement therapy.

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

In early November 2015, the Company announced that enrollment was complete in study QST-15-005. The safety population, defined as patients who received at least one dose of the study drug, consisted of 133 patients dosed with QST.  In June 2016, we announced that the last patient had completed treatment under the 26-week safety and pharmacokinetic phase 3 study QST-15-005, and in September 2016 we announced the results of the study. The most common adverse reactions (incidence ≥5%) in the QST-15-005 study were increased hematocrit, upper respiratory tract infection and injection site ecchymosis.  There were four patients with treatment emergent SAE’s, which included one patient with transient visual impairment determined not to be drug related, one patient with appendicitis that was not drug related and one patient with deep vein thrombosis (“DVT”).  The investigator attributed DVT as possibly drug related, which is consistent with known testosterone class SAE’s.  The fourth patient had multiple hospitalizations related to septic arthritis and coronary artery disease, with a complicated clinical course post-angioplasty. These multiple reported events from the fourth patient were deemed not to be drug related.  There were no reported adverse events consistent with urticaria, POME or anaphylaxis.  The safety data collected also included an assessment of pain.  Of the 965 injections assessed, pain was reported one time.  In that instance, the pain reported was classified as mild.

Based upon the completion of our clinical and development work and the results of the studies detailed above, we submitted a 505 (b) (2) New Drug Application for QST to the FDA in December 2016. The NDA submission was accepted for standard review by the FDA and assigned a PDUFA target date for completion of its review by October 20, 2017.

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

AMAG initiated a PK study for the Makena® auto injector in October 2016 and announced positive top-line results of the study in February 2017.  According to AMAG, the study successfully demonstrated comparable bioavailability between subcutaneous injection of Makena® compared to intra muscular injection.  In April 2017, AMAG announced the submission of its sNDA for the subcutaneous auto injector for use with Makena®, and expects a six-month review by the FDA with the potential for approval and launch in the fourth quarter of 2017.

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

Exenatide disposable pen injector

We have designed and produced a pen injector product for use with exenatide for Teva.  Teva filed an ANDA for a generic version of BYETTA®, which was accepted by the FDA in October 2014 and is currently under review.  Teva settled patent litigation with AstraZeneca relating to certain AstraZeneca U.S. patents and their drug, BYETTA® (exenatide).  AstraZeneca and Teva entered into a settlement and license agreement pursuant to which AstraZeneca granted Teva a license to manufacture and commercialize the generic version of BYETTA® described in Teva’s ANDA.  The settlement allows Teva to commercialize their exenatide product in the U.S., assuming FDA approval, beginning October 15, 2017 or earlier under certain circumstances.

Teriparatide disposable pen injector

We have designed and produced a multi-dose disposable pen injector for use with teriparatide for Teva and have delivered devices for a drug stability program to support a regulatory filing.  Teva is developing this product for use in both Europe and the U.S. with the European clinical/regulatory team leading the development.

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

Other Research and Development Costs.  In addition to our QST project and our device development projects with Teva and AMAG, we incur direct costs associated with other internal research and development projects and indirect costs that include personnel costs, administrative and other operating costs related to managing our research and development activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the periods ended March 31, 2017 was not material.

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

Internal Control over Financial Reporting

Except for the additional controls designed and implemented in connection with the Company’s estimation of future product returns related to the recognition and reporting of revenue from sales of OTREXUP®, there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.  There have been no material changes to these risk factors other than the supplemental information and risk factors discussed below.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibit Index

Exhibit No.	Description

31.1#

Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#

Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1##

Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2##

Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ANTARES PHARMA, INC.

May 9, 2017	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	/s/ Fred M. Powell
Fred M. Powell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)