Form 10-Q
period 2017-09-30
ANTARES PHARMA, INC.
filed 2017-11-07
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of November 1, 2017 was 156,674,504.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,433,489	$27,714,588
Short-term investments	9,976,984	—
Accounts receivable	10,146,966	9,073,173
Inventories	7,942,376	5,326,962
Deferred costs	1,213,507	1,773,446
Prepaid expenses and other current assets	1,680,208	1,376,299
Total current assets	58,393,530	45,264,468
Equipment, molds, furniture and fixtures, net	17,296,719	17,867,412
Patent rights, net	1,630,785	2,044,608
Goodwill	1,095,355	1,095,355
Other assets	53,778	53,607
Total Assets	$78,470,167	$66,325,450
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,245,154	$7,884,983
Accrued expenses and other liabilities	6,394,379	5,872,846
Deferred revenue	2,842,801	6,149,087
Total current liabilities	17,482,334	19,906,916
Long-term debt	24,791,214	—
Deferred revenue – long term	200,000	1,200,000
Total liabilities	42,473,548	21,106,916
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000,000 shares authorized; 156,425,904 and 155,167,677 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,564,259	1,551,677
Additional paid-in capital	301,703,929	297,826,433
Accumulated deficit	(266,570,874)	(253,445,306)
Accumulated other comprehensive loss	(700,695)	(714,270)
	35,996,619	45,218,534
Total Liabilities and Stockholders’ Equity	$78,470,167	$66,325,450

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product sales	$13,327,525	$11,049,840	$30,708,750	$30,580,889
Development revenue	1,485,091	2,101,203	7,894,640	6,466,974
Licensing revenue	19,486	38,618	1,057,204	128,040
Royalties	220,295	289,102	815,421	850,022
Total revenue	15,052,397	13,478,763	40,476,015	38,025,925
Cost of revenue:
Cost of product sales	7,600,180	7,206,280	16,681,689	18,670,363
Cost of development revenue	922,717	827,441	3,677,363	3,457,197
Total cost of revenue	8,522,897	8,033,721	20,359,052	22,127,560
Gross profit	6,529,500	5,445,042	20,116,963	15,898,365
Operating expenses:
Research and development	3,289,445	5,958,550	9,535,089	15,554,599
Selling, general and administrative	8,185,865	5,622,937	23,013,130	20,240,635
Total operating expenses	11,475,310	11,581,487	32,548,219	35,795,234
Operating loss	(4,945,810)	(6,136,445)	(12,431,256)	(19,896,869)
Interest expense	(625,938)	—	(794,129)	—
Other income	119,227	15,462	197,003	58,313
Net loss	$(5,452,521)	$(6,120,983)	$(13,028,382)	$(19,838,556)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.08)	$(0.13)
Basic and diluted weighted average common shares outstanding	156,400,702	155,060,811	155,851,639	154,952,060

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(5,452,521)	$(6,120,983)	$(13,028,382)	$(19,838,556)
Foreign currency translation adjustment	(3,621)	2,632	13,575	(7,820)
Comprehensive loss	$(5,456,142)	$(6,118,351)	$(13,014,807)	$(19,846,376)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,028,382)	$(19,838,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,371,453	1,886,823
Depreciation and amortization	1,520,197	1,371,538
Loss on disposal of equipment	22,600	17,785
Write-off of capitalized patent costs	45,600	—
Accretion of interest expense	66,406	—
Amortization of debt issuance costs	18,347	—
Amortization of premiums and discounts on investment securities	(16,638)	10,913
Changes in operating assets and liabilities:
Accounts receivable	(1,069,614)	(624,232)
Inventories	(2,615,414)	(999,158)
Prepaid expenses and other assets	(299,825)	2,922,527
Deferred costs	559,939	(762,413)
Accounts payable	701,704	3,308,607
Accrued expenses and other current liabilities	549,929	(146,376)
Deferred revenue	(4,308,571)	1,156,309
Net cash used in operating activities	(15,482,269)	(11,696,233)
Cash flows from investing activities:
Purchase of investment securities	(9,963,978)	—
Purchases of equipment, molds, furniture and fixtures	(878,855)	(4,278,643)
Additions to patent rights	(83,592)	(103,788)
Proceeds from maturities of investment securities	—	12,000,000
Net cash (used in) provided by investing activities	(10,926,425)	7,617,569
Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000,000	—
Payment of debt issuance costs	(293,538)	—
Proceeds from exercise of stock options	1,670,149	24,071
Taxes paid related to net share settlement of equity awards	(248,709)	(64,096)
Net cash provided by (used in) financing activities	26,127,902	(40,025)
Effect of exchange rate changes on cash	(307)	1,440
Net decrease in cash and cash equivalents	(281,099)	(4,117,249)
Cash and cash equivalents:
Beginning of period	27,714,588	32,898,676
End of period	$27,433,489	$28,781,427
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$92,674	$552,556
Additions to patent rights recorded in accounts payable and accrued expenses	$6,160	$23,369

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is an emerging, specialty pharmaceutical company focused on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and manufactures, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance the existing drug compounds and delivery methods. The subcutaneous injection technology platforms include the VIBEX® pressure-assisted auto injector system suitable for branded and generic injectable drugs in unit dose containers, reusable needle-free spring-action injector devices, and disposable multi-dose pen injectors for use with standard cartridges. The Company has a portfolio of proprietary and partnered products, including approved commercial products and several partnered product candidates in advanced stages of development and under active review by the U.S. Food and Drug Administration (“FDA”).  The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Ferring Pharmaceuticals Inc. and Ferring B.V. (together “Ferring”), and has multiple ongoing internal and partnered product development programs.

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

The Company is developing XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, and submitted a 505 (b) (2) New Drug Application (“NDA”) to the FDA in December 2016.  On October 20, 2017, the Company received a Complete Response Letter (the “CRL”) from the FDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its present form.  The Company is assessing the content of the CRL, including the information that may be needed to address the deficiencies.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Investments

The primary objectives of the Company’s investment policy are to protect principal, maintain adequate liquidity and maximize returns.  The Company’s investments consist of U.S. Treasury bills and government agency notes that are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  At September 30, 2017, the Company’s investments had a carrying value of $9,976,984, which approximated fair value. The Company held no investments as of December 31, 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $1,000,000 and $900,000 at September 30, 2017 and December 31, 2016, respectively.  Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Inventories:
Raw material	$126,070	$142,491
Work in process	4,357,554	2,429,075
Finished goods	3,458,752	2,755,396
	$7,942,376	$5,326,962

Revenue Recognition — OTREXUP®

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

In the first quarter of 2017, the Company determined it had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue, net of estimated returns, upon delivery to the distributors. As a result, the Company recognized an additional $1,297,054 for product shipped to distributors in previous periods that was not previously recognized as revenue at the time of shipment, net of the returns allowance established in the first quarter of 2017. The Company also recognized $254,425 of related product costs that had been previously deferred.  The net impact of these changes resulted in a decrease in net loss of $1,042,629, less than $0.01 per share, for the nine months ended September 30, 2017.

Product sales revenue for OTREXUP® is presented net of estimated returns and product sales allowances for wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs. The estimated product returns reserve was $650,000 as of September 30, 2017 and zero at December 31, 2016.  Product sales allowances were $1,986,553 as of September 30, 2017 and $1,540,488 as of December 31, 2016.

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

Revenue Recognition — Sumatriptan Injection

Under a license, supply and distribution agreement with Teva for an auto-injector product containing sumatriptan, the Company produces devices and assembles product for shipment to Teva, and Teva is responsible for commercial distribution and sale of the product.  The Company is compensated, and recognizes revenue, at cost for shipments of product delivered to Teva.  The Company is also entitled to receive 50 percent of the net profits from commercial sales made by Teva, payable to the Company within 45 days after the quarter in which the commercial sales are made by Teva.

Sumatriptan Injection USP was launched for commercial sale in June 2016.  Initially, given the limited access to sales data and the 45-day lag in reporting of the profit split from Teva, management was not able to estimate the profit margin the Company expected to receive from commercial sales made by Teva at the time of sale.  Accordingly, prior to the third quarter of 2017, revenue from the profit sharing arrangement was recognized in the period following the commercial sales by Teva when amounts were reported and paid to the Company.  Beginning in the third quarter of 2017, management determined it had developed sufficient history and is now able to obtain additional sales information in order to reasonably estimate and recognize revenue from the profit sharing arrangement when product is sold by Teva.

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

The Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022. The Term Loan accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. As of September 30, 2017, the interest rate was 8.75%. Payments under the Loan Agreement are interest only until the first principal payment is due on August 1, 2019, provided that the interest only period may be extended to February 1, 2020 if the Company achieves certain corporate milestones. The Loan Agreement also requires the Company to pay a fee equal to 4.25% of the total original principal amount of all term loan advances (“End of Term Charge”), which is due upon repayment of the Term Loan at either maturity or earlier repayment, and imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date.

As of September 30, 2017, the carrying value of the Term Loan was $24,791,214, which consisted of the $25,000,000 principal balance outstanding and the End of Term Charge accrual of $66,406, less unamortized debt issuance costs of $275,192.  The Company incurred debt issuance costs that, along with the End of Term Charge, are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method.

Future principal payments under the term loan, including the End of Term Charge, are as follows:

September 30,
2017
2017	$—
2018	—
2019	3,075,781
2020	7,870,277
2021	8,602,959
Thereafter	6,513,483
$26,062,500

The Company believes that the carrying value of the Term Loan approximates its fair value based on the borrowing rates currently available for loans with similar terms.

4.	Stockholders’ Equity

On August 11, 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $30,000,000 through Cowen as the Company’s sales agent and/or as principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement and no sales of common stock were made pursuant to the Sales Agreement in the period ended September 30, 2017.

5.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the amended and restated Plan is 32,200,000 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of September 30, 2017, the Plan had approximately 6,400,000 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the nine months ended September 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2016	11,313,909	$1.84
Granted	2,975,667	2.67
Exercised	(1,062,693)	1.57
Cancelled/Forfeited	(833,033)	2.68
Outstanding at September 30, 2017	12,393,850	2.01	7.3	$15,631,780
Exercisable at September 30, 2017	8,043,282	$1.93	6.2	$10,880,581

The per share weighted average fair values of all options granted during the nine months ended September 30, 2017 and 2016 were estimated as $1.62 and $0.54, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2017	2016
Risk-free interest rate	1.8%	1.3%
Annualized volatility	53.4%	51.6%
Weighted average expected life, in years	6.0	6.0
Expected dividend yield	0.0%	0.0%

During the nine months ended September 30, 2017, stock option exercises resulted in cash proceeds to the Company of $1,670,149 and the issuance of 1,062,693 shares of common stock.  Stock option exercises resulted in proceeds of $24,071 and the issuance of 21,492 shares of common stock in the nine months ended September 30, 2016.

The Company recognized $1,680,437 and $1,572,710 of compensation expense related to stock options for the nine months ended September 30, 2017 and 2016, respectively, and $692,834 and $505,663 for the three months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, there was approximately $4,500,000 of total unrecognized compensation cost related to non-vested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The performance stock unit awards and restricted stock unit awards granted under the long-term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,347,289	$1.50	822,658	$1.39
Granted	689,180	3.12	689,180	2.69
Vested/settled	—		(287,508)	1.49
Forfeited/expired	(502,308)	2.16	(67,464)	1.70
Outstanding at September 30, 2017	1,534,161	$2.20	1,156,866	$2.12

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

In connection with PSU awards, the Company recognized compensation expense of $239,995 and $11,331 for the nine months ended September 30, 2017 and 2016, respectively.  Compensation expense recognized in connection with RSU awards was $451,021 and $302,782 for the nine months ended September 30, 2017 and 2016, respectively.

Shares issued in connection with LTIP awards that vested in the nine months ended September 30, 2017 and 2016 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to satisfy tax obligations were 97,586 and 65,575 in the nine months ended September 30, 2017 and 2016, respectively, and were based on the fair value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $248,709 and $64,096 in the nine months ended September 30, 2017 and 2016, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

6.	Significant Customers and Concentrations of Risk

Revenues by customer location are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States of America	$14,174,112	$12,036,590	$37,009,301	$33,631,332
Europe	750,470	1,215,218	3,018,099	3,829,809
Other	127,815	226,955	448,615	564,784
	$15,052,397	$13,478,763	$40,476,015	$38,025,925

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Teva	$7,663,701	$5,522,996	$17,043,954	$18,513,972
AMAG	1,767,702	2,369,950	6,338,275	3,275,832
McKesson	2,339,238	1,946,261	6,333,080	5,501,810
AmerisourceBergen	1,470,268	1,156,566	4,323,013	3,658,453
Ferring	723,502	1,246,300	3,018,098	3,960,689

7.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and other share-based awards excluded from dilutive loss per share because their effect was anti-dilutive totaled 15,084,877 and 14,100,835 at September 30, 2017 and 2016, respectively.

8.	Recent Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), supplemented with a number of subsequent amendments issued by the FASB and collectively referred to herein as “ASU 2014-09”.  This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model that requires a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contract balances and remaining performance obligations, significant judgments made in determining the timing of satisfaction of performance obligations (over time or at a point in time), and estimates made in determining the transaction price and amounts allocated to performance obligations.

The Company continues to monitor and evaluate the impact the adoption of this standard will have on its consolidated financial statements and has performed an initial review of its major contracts with customers. Based on the initial reviews, the Company believes the adoption of the new standard may accelerate the timing of revenue recognition for certain product sales and development revenue under certain license, development and supply agreements, and will require management to estimate and potentially recognize certain variable revenue streams such as royalties and profit sharing arrangements earlier at an amount it believes will not be subject to significant reversal.

The Company anticipates adopting the new revenue recognition standard on the effective date of January 1, 2018 utilizing the modified retrospective method of adoption, under which the cumulative effect of the change is recognized as an adjustment to the opening balance of the accumulated deficit within the consolidated balance sheet, and prior reporting periods are not retrospectively adjusted. The Company anticipates recognizing a transition adjustment upon adoption, however the amount cannot currently be quantified, as the calculation of such will depend upon the open contracts and performance obligations as of the transition date. No significant changes to business processes or systems are currently expected to be necessary, as the processes and controls used in recording revenue transactions are largely manual.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to terms and conditions of share-based awards require an entity to apply modification accounting under Topic 718. This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  The amendments clarify that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company is currently evaluating the potential impact, if any, on its consolidated financial statements upon the adoption of ASU 2017-05 and expects to adopt the standard effective January 1, 2018.

9.	Subsequent Events

ZOMAJET™ Asset Purchase Agreement

On October 10, 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring to sell the worldwide rights, including certain assets, related to the ZOMAJET™ needle-free auto injector device (the “Product”) for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million payable upon  delivery of certain documentation and satisfaction of certain conditions primarily related to Product manufacturing; a third installment of $4.75 million payable upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the Product in certain territories and the final transfer of certain Product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which is expected to occur by the end of 2018.

The Company will continue to manufacture and supply ZOMAJET™ devices until the Completion Date and will receive payment for devices manufactured and supplied to its partners, and a royalty on net product sales, in accordance with the existing license and supply agreements.

Litigation

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTEDTM; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTEDTM.  Motions for the appointment of Lead Plaintiff are due December 22, 2017.  The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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
•

our expectations regarding the continued development of XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy and our intentions to request a meeting with the United States Food and Drug Administration (“FDA”) to further evaluate the deficiencies raised in the Complete Response Letter (“CRL”) to our New Drug Application (“NDA”) submitted for XYOSTEDTM (testosterone enanthate) injection to agree upon a path forward for a potential approval, and to work closely with the FDA to understand the nature of the deficiencies and resolve such deficiencies;

•

our expectations about our ability to adequately respond to the deficiencies in the CRL received from the FDA for XYOSTEDTM, whether any such response will be accepted by the FDA, our ability and timing to resubmit the NDA for XYOSTEDTM, and whether FDA approval will be received for XYOSTEDTM;

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
•

our expectations about the timing and successful completion of the sale of our worldwide rights, including certain assets, for the ZOMAJET™ needle-free auto injector device to Ferring International Center S.A. (“Ferring”);

•	our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the Smith complaint;
•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on third-party contract manufacturers to manufacture our products;
•

our anticipated continued reliance on third parties to provide certain services for our products including logistics, warehousing, distribution, invoicing, contract administration and chargeback processing;

•	our sales and marketing plans;
•	our product development and commercialization plans regarding our other products and product candidates;
•	the timing and results of our clinical trials, research and development projects;
•	our future cash flow and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements; and
•	our expectations regarding our financial and operating results for the year ending December 31, 2017.

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

•	changes or delays in the regulatory review and approval process;
•	our inability to adequately or timely respond to or address deficiencies identified in a CRL from the FDA;
•	delays in product introduction and marketing or interruptions in supply;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities and our marketing capabilities;
•	our inability to effectively market our products and services or obtain and maintain arrangements with our customers, partners and manufacturers;
•	our inability to obtain adequate third-party payor coverage of our marketed products;
•	our inability to effectively protect our intellectual property;
•	costs associated with future litigation and the outcome of such litigation;
•	our inability to attract and retain key personnel;
•	adverse economic and political conditions; and
•	our ability to obtain additional financing, reduce expenses or generate funds when necessary.

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

Overview

Company and Product Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is an emerging, specialty pharmaceutical company that focuses on the development and commercialization of self-administered parenteral pharmaceutical products and technologies. Our strategy is to identify new or existing approved drug formulations and apply our drug delivery technology to enhance the drug compounds and delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to help improve safety and efficacy, reduce side effects, and enhance patient comfort and adherence. Our subcutaneous injection technology platforms include the VIBEX® pressure-assisted auto injector system suitable for branded and generic injectable drugs in unit dose containers, reusable needle-free spring-action injector devices, and disposable multi-dose pen injectors for use with standard cartridges. We have a portfolio of proprietary and partnered products, including approved commercial products and several product candidates in advanced stages of development and under active FDA review. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG and Ferring.

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

We also have two gel-based products that are commercialized through our partners pursuant to licensing arrangements and make reusable, needle-free injection devices that administer injectable drugs, which are currently marketed primarily through our partner Ferring, for use with human growth hormone.

On October 10, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring to sell the worldwide rights, including certain assets, related to the ZOMAJET™ needle-free auto injector device (the “Product”) for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million payable upon  delivery of certain documentation and satisfaction of certain conditions primarily related to Product manufacturing; a third installment of $4.75 million payable upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the Product in certain territories and the final transfer of certain Product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which is expected to occur by the end of 2018.

We will continue to manufacture and supply ZOMAJET™ devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Overview of Clinical, Regulatory and Product Development Activities

We are developing XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, and submitted a 505 (b)(2) New Drug Application (“NDA”) to the FDA in December 2016. The NDA submission was accepted for standard review by the FDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target date for completion of its review by October 20, 2017.

On September 22, 2017, we received FDA labeling comments with regard to the NDA and responded to the comments on September 29, 2017. On October 11, 2017, we received a letter from the FDA stating that, as part of its ongoing review of the NDA, the FDA has identified deficiencies that preclude the continuation of the discussion of labeling and postmarketing requirements/commitments.  On October 20, 2017, we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. We are assessing the content of the CRL, including the information that may be needed to resolve the deficiencies, and intend to work closely with the FDA to determine the appropriate responses to the deficiencies noted in the CRL.

The clinical basis of our NDA submission for XYOSTEDTM included a multi-center, phase 3 clinical study (“QST-13-003”) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in adult males diagnosed with testosterone deficiency, in which positive top-line pharmacokinetic results that showed that the primary endpoint for this study was achieved.  Based upon a written response we received from the FDA related to our clinical development program for XYOSTEDTM, we conducted an additional supplemental safety study QST-15-005. The study included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including laboratory assessments, adverse events and injection site assessments.  In September 2016, we announced the successful completion of the QST-15-005 study.  The results of these two studies formed the clinical basis of our NDA submission for XYOSTEDTM and are further discussed in the “Research and Development Programs” section below.

The CRL for XYOSTEDTM identified two deficiencies related to the clinical data.  Based on findings in studies QST-13-003 and QST-15-005, the FDA is concerned that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the CRL also raised a concern regarding the occurrence of depression and suicidality.  The Company anticipates that the next step will be to request a meeting with the FDA to further evaluate the deficiencies raised and to agree upon a path forward for a potential approval of XYOSTEDTM.

We are collaborating with Teva on a VIBEX® auto injector pen containing epinephrine used for the treatment of severe allergic reactions (anaphylaxis).  Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a Complete Response Letter from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to this Complete Response Letter.  We continue to work with Teva toward a potential approval of the epinephrine auto injector pen ANDA, which remains under active review at the FDA.

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

In the first quarter of 2017, we determined we had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue upon delivery to the distributors, net of estimated returns. Accordingly, we recognized $1,297,054 in revenue for product shipped to distributors in previous periods but not previously recognized as revenue at the time of shipment, net of the returns allowance established during the first quarter of 2017. We also recognized $254,425 of related product costs in the first quarter of 2017.  The net impact of these changes resulted in a decrease to net loss of $1,042,629, or less than $0.01 per share, for the nine months ended September 30, 2017.

Results of Operations

We reported net losses of $5,452,521 and $6,120,983 for the three months ended September 30, 2017 and 2016, respectively, and $13,028,382 and $19,838,556 for the nine months ended September 30, 2017 and 2016, respectively. Net loss per share was $0.03 for the three months ended September 30, 2017 as compared to $0.04 for the three months ended September 30, 2016, and $0.08 and $0.13 for the nine months ended September 30, 2017 and 2016, respectively.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The following is an analysis and discussion of our operations for the three and nine months ended September 30, 2017 as compared to the same periods in 2016.

Revenues

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
OTREXUP®	$4,623,326	$3,904,329	$13,110,489	$11,024,394
Auto injector and pen injector devices	7,946,313	5,943,786	14,489,839	15,836,179
Needle-free injector devices and components	757,886	1,201,725	3,108,422	3,720,316
Total product sales	13,327,525	11,049,840	30,708,750	30,580,889
Development revenue	1,485,091	2,101,203	7,894,640	6,466,974
Licensing revenue	19,486	38,618	1,057,204	128,040
Royalties	220,295	289,102	815,421	850,022
Total revenue	$15,052,397	$13,478,763	$40,476,015	$38,025,925

Total revenue for the three months ended September 30, 2017 and 2016 was $15,052,397 and $13,478,763, respectively, representing an increase in total revenue of 12% on a comparative basis. Revenue for the nine months ended September 30, 2017 was $40,476,015 as compared to $38,025,925 for the nine months ended September 30, 2016, representing an increase of 6%.  The following is a detailed discussion of the components of and changes in revenue.

OTREXUP®

For the three months ended September 30, 2017 and 2016, we recognized revenue of $4,623,326 and $3,904,329, respectively, from sales of OTREXUP®, which is presented net of estimated product returns and sales allowances. The increase in revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was driven by an increase in shipments to distributors and an underlying growth in prescriptions dispensed. However, as discussed in our “Critical Accounting Policies” above, we began recognizing revenue upon delivery to distributors, net of estimated returns, in the first quarter of 2017.  Prior to the first quarter of 2017, due to lack of sufficient sales and returns history, revenue was initially deferred upon shipment to distributors and recognized based on estimated prescriptions dispensed or expiration of customer right of return.  This change in estimation and recognition method may affect the comparability of revenues on a period over period basis.

We recognized revenue of $13,110,489 and $11,024,394 from OTREXUP® sales for the nine months ended September 30, 2017 and 2016, respectively. The increase in OTREXUP® revenue for the nine months ended September 30, 2017 as compared with the same period in 2016 included the recognition of $1,297,054 in previously deferred revenue.   If we underestimate or overestimate product returns for a given period, adjustments to revenue may be necessary in future periods.

Auto injector and pen injector devices

Product sales of auto injector devices were $7,946,313 and $5,943,786 for the three months ended September 30, 2017 and 2016, respectively, and $14,489,839 and $15,836,179 for the nine months ended September 30, 2017 and 2016, respectively. We manufacture devices and sell fully assembled and packaged Sumatriptan Injection USP product to Teva.  We also sell pre-launch quantities of injector devices for use with Teva’s generic epinephrine pen, and auto injector devices for use with AMAG’s Makena® in anticipation of potential approvals and launch of these products.

The increase in auto injector product revenue for the three months ended September 30, 2017 as compared to the same period in 2016 was principally attributable to an increase in shipments of Sumatriptan Injection USP and the related profit earned under the margin sharing arrangement with Teva. Revenue from auto injector sales for the three months ended September 30, 2017 was principally attributable to sumatriptan product sold to Teva, totaling $6,400,000 including the profit sharing recognized during the quarter, and approximately $1,000,000 and $500,000 of pre-launch quantities of devices for use with Makena® and epinephrine, respectively.  Revenue for the three months ended September 30, 2016 included approximately $3,400,000 in shipments of sumatriptan product at cost, $1,400,000 in auto-injector devices for use with Makena® and $1,100,000 of pre-launch quantities of auto injector devices sold to Teva for use with their generic epinephrine product.

The decrease in product revenue from sales of auto injectors for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was a result of a significant reduction in sales of pre-launch quantities of auto-injectors for use with Teva’s generic epinephrine product. As previously discussed, Teva’s ANDA for the epinephrine auto injector is under review by the FDA and Teva is targeting a launch in early 2018. The decrease in revenue from pre-launch shipments of epinephrine auto injectors was partially offset by a significant increase in sales of Sumatriptan Injection USP, which was launched in June 2016.

Needle-free injector devices and components

Our revenue from reusable needle-free injector devices and disposable components was $757,886 and $1,201,725 for the three months ended September 30, 2017 and 2016, respectively, and $3,108,422 and $3,720,316 for the nine months ended September 30, 2017 and 2016 respectively.  These revenues were generated primarily from sales to Ferring, which sells our needle-free injector for use with its hGH products in Europe, Asia and the U.S.  We do not control our partners’ sales volume or inventory levels of our injectors and components, which can cause fluctuations in our product sales in comparative periods.

On October 10, 2017, we announced the sale of the worldwide rights related to the ZOMAJET™ needle-free auto injector device and expect the transaction to be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply ZOMAJET™ devices until the completion date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Development revenue

Development revenue typically represents amounts earned under arrangements with partners for which we develop new products on their behalf.  Frequently, we receive up-front and milestone payments from our partners that are initially deferred and recognized as revenue over a development period or upon completion of defined deliverables.  Development revenue was $1,485,091 and $2,101,203 for the three months ended September 30, 2017 and 2016, respectively, and was $7,894,640 and $6,466,974 for the nine months ended September 30, 2017 and 2016, respectively.  The increase in development revenue recognized for the nine months ended September 30, 2017 as compared to 2016 was primarily a result of increases in development activities with AMAG for the Makena® auto injector product offset by reductions in revenue for development activities with Teva in connection with the epinephrine auto injector and pen injector programs. The decrease in development revenue for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily a result of lower development revenue related to the Makena® auto injector development program with AMAG and the exenatide pen injector program with Teva.

Licensing Revenue

Licensing revenue represents amounts received from partners for the right to use certain intellectual property.  Generally, the up-front or milestone payments received were initially deferred and recognized in revenue over the license period. We recognized $19,486 and $38,618 for the three months ended September 30, 2017 and 2016, respectively and $1,057,204 and $128,040 for the nine months ended September 30, 2017 and 2016, respectively.  The significant increase in licensing revenue recognized in the nine months ended September 30, 2017 is due to the recognition of $1,000,000 in licensing fees previously received and initially deferred due to potential contractual refund rights of the customer under certain circumstances. During the second quarter of 2017, the License, Supply and Distribution Agreement with Teva for Sumatriptan Injection USP was amended such that the refund provisions relating to the licensing fee was removed.  Accordingly, we recognized the deferred revenue in income, as the license had been delivered and there were no remaining obligations related to the license granted.

Royalties

Royalty revenue was $220,295 and $289,102 for the three months ended September 30, 2017 and 2016, respectively and $815,421 and $850,022 for the nine months ended September 30, 2017 and 2016, respectively.  We receive royalties from Ferring related to needle-free injector device sales and on sales of ZOMACTONTM in the U.S., and on sales of gel-based products commercialized through partners.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total revenue	$15,052,397	$13,478,763	$40,476,015	$38,025,925
Total cost of revenue	8,522,897	8,033,721	20,359,052	22,127,560
Gross profit	$6,529,500	$5,445,042	$20,116,963	$15,898,365
Gross profit percentage	43%	40%	50%	42%

Our gross profit was $6,529,500 and $20,116,963 for the three and nine months ended September 30, 2017, respectively, as compared to $5,445,042 and $15,898,365 for the three and nine months ended September 30, 2016, respectively.  The increase in our gross profit for the nine months ended September 30, 2017 was primarily attributable to the recognition of $1,000,000 in licensing revenue previously deferred, for which there was no associated costs, the recognition of previously deferred revenue related to OTREXUP® sales, and other changes in our product revenue and cost of sales, which is summarized in the following table and discussed below.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Product sales	$13,327,525	$11,049,840	$30,708,750	$30,580,889
Cost of product sales	7,600,180	7,206,280	16,681,689	18,670,363
Product gross profit	$5,727,345	$3,843,560	$14,027,061	$11,910,526
Product gross margin percentage	43%	35%	46%	39%

Product gross profit increased in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to sales of OTREXUP® and to sales of Sumatriptan Injection USP, which is initially sold at cost to Teva, and profit recognized from the margin sharing arrangement in trailing periods.  The increase in product gross profit for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 included the $1,042,629 net impact of recognizing previously deferred revenue and related product costs for OTREXUP® as described in “Critical Accounting Policies” above, and sales of Sumatriptan Injection USP, which was launched in June 2016. These increases were offset by the reduction in epinephrine auto injector device sales and the associated cost of sales. The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses.

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

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $3,289,445 and $5,958,550 for the three months ended September 30, 2017 and 2016, respectively, and $9,535,089 and $15,554,599 for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in research and development costs on a comparative basis is primarily due to a decrease in external clinical and development costs related to XYOSTEDTM for testosterone replacement therapy. We completed clinical trials and submitted our NDA for XYOSTEDTM to the FDA in the fourth quarter of 2016. On October 20, 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM.  See further discussion of our research and development activities related to XYOSTEDTM in the “Research and Development Programs” section below.

Selling, General and Administrative

Selling, general and administrative expenses were $8,185,865 and $5,622,937 for three months ended September 30, 2017 and 2016, respectively and $23,013,130 and $20,240,635 for the nine months ended September 30, 2017 and 2016, respectively.  The overall increase in selling, general and administrative expenses was primarily attributable to an increase in sales and marketing costs associated with the preparation for a potential launch of XYOSTEDTM.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $27,433,489 and short-term investments of $9,976,984.  Our principal liquidity needs are to fund our research and development activities and for the payment of other operating expenses.   We have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations and we continue to operate primarily by raising capital.  Our primary sources of liquidity are proceeds from equity offerings and debt issuance. We believe that the combination of our current cash and cash equivalents, short-term investments, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

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

At the Market Common Stock Offering Program

On August 11, 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $30,000,000 through Cowen as our sales agent and/or principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. We are not obligated to make any sales of our common stock under the Sales Agreement and as of the date of this report we have not sold any common stock pursuant to the Sales Agreement.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development projects, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $15,482,269 for the nine months ended September 30, 2017 and $11,696,233 for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, the increase in net cash used in operating activities was primarily driven by our inventory build, changes in accounts receivable and deferred revenue, and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $10,926,425 as compared to net cash provided by investing activities of $7,617,569 for the nine months ended September 30, 2016.  The net cash outflow for the nine months ended September 30, 2017, was attributable to purchases of investment securities totaling $9,963,978 and payments for capital expenditures and patent acquisition costs, while the net cash inflow for the nine months ended September 30, 2016 was attributable to maturities of investment securities of $12,000,000, offset by payments for capital expenditures and patent acquisition costs totaling $4,278,643.

Net Cash Flows from Financing Activities

Cash flow provided by financing activities was $26,127,902 for the nine months ended September 30, 2017, and was primarily attributable to the receipt of $25,000,000 proceeds from debt issuance and $1,670,149 cash proceeds received from the exercise of stock options offset by payments of debt issuance costs and tax withholding payments in connection with settlement of share-based awards.  The net cash used in financing activities was $40,025 for the nine months ended September 30, 2016, included the receipt of $24,000 in proceeds from the exercise of stock options and $64,000 remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of September 30, 2017:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$33,706,453	$2,217,882	$12,930,373	$18,558,198	$—
Operating Lease Obligations	1,882,226	629,600	896,282	356,344	—
Total	$35,588,679	$2,847,482	$13,826,655	$18,914,542	$—

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

XYOSTEDTM (testosterone enanthate) Injection (Formerly referred to as VIBEX® QuickShot® Testosterone or “QST”).

We are developing XYOSTEDTM for self-administered weekly injections of testosterone enanthate for clinically diagnosed testosterone deficient men requiring testosterone replacement therapy.

On December 5, 2012, we conducted a pre-IND (Investigational New Drug application) meeting with the FDA as part of preparing to initiate clinical development of XYOSTEDTM, establishing an agreed upon clinical path forward.  In September 2013, we announced that the first patients were dosed in a clinical study evaluating the PK profile of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the XYOSTEDTM auto injector device in testosterone deficient adult males. The study enrolled 39 patients at nine investigative sites in the U.S.  On February 20, 2014, we announced positive top line results of this study that showed that the primary endpoint was achieved in that XYOSTEDTM treatment resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward.

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

On September 22, 2017, we received FDA labeling comments with regard to the NDA and responded to the comments on September 29, 2017. On October 11, 2017, we received a letter from the FDA stating that, as part of its ongoing review of the NDA, the FDA has identified deficiencies that preclude the continuation of the discussion of labeling and postmarketing requirements/commitments.  On October 20, 2017, we received the CRL from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. We are assessing the content of the CRL, including the information that may be needed to resolve the deficiencies, and intend to work closely with the FDA to determine the appropriate responses to the deficiencies noted in the CRL.

The CRL for XYOSTEDTM identified two deficiencies related to the clinical data.  Based on findings in studies QST-13-003 and QST-15-005, the FDA is concerned that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the CRL also raised a concern regarding the occurrence of depression and suicidality.  The Company anticipates that the next step will be to request a meeting with the FDA to further evaluate the deficiencies raised and to agree upon a path forward for a potential approval of XYOSTEDTM.

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

VIBEX® auto injector with Makena® (hydroxyprogesterone caproate injection)

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

VIBEX® auto injector with epinephrine

We, in collaboration with Teva, have developed a VIBEX® auto injector device for a product containing epinephrine. Teva is responsible for development work on the drug epinephrine, and we are responsible for development of the device.  Teva filed an ANDA for the VIBEX® epinephrine pen as a generic substitute of Mylan’s branded product, EpiPen®, which was accepted by the FDA, and amended in December 2014.  We have scaled up the commercial tooling and molds for this product and delivered pre-

launch quantities of the product in anticipation of a potential approval and launch.  However, Teva received a Complete Response Letter to its ANDA for the VIBEX® epinephrine pen from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to the FDA’s Complete Response Letter. We continue to work with Teva toward a potential approval of the epinephrine auto injector pen ANDA, which remains under active review at the FDA.

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

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar in connection with a licensing agreement with Ferring, under which certain products sold to Ferring and royalties are denominated in Euros.  Most of our product sales, including a portion of our product sales to Ferring, and our development and licensing fees and royalties are denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the periods ended September 30, 2017 was not material.

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing we obtained on June 6, 2017.  Our Term Loan, with a current outstanding principal of $25,000,000, accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The calculated prime-based variable rate was 8.75% at September 30, 2017.  An increase to the maximum interest rate of 9.50% would result in additional incremental annual interest expense of $187,500.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTEDTM; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTEDTM.  Motions for the appointment of Lead Plaintiff are due December 22, 2017.  The company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

Item 1A.	RISK FACTORS

In addition to the risk factors and other information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Operations

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

We cannot assure you that the FDA or foreign regulatory agencies will approve, clear for marketing or certify any products developed by us or our partners, on a timely basis, if at all, or, if granted, that such approval will not subject the marketing of our products to certain limits or other costly and burdensome requirements.  Such limits and requirements may include warnings, including black box warnings, limitations on the indicated use, including the applicable population, contraindications, Risk Evaluation and Mitigation Strategies, and post-approval studies and/or monitoring. The FDA or foreign regulatory authorities may not agree with the assessment by us or our clinical partners of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. On October 20, 2017, we received from the FDA the CRL for XYOSTEDTM which identified two deficiencies and indicated that the XYOSTEDTM NDA cannot be approved in its current form. We are assessing the content of the CRL, including the information that may be needed to resolve the deficiencies, which may include additional clinical trials.  We intend to work closely with the FDA to determine the appropriate responses to the deficiencies noted in the CRL.

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

Risks Related to Regulatory Matters

The CRL for XYOSTEDTM identified two deficiencies and indicated that the XYOSTEDTM NDA cannot be approved in its current form. To the extent that we are unable to resolve these deficiencies in a timely manner or at all, or if we fail to obtain, or have delays in obtaining, regulatory approvals for any of our other products and product candidates, our business, financial condition and results of operations may be materially adversely affected.

XYOSTEDTM and our other products and product candidates are subject to extensive and rigorous government regulation by the FDA and other foreign regulatory agencies. The FDA regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical and medical device products. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.

In the United States, the FDA regulates drug and device products under the Federal Food, Drug, and Cosmetic Act (FFDCA), and its implementing regulations. XYOSTEDTM, as well as other of our products and product candidates are subject to regulation by the FDA as combination products, which means they are composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of XYOSTEDTM and our other products and product candidates, the primary mode of action is attributable to the drug component of the product, which means that the Center of Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review.  Following product approval, however, our products may be subject to regulation under FDA’s drug and device requirements.

We are not permitted to market our product candidates, including XYOSTEDTM, in the United States unless and until we obtain regulatory approval from the FDA. To market the product in the United States, we must submit to the FDA and obtain FDA approval of a marketing application.  We have historically used FDA’s 505(b)(2) NDA and ANDA pathways.  A 505(b)(2) NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate.  An ANDA must be supported by studies demonstrating that the product candidate is bioequivalent to the reference listed drug, as well as extensive information regarding CMC. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the approval pathway, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate.

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

Additionally, based on the written recommendations from the FDA related to our clinical development program for XYOSTEDTM, we launched a supplemental safety study QST-15-005 with additional participants, which we completed in 2016 in support of our NDA submission for XYOSTEDTM. However, the FDA may have additional recommendations or require further trials and the timing, cost and design of any such study could negatively affect our business if we incur significant costs or delays. Products of this nature may carry with them the need to monitor safety in an on-going manner, called a Risk Evaluation Mitigation Strategy, or REMS. The REMS for testosterone products is well-defined, and a class-labeling letter has been issued to all approved testosterone replacement products that will likely include being part of a clinical outcomes trial intended to explore cardiovascular risks.

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

In December 2016, we submitted the XYOSTEDTM NDA which was accepted for filing by FDA in February 2017. On October 20, 2017, we received from the FDA the CRL for XYOSTEDTM which identified two deficiencies and indicated that the XYOSTEDTM NDA cannot be approved in its current form. We are assessing the content of the CRL, including the information that may be needed to resolve the deficiencies, which may include additional clinical trials.  We intend to work closely with the FDA to determine the appropriate responses to the deficiencies noted in the CRL.  However, there can be no assurance that we will be able to resolve these deficiencies, and, even if we resolve these deficiencies, the FDA may find that overall, the benefits of XYOSTEDTM do not outweigh the risks identified in the FDA’s CRL.

Failure to obtain, or delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of the current version of XYOSTEDTM or any products that we develop in the future;
•	adversely affect the commercialization of the current version of XYOSTEDTM or any products that we develop in the future;

•	impose additional costs on us;
•	diminish any competitive advantages that may be attained; and
•	adversely affect our ability to generate revenues.

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

Risks Related to Our Common Stock

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, clinical trial results, announcements of technological innovations or new products by us, our partners or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our quarterly operating results or the operating results of our competitors;
•	variance in our financial performance from the expectations of investors;
•	our ability to address the deficiencies identified in the CRL for XYOSTEDTM and ultimately receive product approval;
•	changes in the estimation of the future size and growth rate of our markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	failure of our products to achieve or maintain market acceptance or commercial success;
•	conditions and trends in the markets we serve;
•	changes in general economic, industry and market conditions;
•	success of competitive products and services;
•	changes in market valuations or earnings of our competitors;
•	changes in our pricing policies or the pricing policies of our competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•	changes in legislation or regulatory policies, practices or actions;
•	the commencement or outcome of litigation involving our company, our general industry or both;
•	recruitment or departure of key personnel;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	actual or expected sales of our common stock by our stockholders; and
•	the trading volume of our common stock.

In addition, the stock markets, in general, the NASDAQ Capital Market and the market for specialty pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. For example, on October 23, 2017, Randy Smith filed a complaint in the District of New Jersey on behalf of a putative class of persons who purchased or otherwise acquired Antares securities against Antares, Robert F. Apple and Fred M. Powell.  Litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

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

ANTARES PHARMA, INC.

November 7, 2017	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2017	/s/ Fred M. Powell
Fred M. Powell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)