Form 10-K
period 2017-12-31
ANTARES PHARMA, INC.
filed 2018-03-13
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017, was $459,300,000 (based upon the last reported sale price of $3.22 per share on June 30, 2017, on the NASDAQ Capital Market).

There were 156,788,986 shares of common stock outstanding as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2018 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual  report on Form 10-K are  incorporated by  reference  into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.

FORM 10-K

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations regarding sales of OTREXUP® (methotrexate) injection;
•	our expectations regarding the ability of our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), to successfully sell Sumatriptan Injection USP;
•

our expectations regarding the continued development of XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy and our ability to adequately and timely respond to and resolve the deficiencies raised in the Complete Response Letter received from the United States Food and Drug Administration (“FDA”) for XYOSTEDTM, whether any such response will be accepted by the FDA, and whether FDA approval will be received for XYOSTEDTM;

•	our expectations regarding the ability of our partner, AMAG Pharmaceuticals, Inc. (“AMAG”), to successfully launch and commercialize the Makena® auto injector product;
•	our expectations regarding continued product development with Teva, and the potential FDA approval and AB-rating, of the VIBEX® Epinephrine Pen (“epinephrine auto injector”);
•

our expectations regarding continued product development with Teva of the teriparatide disposable pen injector and exenatide disposable pen injector, and Teva’s ability to obtain FDA approval and AB-rating for each of those products;

•

our expectations about the timing and successful completion of the sale of our worldwide rights, including certain assets, for the ZOMAJET™ needle-free auto injector device product line to Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”);

•	our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the pending securities class action and derivative actions;
•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on contract manufacturers to manufacture our products;
•

our anticipated continued reliance on third parties to provide certain services for our products including logistics, warehousing, distribution, invoicing, contract administration and chargeback processing;

•	our sales and marketing plans;
•	our product development and commercialization plans regarding our other products and product candidates;
•

timing and results of our research and development projects, including clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;

•	our future cash flows and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation; and
•	other statements regarding matters that are not historical facts or statements of current condition.

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	changes or delays in the regulatory review and approval process;
•	our inability to adequately or timely respond to or address deficiencies identified in a CRL from the FDA;
•	delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
•	our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;
•	our inability to effectively protect our intellectual property;
•	costs associated with future litigation and the outcome of such litigation;
•	our inability to attract and retain key personnel;
•	our inability to obtain additional financing, reduce expenses or generate funds when necessary; and
•	adverse economic and political conditions.

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

Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to improve safety and efficacy, reduce side effects, and enhance patient comfort and adherence. Our subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and several product candidates in advanced stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva and AMAG.

We market and sell our proprietary product OTREXUP® (methotrexate) injection, which is the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

Through our commercialization partner Teva, we sell Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults.  We received FDA approval of our Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®.  Sumatriptan Injection USP is the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement.  On February 14, 2018, the FDA approved AMAG’s supplemental New Drug Application (“sNDA”) for the Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. AMAG is preparing for a launch and expects the Makena® subcutaneous auto injector to be available in the second half of March 2018. We have commenced manufacturing and supply of devices and commercial product in anticipation of the launch.

We are developing XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, and submitted a 505 (b)(2) New Drug Application (“NDA”) to the FDA in December 2016. The NDA submission was accepted for standard review by the FDA and assigned a Prescription Drug User Fee Act (“PDUFA”) target date for completion of its review by October 20, 2017. On October 20, 2017, we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in our clinical program, the FDA stated its concern that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the FDA raised concern regarding the occurrence of depression and suicidality.  On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. We intend to provide further information following the receipt of the official meeting minutes from the FDA, which is typically within 30 days of the meeting date.

We are collaborating with Teva on a VIBEX® auto injector pen containing epinephrine used for the treatment of severe allergic reactions (anaphylaxis).  Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to this CRL.  We continue to work with Teva toward a potential approval of the epinephrine auto injector pen.

Our other combination product development projects in collaboration with Teva include a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva continues to work through the regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation related to Teva’s ANDA for teriparatide, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the European Union (“EU”) prior to launch.

We also make reusable, needle-free injection devices that administer injectable drugs, which are marketed through Ferring and JCR Pharmaceuticals Co., Ltd. (“JCR”) for use with human growth hormone (hGH). On October 10, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring (the “Ferring Transaction”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to the needle-free product manufacturing, which occurred in February 2018; a third installment of $4.75 million payable to us upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the needle-free product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which is expected to occur by the end of 2018.

We will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

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

Our Product Portfolio

The following table provides an overview and brief description of our products and product opportunities:

Approved Products	Drug	Partner	Indication	Territory
OTREXUP® (methotrexate) injection	Methotrexate	None	Rheumatoid Arthritis; pJIA, Psoriasis	U.S.

Sumatriptan Injection USP (generic equivalent to Imitrex® STATdose Pen®)	Sumatriptan succinate (4mg and 6mg)	Teva	Migraines	U.S.

Makena® Auto Injector	Hydroxy-progesterone caproate	AMAG	Reduced Risk of Pre-term Birth	Worldwide

ZOMAJET™ Needle-free Injector(1)	hGH (4 mg and 10 mg)	Ferring	Growth Retardation	Worldwide

Twin-Jector® EZ II Needle-free Injector(1)	hGH	JCR	Growth Retardation	Japan

Products in Development	Drug	Partner	Indication	Territory
XYOSTEDTM (testosterone enanthate) injection	Testosterone	None	Testosterone Replacement Therapy (“TRT”)	U.S.

VIBEX® Auto Injector	Epinephrine	Teva	Anaphylaxis	U.S.

Disposable Pen Injector	Exenatide	Teva	Diabetes	U.S.

Disposable Pen Injector	Teriparatide	Teva	Osteoporosis	U.S., Europe(2)

(1)

On October 10, 2017, we entered into an asset purchase agreement with Ferring to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line. We will continue to manufacture and supply needle-free devices until the Completion Date of the transaction under the existing license and supply agreements.

(2)	Teva completed a decentralized procedure registration process in 17 countries in Europe and is awaiting patent clearance in the EU prior to launch.

Our Strategy and Market Opportunity

Our business strategy is to apply our proprietary drug delivery injection technology to new or existing approved drug formulations to enhance the drug delivery methods.  We believe this strategy offers a distinct value to patients, physicians, pharmaceutical partners and our shareholders. Our focus is primarily on the market for delivery of self-administered injectable drugs, comprised of non-biologic, small molecule drugs and biological products or biosimilars. Our patented drug delivery technologies, such as the VIBEX® QuickShot®, enable the delivery of highly viscous drug compounds through fine gauge needles.  We believe our technology platforms have potential in both the branded and generic marketplace, and that there are a large number of existing approved drugs that may benefit from an alternate route of delivery such as subcutaneous injection.

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

We and our partners have historically sought, and are in the process of seeking, FDA approval for certain product candidates primarily using the 505(b)(2) NDA or ANDA approval pathways, which are further described in the Government Regulation section below. Our technology platforms allows for device customization, which can provide multiple opportunities in both the 505(b)(2) NDA and generic market spaces. There are a large number of injectable branded products losing patent protection in the U.S. in the near term, which will be or have been subject to the ANDA pathway. By way of example, three of our potential products with our partner Teva (epinephrine auto injector, and teriparatide and exenatide in our pen technology) are being developed as generic versions of the branded products.  Unlike branded products which need to be detailed to a physician by a sales force, a generic product with an AB rating may be substitutable at the pharmacy in lieu of the branded product affording a potentially low cost, high market penetration generic product.

Many pharmaceutical companies continue to focus on the development of important chronic care products and therapies that can be administered only by injection. We believe that many of these injectable drugs that are currently under development may eventually be administered by self-injection once they reach the market. Our belief is supported by the ongoing effort to reduce hospital and institutional costs by early patient release, and the gathering momentum of new classes of drugs that require injection. Additionally, major pharmaceutical companies market directly to consumers and encourage the use of innovative, user-friendly drug delivery systems, offering patients an ability to self-inject products at home. We believe the patient-friendly attributes of our injection technologies meet these market needs.

We believe that many injectable products currently offered in vials could be replaced with user-friendly auto injectors promoting better compliance and improvement in dose accuracy.  Several manufacturers of injectable products have introduced convenient alternatives to vials, such as prefilled syringes and injector systems, and an increasing proportion of people who self-administer drugs are transitioning to prefilled syringes and other injector systems when offered. We believe that our advanced drug delivery systems can result in improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence.

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

According to the February 2017 report Injectable Drug Delivery Market by MarketsandMarkets, it is estimated that the global injectable drug delivery market will grow to $624.5 billion by 2021, representing a compounded annual growth rate of 11.5% from 2016 - 2021.  This expected growth is attributable to several factors, including label expansion for approved products, increasing the patient pool for such products, a pipeline of injectable medications at various stages of clinical development, and the increasing incidence of certain diseases that will necessitate the utilization of injectable medications.

Our Competitive Strengths

We have a proven business model of applying our patented drug delivery injection technology to new and existing therapeutic products.  We believe our management team has unique knowledge of, and experience in the drug/device combination product space, and in identifying new product candidates that could potentially benefit from our device technology platforms.  We believe our business model for developing and commercializing proprietary and partnered products has been validated by the FDA approvals of our NDA for OTREXUP and our ANDA for Sumatriptan Injection USP, and the commercialization of those products, as well as the FDA approval of AMAG’s sNDA for the Makena® auto injector utilizing our VIBEX® QuickShot® technology.

We strive to protect and enhance the proprietary technologies that we believe are important to our business and rely on know-how and continuing technological innovation to develop, strengthen, and maintain our competitive position. When appropriate, we have obtained, or seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  These patents consist primarily of design, formulation and method-of-use patents. Our intellectual property portfolio includes numerous patents and additional patent applications pending in the U.S. and other countries.  Our patents have expiration dates ranging from 2019 to 2035. In addition to the patents and patent applications, we rely on trade secret protection in all of our technologies and strive to preserve confidentiality of those trade secrets and inventions.

Our Technology and Product Platforms

We are leveraging our experience in device technologies to enhance the product performance of established drugs as well as new drugs in development. Our current portfolio includes the VIBEX® and the VIBEX® QuickShot® disposable pressure assisted auto injection systems, and disposable pen injection systems.

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

Pressure assisted auto injection is a form of parenteral drug delivery that continues to gain acceptance among the medical and patient community. Encompassing a wide variety of sizes and designs, this technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the subcutaneous tissue. We have designed disposable, pressure assisted auto injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, migraine headaches, testosterone deficiency and maternal health.   Our proprietary VIBEX® disposable auto injector systems combine a spring-based power source with a shielded needle, which delivers the needed drug solution subcutaneously or intramuscularly.

In order to minimize the anxiety and perceived pain associated with injection-based technologies, the VIBEX® system features a triggering collar that shields the needle from view. The patented retracting collar springs back and locks in place as a protective needle guard after the injection, making the device safe for general disposal. In clinical studies, this device has outperformed other delivery methods in terms of completeness of injection and user preference, while limiting pain and bleeding. We believe the key competitive advantages of the VIBEX® system include:

•	Rapid injection
•	Eliminates sharps disposal
•	Ease of use in emergencies
•	Reduces psychological barriers because the patient never sees the needle
•	Reliable subcutaneous or intramuscular injection
•	Designed around conventional pre-filled syringes

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

VIBEX® QuickShot® Auto Injectors

Our latest advancement in our proprietary line of VIBEX® auto injectors is the VIBEX® QuickShot® auto injector system, which offers a dose capacity of 1 mL or greater in a compact design. VIBEX® QuickShot® is designed to enhance performance on the attributes we believe most critical to patient acceptance, which are speed, comfort and discretion.  VIBEX® QuickShot® achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The unique design also accommodates fast injection of highly viscous drug products that less-powerful conventional auto injectors are typically unable to deliver.  Many self-injectable drugs currently marketed and in clinical development are of higher viscosity and are formulated to be administered in a 1 mL dose volume. We are developing products based on the VIBEX® QuickShot® system, including XYSOSTEDTM for delivery of testosterone as replacement therapy in men who have testosterone deficiency. Our VIBEX® QuickShot® auto injector platform is also used in the FDA-approved Makena® Auto Injector.

Disposable Pen Injector System

Our multi-dose, disposable pen injector technology complements our portfolio of single-use pressure assisted auto injector devices.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  Our disposable pen injector is designed for chronic conditions such as diabetes, which require daily injection of a product.  Depending on dosage, our pens can deliver up to thirty days of drug.  We have licensed our pen injector device technology to Teva for two potential products: an exenatide multi-dose pen for the treatment of diabetes (a generic version of BYETTA®) and a multi-dose pen for the treatment of osteoporosis (a generic form of Forteo®.)

Needle-Free Injectors

Needle-free devices administer injectable drugs by using a spring to push the active ingredient in solution or suspension through a micro-fine opening in the needle-free syringe. A fine liquid stream then penetrates the skin, and the dose is dispersed into the layer of fatty, subcutaneous tissue. Needle-free injection combines proven delivery technology for molecules that require parenteral administration with a device that eliminates the part of the injection that patients dislike – the needle.  Improving patient comfort through needle-free injection may increase compliance and mitigate the problem of daily injections. However, needle-free devices may be commercially limited due to the high cost of the product and the need for consumable disposables.

On October 10, 2017, we entered into an asset purchase agreement with Ferring to sell the worldwide rights and transfer certain assets, including intellectual property, related to our needle-free injector device product line. We will continue to manufacture and supply needle-free injector devices until the completion of the transaction, which is expected to occur by the end of 2018.

Our Products and Products in Development

Approved and Marketed Products

OTREXUP® (methotrexate) injection

OTREXUP® is our proprietary combination product comprised of a pre-filled methotrexate syringe and our VIBEX® self-injection system designed to enable rheumatoid arthritis and psoriasis patients to self-inject methotrexate reliably, accurately, comfortably and conveniently at home. OTREXUP® (methotrexate) injection is the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector.  Our initial NDA, approved in October 2013, covered the 10 mg, 15 mg, 20 mg and 25 mg dosage strengths.  To date, we have received FDA approval for eight dosage strengths, including 7.5 mg, 10 mg, 12.5 mg, 15 mg, 17.5 mg, 20 mg, 22.5 mg and 25 mg of OTREXUP®.

OTREXUP® is indicated for use in adults with severe, active rheumatoid arthritis (“RA”) or children with active polyarticular juvenile arthritis (“pJIA”) who are intolerant of or had an inadequate response to first‑line therapy, including full dose non‑steroidal anti‑inflammatory agents, and adults with severe recalcitrant psoriasis.  RA is a chronic autoimmune disease, resulting in pain, stiffness, swelling, joint damage, and loss of function of the joints. According to the Arthritis Foundation, RA affects approximately 1.5 million Americans, which is almost 0.5% of the U.S. population.  The disease onset generally occurs between the ages of 30 to 60 years in women.  In men, it often occurs later in life.  pJIA is the most common rheumatic disease in childhood, and according to the Arthritis Foundation, juvenile arthritis affects nearly 300,000 children in the U.S. Methotrexate is also used to treat psoriasis, which is believed to be an autoimmune disease characterized by thick patches of inflamed, scaly skin, created by abnormal, rapid, and excessive proliferation of skin cells.  According to the American Academy of Dermatology, as many as 7.5 million Americans, or approximately 2.2% of the population suffer from psoriasis.

Methotrexate is considered the first-line disease modifying anti-rheumatic drug (“DMARD”) prescribed to patients with RA according to the Johns Hopkins Arthritis Center.  Methotrexate is usually started at 7.5 mg, 10 mg or 15 mg given orally, once-a-week, and titrated up for greater therapeutic effect, or until the patient incurs side effects.  The maximum oral dose given is generally 20 mg to 25 mg per week (8 to 10, 2.5 mg tablets given in one dose).  Studies have reported as many as 30% to 60% of patients experience gastrointestinal side effects with oral methotrexate, preventing further dose escalation or requiring discontinuation in some patients.  Also, the extent of oral absorption of methotrexate varies considerably between patients.

We believe that OTREXUP® offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug administered with a needle and syringe.  OTREXUP® provides physicians and patients a convenient, practical and virtually painless option for administering parenteral methotrexate as an alternative to proceeding directly from oral methotrexate to biologics.  Additionally, OTREXUP® is a self-contained injection device designed to minimize accidental contact with methotrexate, a hazardous drug agent. Since its launch in February 2014, OTREXUP® has been prescribed by over 3,000 physicians. Our marketing data reveals that some physicians regularly use OTREXUP® in RA patients who have experienced an inadequate response to oral methotrexate therapy for reasons of tolerability and/or efficacy.

Medac Pharma Inc. (“Medac Pharma”), a privately held pharmaceutical company, markets and sells Rasuvo®, a subcutaneous injectable methotrexate, which is a direct competitor to OTREXUP®. Competition in the methotrexate market also includes tablets and parenteral forms that are currently marketed in the U.S. by several generic manufacturers, including Teva, Pfizer, Inc. (“Pfizer”), Mylan, Inc. (“Mylan”), Hospira and Accord Healthcare.  In several European countries, Canada, and South Korea, Medac International or its licensees market methotrexate in prefilled syringes (Metoject®) and have also launched an auto injector with methotrexate in those territories.  Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, DMARDs and biologic response modifiers.  In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®).  The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate.

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

Sales and Marketing – We own the worldwide marketing rights for OTREXUP® and commercialize OTREXUP® on our own in the U.S. We have an internal commercial organization that includes approximately 50 employees directly involved in our sales efforts.  We have entered into agreements with vendors for certain commercialization services such as third-party contracting and distribution. We may enter into licensing and or additional distribution arrangements for commercialization of our products outside the U.S.

Trade – We have contracted with numerous wholesale distributors, including Cardinal, McKesson Corporation (“McKesson”) and Amerisource Bergen Corporation to distribute our OTREXUP® product to the retail pharmacies as well as the Veterans Administration and other governmental agencies.  In addition to shipping our product, the major distributors will provide inventory and sales reports as well as other services.  In exchange for these services, we pay fees to certain distributors based on a percentage of wholesale acquisition cost.

Third Party Reimbursement and Pricing – In the U.S. and elsewhere, sales of pharmaceutical products to consumers depend to a significant degree on the availability of coverage and reimbursement by third-party payers, such as government and private insurance plans. Third-party payers increasingly are challenging the prices charged for medical products and services and implementing other cost containment mechanisms. This is especially true in markets where generic options exist.  It is, and will be, time consuming and expensive for us to go through the process of maintaining or seeking reimbursement for our products from Medicaid, Medicare and private payers. Our products and those of our partners may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis, potentially resulting in contract changes with these major payers.

Third-party payers often utilize a tiered reimbursement system, which may adversely affect demand for OTREXUP® by placing it in a more expensive patient co-payment tier. Additionally, third party payers may require step edits or prior authorization. We cannot be certain that OTREXUP® will successfully be placed on the list of drugs covered by particular health plan formularies or in a more preferential position on their formularies. Third-party payers are currently demanding, and will most likely continue to demand more aggressive pricing and rebates from Antares for favorable formulary placement of OTREXUP®. Some states have also created Medicaid preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If OTREXUP® is not included on these preferred drug lists, it may be subject to prior authorization. Physicians may not be inclined to prescribe it to their Medicaid patients, and even if they do prescribe it, Medicaid may not authorize payment, thereby diminishing the potential market for OTREXUP® in this market segment.

We offer discount card programs in the form of co-pay coupons to patients for OTREXUP® in which patients covered by commercial pharmacy benefit plans receive discounts on their prescriptions. We utilize a contract service provider to process and pay claims to patients for actual coupon usage.

Similarly, in order to ensure coverage by Medicare Part D and commercial pharmacy benefit plans, we participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients.  Under these rebate programs, we pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. We also provide discounts to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs, including discounts mandated by the Veterans Health Care Act, discounted prescriptions to DoD’s Tricare retail pharmacy program, and discounts to federal grantees and safety net providers referred to as covered entities pursuant to our pharmaceutical pricing agreement with the Department of Health and Human Services and the 340B drug discount program, which is required as a condition of Medicaid coverage. Government agencies ordering under the FSS and covered entities purchase products from the wholesale distributors at the discounted price, and the wholesale distributors then charge back the difference between the current wholesale acquisition cost and the price the entity paid for the product.

Sumatriptan Injection USP

We, through our partner Teva, sell Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine headaches and cluster headache in adults.  We received FDA approval of our ANDA for the 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®, in December 2015.  We have a license, supply and distribution agreement with Teva, under which Teva is responsible for the manufacture and supply of the drug, and we manufacture the device and complete assembly and packaging of the finished product. Teva is responsible for commercialization and distribution.

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

The total U.S. retail anti-migraine market was $5.5 billion in 2017 according to Symphony Health Solutions (“Symphony”), based on whole-sale acquisition costs (“WAC”). The majority of patients who use triptans take oral tablets.  Oral drugs accounted for $4.7 billion of the total, and injectable products accounted for approximately $367 million of the total market, measured in terms of WAC. While oral triptans have benefited many migraine sufferers, they are most consistently effective when taken at a relatively early stage in the migraine attack. Studies have shown that injectable sumatriptan is more effective and rapid-acting in the treatment of migraine headache that has reached the moderate to severe level of intensity.

According to Symphony, about 7% of triptan prescriptions are currently for injectable triptans.  Sumatriptan is the only injectable triptan approved for use in the U.S.  Sumatriptan is currently available in an oral formulation, a nasal spray (Imitrex, GSK and generic) and a needleless injector (Sumavel, Astellas/Zogenix). There is extensive competition in the sumatriptan marketplace and several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex STATdose Pen®), Pfizer (Alsuma), ENDO Pharmaceuticals (Sumavel DosePro), and Sun Pharma (generic sumatriptan autoinjector) and Dr. Reddy’s Laboratories generic sumatriptan auto-injector (Zembrace SymTouch).  One company, Sandoz, Inc. (“Sandoz”) markets an authorized generic version of GSK’s Imitrex STATdose Pen®.  At least three companies, including Teva, and Fresenius Kabi have FDA approval to market injection sumatriptan in prefilled syringes, although we are not aware of any that presently market this product configuration.  Additionally, several generics manufacturers offer injectable sumatriptan in vials.

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

Makena® (hydroxyprogesterone caproate injection) Auto Injector

Makena® (hydroxyprogesterone caproate) is the only FDA approved drug indicated to reduce the risk of preterm birth in women pregnant with a single baby who have a history of singleton spontaneous preterm birth. Makena® was approved by the FDA in February 2011 as a weekly intramuscular injection, and was granted orphan drug exclusivity through February 3, 2018. Currently, Makena® is administered weekly by a healthcare professional, intramuscularly through a large-gauge needle, with treatment beginning between 16 weeks and 20 weeks and six days of gestation and continuing until 36 weeks and six days of gestation or delivery, whichever happens first.

Makena® is a progestin whose active ingredient is hydroxyprogesterone caproate (“HPC”), which is a synthetic chemical structurally related to progesterone. Progestins, such as HPC, and progesterone belong to a class of drugs called progestogens. Progestogens have been studied to reduce preterm birth and have shown varying results depending upon the subjects enrolled. The Society for Maternal Fetal Medicine Publications Committee published clinical guidelines for the use of progestogens to reduce the risk of preterm birth in the American Journal of Obstetrics and Gynecology in May 2012, which were affirmed in 2014. Preterm birth is defined as a birth prior to 37 weeks of pregnancy. According to the National Center for Health Statistics Report, in 2015, preterm births affected nearly 400,000 babies, or one of every ten infants born in the U.S. According to AMAG, revenue from Makena® grew to nearly $400 million in 2017, and the company estimates that approximately half of all eligible patients are currently treated with Makena®. While the 7-year orphan drug exclusivity expired in February 2018, AMAG does not anticipate a generic version of the intramuscular formulation of Makena® to enter the market until mid-2018.

The Makena® subcutaneous auto injector we developed in collaboration with AMAG was designed to enhance performance on the attributes we believe are most critical to healthcare providers and patient acceptance, including decreased time to administer and use of a shorter, thinner nonvisible needle for subcutaneous injection, while potentially providing an alternative to the existing intramuscular methods of administration. The development of the subcutaneous auto-injector was part of AMAG’s broader next-generation program exploring alternative injection methods, sites and formulations.

On February 14, 2018, the FDA approved AMAG’s sNDA for the Makena® subcutaneous auto injector drug-device combination product, which was designed as a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. AMAG is preparing for a launch and expects the Makena® subcutaneous auto injector to be available in second half of March 2018. We have commenced manufacturing and supply of devices and commercial product in anticipation of AMAG’s launch of the Makena® subcutaneous auto injector.

Sales, Marketing & Distribution – We have an exclusive license and development agreement with AMAG for the Makena® subcutaneous auto injector. Pursuant to this arrangement, AMAG supplies the pre-filled syringe of the drug to Antares.  Antares manufactures the device and is responsible for the assembly and packaging of the final product, which is sold to AMAG at cost plus margin.  AMAG is also responsible for commercialization and distribution of the finished product.  The agreement provides for Antares to receive high single digit to low double digit royalties on net sales of the Makena® subcutaneous auto injector as well as sales milestones. AMAG primarily sells Makena® to specialty pharmacies, specialty distributors, home infusion companies and pharmacies which, in turn, sell Makena® to healthcare providers, hospitals, government agencies and integrated delivery systems. AMAG plans to continue to offer the intramuscular formulation of Makena® and that the Makena® auto injector will be priced at parity to help ensure timely and affordable access.

Needle-Free Injectors

Our needle-free auto injector products, including the ZOMAJET™ and Twin-Jector® II, were designed to provide a needle-free means of administering human growth hormone to patients with growth retardation. We have historically sold needle-free injection devices to partners who manufacture and/or market human growth hormone directly. These partners then market our device together with their growth hormone. The device is reusable and designed to last for approximately 3,000 injections (or approximately two years) while the needle-free syringe included in the device is disposable after approximately one week when used by a patient for injecting from multi-dose vials.

On October 10, 2017 we entered into an asset purchase agreement with Ferring to sell the worldwide rights and transfer certain assets, including intellectual property, related to the needle-free injector device product line. We will continue to manufacture and supply needle-free devices until the completion of the transaction, which is expected to occur by the end of 2018.

Information about Customer and Product Concentrations

Significant customers, from which the Company derived 10% or more of its total revenue in each or any of the years in the three-year period ended December 31, 2017 include: Teva, AMAG, McKesson, AmerisourceBergen, Ferring, and LEO Pharma.  For more detail, please refer to Note 11 – Significant Customers and Concentrations of Risk in the Notes to Consolidated Financial Statements in Part II, Item 8.

The Company derived 10% or more of its total revenue, in each or any of the years in the three-year period ended December 31, 2017, from the following products: OTREXUP®, Sumatriptan Injection USP, auto injector and pen injector devices, and needle-free injector devices and components.  For more detail, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Products in Development

XYOSTED™ (testosterone) injection

XYOSTED™ (testosterone enanthate) injection is our investigational new drug in development for the treatment of testosterone deficiency in adult males. The product utilizes our next generation VIBEX® QuickShot® auto injector for self-administered weekly injections of testosterone enanthate in a preservative free formulation for clinically testosterone deficient men requiring testosterone replacement therapy (“TRT”).  The VIBEX® QuickShot® auto injector is designed specifically to provide a fast injection of highly viscous fluids such as testosterone in oil.

We submitted a 505(b)(2) New Drug Application (“NDA”) for XYOSTEDTM to the FDA in December 2016. The NDA submission was accepted for standard review by the FDA and assigned a PDUFA target date for completion of its review by October 20, 2017. On October 20, 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in our clinical program, the FDA stated its concerns that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the FDA raised concern regarding the occurrence of depression and suicidality.  On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. We intend to provide further information following the receipt of the official meeting minutes from the FDA, which is typically within 30 days of the meeting date.

The U.S. TRT market in 2017 was approximately $2.2 billion, based on WAC, according to a Symphony report.  Injectable TRT grew from $264.0 million in 2016 to $304.0 million in 2017, an increase of 15.6%. There is significant competition within the TRT market among many pharmaceutical companies including Abbvie, Inc. (formerly Abbott), Lilly, Endo, Pfizer, Sandoz, Mylan and Teva.

Topical formulation of TRT are frequently prescribed in the United States.  Not all men are able to adequately absorb the gel formulations or otherwise find them unacceptable for reasons including risks of transferring the gel to spouses or children, dissatisfaction with the application process, or suboptimal clinical results due to variability in exposure and compliance.  Injectable testosterone is an option for men with an inadequate response to transdermal therapies.

Currently, injectable testosterone is available and represents a majority of all TRT prescriptions. These injections, prescribed as a combination of a vial, needle, and syringe, are usually given deep into the muscle tissue of the buttocks with large bore needles (typically 19 gauge needles).  Injection testosterone is an esterified formulation in oil that is absorbed slowly from the muscle tissue, producing a sustained increase in serum testosterone over time, requiring repeated injections typically administered in the physician’s office every two to four weeks.  The higher doses given to facilitate less frequent injections are sometimes associated with supra-physiologic levels.  Such high levels may lead to polycythemia, a proliferation of red blood cells, which places the patient at increased risk of thrombus or clot formation leading to strokes, heart attacks, pulmonary embolism, and possibly death.   Excessive variability between peak testosterone levels occurring shortly after the injection to the lowest levels immediately preceding a dose are also associated with mood swings.

We are developing XYOSTED™, a once-weekly subcutaneous injectable testosterone product that could be conveniently self-administered at potentially lower dosages given more frequently than is generally practical with repeated visits to the physician’s office.  XYOSTED™ utilizes a small gauge needle for patient comfort.  See Research and Development below and Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of research and development for XYOSTED™ and the details of our clinical studies and results.

Competition in the U.S. testosterone replacement market includes topical solutions such as Abbvie’s Androgel® and Androgel® 1.62%,  Lilly’s Axiron®, Endo’s Fortesta® and  Testim®(and the authorized generic) and Allergan plc (“Allergan”) Androderm®.  Other forms of TRT include injectibles, such as Endo’s Aveed®, Pfizer’s Depo®-Testosterone, and several generic testosterone in oil products sold by Actavis, Sandoz, Mylan, Teva and others, as well as Testopel® pellets by Endo.  In addition, two additional oral treatments for low testosterone levels are in development. Clarus is developing an oral formulation of testosterone undecanoate, Rextoro™ and Lipocine, Inc. (“Lipocine”) is also developing an oral formulation of testosterone undecanoate, Tlando®.  Acerus Pharmaceuticals markets Natesto™, an intra-nasal testosterone.

VIBEX® with Epinephrine

We have a license, development and supply agreement with Teva for a VIBEX® injector we designed for a product containing epinephrine.  Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis. Our partner Teva filed an ANDA seeking FDA approval of the product as a generic substitute of Mylan’s branded product EpiPen®. Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to this CRL.  We continue to work with Teva toward a potential approval of the epinephrine auto injector pen.

Mylan’s EpiPen®, along with its own authorized generic of the product, continues to be the global market leader in the epinephrine auto injector market.  In December 2016, Mylan announced the availability of its lower-priced authorized generic to EpiPen®, intended to address pricing concerns of the branded version. In the U.S., according to Symphony, sales of epinephrine injection products were approximately $2.0 billion in 2017, based on WAC. There are other companies and alternative products competing in or poised to enter the market.  For example, in January 2017, CVS announced that a low-cost epinephrine auto injector option, the authorized generic for Adrenaclick® manufactured by Impax Laboratories, is available at all CVS Pharmacy locations. Kaléo announced the availability of AUVI-Q® (Epinephrine Injection, USP) Auto-Injector in the U.S. beginning in February 2017, and Adamis Pharmaceuticals announced FDA approval of its epinephrine pre-filled syringe NDA.

Disposable Pen Injector with Exenatide

We have a license, development and supply agreement with Teva for a multi-dose pen injector device for use with a generic form of BYETTA® (exenatide injection) for the treatment of diabetes.  Teva is working through the U.S. regulatory approval process for its exenatide pen using the ANDA pathway.

Exenatide, marketed as BYETTA®, is used along with diet and exercise to treat type 2 diabetes, a condition in which the body does not use insulin normally and therefore cannot control the amount of sugar in the blood.  Exenatide works by stimulating the pancreas to secrete insulin when blood sugar levels are high. Insulin helps move sugar from the blood into other body tissues where it is used for energy. Exenatide also slows the emptying of the stomach and causes a decrease in appetite. Exenatide is not used to treat type 1 diabetes, a condition in which the body does not produce insulin and therefore cannot control the amount of sugar in the blood.  Exenatide is not used instead of insulin to treat people with diabetes who need insulin.  Total gross U.S. sales of BYETTA® (exenatide) by AstraZeneca in 2017 were approximately $259 million according to Symphony. BYDUREON®, a long acting form of the medication BYETTA®, had approximately $1.04 billion in gross sales in the U.S. in 2017 based on WAC, according to Symphony.

Disposable Pen Injector with Teriparatide

We are also developing with Teva, under a license, development and supply agreement, a multi-dose disposable pen injector device with teriparatide for the treatment of osteoporosis. Teva is working toward a regulatory approval with the FDA for a generic version of Forteo® (teriparatide [rDNA origin] injection) using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

Teriparatide is used for the treatment of osteoporosis in postmenopausal women and men at increased risk of fracture and for glucocorticoid induced osteoporosis in men and women. According to Lilly’s 2017 annual report on Form 10-K, 2017 global sales of Forteo® grew to $1.75 billion, of which $965 million was recorded in the U.S. and $784 million in the rest of the world.

Research and Development

We are committed to a strong research and development program, recognizing that the development of new product offerings is critical to our future success. Our research and development efforts are focused primarily on leveraging our existing product and technology platforms by broadening their applications for use in other drug/device combination products, as well as exploring new pharmaceutical products, technologies and drug delivery methods.

Our research and development programs consists primarily of clinical, regulatory, formulation development, engineering, device development and commercial development activities for our current products, next generation versions of current products, and new proprietary and partnered products and technologies in development.  Our internal research and development team works with external consultants, industry experts, physicians and other medical personnel in an effort to drive a robust product development pipeline. We also have a business development team that actively seeks and evaluates product opportunities and business alliances. In addition, our clinical, quality and regulatory teams are committed to verifying and maintaining the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies.

We have several products at various stages of development as highlighted in our “Products in Development” section above.  For a discussion of amounts we have spent on research and development activities, see Research and Development in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a discussion of our significant research and development programs.

XYOSTED™ (testosterone) injection.  We are developing XYOSTED™ for self-administered weekly injections of testosterone enanthate in a preservative-free formulation indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired.)

In December 2012, we conducted a pre-IND (Investigational New Drug application) meeting with the FDA as part of preparing to initiate clinical development of XYOSTEDTM, establishing a path forward.  In September 2013, we announced that the first patients were dosed in a clinical study evaluating the pharmacokinetic (“PK”) profile of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via the XYOSTEDTM auto injector device in adult males with testosterone deficiencies associated with hypogonadism and hypogonadotropic hypogonadism. The study enrolled 39 patients at nine investigative sites in the U.S.  In this study, we showed that either dose of XYOSTEDTM resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Patients on the 100 mg dose often had maximum serum concentrations above the FDA recommended range, whereas patients dosed with 50 mg often had levels returning to baseline between doses.

In November 2014, the last patient was enrolled in a 52-week single arm dose-blinded, concentration controlled multiple-dose, phase III study (QST-13-003) to evaluate the efficacy and safety of XYOSTEDTM administered subcutaneously once each week to testosterone-deficient adult males.  Patients enrolled in this study had a documented diagnosis of hypogonadism and testosterone deficiency defined as having testosterone levels below 300 ng/dL.  The study included a screening phase, a treatment titration (efficacy) phase and an extended treatment phase.  One hundred fifty patients were enrolled in this study.  Patients meeting all eligibility criteria were assigned to receive a starting dose of XYOSTEDTM once weekly for six weeks.  Adjustments to dose could be made at week seven based upon the week six pre-dose blood level.  The testosterone levels and dose adjustment to regulate testosterone levels were evaluated after 12 weeks of treatment.

The study evaluated the pharmacokinetics of testosterone at the week 12 endpoint relative to the registration endpoints required by the FDA: (i) the primary endpoint of at least 75% of all patients’ Cavg are within the range of 300 to 1100 ng/dL, with a lower limit of a 95% 2-sided confidence interval of greater than or equal to 65%, (ii) the major secondary endpoint for Cmax of at least 85% of patients’ Cmax be less than 1500 ng/dL and no more than 5% of patients have a Cmax greater than 1800 ng/dL. The primary endpoint of Cavg range of  300 to 1100 ng/dL in the population that received one or more doses of XYOSTED™ was met by 139 out of 150 patients, equating to 92.7% with a 95% confidence interval of 87.3% to 96.3%.  Among the 137 patients that completed all 12 weeks of dosing and PK sampling, 98.5% were within the pre-defined range.  The results for the Cavg and Cmax endpoints are summarized in the table below.

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

Overall, the regimen demonstrated a mean (± standard deviation) steady state concentration of testosterone of 553.3 ± 127.3 ng/dL at 12 weeks.  Participants in the study remained on XYOSTED™ and were followed for an additional 40 weeks for the collection of safety data.  In October 2015, the last patient in study QST-13-003 received their week 52 treatment, which marked the end of the treatment phase of this study.

In March 2016, we reported the complete results of study QST-13-003. The safety population, defined as patients who received at least one dose of study drug, was comprised of 150 patients.  The most common treatment-emergent adverse events (TEAE’s) (incidence ≥5%) in this phase III study, irrespective of relationship to the study drug, were increased hematocrit, hypertension, increased prostate-specific antigen, upper respiratory tract infection, sinusitis, injection site bruising and headache. Serious adverse events (SAE’s) reported included one case each of worsening depression, vertigo and suicide.  None of the SAE’s were considered to be related to the study drug by the investigators, however the Company determined that the case of suicide could not be ruled out as potentially being related to study drug, as depression is a labelled adverse event for testosterone products.  There have been no reported adverse events consistent with urticaria (hives), pulmonary oil micro embolism (POME), anaphylaxis or major adverse cardiovascular events in this study.

In June 2015, we finalized and submitted the protocol for a second phase III study (“QST-15-005”) to increase the number of patients evaluated for safety through 26 weeks, and in August 2015, the first patients were enrolled in the study.  QST-15-005 was a dose-blind, multiple-dose, concentration-controlled 26-week supplemental safety and pharmacokinetic study of XYOSTED™, which included a screening phase, a treatment titration phase, and a treatment phase for evaluation of safety and tolerability assessments including vital signs, laboratory assessments, adverse events and injection site assessment. The primary objective was to study the safety of XYOSTED™ administered subcutaneously once each week to adult males with hypogonadism. Patients meeting all eligibility criteria were assigned to receive 75 mg of XYOSTED™ once weekly for six weeks.  According to the protocol, adjustments to dose could be made at week seven based upon the week six Ctrough value.  XYOSTED™ was provided to clinical sites at dosage strengths of 100 mg, 75 mg and 50 mg to be utilized in dose titration.

In early November 2015, enrollment was complete in study QST-15-005. The safety population, defined as patients who received at least one dose of the study drug, consisted of 133 patients dosed with XYOSTED™.  In June 2016, the last patient had completed treatment under QST-15-005, and in September 2016 we announced the results of the study. The most common adverse reactions (incidence ≥5%) in the QST-15-005 study were increased hematocrit, upper respiratory tract infection and injection site ecchymosis. There were four patients with treatment emergent SAE’s, which included one patient with transient visual impairment determined not to be drug related, one patient with appendicitis that was not drug related and one patient with deep vein thrombosis (DVT).  The investigator attributed DVT as possibly drug related, which is consistent with testosterone class label warnings.  The fourth patient had multiple hospitalizations related to septic arthritis and coronary artery disease, with a complicated clinical course post-angioplasty. These multiple reported events from the fourth patient were deemed not to be drug related, as he had worsening angina prior to enrolling in the study.  There were no reported adverse events consistent with urticaria, POME or anaphylaxis.  The safety data collected also included an assessment of pain.

Based upon the completion of our clinical and development work and the results of the studies detailed above, we submitted a 505(b)(2) New Drug Application for XYOSTED™ with the FDA in December 2016. The NDA submission was accepted for standard review by the FDA and assigned a PDUFA target date for completion of its review by October 20, 2017.

On October 11, 2017, we received a letter from the FDA stating that, as part of its ongoing review of the NDA, the FDA had identified deficiencies that preclude the continuation of the discussion of labeling and postmarketing requirements/commitments.  On October 20, 2017, we received the Complete Response Letter from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in studies QST-13-003 and QST-15-005, the FDA stated its concern that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the FDA raised a concern regarding the occurrence of depression and suicidality.

Following the receipt of the CRL for XYOSTEDTM, we prepared a comprehensive briefing document, which was submitted to the FDA on December 21, 2017 along with a written request for a Type A meeting. A Type A meeting is a formal meeting requested by a sponsor within three months after an FDA regulatory action for purposes of discussing post-CRL activities. On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. We intend to provide further information following the receipt of the official meeting minutes from the FDA, which is typically within 30 days of the meeting date.

Partnered Development Projects.  We, along with our pharmaceutical partner, are engaged in research and development activities related to our VIBEX® disposable pressure assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our VIBEX® system for a product containing epinephrine and for our pen injector devices for use with generic versions of BYETTA® (exenatide) and Forteo® (teriparatide). The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly.  We expect development related to these products to continue, however, the development timelines are generally controlled by our partners and the extent of near-term and future development will be dependent on decisions made by our partners. The following is a summary of the development stages for each of the partnered products in development.

VIBEX® with epinephrine

We, in collaboration with Teva, have developed a VIBEX® auto injector device for a product containing epinephrine. Teva is responsible for development work on the drug epinephrine, and we are responsible for development of the device.  Teva filed an ANDA for the VIBEX® epinephrine pen as a generic substitute of Mylan’s branded product, EpiPen®, which was accepted by the FDA, and amended in December 2014.  We have scaled up the commercial tooling and molds for this product and delivered pre-launch quantities of the product in anticipation of a potential approval and launch.  However, Teva received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to the FDA’s CRL. We continue to work with Teva toward a potential approval of the epinephrine auto injector pen ANDA.

Exenatide disposable pen injector

We designed and produced, under a license, development and supply agreement with Teva, a multi-dose pen injector for use with a generic form of BYETTA® (exenatide injection) for the treatment of diabetes.  Teva is working through the U.S. regulatory approval process for its exenatide pen using the ANDA pathway.

Teriparatide disposable pen injector

We also designed and produced for Teva another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva is working through the U.S. regulatory approval process for a generic version of Forteo® (teriparatide [rDNA origin] injection) using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch

Manufacturing

We do not own any manufacturing facilities; we use third parties to manufacture our products and product candidates.  To the extent that we are the sponsor of a drug/device combination product or product candidate or to the extent that we are responsible for drug and device operations with regard to products or product candidates sponsored by our partners, we must ensure that the product or product candidate is manufactured in accordance with FDA’s current Good Manufacturing Practices (“cGMPs”) for drug products and FDA’s current Quality System Regulations (“QSRs”) for medical devices and equivalent provisions in the EU and elsewhere which are required as part of the overall obligations necessary, in the EU for instance, to obtain a CE-mark .  To the extent that we are only supplying the device component to one of our partners, we are responsible for compliance with QSRs. We believe that our third party manufacturers are currently in compliance with cGMPs and QSRs, to the extent applicable. Assembly and packaging of all of our products is performed by third-party service providers under our direction.  All manufacturers and suppliers are monitored and evaluated by our quality department to assess compliance with regulatory requirements and our internal quality standards and benchmarks.  We perform quality review and product release.

We utilize a range of third party manufacturers to manufacture and supply certain components, drugs, final assembly and finished product.  Below is a summary of our production, manufacturing, assembly and packaging arrangements with third parties:

•

We have contracted with Minnesota Rubber and Plastics (“MRP”), a contract manufacturing company, to manufacture and assemble our needle-free devices and certain related disposable component parts for our partners Ferring and JCR.

•

We have contracted with Phillips-Medisize Corporation (“Phillips”), an international outsource provider of design and manufacturing services, to produce clinical and commercial quantities of our VIBEX® QuickShot® auto injector device for XYOSTED™, our VIBEX® QuickShot® device for the Makena® auto injector product with AMAG, our VIBEX® epinephrine auto injector and our pen injector devices for the exenatide pen product with Teva.

•

We utilize ComDel Innovation, Inc. (“ComDel”), a provider of integrated solutions for product development, tooling, and manufacturing, to provide manufacturing services for the VIBEX® with sumatriptan product and for the teriparatide pen product with Teva.

•

We have contracted with Nypro Inc. (“Nypro”), an international manufacturing development company to supply commercial quantities of our VIBEX® pressure assisted auto injector device for our OTREXUP® and VIBEX® epinephrine products.

•	We have contracted with Pharmascience Inc. to supply commercial quantities of methotrexate pre-filled syringes for the U.S and Canadian markets for OTREXUP®.
•	We utilize Sharp Corporation (“Sharp”), an international contract packaging company, to assemble and package OTREXUP®, Sumatriptan Injection USP, and the Makena® auto injector.
•	We have identified a contract manufacturer to supply commercial quantities of pre-filled syringes of testosterone for XYOSTED™.

We also have a highly experienced quality group that works with and regularly inspects or meets with our manufacturers to review the manufacturing process for our products and to provide input on quality issues.

Collaborative Arrangements and License Agreements

We have entered into significant partnering arrangements and licensing agreements with Teva, AMAG, and other pharmaceutical partners. The following is a summary of those agreements.

Teva License, Development and Supply Agreements

In July 2006, we entered into an exclusive License, Development and Supply Agreement with Teva for an epinephrine auto injector product to be marketed in the U.S. and Canada. Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us. We received an upfront cash payment and receive a negotiated purchase price for each device sold, as well as royalties on Teva’s future sales of the product.  This agreement has been amended to provide for payment of capital equipment and other ongoing development work that was outside the scope of the original agreement.  The agreement will continue until the expiration of the last to expire patent that is filed no later than 12 months after FDA approval.  We have multiple patents that have been granted by the USPTO that cover this product, the latest of which will expire in 2033.  We have and plan to continue to file patent applications covering this product.

In December 2007, we entered into a license, development and supply agreement with Teva under which we developed and will supply a disposable pen injector for two therapeutic products: exenatide and teriparatide.  Under the agreement, we received an upfront payment and development milestones, and may receive royalties on future product sales.  This agreement has been amended numerous times and provides for payment of capital equipment and other development work that was outside the scope of the original agreement. This agreement will continue until the later of December 2017 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval, and will be automatically renewed for successive periods of two years each.  Currently the expiration date of the last to expire patent is 2035, and we have filed additional patent applications that, if granted, would expire beyond that date.

In November 2012, we entered into a license, supply and distribution agreement with Teva for an auto injector product containing sumatriptan for the treatment of migraines.  Under the agreement, we received an upfront payment and a milestone payment upon commercial launch, which occurred in June 2016.  Teva is responsible for the manufacture and supply of the drug, and we are responsible for the manufacture and supply of the device and assembly and packaging of the finished product.  We are compensated at cost for product shipment to Teva and Teva distributes the product in the U.S.  Teva also received an option for distribution rights in other territories.  In addition, net profits are split 50/50 between us and Teva.  The term of the agreement continues seven years from commercial launch, which was in June 2016, with automatic one-year renewals unless terminated sooner by either party in accordance with the terms of the agreement.

AMAG Development and License Agreement

In September 2014, we entered into a development and license agreement with Lumara Health, Inc., which was subsequently acquired by AMAG, to develop and supply an auto injector system for use with Makena®, a progestin drug (hydroxyprogesterone caproate) indicated to reduce the risk of preterm birth.  Under the agreement, we granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, and received an upfront payment for our license and development activities.  We are also entitled to milestone payments upon the achievement of pre-determined amounts of net sales of the product.

AMAG was responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, and is responsible for the manufacture and supply of the drug to be used in the product, and to market, distribute and sell the product.  We are the exclusive supplier of the auto injection system devices for the product and are responsible for the manufacture and supply of the devices and final assembly and packaging of the finished product.  Under the arrangement, we will receive payment for each device, and royalties based on the net sales of products commencing on product launch in a particular country until the product is no longer developed, marketed, sold or offered for sale in such country. The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of products and decrease after the expiration of licensed patents or where there are generic equivalents to the auto injector product being sold in a particular country.

Ferring Agreements

In January 2003, we entered into a revised License Agreement with Ferring, under which we licensed certain of our intellectual property and extended the territories available to Ferring for use of certain of our reusable needle-free injection devices to include all countries and territories in the world except Asia/Pacific. Specifically, we granted to Ferring an exclusive, royalty-bearing license, within a prescribed manufacturing territory, to utilize certain of our reusable needle-free injector devices for the field of hGH until the expiration of the last to expire of the patents in any country in the territory. We granted to Ferring similar non-exclusive rights outside of the prescribed manufacturing territory.  In 2007, we amended this agreement providing for non-exclusive rights in Asia along with other changes to financial terms of the agreement.  We receive a purchase price and a royalty for each device sold to Ferring and a royalty on their hGH sales if we meet certain product quality metrics. This agreement will remain in effect until the completion of the Ferring Transaction, as described in Part I, Item 1. Business “Overview” section above.

In September 2006, we entered into a Supply Agreement with Teva, and in December 2014, Ferring acquired the U.S. rights from Teva and assumed Teva’s obligations under the Supply Agreement.  Pursuant to the agreement, Ferring is obligated to purchase all of its delivery device requirements from us for hGH marketed in the U.S. We received an upfront cash and milestone payments and are entitled to royalty payments on net sales of hGH, as well as a purchase price for each device sold.  The original term of this agreement extended through September 2013, which was amended in May 2013 to provide for one-year automatic renewals unless terminated by either party six months ahead of the expiring term.   This agreement will remain in effect until the completion of the Ferring Transaction, as described in Part I, Item 1. Business “Overview” section above.

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

Other Agreements

We have a licensing agreement with Allergan, plc, under which we receive royalties on sales of their oxybutynin gel product Gelnique® 10%. The term of the agreement ends on the later of April 2024 or the expiration date of the last to expire patent.

We have a licensing agreement with Meda (acquired by Mylan in 2016), under which we receive royalties on sales of Elestrin®.

Proprietary Rights

When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold numerous patents and numerous additional patent applications pending in the U.S. and other countries.  Our patents have expiration dates ranging from 2019 to 2035. In addition to issued patents and patent applications, we are also protected by trade secrets in all of our technologies.

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

Seasonality of Business

We do not believe seasonality has a significant impact on our business.  However, we typically see lower OTREXUP® sales during the first quarter, which we believe is driven by the resetting of health insurance deductibles at the beginning of each year.

Competition

The pharmaceutical, medical device and biotechnology industries are intensely competitive and subject to rapid and significant technological change. We have a wide range of competitors depending upon the branded or generic marketplace, the therapeutic product category, and the product type, including dosage strengths and route of administration. Our competitors include established biotechnology development companies, specialty pharmaceutical companies, major brand name and generic manufacturers of pharmaceuticals such as Teva, Mylan, Lilly and Endo, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment.  Our competitors also include third party contract medical device design and development companies such as Scandinavian Health Ltd. (“SHL”) and Owen Mumford Ltd. (“Owen Mumford”). Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. Smaller or early stage emerging companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Industry Trends

Based upon our experience, we believe the following significant trends have important implications for the growth of our business. Recent trends in the pharmaceutical industry include merger and acquisition activity leading to further market consolidation.  In many cases, the resulting combined pharmaceutical companies are bigger and have more financial, technical and market strength and greater resources, which increases competitive pressure in the industry.

There is ongoing effort by public and private payers to reduce the cost of drugs and reduce the overall cost of health care.  There continues to be greater pressure on drug manufacturers to provide greater discounts and rebates on their products.  The drug distribution channels are complex and involve many different parties.  Recently, such channels have undergone and continue to undergo consolidation.  Drug wholesalers and retail drug chains have merged or consolidated resulting in significantly larger organizations with greater resources and bargaining power controlling multiple levels of the drug distribution network.  Consequently, pharmaceutical companies are facing increasing pressure to reduce prices.  Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to demand larger price discounts on our products. For example, there has been a recent trend of large wholesalers and retailer customers forming partnerships, such as the alliance between CVS and Cardinal Health. As a result of this consolidation among wholesale distributors as well as the growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market.

Government Regulation

Any potential products discovered, developed and manufactured by us or our collaborative partners must comply with comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing operations, quality, labeling, distribution, controlled substance security, export, import, storage, record keeping, safety and other reporting, sampling, advertising, marketing, and promotion of pharmaceutical products and medical devices. Facilities and certain company records are also subject to inspections by the FDA and comparable authorities or their representatives.

The FDA has broad discretion in enforcing the Federal Food, Drug and Cosmetic Act (“FFDCA”) and the regulations thereunder, and noncompliance can result in a variety of regulatory enforcement actions ranging from warning letters, product detentions, device alerts or field corrections to recalls, seizures, manufacturing shut downs, quarantines, refusal of the government to approve NDAs or ANDAs, or supplements to the same, clinical holds, injunctive actions, civil or criminal actions or penalties, disgorgement, adverse publicity, labeling revisions, dear healthcare provider letters, FDA debarment, exclusion from Federal healthcare programs, contract debarment or refusal of future orders under existing government contracts, consent decrees, and corporate integrity agreements.  Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Drug Approval Process

FDA approval of our own and our partners’ products is required before the products may be commercialized in the United States. Section 505 of the FFDCA describes three regulatory pathways for marketing authorization for a new drug:

•	A 505(b)(1) NDA is an application that is used for the approval of a new drug that contains full reports of investigations of safety and effectiveness.
•

A 505(b)(2) NDA is an application where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This alternate route for regulatory approval permits the applicant to rely in part upon the FDA’s findings of safety and effectiveness for previously approved products and/or published scientific literature. The FDA may then approve the new product candidate for all or some of the labeled indications for which the reference product has been approved, as well as for any new strength, dosage form, route of administration or indication sought by the 505(b)(2) applicant that is supported by new clinical data and/or published scientific literature.

•

Section 505(j) establishes an abbreviated approval process for generic versions of approved drug products through the submission of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, route of administration, and dosage form as the listed drug, which has the same labeling, performance, characteristics, and intended use as the listed drug, and has been shown to be bioequivalent to the listed drug. Limited changes to these factors are permitted in some cases but must be pre-approved by the FDA via a suitability petition. The

FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if, among other reasons, the FDA determines that it is not equivalent to the referenced listed innovator drug, if it is intended for a different use, or if it is not subject to an approved suitability petition. ANDA applicants are generally required to conduct bioequivalence testing to confirm pharmaceutical and therapeutic equivalence to the branded reference drug. Generic versions of drugs can often be substituted by pharmacists under prescriptions written for the branded reference drug, pursuant to state laws.

For both NDAs and ANDAs, the FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, safety, potency, and purity.

The following table provides a summary description of the various regulatory pathways:

	ANDA	505(b)(2) NDA	505(b)(1) NDA
Clinical Trials/Testing Required	Generally, bioequivalence.	Yes, to address potential differences between the branded reference product and the 505(b)(2) product, as well as bridging studies.	Yes, full reports of safety and efficacy.

Results in Orange Book Listed Patents	No	Yes, for novel formulations, other enhancements and new indications.	Yes

Exclusivity	Potential for 180 days against other generic filers if first generic to file a substantially complete application containing a paragraph IV certification that is lawfully maintained.

Potential for five years for a new chemical entity, or three years for new clinical investigations (other than bioavailability and bioequivalence studies) that are essential to approval of the application. Potential for 30-month stay if ANDA or 505(b)(2) applicant citing our or our partners’ product as a reference listed drug includes a paragraph IV certification.

Potential for five years for a new chemical entity, or three years for new clinical investigations (other than  bioavailability and bioequivalence  studies) that are essential to approval of the application. Potential for 30-month stay if ANDA or 505(b)(2) applicant citing our or our partners’ product as a reference listed drug includes a paragraph IV certification.

Patent Certification Required	Yes	Yes	No

Potential orphan drug designation Drug Status	No	Yes	Yes

NDA Submission

The process required by the FDA before a new drug pharmaceutical product or a change to an already approved pharmaceutical product, may be approved for marketing in the U.S. generally involves:

•	pre-clinical laboratory and animal tests;
•	submission to the FDA of an Investigational New Drug (“IND”) application, which must be in effect before clinical trials may begin;
•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication(s);

•	development of manufacturing processes to ensure the drug’s identity, strength, quality, and purity;
•	submission to the FDA of a NDA;
•	FDA compliance inspections and/or clearance of all manufacturers and facilities, as well as select clinical trial sites; and
•	FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses.

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

Once an IND is in effect, each new clinical protocol and any amendments to the protocols must be submitted to the IND for FDA review, and to the IRB for approval. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials, including clinical trial results within set timeframes.  Investigators must also provide certain information to the clinical trial sponsors to enable sponsors to make certain financial disclosures to the FDA. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational drugs for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access to investigational drugs.

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

•

Pivotal or Phase III - Adequate and well-controlled trials are undertaken in phase III in order to evaluate efficacy and safety in a comprehensive fashion within an expanded patient population for seeking approval of the new drug. Typically, two Phase III trials are required by FDA for product approval.

In addition to the above traditional kinds of data required for the approval of a NDA, the recently passed 21st Century Cures Act, provides for FDA acceptance of new kinds of data such as patient experience data, real world evidence for previously approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

In addition, under the Pediatric Research Equity Act, or PREA, a NDA or supplement to a NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Following marketing approval, sponsors may also voluntarily or be required to conduct additional studies, called Phase IV studies.  For instance, the FDA may approve a NDA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved a NDA.

The results of drug development, pre-clinical studies and clinical trials are submitted to the FDA as part of a NDA. NDAs also must contain extensive chemistry, manufacturing and control information. In most cases, the submission of a NDA is subject to a substantial application user fee. Fee waivers or reductions are available in certain circumstances.

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review. The FDA may request additional information rather than accept a NDA for filing. Once the submission is accepted for filing, the FDA’s goal is to review 90% of all applications for non-New Molecular Entities (“NMEs”), within ten months from the submission date. The FDA, however, may give a priority review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious conditions. A priority review means that the goal for the FDA is to review an application within six months of the submission date for non NMEs. These timeframes, however, are only goals, which FDA may not meet.  Moreover, the review process may also be extended if the FDA requests or the NDA sponsor otherwise provides substantial additional information or clarification regarding the submission.

The FDA may also refer drugs to advisory committees when it is determined that an advisory committee’s expertise would be beneficial to the regulatory decision-making process, including the evaluation of new technology. An advisory committee is a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

ANDA Submissions

Much like NDAs, FDA approval is required before a generic drug equivalent to a listed drug can be marketed. Generic drugs are the pharmaceutical and therapeutic equivalents of branded products, and are generally marketed under their generic (chemical) names rather than by brand names. A pharmaceutical company seeking to market a generic version of a branded drug must file a ANDA with the FDA. For ANDAs, applicants are not required to conduct complete clinical studies. Such applications, though, normally require bioavailability and/or bioequivalence studies. “Bioavailability” indicates the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of drug action. “Bioequivalence” indicates that there are no significant differences in the rate and extent to which the active ingredient or active moiety becomes available at the site of drug action, when administered at the same molar dose and under similar conditions in an appropriately designed study. Generic drug products must be bioequivalent to a drug product approved by the FDA under a NDA application, referred to as a reference listed drug.  While an IND, in many cases, is not required for bioavailability and bioequivalence testing, such studies must still be conducted in accordance with Good Clinical Practices (“GCPs”) and under the supervision of an IRB.

Like NDAs, ANDAs must be accompanied by user fees.  For generic drugs, other fees, such as fees for drug master files, program fees and fees for manufacturing facilities, also may also be required to be paid by the applicant, manufacturer, and/or drug master file holder.

Following submission of an ANDA, the FDA has 60 days to evaluate the application to determine if it is substantially complete.  If the agency finds that the application is substantially complete, it will receive the application and begin its substantive review.  As part of this substantive review, the FDA will determine whether or not the generic version submitted by the company meets the necessary approval standards, including bioequivalence to the reference listed drug, adequate chemistry, manufacturing, and controls, and manufacturing facilities and clinical study sites passing pre-approval inspections.  Under FDA’s Generic Drug User Fee Act performance goals, the FDA has the goal of reviewing and acting on 90% of standard original ANDAs within ten months of submission.  Certain factors, such as the availability of other approved drug products, certain patent certifications, and certain exclusivities, may result in an ANDA being considered to be a priority ANDA, which can result in this review time being shortened to eight months, provided that a sufficiently complete and accurate pre-submission facility correspondence is submitted to FDA two months before the ANDA submission, and information provided in this correspondence remains unchanged.

Following its completion of the review of a ANDA, the FDA will either issue an approval letter or a CRL.  If a CRL is issued, the applicant may either respond to FDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of applicants’ CRL responses within eight or ten months, depending on whether a preapproval inspection is required.  This timeframe may be shortened to six or eight months, respectively, for priority responses and provided that certain criteria are met.  Even with the applicant’s submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Upon approval, the FDA will rate generic drug products in the Orange Book.  Products meeting bioequivalence standards will typically receive an AB rating.  Under state law, such generic drug products may be able to be substituted at the pharmacy for the brand-name drug, without the intervention of the prescribing physician, unless otherwise specified by the patient or physician, Many third party payers of prescription drugs (e.g., health insurance plans, Medicare and Medicaid programs) have adopted policies to encourage the substitution of the lower-priced AB-rated generic drugs for the higher-priced branded drugs, when an AB-rated generic drug is available, as generic drugs are sold generally at prices below those of the corresponding branded products. Generic drugs may provide a cost-effective alternative for consumers, while maintaining the same active ingredient(s), dosage form, strength, route of administration, and conditions of use as the branded product.

Generally Applicable Requirements

Clinical trials for all product candidates must be conducted in accordance with GCPs.  Before approving an application the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.

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

The Hatch-Waxman Amendments, Regulatory Exclusivity, and Patent Term Extension

Orange Book Patent Listing

When a NDA is submitted to the FDA seeking approval of a drug, including a 505(b)(2) NDA, the applicant is required to list certain patents whose claims cover the applicant's product or method of use with the FDA. Upon approval of a NDA, each of the patents listed in the application for the drug is then published in the Orange Book. The Orange Book listed NDA products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.  Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires and approval will not be sought until after the patent expiration; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV patent certification. The applicant may also elect to submit a "section viii" statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. Generally, the ANDA or 505(b)(2) NDA approval cannot be made effective by FDA until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through a paragraph IV certification or if the applicant is not seeking approval of a patented method of use.

If the ANDA or 505(b)(2) applicant makes a paragraph IV certification challenging an Orange Book-listed patent, a notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers.

If the NDA holder or patent owners of the listed drug asserts an infringement of the patent in court within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from making the approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months from the receipt of the paragraph IV certification, the expiration of the patent, the settlement of the lawsuit,  a decision in the infringement case that is favorable to the applicant, or such shorter or longer period as may be ordered by a court. The ANDA or 505(b)(2) application approval also will not be made effective until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired as described in further detail below.

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

The holder of a NDA, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product or a new dosage form or route of administration, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from making the approval of any ANDA or 505(b)(2) application effective for the protected modification until after that three year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

As a general matter, because the three year exclusivity is related to the product’s changed condition only, it does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic or modified versions of the original, unmodified drug product.  Instead, three year exclusivity prohibits the FDA making the approval of subsequent ANDAs and 505(b)(2) NDAs that seek approval for that same changed condition and that reference the drug product with the three year exclusivity effective. Five year and three year exclusivity will also not delay the submission or approval of a full NDA.

In addition, an applicant submitting an ANDA to the FDA may be entitled to a 180 day market exclusivity period with respect to subsequently filed generic applications if such applicant is the first to submit a substantially complete application to FDA and whose filing includes a Paragraph IV certification that the applicable patent(s) are invalid, unenforceable and/or not infringed, obtains approval, and launches the product in the marketplace without triggering any statutory forfeiture provisions. An ANDA for a product designated as competitive generic therapy that does not otherwise have patent or exclusivity protections listed in the Orange Book and that is the first approved applicant, is also eligible for a period of 180 days of regulatory exclusivity with respect to other ANDAs.

These ANDA exclusivity periods, however, can be lost under certain circumstances.  Competitive generic therapies are products for which there is not more than one approved drug included in the Orange Book.

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity, including the non‑patent exclusivity period described above and patent protections. This six‑month exclusivity may be granted if a NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

If approved, drug products may also be eligible for periods of U.S. patent term restoration.  If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years.  The total patent life of the product with the extension also cannot exceed fourteen years from the product’ approval date.  Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval.  This period may be reduced by any time that the applicant did not act with due diligence.  Whether any of our product candidates will be eligible for patent term restoration is currently unknown.  Later, the applicable regulatory authorities may determine that we are not eligible for such restoration periods.

Depending on the drug product, other periods of regulatory exclusivity, such as orphan drug product exclusivity, may also block subsequent applicants.

Orphan Drug Designation

Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States will be recovered from United States sales. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product. This plausible hypothesis must be demonstrated to receive orphan exclusivity.  This hypothesis must be demonstrated to obtain orphan exclusivity.  Orphan drug designation provides certain benefits, such as the opportunity for grants, tax credits, application user fee waivers, and exemption from program user fees under certain circumstances.  The tax advantages, however, were recently limited in the 2017 Tax Cuts and Jobs Act.  If approved for the orphan designation, orphan designated drugs may receive seven years of exclusivity, which, subject to certain exceptions, protects the drug from FDA approval of another drug with the same principal molecular features for the same orphan indication.  FDA may, however, approve a product with the same principal molecular features for the same orphan indication during this time period, if such product is able to demonstrate clinical superiority.  Orphan exclusivity can also be lost under certain circumstances, such as the inability of the application holder to ensure sufficient quantities of the product.  Orphan drugs are also exempt from the above discussed PREA requirements.

Combination Drug/Device Regulation

Our products, our products marketed by our partners, as well as our products being developed by our partners are most often categorized as “drug-device combination products” because they contain both a drug and a device to administer the drug. To date, our and our partners’ combination products have been regulated as drug, and are therefore subject to the NDA, ANDA, sNDA, sANDA and 505(b)(2) drug approval process and regulations. Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  The device specific information is filed with FDA as part of the drug approval submission or it may be filed separately in the form of a device master file, also known as the master access file (“MAF”).  MAF is not an FDA approval submission, but is a filing that can be used to provide supporting data for our partners’ drug approval submissions.  A MAF will be reviewed by the FDA only when referenced in an approval submission.  By filing a MAF, we are able to provide information directly to the FDA, which can then be referenced by our partners in their drug approval submissions, without having to share our proprietary information directly with our partners.

Where common data elements may be part of several submissions for regulatory approval, as in the case of information supporting an injection system, a MAF filing with the FDA may be the preferred route.  A delivery device that is applicable to a variety of drug/device combination products, represents another opportunity for such a filing.  Another option would be to obtain a 510(k) premarket clearance from FDA for our delivery device as a stand-alone product. We intend to pursue such strategies as permitted by the law and as directed by the FDA either through guidance documents or discussions.

Development of a device with a specific drug likely will be handled as part of the marketing application for the drug product, which may be a NDA, ANDA, or supplemental application. Under these circumstances, the device component is only approved if the drug component is approved.

To the extent that our injectors are packaged with the drug, as part of a drug delivery system, the entire package will be subject to the requirements for drug/device combination products. These include drug manufacturing requirements, drug adverse reaction and other reporting requirements, and all of the restrictions that apply to drug labeling and advertising. Additionally, such products will also be subject to certain device requirements, including QSRs and certain device reporting requirements.  These requirements necessitate additional expenditures of time and resources, which could have a substantial adverse impact on our ability to commercialize our products and our operations.

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

There also are continuing annual user fee requirements. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register and/or self-identify their establishments with the FDA and certain state agencies and list their drug products.  Device manufacturers must also register their facilities and list the devices that they design, develop, manufacture, or import, except those subject to a drug approval.  These facilities must also pay annual registration fees. The distribution of prescription pharmaceutical product samples is also subject to the Prescription Drug Marketing Act (“PDMA”).

The FDA closely regulates the post-approval marketing and promotion of drugs and devices, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, Untitled Letters, corrective advertising and potential civil and criminal penalties, as well as liability under the civil False Claims Act, exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, debarment, and refusal of government contracts among other consequences.

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

Concurrent with clinical trials, companies must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP and QSR requirements. The FDA conducts pre-approval inspections of facilities engaged in the development, design, import, manufacture, processing, packing, testing and holding of the drugs and devices subject to NDAs and ANDAs. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients (APIs) used to formulate the drug also ordinarily undergo a pre-approval inspection. Failure of any facility to pass a pre-approval inspection will result in delayed or non-approval and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The FDA also conducts periodic inspections of drug and device facilities to assess the cGMP/QSR status of marketed products. Following such inspections, the FDA may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance for a Warning Letter. FDA guidelines also provide for the issuance of Warning Letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. Finally, the FDA could issue a Form 483 Notice of Inspectional Observations. Moreover, depending on the violation, the FDA could take more significant enforcement actions as a result of inspectional findings.  Any of the foregoing could cause us to modify certain activities identified during the inspection. If the FDA were to find serious cGMP/QSR non-compliance during such an inspection, it could take other regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. Imported API and other components needed to manufacture our products could be rejected by U.S. Customs. In respect to domestic establishments, the FDA could initiate product seizures or request or in some instances require product recalls and seek to enjoin or otherwise limit a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties, criminal prosecutions, and sanctions that include preventing that company from receiving the necessary licenses to export its products, among other consequences.

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

The active ingredient in our pending XYOSTED™ product, testosterone, is listed by the DEA as a Schedule III substance under the CSA. Consequently, if in the future XYOSTED™ is approved by the FDA, XYOSTED™ will be subject to certain regulations under the CSA. For example, certain prescription requirements must be met for the dispensing of Schedule III controlled substances both on the federal and state level.

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

In the European Union (“EU”), marketing authorizations for medicinal products can be obtained through several different procedures, principally the centralized procedure, the decentralized procedure and the mutual recognition procedure. The centralized procedure allows a company to submit a single application to the European Medicines Agency (“EMA”), which may provide a positive opinion regarding the application to the effect that it meets certain safety, quality and efficacy requirements. A centralized marketing authorization will be granted based on a positive opinion of the EMA as approved by the European Commission. It is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biologic products, and optional for certain other high technology products. The decentralized procedure allows companies to file identical applications for authorization to several EU member states simultaneously for medicinal products that have not yet been authorized in any EU member state. The competent authority of one EU member state, selected by the applicant (the Reference Member State), assesses the application for marketing authorization. The competent authorities of the other EU member states are subsequently required to grant marketing authorization for their territories on the basis of this assessment except where grounds of potential serious risk to public health require an authorization to be refused. The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized by the competent authorities in other EU member states.

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

Our Minneapolis Quality Management System has ISO 13485: 2003 certification, the medical device industry standard for our quality systems. This certification shows that our device development and manufacturing comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with compliance with the European Medical Device Directive 93/42/EC (to be replaced in 2020 by the EU Medical Devices Regulation 2017/745), enables us to affix the CE Mark (a certification indicating that a product has met EU consumer safety, health or environmental requirements) to current products and supply the device with a Declaration of Conformity. Regular surveillance audits by our notified body, British Standards Institute, are required to demonstrate continued compliance.

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

Various federal and state health care programs obligate us to report drug pricing information that is used as the basis for their  reimbursement rates for pharmacies and other health care providers, prices charged certain federal agencies and non-federal purchasers, and rebates on prescriptions paid by Medicaid and other plans.  States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information.  Some government health care programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries could expose us to sanctions, including False Claims Act liability.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. Some states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Massachusetts and Nevada require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

Although we may not provide financial assistance to Medicare patients taking drugs sold by us, the OIG has established guidelines that permit pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Healthcare Reform Act, expanded healthcare coverage within the U.S., primarily through establishment of state insurance exchanges and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, payment of an annual fee by manufacturers of branded drugs and biological products based on their share of the federal market, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. The Affordable Care Act has since been amended to repeal the individual health insurance mandate and increase manufacturers’ share of Medicare Part D prescription costs in the donut hole, and other provisions of the law may be repealed and replaced by Congress, which may greatly affect these government and third-party programs and their effect on our business.

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

The Foreign Corrupt Practices Act (“FCPA”) further prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, the U.S. In particular, in the EU the data privacy regime is regarded as stricter than in the US and the coming into force of the General Data Protection Regulation on 25 May 2018 is in broad terms more restrictive than the current EU data protection laws. EU laws restrict the export of personal data outside the EU, for instance to the US, unless certain safeguards are in place.

Third-Party Payer Coverage and Reimbursement

The commercial success of the approved products in our portfolio depends, in part, upon the availability of coverage and adequate reimbursement from third-party payers at the federal, state and private levels. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Sales of our product portfolio will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our product portfolio will be paid by health maintenance, managed care, pharmacy benefit, and/or similar healthcare management organizations, or are reimbursed by government health administration authorities, such as Medicare and Medicaid, private health coverage insurers and other third-party payers. The market for our product portfolio will depend significantly on access to third-party payers' formularies, or lists of treatments for which third-party payers provide coverage and reimbursement.

Also, third-party payers are developing increasingly sophisticated methods of controlling healthcare costs. For example, for high cost specialty drugs, third party payers have begun demanding value-based pricing in which price is linked to performance metrics.  Further, coverage and reimbursement for therapeutic products can differ significantly from payer to payer. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that adequate coverage and reimbursement will be obtained. The cost of pharmaceuticals and medical devices continues to generate substantial governmental and third-party payer scrutiny. We expect that the pharmaceutical industry will experience continued pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative and administrative proposals. Our results of operations and business could be adversely affected by current and future third-party payer policies as well as healthcare legislative and administrative reforms.

Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product portfolio and to operate profitably.

In international markets, there are health technology assessment regimes with price ceilings and supply and demand side restraints on specific products and therapies and profit controls in certain countries including the UK. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, that an adequate level of reimbursement will be available or that the third-party payers' reimbursement policies will not adversely affect our ability to sell our products profitably.

Healthcare Reform

In the United States and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that will likely affect our future operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, improve access, and improve quality. The Affordable Care Act (“ACA”), passed in 2010, provided more Americans with health care coverage while attempting to curb the growth in healthcare spending in the United States.  The legislation included reforms to patient rights and protections, rules for insurance companies, taxes, tax breaks, funding, spending, and amended other laws including the Food, Drug and Cosmetics Act. Some of the main provisions of the ACA that affected the pharmaceutical and biotechnology industry include, among others, the following:

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

Since enactment of the ACA, some of its provisions have been repealed or amended, and other provisions may be repealed and replaced by Congress.

The Drug Supply Chain Security Act imposes on manufacturers of certain pharmaceutical products obligations related to product tracking and tracing, among others.  Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier, and are required to keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers is required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, manufacturers have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen,  and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements are also imposed on other trading partners in the supply chain.

We expect that additional state and federal healthcare reform measures will be adopted in the future. Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been  recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, California recently enacted a transparency law requiring manufacturers to report drug price increases and related information, and CMS reduced the payment rate for certain hospitals purchasing outpatient drugs at the 340B program discounted price.  In 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. However, certain aspects of the proposed rule have yet to be finalized.  Similarly, 340B program guidance was finalized in early 2017 but its effective date has been deferred and the guidance may be reissued. Any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 1, 2018, we had 111 full-time employees. Of the 111 employees, 44 are primarily involved in research, development and manufacturing activities, 48 are primarily involved in commercialization and sales, with the remainder engaged in executive and administrative capacities.  Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed.

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

We incurred net losses of $16.7 million and $24.3 million for the years ended December 31, 2017 and 2016, respectively.  In addition, we had an accumulated deficit at December 31, 2017 of $270.3 million. The costs for research and development of our products, product candidates and drug delivery technologies, and certain product candidates of our partners, along with marketing and selling expenses and general and administrative expenses, have been the principal causes of our losses.  We may not ever become profitable and if we do not become profitable your investment could be harmed.

We may need additional capital in the future in order to continue our operations.

At December 31, 2017, we had cash, cash equivalents and investments of $31.6 million.  We believe the combination of our current cash and projected product sales, product development fees, license revenues, milestone payments and royalties should provide us with sufficient funds to meet our obligations and support operations through at least the first quarter of 2019.  However, we have not historically generated, and do not currently generate, enough revenue or operating cash flow to support our operations, and continue to operate primarily by raising capital through equity and debt financing arrangements. We reported net losses of $16.7 million, $24.3 million and $20.7 million, and negative cash flows from operations for each of the years ended December 31, and 2017, 2016 and 2015, respectively. To the extent additional financing is needed, the failure to raise necessary cash may require the Company to defer or delay spending related to a potential approval and launch of XYOSTEDTM, or curtail other controllable costs and discretionary spending for new research and development issues.

We have funded our operations with proceeds from borrowings under a long-term debt financing arrangement.  On June 6, 2017 we entered into a loan and security agreement with Hercules Capital, Inc. for a term loan of up to $35.0 million.  The principal balance outstanding under this loan was $25.0 million as of December 31, 2017. We may, but are not obligated to, request one or more additional advances of at least $5.0 million not to exceed $10.0 million in the aggregate, subject to the achievement of certain corporate milestones and satisfying customary conditions. We must achieve the corporate milestones and request additional advances prior to September 30, 2018, which is currently unlikely to occur.

We have also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $30.0 million. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” (the “ATM”) as defined in Rule 415 of the Securities Act of 1933, as amended. We are not obligated to make any sales of our common stock under the Sales Agreement and as of the date of this report we have not sold any common stock pursuant to the Sales Agreement.

If we do obtain additional financing or sell shares under the ATM, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted. If we are unable to obtain financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully market and sell OTREXUP®;
•	our ability to successfully develop and obtain regulatory approval for our own product candidates such as XYOSTED™, and if approved, successfully commercialize the same;
•

our and our partners’ ability to obtain regulatory approval, and where applicable to obtain an AB-rating, of partnered products including VIBEX® epinephrine, multi dose pens for use with exenatide and teriparatide, and others;

•	the success of our partners in launching and commercializing new products, such as AMAG’s Makena® auto injector, and selling our existing products such as Sumatriptan Injection USP;
•	our ability to successfully build commercial channels and sell future products if we choose not to partner the product;
•	our ability to manufacture, or have manufactured, products efficiently, at the appropriate commercial scale, and with the required quality;
•	timing of our and our partners’ development, regulatory and commercialization plans;
•	the demand for our technologies from current and future pharmaceutical partners;
•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;
•	the level of product competition and of price competition;
•	patient acceptance of our current and future products;
•	our ability to obtain reimbursement for our products from third-party payers;
•	our ability to develop additional commercial applications for our products;
•	our ability to attract and retain the right personnel to execute our plans;
•	our ability to develop, maintain or acquire patent positions;
•	our ability to control costs; and
•	general economic conditions.

We have significant outstanding indebtedness under a loan and security agreement.  If we do not have sufficient cash available to repay the outstanding indebtedness as it becomes due, or if an event of default were to occur providing Hercules Capital, Inc. the right to accelerate the outstanding balance of the loan and to take possession of some or all of our collateral securing the loan, either situation could have a materially adverse effect on our business.

In June 2017, we entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan of up to $35.0 million. The first advance of $25.0 million was funded upon the execution of the Hercules Loan Agreement on June 6, 2017, which has and will be used for working capital and general corporate purposes. Under terms of the Hercules Loan Agreement, we may, but are not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate, subject to the Company achieving certain corporate milestones prior to September 30, 2018 and satisfying customary conditions.  We can make no assurances that we will meet such corporate milestones within the specified time frame that would give us the ability to request additional advances.

The Hercules Loan Agreement is secured by substantially all of our property other than our intellectual property. The term loan accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50% and requires the payment of an additional end of term charge equal to 4.25% of the total principal amount of all advances under the loan. The term loan matures on July 1, 2022.

The Hercules Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and limitations on dividends, indebtedness, liens, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. Our business may be adversely affected by the restrictions on our ability to operate our business. The Hercules Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations, as well as indemnification rights for the benefit of the lenders. Upon the occurrence of an event of default and following any applicable cure periods, if any, a default interest rate of an additional 4.00% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

Additionally, we may be required to repay the outstanding indebtedness plus penalties immediately under the term loan if an event of default occurs under the Hercules Loan Agreement.  Under the Hercules Loan Agreement, an event of default will occur if, among other things, we fail to make payments as required under the Hercules Loan Agreement, we breach or default in the performance of any covenant or secured obligation under the Hercules Loan Agreement, a circumstance occurs that would reasonably be expected to have a material adverse effect on the Company, we become unable to pay our debts as they come due or are otherwise insolvent, we or our assets become subject to certain legal proceedings such as bankruptcy proceedings, a cross default to other indebtedness obligations of the Company in excess of $500,000, or a stop order is issued with respect to our common stock.

We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We have limited sales and marketing experience as a Company.

We launched OTREXUP® in February 2014. Although we have hired highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing pharmaceutical products on our own. In order to commercialize OTREXUP®, we have built our sales, marketing, distribution, managerial and other non-technical capabilities and have made arrangements with third parties to perform these services when needed. In January 2015, we hired sales representatives and district managers to fill our  sales territories.  We have the exclusive U.S. marketing rights to OTREXUP® for the treatment of psoriasis, however, we have limited commercial resources and may incur incremental sales and marketing costs if we choose to market OTREXUP® for the treatment of psoriasis in the U.S. and may be unsuccessful in this commercial strategy.  To the extent we rely on third parties to commercialize OTREXUP® in the future, we may receive less revenues or incur more expenses than if we had commercialized OTREXUP® ourselves. In addition, we may have limited control over the sales efforts of any third parties involved in our commercialization efforts. Regardless of whether we commercialize our products ourselves or rely on third parties, we will be responsible for compliance with FDA’s laws and regulations concerning marketing and promotion.  Should our employees or the employees of a third party fail to comply with these requirements, we may face regulatory enforcement action. If we are unable to successfully implement our sales and marketing plans and drive adoption by patients and physicians of OTREXUP® through our sales, marketing and commercialization efforts, then we may not be able to generate sustainable revenues growth from product sales which will have a material adverse effect on our business and future product opportunities. Similarly, we may not be successful in maintaining the necessary commercial infrastructure, including sales representatives, managed care, medical affairs and pharmacovigilance teams. The development of commercialization capabilities to market OTREXUP® has been and will continue to be expensive and time-consuming. As we continue to develop, maintain and grow these capabilities, we will have to compete with other pharmaceutical companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell OTREXUP® may be adversely affected.

The sale of OTREXUP® requires significant resources, and if we do not achieve the sales expected, we may lose the substantial investment made in OTREXUP®.

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

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on Cardinal to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management, and, as a result, most of our finished goods inventory is stored at a single warehouse maintained by the service provider. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. We rely on third parties to administer our drug price reporting and rebate payments, and contracting obligations under federal programs; however, we are responsible for compliance with the program requirements.  If our employees or these third-party service providers fail to comply with applicable laws and regulations, we and/or they may face regulatory or False Claims Act enforcement action.  Moreover, if these third-party service providers fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we and/or they could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

The increase in the number of competitors targeting generic and 505(b)(2) ANDA opportunities and seeking U.S. market exclusivity may adversely affect our revenues and profits.

Our ability to achieve continued growth and profitability through sales of generic pharmaceuticals is dependent on our and our partners’ continued success in challenging patents, developing non-infringing products or developing products with increased complexity to provide opportunities with U.S. market exclusivity or limited competition.

Our or our partners’ products may be eligible for periods of regulatory exclusivity.  For those products being developed using the 505(b)(2) NDA pathway, we or our partners may be eligible for three years of marketing exclusivity, provided that we or they conduct clinical trials, other than bioavailability or bioequivalence trials, that are essential to approval of the application.  This, however, is a limited exclusivity, in that it will not block full competitor NDAs and only protects the change presented by the 505(b)(2) application.  Competitors may also not refer to our or our partners’ drug products as reference listed drugs, in which case, they would not be blocked by the three-year period of exclusivity.

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

Additionally, the number of generic manufacturers targeting significant new generic opportunities with Hatch-Waxman exclusivity, or which are complex to develop, continues to increase. Additionally, many of the smaller generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. Other companies may also be developing drugs using the 505(b)(2) pathway that are substantially similar to our products and/or product candidates. The failure to successfully develop and commercialize highly complex generic and 505(b)(2) products could adversely affect our sales and profitability. For instance, to the extent that another company receives a period of regulatory exclusivity, the FDA would not make our application effective during that company’s exclusivity period.  This would delay our and our partners’ marketing of products and may prevent us or them from establishing a sufficient market share for our product.  Similarly, should another company obtain FDA approval for a pharmaceutically equivalent product to one of our product candidates, we may no longer be able to use the 505(b)(2) pathway.  In that case, it is the FDA’s policy that the appropriate submission would be an ANDA. We may, however, not be able to immediately submit an ANDA or have an ANDA approval made effective, as we could be blocked by others’ periods of patent and regulatory exclusivity protection.

The 180-day market exclusivity period is triggered by commercial marketing of the generic product or, in certain cases, by a final court decision holding the applicable patents to be invalid, unenforceable or not infringed. The 180-day exclusivity period may also be triggered by a settlement order or consent decree, or the withdrawal of the patent information by the reference listed drug sponsor.  However, the exclusivity period can be forfeited by our failure to obtain tentative approval of our product or to launch a product within a specified statutory period. The Hatch-Waxman Act also contains other forfeiture provisions that may deprive the first “Paragraph IV” filer of exclusivity if certain conditions are met, some of which may be outside our control. Accordingly, we may face the risk that our exclusivity period is triggered or forfeited before we are able to commercialize a product and therefore may not be able to exploit a given exclusivity period for specific products.

We face intense competition from companies that have greater resources and capabilities.

Many of our competitors are larger and have substantially longer experience in the development and marketing of innovative and specialty consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, for these product categories we must demonstrate to physicians, patients and third-party payers the benefits of our products relative to competing products that are often more familiar or otherwise better established. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace, we may never be able to establish a sufficient market share or we may be required to lower our prices.

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

We have entered into a license, supply and distribution agreement with Teva to distribute VIBEX® Sumatriptan, an auto injector product containing sumatriptan for the treatment of migraines.  Under our arrangement, we will manufacture the auto injector and are responsible for final assembly and packaging of the final product and Teva will manufacture and supply the drug sumatriptan and distribute and commercialize the product in the U.S. Teva also has an option for rights in other territories.

There is no guarantee that our partnership with Teva to distribute VIBEX® Sumatriptan will be successful.  Teva controls the manufacture and supply of the drug, sumatriptan, which is necessary for the production of VIBEX® Sumatriptan. If, at any time, Teva ceases to manufacture and supply us with sumatriptan or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors designed for this product to Teva.  In addition, if Teva is not able to produce sufficient supplies of the drug in accordance with cGMPs, we also will be unable to produce a finished product and we and/or Teva may be subject to regulatory enforcement action. We also rely on Teva to commercialize and distribute the product within the U.S. and if Teva is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Additionally, we may disagree with Teva on certain business strategies or its manufacturing and distribution decisions.  Such decisions by Teva may be beyond our control and may impact the success of VIBEX® Sumatriptan and we may receive less revenue than desired or expected. We have invested significant resources in the development of VIBEX® Sumatriptan, and, if our partnership with Teva is not profitable or is terminated for any reason, we may not receive a return on our investment and may suffer significant losses.

We depend on AMAG to manufacture and supply the drug and distribute and commercialize a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® worldwide.

We have entered into a license, development and supply agreement with AMAG to distribute a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena®, the Makena® Auto Injector.  AMAG is preparing for a launch and expects the device to be available in the second half of March 2018.

There is no guarantee that our partnership with AMAG will be successful.  AMAG controls the manufacture and supply of the drug, hydroxyprogesterone caproate, and has complete control over the launch and continuous commercialization and marketing of Makena® Auto Injector worldwide. If, at any time, AMAG ceases to manufacture and supply us with hydroxyprogesterone caproate or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors for this product to AMAG.  In addition, if AMAG is unable to produce sufficient supplies of the drug in accordance with cGMPs, we also will be unable to produce a finished product and we and/or AMAG may be subject to regulatory enforcement action. We will also rely on AMAG to commercialize and distribute the product worldwide and if AMAG is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Additionally, we may disagree with AMAG on certain business strategies or its manufacturing and distribution decisions.  Such decisions by AMAG may be beyond our control and may impact the success of the Makena® Auto Injector and we may receive less revenue than desired or expected.

We are also relying on AMAG to convert patients from using the current intramuscular formulation of Makena® to the subcutaneous formulation of Makena® by, in part, pricing the Makena® Auto Injector at parity to ensure timely and affordable access.  However, such decisions will be made by AMAG and may be beyond our control, which could impact the sales of the product and we may receive less revenue than desired or expected.  Further, we and AMAG are subject to potential competition regarding the a generic version of the intramuscular formulation of the drug, which presumably would be less costly for patients.  This competition could result in receiving less revenue than expected.

We rely on third parties to manufacture our and our partners’ product. If we do not develop and maintain relationships with manufacturers and/or assemblers of our and our partners’ drug/device products or product candidates, or if such third parties are unable to manufacture or supply product, or assemble and package the final products, we may be unable to successfully manufacture, assembly, package and sell our and our partners’ products, which could have a material adverse effect on our business.

We do not possess the facilities to manufacture commercial quantities of our or our partners’ drug/device combination products, including OTREXUP®,  VIBEX® Sumatriptan Injection USP, Makena® auto injectors or any other of our or our partners’ products or product candidates.   We also do not possess the facilities to manufacture clinical supplies of any product candidates.  We must contract with third parties to produce products and product candidates and to assemble and package products according to specifications and government regulations.  The future development and delivery of our and our partners’ products and product candidates depends on the capability, timely, profitable and competitive performance of these third parties.  A limited number of manufacturers exist that are capable of manufacturing our and our partners’ products and product candidates. We and our partners may fail to contract with the necessary third parties or we and our partners may contract with third parties on terms that may not be favorable to us.

Our and our partners’ contract manufacturers must comply with all applicable manufacturing requirements, including cGMPs for drug products and QSRs for medical devices.  Before approving any marketing application, FDA will inspect the product manufacturing facilities. We and/or our partners must obtain FDA approval for a product’s or product candidate’s manufacturing process and facilities to receive product marketing approval, which we and/or our partners may never obtain or may not be able to maintain. Moreover, following product approval, FDA regularly also inspects drug and device manufacturers to ensure continued compliance with FDA’s requirements.  If we or our partners are not able to obtain or maintain this approval and regulatory compliance, we and/or they would not be able to receive product approval, and commercialize and/or sell the applicable products.  Moreover, should any manufacturer fail to comply with the applicable regulatory requirements, we, our partners, and/or the manufacturer may face regulatory consequences, including enforcement actions and/or product recalls.  Additionally, use of contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint. Failure by a contract manufacturer to supply product, could have a material adverse effect on our ability to generate revenue and profit.

In addition, contract manufacturers may utilize their own technology, technology developed by us, technology developed by our partners, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology, our reliance on such contract manufacturers is increased.  Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary drug master file held by a contract manufacturer. We and/or our partners would be dependent on the contract manufacturer for the maintenance and right of reference to the drug master file.  If the contract manufacturer fails to maintain a drug master file or withdraws our or our partners’ right of reference, we and/or our partners may no longer be able to manufacture, develop, market, and sell our or our partners’ products or product candidates.  FDA approval of the new manufacturer and manufacturing site, as well as certain changes to the manufacturing process, would also be required.

We have entered into multiple commercial supply agreements with third-party manufacturers for, including, without limitation:

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

We and our partners depend on these third-party manufacturers to comply with cGMPs/QSRs enforced by the FDA and other regulatory requirements and to deliver materials on a timely basis.  To the extent that a contract manufacturer cannot deliver adequate quantities of clinical supplies, our or our partners’ product development efforts may be delayed.  To the extent that a contract manufacturer cannot deliver adequate quantities of commercial products, our commercialization efforts would be inhibited and as a result our revenue and profit may be adversely impacted.  In addition, because regulatory approval to manufacture a drug is site-specific, the FDA and other regulatory authorities will repeatedly inspect our and our partners’ current and future third-party manufacturers’ facilities for compliance with cGMPs/QSRs.  If we, our partners, or third-party manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may issue warning letters or suspend or withdraw our regulatory approval for approved or in-market products, refuse to approve any marketing applications, or refuse to allow future or current development of product candidates, among other things.  Our third-party manufacturers may also fail to pass the audits by our or our partners’ internal quality and regulatory group.  Any of these actions could delay or prevent our development of products, delay or prevent the submission of these products for regulatory approval, delay or prevent marketing approval, or result in insufficient product or product candidate quantity to support commercial demand or development.  We may also be required to replace manufacturers, which would be time consuming and expensive, and we may not be able to reach favorable agreements with or FDA approval for alternative manufacturers.  As a result, our business, financial condition and results of operations could be seriously harmed. See additional risk factors associated with manufacturing in the section “Risks Related to Regulatory Matters.”

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

The availability of our products for commercial sale depends upon our ability to procure the raw materials, components, packaging materials and finished products we need from third parties. We have entered into supply agreements with numerous third party suppliers, many of which are currently our single source for the materials necessary for certain of our products.  For example, we currently have the following single source suppliers in our supply chain for the commercial supply of OTREXUP®, Sumatriptan Injection USP and the Makena® auto injector:

•	The supplier of the active pharmaceutical ingredient (“API”) for methotrexate;
•	Pharmascience for supply of commercial quantities of methotrexate pre-filled syringes;
•	Nypro for the supply of commercial quantities of the VIBEX® auto injectors for Otrexup®;
•	ComDel for the supply of commercial quantities of the VIBEX® auto injectors for Sumatriptan Injection USP;
•	Teva for the supply of commercial quantities of the pre-filled syringes for Sumatruptan Injection USP;
•	Phillips for the supply of commercial quantities of the VIBEX® QuickShot® device for the Makena® auto injector product
•	Sharp for assembly and packaging of OTREXUP®, Sumatriptan Injection USP and Makena® auto injector; and
•

Cardinal for services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management for OTREXUP®.

If any of these third parties is unable to supply its respective component for any reason, including due to violations of the FDA’s QSR or cGMP requirements, our ability to manufacture the finished product will be adversely affected and our ability to meet the distribution requirements for any product sales of such products and the resulting revenue therefrom will be negatively affected. Accordingly, there can be no assurance that any failure in any part of our supply chain will not have a material adverse effect on our ability to generate revenue from our products which depend on third party suppliers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

To mitigate some of the short-term risk of relying on single source suppliers, we intend to build a safety stock of component and or of finished goods inventories.  However, there can be no assurance that these inventories will be adequate or that we will be able to maintain our desired level of safety stock.  Additionally, maintaining a high level of safety stock exposes us to additional risks such as excess and obsolete inventory if the sales volume of OTREXUP® or our other products do not meet our forecasts.

If we do not develop and maintain relationships with manufacturers of our device products, then we may be unable to successfully manufacture and sell our device products.

Our device manufacturing for our needle-free device has involved the assembly of products from machined stainless steel and composite components in limited quantities.  Our device manufacturing for our VIBEX® auto injector for OTREXUP® and Sumatriptan Injection USP, and our Vibex® QuickShot®  auto injector for Makena®, involves high volume production of numerous complex parts as well as assembly of those parts.  The manufacture of our device products must also comply with applicable regulatory requirements. To the extent that manufacturers do not comply with the applicable regulatory requirements, we, they, or our partners may be subject to regulatory enforcement action.

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

We rely on Nypro, Phillips and ComDel to manufacture our devices.  Any failure by our contract manufacturers to successfully manufacture the pressure assisted auto injector device in commercial quantities, be in compliance with regulatory regulations, or pass the audits by our internal quality and regulatory group or pharmaceutical partner would have a negative impact on our future revenue expectations.

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

Certain of our technologies contain a number of customized components manufactured by various third parties.  Regulatory requirements applicable to manufacturing can make substitution of suppliers costly and time-consuming and may require regulatory approval. In the event that we could not obtain adequate quantities of these customized components from our suppliers, there can be no assurance that we would be able to access alternative sources of such components within a reasonable period of time, on acceptable terms or at all.  The unavailability of adequate quantities, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of components could have a material adverse effect on our ability to manufacture and market our products. Moreover, to the extent that manufacturers do not comply with the applicable regulatory requirements, we, they, or our partners may be subject to regulatory enforcement action.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for OTREXUP®, or any of our other product candidates for which we may receive regulatory approval, their commercial success may be severely hindered.

Successful sales of our products depend on the availability of adequate coverage and reimbursement from third-party payers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. Many states use formularies to obtain supplemental Medicaid rebates in excess of those required for Medicaid coverage.  The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. To ensure sales, manufacturers often must provide multiple discounts on the same drug in the chain of distribution to the health care provider and the payer.  Further, manufacturers are required to assume responsibility for Medicare Part D prescription costs in the donut hole.  Increasingly, payors are looking for metrics and performance-based pricing to justify increased cost of therapeutic advancements.  Even if coverage is obtained, the net realization from price concessions may negatively impact our profitability.  Government health programs also impose inflation penalties which may have adverse consequences if we increase prices in the future.

Our partnered products encounter similar issues in obtaining reimbursement from third-party payers. While we are unable to control the reimbursement rate or discounts contracted with third-party payers by our partners, these rates ultimately affect our profit sharing on Sumatriptan Injection USP with Teva and royalties on products such as the Makena® Subcutaneous Auto-Injector, Elestrin® and Gelnique®.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer.

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

In the U.S. and certain other jurisdictions, companies may not promote drugs or medical devices for “off-label” uses, that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA or other foreign regulatory agencies. Under what is known as the “practice of medicine,” physicians and other healthcare practitioners may prescribe drug products and use medical devices for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications, treatments or product uses, the FFDCA and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products and medical devices by pharmaceutical and medical device companies. The FDA, the Federal Trade Commission (“FTC”), the Office of the Inspector General of the Department of Health and Human Services (“HHS-OIG”), the Department of Justice (“DOJ”) and various state Attorneys General also actively enforce laws and regulations that prohibit the promotion of off-label uses. As the sponsor of FDA approved products, we and our partners will not only be responsible for the actions of the companies but also can be held liable for the actions of employees and contractors, requiring that all employees and contractors engaging in regulated functions, such as product promotion, be adequately trained and monitored, which requires time and monetary expenditures.

If the FDA determines that a company has improperly promoted a product “off label” or otherwise not in accordance with the agency’s promotional requirements, the FDA may issue a warning letter or seek other enforcement action to limit or restrict certain promotional activities or materials or seek to have product withdrawn from the market or seize product, among other enforcement requirements.  In addition, a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid and/or government contracting, consent decrees, corporate integrity agreements, as well as potential liability under the federal False Claims Act and applicable state false claims acts. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial case law allow companies to engage in some forms of truthful, non-misleading, and non-promotional scientific speech concerning the off-label uses of their products. We have endeavored to establish and implement extensive compliance programs in order to instruct employees on complying with the relevant advertising and promotion legal requirements. Nonetheless, the FDA, HHS-OIG, the DOJ and/or the state Attorneys General, and other regulators may take the position that we are not in compliance with such requirements, and, if such non-compliance is proven, we may be subject to significant liability, including administrative, civil and criminal penalties and fines.

The failure of any of our third-party licensees to develop, obtain regulatory approvals for, market, distribute and sell their products as planned may result in us not meeting revenue and profit targets.

We partner with pharmaceutical companies, such as Teva, to develop, obtain regulatory approvals for, manufacture and sell our products and technologies along with their products. We are substantially dependent on these partners to perform their obligations under our agreements with them, in accordance with all applicable regulatory requirements.  If one or more of these pharmaceutical company partners fail to pursue  the development or marketing of, fail to perform their contractual obligations in accordance with all regulatory requirements, or are unable to receive marketing approval for our and our partners’ products as planned, our revenues and profits may not reach expectations or may decline. While we have agreements with our partners, we do not have any direct control over their activities. For instance, we may not be able to control the timing and other aspects of the development of products because pharmaceutical company partners may have priorities that differ from ours.  Therefore, commercialization of products under development may be delayed unexpectedly.  The success of the marketing organizations of our pharmaceutical company partners, as well as the level of priority assigned to the marketing of the products by these entities, which may differ from our priorities, will determine the success of the products incorporating our technologies.  Competition in this market could also force us or our partners to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability.

For example, we are currently working with Teva on four products: VIBEX® with epinephrine, VIBEX® with sumatriptan, and two pen products with exenatide and teriparatide.  While VIBEX® with sumatriptan received FDA approval, there is no assurance that development of these other products will continue or that the other three will ultimately receive FDA approval in a timely manner or at all, or if FDA approved they will be a significant revenue source for us. By way of example, Teva received a CRL for the VIBEX® epinephrine pen ANDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to this CRL.  We continue to work with Teva toward a potential approval of the epinephrine auto injector ANDA, which remains under active review at the FDA.  However, there is no guarantee that an ANDA for the epinephrine auto injector will ultimately be approved by the FDA.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity

For the year ended December 31, 2017, we derived approximately 38% of our revenue from Teva and 16% from AMAG.  In addition, we derive a significant portion of our product sales revenue from shipment of OTREXUP® to our distributors, including McKesson, which accounted for approximately 16% of total revenues in 2017.

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

None of our significant license or collaboration agreements are perpetual in nature.  Each has a specified termination date and may be terminated in advance of the termination date or renewal date by either party under different circumstances, for example a breach by us.

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

We must make choices as to the drugs that we develop on our own.  We may not make the correct choice of drug or technologies when combined with a drug, which may not be accepted by the marketplace as we expected or at all.  FDA approval processes for drugs and drugs with devices may be longer in time and/or more costly and/or require more extended clinical evaluation than anticipated.  Funds required to bring our own products to market may be more than anticipated or may not be available at all.  We have limited experience in bringing such products to market; therefore, we may experience difficulties in execution of development of internal product candidates.

If medical doctors do not prescribe our products or our partners’ products, or the medical profession or patients do not accept our products or our partners’ products, or managed care organizations do not cover our products or disadvantage them on their formularies, our ability to grow or maintain our revenues will be limited.

Our business is dependent on market acceptance of our products and those of our partners by physicians, healthcare payers, patients and the medical community. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products and those of our partners depend on many factors, including:

•	perceived safety and efficacy of our products;
•	the approved indications and claims for products, and any restrictions on the use of such products, including warnings, contraindications, restrictions, and REMS;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects in both clinical trials and commercial use;
•	availability of alternative treatments and perceived advantages/disadvantages;
•	cost effectiveness;
•	substitutability under state pharmacy laws, in the case of generic products;
•	effectiveness of our marketing strategy and the pricing of our products;

•	publicity concerning our products or competing products; and
•	third-party coverage or reimbursement for our products and those of our partners.

Even though we have received regulatory approval for OTREXUP® and other products, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any partners or international partner’s sales force;
•	the adequacy and effectiveness of our production, distribution and marketing capabilities and those of our international partners;
•	the success of competing treatments or products, including generics; and
•	the availability and extent of reimbursement from third-party payers for our products and those of our partners.

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

One of our business strategies to reduce development risk is to enter into license agreements with pharmaceutical companies covering the development, manufacture, use and marketing of our drug delivery devices with specific drug therapies. Under these arrangements, the partners typically assist us in the development of the product and sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery device with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the product or technologies for these therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies or products. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.  As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology. Moreover, our partners and licensees will be subject to many of the same regulatory risks as we are.  To the extent that they are not able to comply with the applicable regulatory requirements, or are not able to obtain or maintain regulatory product approvals, we and they may be subject to regulatory enforcement action, their performance of their obligations under their contracts with us may be inhibited, and we may not be able to realize the benefit of the relationship.

We are relying on partners such as Teva and AMAG for future milestone, sales and royalty revenue.  Our partners may fail to obtain FDA approval of a product with our technologies or may be unsuccessful in commercializing a product. Significant delays in anticipated launches of these products in development may occur.  For example, Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Due to the major nature of the CRL, Teva’s previously anticipated approval and launch was substantially delayed. There can be no assurances that the ANDA for the epinephrine pen will be approved by the FDA, or that the product will ultimately be launched. While we assist our partners in some cases in obtaining regulatory approvals and advancing new products, we depend on these partners and cannot control their decision-making or progress in achieving such goals. Any potential loss of anticipated future revenue could have an adverse effect on our business and the value of your investment.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain.

Drug development is an inherently risky and uncertain process.  Before obtaining regulatory approvals for the sale of any new product candidates, we and our partners must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product or may not be completed on schedule or at all. Likewise, we and our partners may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in the failure to obtain regulatory approvals.

The rate of patient enrollment sometimes delays completion of clinical studies for a number of reasons. For example, there is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of our products in the past. For example, patients may not enroll in clinical trials at the rate expected or patients may drop out after enrolling in the trials or during the trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP. We and our partners may also experience delays in obtaining, or we and our partners may not obtain, required initial and continuing approval of our clinical trials from institutional review boards, the FDA, or other applicable regulatory authorities. We cannot assure you that we or our partners will not experience delays or undesired results in these or any other clinical trials.  For example, the FDA may issue a CRL in response to one of our or our partners’ NDA submissions.  If a CRL is issued for any of our or our partners’ product candidates, we or our partner will be delayed in marketing that product candidate, we or our partner may need to conduct additional clinical trials, and the FDA could convene an advisory committee to obtain expert advice on issues that resulted in the CRL being issued.  Clinical trials may also be suspended, placed on hold, or terminated by us, institutional review boards, the FDA, or other applicable regulatory authorities for a number of reasons, including failure to comply with the applicable regulatory requirements, including GCPs, and issues involving subject safety.

We cannot assure you that the FDA or foreign regulatory agencies will approve, clear for marketing or certify any products developed by us or our partners, on a timely basis, if at all for any number of reasons.  For example, the FDA or foreign regulatory authorities may disagree with our or our partners’ conduct of the studies or study design, may find manufacturers or manufacturing procedures to be inadequate, may find that product candidates are not safe and effective or that they present unacceptable adverse events or risks, or may find that studies were not conducted in accordance with the applicable regulatory requirements.  Moreover, if granted, such approvals may be subject to certain limits or other costly and burdensome requirements.  Such limits and requirements may include warnings, including black box warnings, limitations on the indicated use, including the applicable population, contraindications, Risk Evaluation and Mitigation Strategies, and post-approval studies and/or monitoring. The FDA or foreign regulatory authorities may not agree with the assessment by us or our clinical partners of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. For example, on October 20, 2017, we received from the FDA a CRL for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in our clinical studies, the FDA stated its concern that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the CRL raised concern regarding the occurrence of depression and suicidality. Depending on the outcome of any actions that we must take to address the FDA’s concerns, we may not receive regulatory approval for XYOSTEDTM. Any limitation on use imposed by the FDA or foreign regulatory agencies or delay in or failure to obtain FDA approvals or clearances of products developed by us and our partners would adversely affect the marketing of these products and our ability to generate product revenue, which would adversely affect our financial condition and results of operations.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenues. We may face competition from generic products, 505(b)(2) products, full NDA products, biologics, and biosimilars.  Competition from generic and/or biosimilar products in the U.S. or other markets could result in lower cost products, which could lower our value proposition relative to that of costlier branded products and decrease the revenue we receive for our products.

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

We may seek to protect our patent rights by asserting an allegation of infringement against third parties. For instance, for any products approved via the NDA pathway, we will be required to submit certain patent information for inclusion in FDA’s Orange Book.  If third parties identify our products as reference listed drugs in any ANDA or 505(b)(2) applications, they will be required to provide patent certifications in their applications for our listed patents, and notifications to us.  In the event such third parties make paragraph IV certifications, we would be entitled to file a patent infringement lawsuit, and if that is accomplished within 45 days after receiving the notification, it would trigger a 30-month stay against FDA making the approval of the third party’s application effective.  Patent litigation is costly and time consuming and the outcome is uncertain.  There is no assurance of success with any patent litigation.  Depending on the ultimate outcome of the litigation it may have an adverse effect on results of operations and our market penetration.  For example, based on a Medac press release in January 2014, we became aware that Medac submitted a NDA to the FDA for an auto-pen containing methotrexate. On February 28, 2014, Antares sued Medac and its foreign parent, medac GmbH (together, “Medac”), in the United States District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto injector and an auto injector containing methotrexate.  In April 2015, Antares, Medac, LEO Pharma, Inc. and LEO Pharm A/S entered into a settlement agreement pursuant to which the proceedings related to Antares’ patents, as well as patent claims filed by Medac against Antares, LEO Pharma and LEO Pharma A/S, were dismissed with prejudice (the “Medac Settlement”). The settlement agreement provides for a royalty-free cross-license under the patents named in the proceedings and their families allowing the manufacture and sale of OTREXUP® (methotrexate) injection and RASUVO® in and for the U.S.

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

Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third party payers, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. While we have not had to defend against any product liability claims to date, as sales of our products increase, we may have product liability claims made against us. The risk of product liability claims may also increase if a company receives a warning letter from a regulatory or other enforcement agency. We cannot predict the frequency, outcome or cost to defend any such claims.

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

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical and medical device sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. Recalls are costly and take time and effort to administer.  A recall could also result in product liability claims by individuals and third party payers. In addition, product liability claims or other safety issues could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the European Medicines Agency (“EMA”) or the authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU member states could lead to product liability lawsuits as well.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, attacks by computer hackers, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, protected health or proprietary information, we could incur liability or damage to our reputation, and the further commercialization and development of our products and product candidates could be delayed.

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

Risks Related to Regulatory Matters

Our and our partners’ product candidates, including XYOSTEDTM, are subject to the inherent risk of product development, in that they may not receive regulatory marketing approval on a timely basis or at all.  If we or our partners fail to obtain, or have delays in obtaining, regulatory approvals for any product candidates, our business, financial condition and results of operations may be materially adversely affected.

We and our partners are not permitted to market any product candidates, including XYOSTEDTM, in the United States unless and until we or they obtain regulatory approval from the FDA. To market the product in the United States, we or our partners must submit to the FDA and obtain FDA approval of a marketing application.  We and our partners have historically used FDA’s 505(b)(2) NDA and ANDA pathways.  A 505(b)(2) NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate.  An ANDA must be supported by studies demonstrating that the product candidate is bioequivalent to the reference listed drug, as well as extensive information regarding CMC. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the approval pathway, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate.

To conduct our and our partners’ clinical and preclinical studies, we and they rely on third parties, including Contract Research Organizations and clinical trial sites to carry out the studies in accordance with the written protocol, instructions, our and our partners’ agreements with them, and the applicable regulatory requirements.  To the extent that these third parties do not carry out their responsibilities, as is required, we or our partners may need to replace them, which may take significant time, effort, and expense.  Additionally, we or our partners may be subject to regulatory enforcement action for such third parties’ actions and FDA or foreign regulatory authorities may find that the study data generated by such third parties cannot form the basis for approval of a marketing application, requiring that we or our partners conduct additional preclinical and clinical studies.

Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we or our partners could encounter problems that cause us or they to repeat or perform additional preclinical studies, CMC studies or clinical trials. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, failure to receive FDA or IRB authorization to begin a trial, negative or inconclusive results, slow or insufficient subject enrollment, failure to obtain adequate clinical supply of product candidates, and failure by us, our partners, Contract Research Organizations, and clinical trial sites to follow the applicable regulatory requirements, including GCPs.  The FDA and similar foreign authorities could also delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem a product candidate to be adequately safe and effective;
•	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we or our partners do;
•	may not approve the manufacturing processes or facilities associated with our product candidates;
•	may not agree with the pathway that we or our partners have chosen for our product candidates, requiring us to pursue more difficult approval pathways, including submitting full NDAs;
•	may find that our or our partners reliance on a reference listed drug for an ANDA or 505(b)(2) application or literature for a 505(b)(2) application is not appropriate;
•	may not agree with the design and/or implementation of our clinical and/or pre-clinical studies;
•	may require us to conduct additional clinical and/or pre-clinical studies;
•	may change approval policies (including with respect to our product candidates’ class of drugs) or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Significant delays also could shorten any periods during which we or our partners may have the exclusive right to commercialize our product candidates or allow competitors, to bring products to market before we do.

Undesirable side effects caused by any product candidate that we or our partners develop, a lack of bioequivalence for ANDA product candidates, and/or an inability to demonstrate product candidate efficacy could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or cause us or our partners  to evaluate the future of our development programs. Undesirable side effects could also interrupt, delay, or halt clinical trials.  The regulatory review and approval process is lengthy, expensive and inherently uncertain.

By example, we submitted a 505(b)(2) NDA to the FDA in December 2016 for XYOSTEDTM. The NDA submission was accepted for standard review by the FDA and assigned a PDUFA target date for completion of its review by October 20, 2017. On October 20, 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in our clinical program, the FDA stated its concerns that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the FDA also raised concern regarding the occurrence of depression and suicidality.  On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. Even if we are able to submit a response to the CRL for XYOSTEDTM, there is no guarantee that the FDA will deem XYOSTEDTM to be approvable.  Moreover, even if XYOSTEDTM  or any other product candidates are approved, they may be subject to certain limits or other costly and burdensome requirements.  For instance, the product candidates may be subject to limitations on the indicated uses for which the products may be marketed, distribution restrictions, or to other conditions of approval; may contain significant safety warnings, including boxed warnings, contraindications, and precautions; may not be approved with label statements necessary or desirable for successful commercialization; or may contain requirements for costly post‑market testing and surveillance or other requirements, including REMS, to monitor the safety or efficacy of the products.   By example, a number of testosterone products carry boxed warnings and REMS, one of which includes requirements for healthcare provider education and training, enrollment in the REMS program, and certain in-office monitoring steps, in addition to other requirements.  Other testosterone products include REMS that require that providers read certain materials to patients so that patients learn about the product risks.  Testosterone products must also include certain class-wide warnings, which we will also likely be required to have.

Failure to obtain, or delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of the current version of XYOSTEDTM or any products that we develop in the future;
•	impose additional costs on us or our partners;
•	diminish any competitive advantages that may be attained; and
•	adversely affect our or our partners’ ability to generate revenues.

Moreover, the reference listed drugs for our or our partners’ product candidates will impact our or our partners’ ultimate product approvals.  By example, the labels for our or our partners’ product candidates, in the case of ANDA products will, and in the case of 505(b)(2) NDA products may include the same warnings, precautions, limitations, and other safety information as the reference listed drugs.  Any future actions or inquiries by the FDA with respect to the reference listed drug may require that we or our partners make changes to our labeling, change or abandon development programs that rely on such reference listed drugs, or, possibly, withdraw the product from the market.  Any of the foregoing may impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We, or our licensees, may incur significant time and costs seeking approval for our products, which could delay the realization of revenue and, ultimately, decrease our revenues from such products.

The design, development, testing, manufacturing and marketing of pharmaceutical compounds and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries.  The approval process is generally lengthy, expensive and subject to unanticipated delays.  Currently we, along with our partners, are actively pursuing marketing approval for a number of products from regulatory authorities in the U.S. and other countries for products developed internally and pursuant to our license agreements.  In the future we, or our partners, may need to seek approval for significant changes to existing products or for newly developed products.  Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by our partners or us.

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

We are developing our own combination products such as XYOSTED™ (testosterone) as well as injection devices for use with our partner’s drugs.  The regulatory path for approval of such combination products may be subject to review by several centers within the FDA and although precedent and guidance exists for the requirements for such combination products, there is no assurance that the FDA will not change what it requires or how it reviews such submissions.  Human clinical testing may be required by the FDA in order to commercialize these products and devices and there can be no assurance that such trials will be successful. Such changes in review processes or the requirement for clinical studies could delay anticipated launch dates or be at a cost which makes launching the product or device cost prohibitive for ourselves or our partners. Such delay or failure to launch these products or devices could adversely affect our revenues and future profitability.

We and our partners’ product candidates may also be subject to additional regulatory review.  By example the product candidates will be reviewed by different offices within FDA to ensure that the drug labeling adequately discloses all relevant information and risks.  Additionally, the instructions for use for the product candidates will be reviewed for accuracy, ease of use and educational requirements.  These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions.  Such reviews and requirement may extend the time necessary for the approval of drug-device combinations.

Our business and product development may also be adversely affected by the result and timing of the FDA’s review of Teva’s ANDA for its epinephrine product and exenatide and teriparatide pen products as we cannot market or sell our injector for use with these drug products in the U.S. until they have been approved by the FDA. Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Due to the major nature of the CRL, Teva’s previously anticipated launch date was substantially delayed.

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

Many of our and our partners’ drug/device combination product candidates may be developed via the 505(b)(2) or the ANDA route. Both the 505(b)(2) and ANDA regulatory pathways are continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we or our partner potentially submit a NDA or ANDA. Based on evolving regulatory policies, we or our partners may not be able to use the 505(b)(2) or ANDA pathways in the future, requiring that we or they pursue the costlier and time consuming 505(b)(1) full NDA pathway.  Moreover, any FDA intervening approvals of drug products that are the same or similar to our or our partners’ product candidates could impact the approval of such product candidates.   By example, should FDA approve a product that is pharmaceutically equivalent to one of our or our partners’ 505(b)(2) NDA product candidates before we or they submit a marketing application, we or they would be required to change the marketing application to an ANDA application.  Similarly, should FDA approve a product that is more similar to any of our or our partners’ ANDA product candidates than the current reference listed drug, we or our partners may be required to change the reference listed drug for the ANDA.  Either of these scenarios could require additional development work, and clinical or preclinical studies.  FDA intervening approvals could also delay the timeframe within which we or our partners may submit product applications to FDA or within which FDA may make approvals of such applications effective, due to periods of patent protections and regulatory exclusivities for the newly approved product. Because the FDA cannot disclose whether such predicate product(s) is under development or has been submitted at any time during another company’s review cycle, we would not know whether there are any intervening products or applications until such product or application is approved.

Drug delivery systems such as injectors are reviewed by the FDA and may be legally marketed as a medical device or may be evaluated as part of the drug approval process.   Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established the Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  We or our partners may seek approval for a product including an injector and a generic pharmaceutical by filing an ANDA claiming bioequivalence and the same labeling as a comparable referenced product or as a filing under Section 505(b)(2) if there is an acceptable reference product.  In reviewing the ANDA filing, the agency may decide that the unique nature of combination products allows them to dispute the claims of bioequivalence and/or same labeling resulting in our re-filing the application under Section 505(b)(2).  If such combination products require filing under Section 505(b)(2) we may incur delays in product approval and may incur additional costs associated with testing including clinical trials.  The result of an approval for a combination product under Section 505(b)(2) may result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies.  In addition, approval under the 505(b)(2) or ANDA regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.

Accordingly, these regulations and the FDA’s interpretation of them might impair our ability to obtain product approval in a reasonable time, or at all, or effectively market our products.

Because our and our partners’ products and product candidates are considered to be drug/device combination products, the approval  and the post-approval requirements that we and they are required to comply with will be more complex.

Our and our partners’ products and product candidates are considered to be drug/device combination products by FDA, consisting of a drug product and a drug delivery device.  If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our and our partners’ products and product candidates, the primary mode of action is attributable to the drug component of the product, which means that the Center of Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review.  These products and product candidates will be and have been subject to the FDA drug approval process, and will not require a separate FDA clearance or approval for the device component.  Even though these products and product candidates are subject to the drug approval process, we, our partners, and any of our respective contractors will be required to comply with FDA regulatory requirements related to both drugs and devices.  For instance, drug/device combination products must comply with both the drug cGMPs and device QSRs.  Depending on whether the drug and device components are at the same facility, however, FDA’s regulations provides a streamlined method to comply with both sets of requirements.  Additionally, drug/device combination products will be subject to additional FDA and constituent part partner reporting requirements.  The development of drug/device combination products will also be more complex because the sponsor of the product application will need to demonstrate the safety and efficacy of both the drug and device components of the product.  These requirements will require additional effort and monetary expenditure to ensure that our and our partners’ products and product candidates.

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

We and our partners are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense for our and their approved and unapproved products. Failure to comply with these obligations could result in regulatory and/or legal consequences.

Our and our partners’ products and product candidates are subject to extensive and rigorous government regulation by the FDA and other foreign regulatory agencies, including requirements related to research, development, pre-clinical and clinical testing before and after product approval, manufacture, safety, effectiveness, record keeping, reporting, labeling, packaging, storage, distribution, safety , deviation, and other reporting, approval, facility registration and product listing, the payment of user fees, advertising, marketing, promotion, sale, distribution, sampling, import and export of pharmaceutical and medical device products. Because our and our partners’ products and product candidates are drug/device combination products, we and they will have to comply with more regulatory requirements that would otherwise be required for products that are not combination products.  Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.  The applicable governmental policies may also change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates or products, or that could impose additional regulatory obligations on us.

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

In addition, later discovery of previously unknown adverse events or that the drug is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including warning letters, untitled letters, cyber letters, manufacturing and distribution restrictions, changes to product labeling, post-marketing study or other requirements such as REMS, refusal to approve marketing applications or supplements, withdrawal of marketing application approvals, labeling or promotional material modifications, product recalls, market withdrawals, field corrections, clinical holds and suspensions of clinical studies, fines, penalties, disgorgement, corporate integrity agreements, consent decrees, seizure, injunctions, prohibition on importing and exporting, dear healthcare provider letters, adverse publicity, FDA debarment, debarment from government contracts or refusal of orders under existing contracts, and exclusion from federal healthcare programs, among other consequences.  Any of these events could have other material and adverse effects on our operations and business.

We and our contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances for XYOSTED™, which will require the expenditure of additional time and will incur additional expenses to maintain compliance.

XYOSTED™ is a drug/device combination product in which the drug product is testosterone.  Testosterone is a Schedule III controlled substance.  Accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the United States Drug Enforcement Administration (“DEA”), as well as state controlled substances laws and regulations enforced by state authorities.  These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements.  These requirements are enforced by DEA through periodic inspections.

To continue to engage in controlled substance activities, we, and our contractors, distributors, prescribers, and dispensers must maintain controlled substance registrations.  To the extent that we and our contractors, distributors, prescribers, and dispensers cannot obtain or maintain the necessary controlled substance registrations, we and these other third parties would not be able to continue engaging in controlled substance operations.  This would prevent the commercialization of XYOSTED™ or would require that we find alternative contractors, which would take additional time and expenses, also delaying the commercialization of XYOSTED™.   Moreover, even if we, and our contractors, distributors, prescribers, and dispensers are able to obtain and maintain the necessary controlled substance registrations, compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit the successful commercialization of XYOSTED™.  If we, and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payers in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, marketing expenditure tracking and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings.

Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act and similar laws in some foreign markets. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business. The laws in the U.S. that may affect our ability to operate include, but are not limited to:

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

•

the Veterans Health Care Act (“VHCA”) of 1992 that requires manufacturers of “covered drugs” to enter into a Master Agreement and Federal Supply Schedule contract with the Department of Veterans Affairs through which their covered drugs must be offered for sale at a mandatory ceiling price to certain federal agencies, including but not limited to, the Department of Veterans Affairs, on the Federal Supply Schedule, which requires compliance with applicable federal procurement laws and regulations and subjects manufacturers to contractual remedies as well as administrative, civil and criminal sanctions. The VHCA also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price to covered entities participating in the 340B drug discount program, and failure to provide the mandatory discount may subject the manufacturer to specific civil monetary penalties;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services  relating to healthcare matters;

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
•

state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payers, including commercial insurers; state transparency laws requiring manufacturers to report pricing information; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require drug manufacturers to file reports with states regarding marketing  information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and

•

the Drug Supply Chain Security Act of 2013 imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, and will be implemented over a 10-year period.  Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, will be required to label drug product with a product identifier, and are required to keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers is required to be done electronically.  Manufacturers are also required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements are also imposed on other trading partners in the supply chain.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together “the Healthcare Reform Act”), expanded healthcare coverage within the United States, primarily through the establishment of state exchanges and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, particularly where Medicaid patients are enrolled in managed care plans, manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.

Moreover, legislative changes to the Healthcare Reform Act remain possible. Recently, the law’s individual health insurance mandate was repealed and manufacturers’ responsibility for the cost of prescriptions in the Medicare Part D donut hole has increased.  We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.  In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.  For example, California recently enacted a law providing transparency into drug price increases which imposes new reporting requirements on manufacturers, and CMS reduced the Medicare Part B reimbursement rate for drugs purchased by hospitals under the 340B program.

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

In addition to extensive internal efforts, the successful commercialization of our and our partners’ products require many third parties, over whom we have no control, to decide to utilize them, and to make them readily available at the point of care throughout their networks of pharmacies. These third parties include HMOs, long term care facilities, and pharmacy benefit managers, or PBMs, which use pharmacy and therapeutics committees, commonly referred to as P&T committees, to make purchasing and reimbursement decisions. Generally, before an HMO or long‑term care facility will acquire a product for its own pharmacies, or a PBM will pay retail network pharmacies on behalf of its health plans, the product must be approved for addition to that organization’s list of approved drugs, or formulary list, by the organization’s P&T committee. An institutional P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. PBM P&T committees develop the criteria for plan beneficiaries to access prescription medication, including such cost control measures as step therapy and prior authorization. The frequency of P&T committee meetings varies considerably, and P&T committees often require additional information to aid in their decision‑making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, P&T committees may be concerned that the cost of acquiring a product for use in their institutions or reimbursing retail pharmacies (including any discounts or rebates we offer) outweighs clinical benefits and will resist efforts to add the product to the formulary, or implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we and/or our partners will be successful in getting the approvals we need from enough P&T committees quickly enough to maintain and grow sales of our or our partners’ products.

Our products or product candidates may be subject to restrictive marketing and distribution requirements, which if applied to our product candidates would restrict their use and harm our ability to generate profits.

Some of the currently approved testosterone products are subject to a REMS program. REMS programs may require medication guides, special communication plans to healthcare professionals, or elements to assure safe use, such as restricted distribution methods, distribution only to certain medical professionals, training for medical professionals prescribing, patient registries, or other risk minimization tools. The FDA may determine that XYOSTED™ or other products or product candidates require a REMS program. We cannot predict whether REMS will be required as part of the FDA’s approval of our product candidates or whether such REMS would be required following approval, and, if required, what those requirements might be. Any limitations on approval or marketing could restrict the commercial prospects of our products.

Our revenues may be limited if the marketing claims asserted about our products are not approved.

Once a drug product is approved by the FDA, including its labels and labeling, the Office of Prescription Drug Promotion (“OPDP”), the FDA’s marketing surveillance department within the Center for Drug Evaluation and Research, will oversee and regulate marketing claims asserted by us and our pharmaceutical company partners. We and our partners may only make claims that are within the FDA approved label for the approved product.  FDA may not include all information in the approved label that is necessary for successful marketing.  If we or a pharmaceutical company partner fails to use acceptable marketing claims we may be subject to enforcement actions.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, clinical trial results, announcements of technological innovations or new products by us, our partners or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospect.  Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;
•	variance in our financial performance from the expectations of investors;
•	our ability to address the deficiencies identified in the CRL for XYOSTEDTM and ultimately receive product approval;
•	changes in the estimation of the future size and growth rate of our markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	failure of our products to achieve or maintain market acceptance or commercial success;
•	conditions and trends in the markets we serve;
•	changes in general economic, industry and market conditions;
•	success of competitive products and services;
•	changes in market valuations or earnings of our competitors;
•	changes in our pricing policies or the pricing policies of our competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•	changes in legislation or regulatory policies, practices or actions;
•	the commencement or outcome of litigation involving our company, our general industry or both;
•	recruitment or departure of key personnel;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	actual or expected sales of our common stock by our stockholders; and
•	the trading volume of our common stock.

In addition, the stock markets, in general, the NASDAQ Capital Market and the market for specialty pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action or derivative litigation. For example, on October 23, 2017, Randy Smith filed a complaint in the District of New Jersey on behalf of a putative class of persons who purchased or otherwise acquired Antares securities against

Antares, Robert F. Apple and Fred M. Powell.  In addition, in January 2018, three stockholders filed separate derivative actions, one in the District of New Jersey and two in the Superior Court of New Jersey Chancery Division, Mercer County, purportedly on our behalf, against certain directors and officers, as well as the company as a nominal defendant. Even if we are successful and ultimately prevail, litigation could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Future conversions or exercises by holders of options could dilute our common stock.

As of March 1, 2018, we had options outstanding that are exercisable, at exercise prices ranging from $0.47 to $4.54 per share, for an aggregate of approximately 8,500,000 shares of our common stock. Purchasers of our common stock could therefore experience dilution of their investment upon exercise of the above options.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 1, 2018, our officers and directors beneficially owned an aggregate of approximately 19,000,000 shares (or approximately 12%) of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

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

On January 12, 2018, a stockholder of our Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al. (“Mackert”), in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Rao”) (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ anticipated motion to dismiss the securities action.

On January 17, 2018, a stockholder of our Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.   The parties have filed a stipulation staying the action pending the court’s decision on defendants’ anticipated motion to dismiss the Smith action.

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

	High	Low
2017:
First Quarter	$2.84	$1.94
Second Quarter	$3.23	$2.43
Third Quarter	$3.29	$2.87
Fourth Quarter	$3.96	$1.63
2016:
First Quarter	$1.23	$0.71
Second Quarter	$1.17	$0.81
Third Quarter	$1.77	$0.99
Fourth Quarter	$2.38	$1.50

Common Shareholders

As of March 1, 2018, we had 71 shareholders of record of our common stock and approximately 19,191 shareholders in street name.

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

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the NASDAQ Composite Index, the NASDAQ Biotechnology Stock Index, the Amex Composite Index, the NYSE Arca Biotechnology Index (formerly Amex Biotechnology Index) and the NYSE Arca Pharmaceutical Index weighted by market value at each measurement point.  Our common stock began trading on the NASDAQ Capital Market on June 15, 2012 and prior to that time was traded on NYSE Amex.  For this reason, we are comparing Total Returns for the Company to indexes from both NASDAQ and NYSE Amex.  The graph covers the period beginning December 31, 2012, through December 31, 2017. The graph assumes $100 was invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Biotechnology Stock Index, the Amex Composite Index, the NYSE Arca Biotechnology Index and the NYSE Arca Pharmaceutical Index on December 31, 2012 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
Antares Pharma, Inc.	$100.00	$117.32	$67.45	$31.76	$61.15	$52.23
NASDAQ Composite Index	100.00	138.32	156.85	165.84	178.28	228.63
NASDAQ Biotechnology Index	100.00	165.61	222.08	247.44	193.79	234.60
Amex Composite Index	100.00	102.99	103.76	91.23	97.98	112.98
NYSE Arca Biotechnology Index	100.00	150.64	222.30	246.53	198.77	272.92
NYSE Arca Pharmaceutical Index	100.00	126.65	144.16	146.50	130.30	147.45

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	At December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$26,562	$27,715	$32,899	$34,029	$39,067
Investments	4,993	—	15,012	6,002	30,022
Total assets	74,338	66,325	84,562	68,773	88,932
Accumulated deficit	(270,285)	(253,445)	(229,106)	(208,447)	(173,296)
Total stockholders’ equity	33,547	45,218	67,042	41,196	70,714

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Product sales	$41,695	$40,318	$27,533	$13,196	$10,958
Development revenue	10,095	10,235	8,892	7,246	4,139
Licensing fees	1,076	166	7,242	3,709	849
Royalties	1,649	1,503	1,991	2,351	4,672
Total revenues	54,515	52,222	45,658	26,502	20,618
Cost of product sales	22,317	23,909	12,925	9,360	6,990
Cost of development revenue	5,149	4,908	6,533	1,877	2,207
Gross profit	27,049	23,405	26,200	15,265	11,421
Research and development	13,147	21,127	19,732	18,638	15,263
Selling, general and administrative	30,353	26,395	26,931	31,740	17,008
Total operating expenses	43,500	47,522	46,662	50,378	32,271
Operating loss	(16,451)	(24,117)	(20,462)	(35,113)	(20,850)
Other income (expense)	(292)	(122)	(22)	(14)	43
Net loss before income taxes	(16,743)	(24,239)	(20,484)	(35,127)	(20,807)
Income tax provision (benefit)	—	100	175	25	(300)
Net loss	$(16,743)	$(24,339)	$(20,659)	$(35,152)	$(20,507)
Net loss per common share (1) (2)	$(0.11)	$(0.16)	$(0.14)	$(0.27)	$(0.16)
Weighted average common shares outstanding	156,054	154,992	146,594	130,550	126,897

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this annual report. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements preceding Item 1. (“Business”).

Overview

Company and Product Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our drug delivery technology to enhance the drug compounds and delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to improve safety and efficacy, reduce side effects, and enhance patient comfort and adherence. Our subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and several product candidates in advanced stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva and AMAG.

We market and sell our proprietary product OTREXUP® (methotrexate) injection, which is the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 12.5 mg, 15 mg, 17.5 mg, 20 mg, 22.5 mg and 25 mg of OTREXUP®.

Through our commercialization partner Teva, we sell Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults.  We received FDA approval of our Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®.  Sumatriptan Injection USP is the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement.  On February 14, 2018, the FDA approved AMAG’s supplemental New Drug Application (“sNDA”) for the Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. AMAG is preparing for a launch and expects the Makena® subcutaneous auto injector to be available in the second half of March 2018. We have commenced manufacturing and supply of devices and commercial product in anticipation of the launch.

We also make reusable, needle-free injection devices that administer injectable drugs, which are currently marketed primarily through Ferring and JCR Pharmaceuticals CO., Ltd., for use with human growth hormone. However, on October 10, 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring (the “Ferring Transaction”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to the needle-free product manufacturing, which occurred in February 2018; a third installment of $4.75 million payable to us upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the needle-free product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which is expected to occur by the end of 2018.

We will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Overview of Clinical and Regulatory Developments

We are developing XYOSTED™ for testosterone replacement therapy and submitted a 505(b)(2) NDA with the FDA in December 2016. We conducted a multi-center, phase III clinical study (“QST-13-003”) evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males with a documented diagnosis of hypogonadism. The study evaluated the pharmacokinetics of testosterone relative to the endpoints required by the FDA for all testosterone products, and the results showed that the primary endpoint was achieved.  We conducted a supplemental safety and pharmacokinetic study (“QST-15-005”), which included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including vital signs, laboratory assessments, adverse events and injection site assessments.  The results of these two studies formed the clinical basis of our NDA submission for XYOSTED™.

On October 11, 2017, we received a letter from the FDA stating that, as part of its ongoing review of the NDA, the FDA has identified deficiencies that preclude the continuation of the discussion of labeling and postmarketing requirements/commitments.  On October 20, 2017, we received a Complete Response Letter (“CRL”) from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in our clinical studies, the FDA stated its concern that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the CRL raised concern regarding the occurrence of depression and suicidality.  On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. We intend to provide further information following the receipt of the official meeting minutes from the FDA, which is typically within 30 days of the meeting date.

We are collaborating with Teva on a VIBEX® auto injector pen containing epinephrine used for the treatment of severe allergic reactions (anaphylaxis).  Teva submitted an amendment to the VIBEX® epinephrine pen ANDA in December 2014 and received a CRL from the FDA in February 2016 in which, according to Teva, the FDA identified certain major deficiencies.  Teva has disclosed that they submitted a response to this CRL.  We continue to work with Teva toward a potential approval of the epinephrine auto injector pen ANDA.

Our other combination product development projects in collaboration with Teva include a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva continues to work through the regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation related to Teva’s ANDA for teriparatide, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

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

We enter into contracts with customers and partners that often contain multiple elements such as licensing, development, manufacturing and commercialization components.  These arrangements are often complex and we may receive various types of consideration, including: up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.

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

In the first quarter of 2017, we determined we had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue upon delivery to distributors, net of estimated returns. Accordingly, we recognized $1.3 million in revenue for product shipped to distributors in previous periods but not previously recognized as revenue at the time of shipment, net of the returns allowance established during the first quarter of 2017. We also recognized $0.3 million of related product costs in the first quarter of 2017.  The net impact of these changes resulted in a reduction in net loss of $1.0 million, or less than $0.01 per share, for the year ended December 31, 2017.

Product Sales Allowances

We recognize product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Our product sales allowances include:

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. We value inventory using the first-in, first-out method, assuming full absorption of direct and indirect manufacturing costs and normal capacity utilization of our internal manufacturing operations. Inventory valuation is based on our judgment of probable future commercial use or sale and net realizable value. We continually evaluate and provide reserves for inventory on hand that is in excess of expected future demand. These reserves are based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although we make every effort to ensure that our forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, our estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories.

Results of Operations

We are a growing, revenue generating company focused on the development and commercialization of complex drug device combination products.  We posted consecutive year-over-year increases in our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  We reported a net loss of $0.11 per share for the year ended December 31, 2017 as compared to $0.16 per share and $0.14 per share for the years ended December 31, 2016 and 2015, respectively.  The following is a discussion of our results of operations on a comparative basis for the years ended December 31, 2017, 2016 and 2015.

Revenues

Total revenues for the year ended December 31, 2017 grew to $54.5 million, as compared to $52.2 million for the year ended December 31, 2016, an increase of $2.3 million or 4% on a year-over-year basis. Total revenue for the year ended December 31, 2016 increased by $6.6 million or 14% as compared to $45.7 million for the year ended December 31, 2015.  The following table provides details about the components of our revenue (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
OTREXUP®	$17,946	$15,145	$13,250
Sumatriptan Injection USP	13,474	9,104	—
Auto injector and pen injector devices	5,353	10,609	10,080
Needle-free injector devices and components	4,922	5,460	4,203
Total product sales	41,695	40,318	27,533
Development revenue	10,095	10,235	8,892
Licensing revenue	1,076	166	7,242
Royalties	1,649	1,503	1,991
Total revenue	$54,515	$52,222	$45,658

OTREXUP®

We have achieved a relatively steady growth rate in prescriptions and sales of OTREXUP® since our launch in 2014.  For the years ended December 31, 2017 and 2016, we recognized $17.9 million and $15.1 million, respectively, related to the sale of OTREXUP®, representing an increase of 18% on a year-over-year basis. This increase in OTREXUP® revenue was primarily driven by an increase in shipments to distributors and an underlying growth in prescriptions dispensed, which we believe is attributable to our enhanced marketing programs that specifically target physicians prescribing auto injectors and patient-focused adherence tactics. A portion of the increase was the result of a change in our estimation and recognition method, as discussed in our “Critical Accounting

Policies” above.  Prior to the first quarter of 2017, due to our limited sales and returns history, revenue was initially deferred upon shipment to distributors and recognized based on estimated prescriptions dispensed or expiration of customer rights of return. In the first quarter of 2017, we determined we had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue upon delivery to distributors, net of estimated returns. Accordingly, we recognized an additional $1.3 million in OTREXUP® revenue in the year ended December 31, 2017, for amounts that were previously deferred.

For the year ended December 31, 2016, we recognized $15.1 million in OTREXUP® sales as compared to $13.3 million for the year ended December 31, 2015, representing a 14% increase. We believe the increase was primarily attributable to the expansion of our sales force in 2015 and an increase in prescriber education and acceptance.

Sumatriptan Injection USP

We sell, through our commercialization partner Teva, Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults.  Under a license and supply agreement, we produce the devices and assemble final product for shipment to Teva, and Teva is responsible for commercial distribution and sale of the product.  We are compensated at cost upon shipment of product to Teva, and receive 50 percent of the net profits from subsequent commercial sales made by Teva.

Sumatriptan Injection USP was launched for commercial sale in June 2016. We recognized $13.5 million and $9.1 million for the years ended December 31, 2017 and 2016, respectively.  Sumatriptan sales for the year ended December 31, 2016 included pre-launch shipments of product to Teva in 2016 in anticipation of and preparation for the June 2016 launch. The increase in revenue in 2017 compared to 2016 is attributable to continued product shipments to Teva and profit margin received from post-launch commercial sales.

Auto injector and pen injector devices

Product sales of auto injector and pen injector devices generated $5.4 million, $10.6 million and $10.1 million in revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease in revenue from auto injector and pen injector sales for the year ended December 31, 2017 as compared to 2016 was primarily due to a reduction in pre-launch shipments of auto injector devices sold to Teva for use with their generic epinephrine product, which is under FDA review.  We sold $2.9 million, $8.9 million and $9.9 million in epinephrine auto injector devices to Teva in the years ended December 31, 2017, 2016 and 2015, respectively, in anticipation of a potential approval and launch. We continue to work with Teva toward a regulatory approval of this product.

The 2017 and 2016 revenue also included $2.5 million and $1.7 million, respectively, of pre-commercial device sales to AMAG.  AMAG’s sNDA for the Makena® subcutaneous auto injector was approved by the FDA on February 14, 2018, and AMAG expects to launch the product in the second half of March 2018.

Needle-free injector devices and components

Our revenue from reusable needle-free injector devices and disposable components was $4.9 million, $5.5 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  These revenues were generated primarily from sales to Ferring. On October 10, 2017, we announced the sale of the worldwide rights related to the ZOMAJET™ needle-free device product line to Ferring, and expect the transaction to be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Development Revenue

Development revenue was $10.1 million, $10.2 million and $8.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, a majority of our development revenue was generated from AMAG in connection with the commercial development and readiness activities for the Makena® QuickShot® auto injector, which was approved by the FDA on February 14, 2018.   We also performed significant development activities for AMAG in 2016, including engineering, design, testing and final assembly readiness related to the Makena® auto injector and devices used in clinical trials.  For the years ended December 31, 2017 and 2016, development revenue also included amounts from Teva for the ongoing development of the epinephrine auto injector and the exenatide and teriparatide pen injectors, and the development revenue recognized for the year ended December 31, 2015 was principally attributable to development activities with Teva for the epinephrine auto injector.

Licensing Revenue

Licensing revenues represent amounts received from partners for the right to use certain intellectual property.  Generally, the up-front or milestone payments received from partners under licensing arrangements are initially deferred and recognized over the license period or upon achievement of certain milestones.  Licensing revenue was $1.1 million, $0.2 million, and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase in licensing revenue recognized for the year ended December 31, 2017 as compared to 2016 is due to the recognition of $1.0 million in license fees for Sumatriptan Injection USP that were previously received from Teva and initially deferred due to potential contractual refund rights under certain circumstances.  During the second quarter of 2017, the License, Supply and Distribution Agreement with Teva for Sumatriptan Injection USP was amended such that the refund provisions relating to the licensing fee was removed.  Accordingly, we recognized the deferred revenue in income, as the license had been delivered and there were no remaining obligations related to the license granted.

The decline in licensing revenue for the year ended December 31, 2016 as compared to 2015 was primarily due to revenue recognized in connection with the termination of our license and promotion agreement with LEO Pharma in June 2015.  We had a license and promotion agreement with LEO Pharma, which began in November of 2013, for certain commercialization rights related to our OTREXUP® product.  The upfront and milestone payments received from LEO totaled $10.0 million and were being recognized into revenue over a 35-month period.  Effective June 23, 2015, our agreement with LEO Pharma was terminated and, as a result, we recognized the remaining unamortized balance of the deferred revenue resulting in total revenue of $6.0 million recognized in 2015 under this arrangement. In addition, we recognized a $1.0 million milestone payment from Ferring in 2015, which was earned under the terms of a licensing agreement and triggered by Ferring filing a NDA related to our patents and licensed technology.

Royalties

Royalty revenue was $1.6 million, $1.5 million and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.  We currently receive royalties from Ferring related to needle-free injector device sales and sales of ZOMACTON™ in the U.S.  However, as discussed above, on October 10, 2017, we announced the sale of the worldwide rights related to the ZOMAJET™ needle-free device product line and expect the transaction to be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

We also receive royalties on commercial sales of two gel-based products, Elestrin® and Gelnique®, under licensing arrangements.  Elestrin® is a registered trademark of Meda Pharma, a Mylan Company, and Gelnique® is distributed by Allergan USA, Inc.

Cost of Revenues and Gross Profit

The following table summarizes our total cost of revenue and gross profit (in thousands):

	2017	2016	2015
Total revenue	$54,515	$52,222	$45,658
Total cost of revenue	27,466	28,817	19,458
Gross profit	$27,049	$23,405	$26,200
Gross profit percentage	50%	45%	57%

Our gross profit was $27.0 million for the year ended December 31, 2017 as compared to $23.4 million and $26.2 million for the years ended December 31, 2016 and 2015, respectively.

The increase in our gross profit for the year ended December 31, 2017 as compared to 2016 was primarily attributable to the recognition of $1.0 million in licensing revenue previously deferred, for which there was no associated costs, the recognition of $1.3 million in previously deferred revenue related to OTREXUP® sales, and other changes in our product revenue and cost of sales, discussed in more detail below. The decrease in our gross profit in 2016 compared to 2015 is primarily attributable to the additional licensing revenues recognized in 2015, including the $6.0 million from the LEO agreement and $1.0 million milestone from Ferring, both of which had no associated costs.

Other variations in revenue, cost of revenue and gross profit are attributable to our overall product sales mix and stage of development activities in a given period, which fluctuate depending on the mix of development projects in progress and stages of completion. The following table summarizes the revenue, cost of sales and gross margin associated with our product sales (in thousands):

	2017	2016	2015
Product sales	$41,695	$40,318	$27,533
Cost of product sales	22,317	23,909	12,925
Product gross margin	$19,378	$16,409	$14,608
Gross margin percentage	46%	41%	53%

The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing overhead expenses. The increase in product gross margin for the year ended December 31, 2017 as compared to 2016 was the result of an increase in sales of OTREXUP®, which is sold at a higher gross margin than our other products.  The decrease in product gross margin for the year ended December 31, 2016 compared to 2015 is primarily attributable to $9.1 million in sales of Sumatriptan Injection USP sold to Teva initially at cost in 2016, subject to a profit sharing arrangement for which no margin was recognized until commercial sales were made by Teva in following periods.

The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred. Development gross profits can vary from period to period depending on the mix of development projects and activities in progress and the stages of completion in each period.  Cost of development revenue was $5.1 million, $4.9 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The cost of development revenue recognized in each of the years presented was related to revenue recognized under the Teva auto injector and pen injector programs, with the addition of development activities related to the Makena® auto injector with AMAG in 2016, which comprised the majority of development revenue, cost of sales and gross margin in 2017.  The cost of development revenue for the year ended December 31, 2015 was primarily attributed to development activities completed with Teva related to their epinephrine auto injector product that continues to be under review with the FDA.

Operating Expenses

Research and Development

Research and development expenses consist of external costs for studies and analysis activities, design work and prototype development, FDA fees, and internal salaries and overhead costs and were $13.1 million, $21.1 million and $19.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in research and development costs for the year ended December 31, 2017 as compared to 2016 was primarily due to a decrease in external clinical and development costs related to XYOSTEDTM. We completed clinical trials and submitted our NDA for XYOSTEDTM to the FDA in the fourth quarter of 2016. On October 20, 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM.  See further discussion of our research and development activities related to XYOSTEDTM in the “Research and Development Programs” section in Part 1. Item 1. “Business”.

The increase in research and development costs in 2016 as compared to 2015 was principally attributable to the $2.0 million FDA fee paid in connection with our NDA submission for XYOSTED™ in December 2016.  In each of the years ended December 31, 2017, 2016 and 2015, approximately half of our research and development expenses were driven by external expenses incurred in connection with the development of XYOSTED™ for testosterone replacement therapy.

Selling, General and Administrative

Selling, general and administrative expenses were $30.4 million, $26.4 million and $26.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase in selling, general and administrative expenses for the year ended December 31, 2017 as compared to 2016 was principally attributable to the incremental sales and marketing costs associated with our preparation for a potential launch of XYOSTEDTM.  However, on October 20, 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM.

Our selling, general and administrative expenses decreased in 2016 as compared to 2015 primarily as a result of a reduction in legal fees related to litigation settled in 2015 and a reduction in certain personnel costs in connection with the CEO and CFO transitions.  The decrease was partially offset by additional sales and marketing costs related primarily to the OTREXUP® sales force and our on-going marketing efforts.

Liquidity and Capital Resources

At December 31, 2017 we had cash, cash equivalents and short-term investments totaling $31.6 million. We believe that the combination of our current cash and investments, along with our projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the first quarter of 2019.  However, we reported net losses of $16.7 million, $24.3 million and $20.7 million, and negative cash flows from operations for each of the years ended December 31, 2017, 2016 and 2015, respectively. We had an accumulated deficit at December 31, 2017 of $270.3 million.   We have not historically generated, and do not currently generate, enough revenue or operating cash flow to support our operations, and continue to operate primarily by raising capital. Our primary sources of liquidity continue to be proceeds from equity offerings and debt issuance.

If additional capital is needed to support our operations or growth in the future, we may need to raise additional funds through financings, such as the issuance of additional debt, equity or notes convertible into our common stock.  However, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.

Long-Term Debt Financing

On June 6, 2017, we entered into a loan and security agreement for a term loan of up to $35.0 million (the “Term Loan”), the proceeds of which are to be used for working capital and general corporate purposes. The first advance of $25.0 million was funded upon execution of the Loan Agreement on June 6, 2017. Under the terms of the Loan Agreement, we may, but are not obligated to, request one or more additional advances of at least $5.0 million not to exceed $10.0 million in the aggregate, subject to the Company achieving certain corporate milestones and satisfying customary conditions. The corporate milestones must be achieved, and the option to request additional advances must be exercised, prior to September 30, 2018, which is currently unlikely to occur.  Payments under the Loan Agreement are interest only until the first principal payment is due on August 1, 2019, provided that the interest only period may be extended to February 1, 2020 if certain corporate milestones are achieved. The Loan Agreement also requires us to pay a fee equal to 4.25% of the total original principal amount of all term loan advances (“End of Term Charge”), which is due upon repayment of the Term Loan at either maturity or earlier repayment.

At the Market Common Stock Offering Program

On August 11, 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $30.0 million through Cowen as our sales agent and/or principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. We are not obligated to make any sales of our common stock under the Sales Agreement and as of the date of this report we have not sold any common stock pursuant to the Sales Agreement.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, research and development projects including clinical studies, sales and marketing activities, general and administrative costs and payment of interest on borrowings. Net cash used in operating activities was $23.1 million, $15.2 million and $28.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Net operating cash used in operations is a function of the net losses incurred of $16.7 million, $24.3 million and $20.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, adjusted by noncash expenses and changes in operating assets and liabilities. Our reconciliation of net loss to operating cash flow is significantly affected by the timing of operating expenditures and cash receipts.

The increase in net cash used in operating activities for the year ended December 31, 2017 in comparison to 2016 was primarily driven by our inventory build, an increase in accounts receivable and decrease in deferred revenue, and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.  Cash used in operating activities for the year ended December

31, 2016 as compared to 2015 decreased primarily due to a growth in accounts payable, an increase in deferred revenue, and a reduction in prepaid expenses, offset by an increase in accounts receivable and a decrease in accrued expenses.

Net Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $4.3 million, as compared to net cash provided by investing activities of $10.0 million for the year ended December 31, 2016 and net cash used in investing activities of $15.7 million in 2015.  The changes are primarily attributable to timing of purchases and maturities of investment securities as well as timing and amount of capital expenditures. Capital expenditures were primarily for XYOSTED™ and Sumatriptan Injection USP commercial molds and assembly equipment.

For the year ended December 31, 2017, net cash flows used in investing activities consisted of cash outflows of $10.0 million for the purchase of investments and $1.3 million for capital expenditures and additions to patent rights, partially offset by cash inflows of $5.0 million from investment maturities and $1.9 million in proceeds, net of transaction costs, from the sale of certain assets in connection with the Ferring Transaction.

In 2016, capital expenditures and additions to patent rights of $5.0 million were offset by proceeds from investment maturities of $15.0 million.  In 2015, capital expenditures and additions to patent rights were $6.7 million and purchases of investments, net of proceeds from investment maturities, were $9.0 million.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $26.3 million, $17,000 and $42.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In 2017, we received $25.0 million in proceeds from the issuance of long-term debt and incurred $0.3 million in debt issuance costs.  We also received cash proceeds of $1.8 million from the exercise of stock options, and remitted $0.2 million to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and employment taxes.

In 2016, the net cash provided by financing activities was limited to cash proceeds from stock option exercises partially offset by cash remitted to taxing authorities in connection with net-share settled awards.  In 2015, we completed an underwritten offering of 23,000,000 shares of our common stock at a price to the public of $2.00 per share. We received net proceeds of $42.9 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of December 31, 2017 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$33,358	$2,279	$14,840	$16,239	$—
Operating Lease Obligations	1,720	623	799	298	—
Total	$35,078	$2,902	$15,639	$16,537	$—

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard creates a five-step model that requires a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when or as each performance obligation is satisfied.  Applying the standard requires management to exercise significant judgment when considering the terms of the contracts and all relevant facts and circumstances.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contract balances and remaining performance obligations, significant judgments made in determining the timing of satisfaction of performance obligations (over time or at a point in time), and estimates made in determining the transaction price and amounts allocated to performance obligations.

We have reviewed all of our major contracts with customers and adopted the new revenue recognition standard effective January 1, 2018 utilizing the modified retrospective method of adoption.  The adoption of ASU No. 2014-09 did not have a material impact on our consolidated financial statements. No significant changes to business processes or systems have been necessary.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to terms and conditions of share-based awards require an entity to apply modification accounting under Topic 718. This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a significant impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  The amendments clarify that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  We are currently evaluating the potential impact, if any, on our consolidated financial statements upon the adoption of ASU 2017-05 and expect to adopt the standard effective January 1, 2018.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2017, 2016, and 2015 was not material.

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

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing we obtained on June 6, 2017.  Our Term Loan, with a current outstanding principal of $25.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The calculated prime-based variable rate was 8.75% at December 31, 2017.  An increase to the maximum interest rate of 9.50% would result in additional incremental annual interest expense of $187,500.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Antares Pharma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1995

Minneapolis, Minnesota

March 13, 2018

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$26,562	$27,715
Short-term investments	4,993	—
Accounts receivable	11,878	9,073
Inventories	9,275	5,327
Deferred costs	505	1,773
Prepaid expenses and other current assets	2,323	1,376
Total current assets	55,536	45,264
Equipment, molds, furniture and fixtures, net	16,158	17,867
Patent rights, net	1,401	2,045
Goodwill	1,095	1,095
Other assets	148	54
Total Assets	$74,338	$66,325
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,957	$7,885
Accrued expenses and other liabilities	6,982	5,873
Deferred revenue	2,794	6,149
Total current liabilities	15,733	19,907
Long-term debt	24,858	—
Deferred revenue – long term	200	1,200
Total liabilities	40,791	21,107
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 300,000,000 shares; 156,674,504 and 155,167,677 issued and outstanding at December 31, 2017 and 2016, respectively	1,567	1,552
Additional paid-in capital	302,965	297,826
Accumulated deficit	(270,285)	(253,445)
Accumulated other comprehensive loss	(700)	(715)
	33,547	45,218
Total Liabilities and Stockholders’ Equity	$74,338	$66,325

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Product sales	$41,695	$40,318	$27,533
Development revenue	10,095	10,235	8,892
Licensing revenue	1,076	166	7,242
Royalties	1,649	1,503	1,991
Total revenue	54,515	52,222	45,658
Cost of revenue:
Cost of product sales	22,317	23,909	12,925
Cost of development revenue	5,149	4,908	6,533
Total cost of revenue	27,466	28,817	19,458
Gross profit	27,049	23,405	26,200
Operating expenses:
Research and development	13,147	21,127	19,731
Selling, general and administrative	30,353	26,395	26,931
Total operating expenses	43,500	47,522	46,662
Operating loss	(16,451)	(24,117)	(20,462)
Other income (expense):
Gain on sale of assets	860	—	—
Interest expense	(1,423)	—	—
Other, net	271	(122)	(22)
Total other expense	(292)	(122)	(22)
Net loss before income taxes	(16,743)	(24,239)	(20,484)
Income tax provision	—	100	175
Net loss	$(16,743)	$(24,339)	$(20,659)
Basic and diluted net loss per common share	$(0.11)	$(0.16)	$(0.14)
Basic and diluted weighted average common shares outstanding	156,054,094	154,992,124	146,594,079

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(16,743)	$(24,339)	$(20,659)
Foreign currency translation adjustment	15	(23)	14
Comprehensive loss	$(16,728)	$(24,362)	$(20,645)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2016 and 2017

(in thousands, except shares)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2014	131,743,365	$1,317	$249,032	$(208,447)	$(706)	$41,196
Issuance of common stock	23,000,000	230	42,620	—	—	42,850
Common stock issued under equity compensation plan, net of shares withheld for taxes	85,147	1	(50)	—	—	(49)
Exercise of warrants and options	20,000	—	31	—	—	31
Share-based compensation	—	—	3,659	—	—	3,659
Net loss	—	—	—	(20,659)	—	(20,659)
Other comprehensive income	—	—	—	—	14	14
December 31, 2015	154,848,512	1,548	295,292	(229,106)	(692)	67,042
Common stock issued under equity compensation plan, net of shares withheld for taxes	216,389	2	(86)	—	—	(84)
Exercise of options	102,776	1	100	—	—	101
Share-based compensation	—	—	2,520	—	—	2,520
Net loss	—	—	—	(24,339)	—	(24,339)
Other comprehensive loss	—	—	—	—	(23)	(23)
December 31, 2016	155,167,677	1,552	297,826	(253,445)	(715)	45,218
Common stock issued under equity compensation plan, net of shares withheld for taxes	195,534	2	(251)	—	—	(249)
Exercise of options	1,311,293	13	1,803	—	—	1,816
Share-based compensation	—	—	3,490	—	—	3,490
Net loss	—	—	—	(16,743)	—	(16,743)
Cumulative effect of change in accounting principle	—	—	97	(97)	—	—
Other comprehensive income	—	—	—	—	15	15
December 31, 2017	156,674,504	$1,567	$302,965	$(270,285)	$(700)	$33,547

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(16,743)	$(24,339)	$(20,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,490	2,520	3,659
Depreciation and amortization	2,104	1,861	1,570
Gain on sale of assets	(860)	—	—
Loss on disposal of equipment	22	262	167
Write-off of capitalized patent costs	46	—	31
Increase in inventory reserve	356	748	700
Accretion of interest expense	119	—	—
Amortization of debt issuance costs	33	—	—
Amortization of premiums and discounts on investment securities	(33)	12	10
Changes in operating assets and liabilities:
Accounts receivable	(2,798)	(1,138)	(4,423)
Inventories	(4,304)	(351)	(564)
Prepaid expenses and other current assets	(942)	1,922	(934)
Deferred costs	1,268	(574)	715
Other assets	(94)	100	148
Accounts payable	(1,522)	2,859	(3,495)
Accrued expenses and other liabilities	1,122	(582)	906
Deferred revenue	(4,358)	1,505	(6,030)
Net cash used in operating activities	(23,094)	(15,195)	(28,199)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(1,167)	(4,880)	(5,643)
Additions to patent rights	(101)	(127)	(1,043)
Proceeds from sale of assets, net of transaction costs	1,901	—	—
Proceeds from maturities of investment securities	5,000	15,000	6,000
Purchases of investment securities	(9,964)	—	(15,038)
Net cash provided by (used in) investing activities	(4,331)	9,993	(15,724)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	—	—
Payment of debt issuance costs	(294)	—	—
Proceeds from issuance of common stock, net	—	—	42,851
Proceeds from exercise of stock options	1,816	101	31
Taxes paid related to net share settlement of equity awards	(249)	(84)	(88)
Net cash provided by financing activities	26,273	17	42,794
Effect of exchange rate changes on cash	(1)	1	(1)
Net decrease in cash and cash equivalents	(1,153)	(5,184)	(1,130)
Cash and cash equivalents:
Beginning of year	27,715	32,899	34,029
End of year	$26,562	$27,715	$32,899
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$40	$424	$641
Additions to patent rights recorded in accounts payable and accrued expenses	$10	$45	$21

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialty pharmaceutical company focused on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and manufactures, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance the existing drug compounds and delivery methods. The subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. The Company has a portfolio of proprietary and partnered products, including approved commercial products and several partnered product candidates in advanced stages of development.  The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”) and AMAG Pharmaceuticals, Inc. (“AMAG”), and has multiple ongoing internal and partnered product development programs.

The Company markets and sells its proprietary product OTREXUP® (methotrexate) injection in the U.S.  OTREXUP® is the first subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector approved by the FDA.  OTREXUP® is indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis, and was launched for commercial sale in February 2014.

Through its commercialization partner Teva, the Company sells Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine and cluster headache in adults.  In December 2015, the Company received FDA approval for an Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®.  Sumatriptan Injection USP represents the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform, and was launched for commercial sale in June 2016.

In collaboration with AMAG, the Company developed a subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement.  In February 2018, the FDA approved AMAG’s supplemental New Drug Application (“sNDA”) for the Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The Company has commenced manufacturing and supply of devices and commercial product in anticipation of a potential launch of the product by AMAG.

The Company is developing XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, and submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA in December 2016.  In October 2017, the Company received a Complete Response Letter (the “CRL”) from the FDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its present form. In February 2018, the Company met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTED™.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its two wholly-owned foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to revenue recognition, inventory valuation, valuation of equity instruments used in stock-based compensation, and determination of the fair value and recoverability of long-lived assets including intangibles and goodwill. Actual results could differ from these estimates.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Foreign Currency Translation

The majority of the foreign subsidiaries’ revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, the Company has determined that the Swiss Franc is the functional currency for its foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity, comprising all of the accumulated other comprehensive income (loss).  Sales to certain customers and purchases from certain vendors by the U.S. parent are in currencies other than the U.S. dollar and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in foreign exchange gain (loss) in the consolidated statements of operations.

Cash and Cash Equivalents

Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less.

Investments

The Company’s investments consist of U.S. Treasury bills and government agency notes that are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  At December 31, 2017, the Company’s short-term investments had a carrying value of $4,993, which approximated fair value. The Company held no investments as of December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  At December 31, 2017, the Company’s accounts receivable balance was due primarily from Teva, AMAG and distributors of OTREXUP®.  Each of these companies has historically paid timely and been financially stable organizations.  Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal, and had no significant allowances for doubtful accounts as of December 31, 2017 or 2016.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.  The Company had no bad debt expense in 2017, 2016 or 2015.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production and assembly operations are outsourced to third-party suppliers where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations. Inventory consists of the following:

	December 31,	December 31,
	2017	2016
Raw material	$118	$143
Work in process	6,223	2,429
Finished goods	2,934	2,755
	$9,275	$5,327

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company provides reserves for potentially excess, dated or obsolete inventories based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although every effort is made to ensure that forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories. The Company’s reserve for excess, dated or obsolete inventory was $510 and $900 at December 31, 2017 and 2016, respectively. In 2017, the Company wrote off inventory of $746 and increased the reserve for excess, dated or obsolete inventory by $356. In 2016, the Company wrote off $648 of inventory and increased the reserve for excess, dated or obsolete inventory by $748.

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. The Company’s equipment, molds, furniture and fixtures consisted of the following:

	December 31,	December 31,
	2017	2016
Furniture, fixtures and office equipment	$2,258	$2,234
Production molds and equipment	15,322	10,582
Molds and tooling in process	4,023	10,150
Less accumulated depreciation	(5,445)	(5,099)
	$16,158	$17,867

Depreciation expense was $1,536, $1,326 and $1,034 for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, the Company sold certain assets, including molds and equipment, to Ferring, the net book value of which was $933.

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

The gross carrying amount and accumulated amortization of patents was $3,772 and $2,371, respectively at December 31, 2017, and $4,659 and $2,614, respectively, at December 31, 2016. Patent amortization expense for the years ended December 31, 2017, 2016 and 2015 was $568, $534 and $536, respectively, and is recorded in selling, general and administrative expenses in the consolidated statements of operations.  The Company’s estimated aggregate patent amortization expense for the next five years is $574, $327, $70, $57 and $47 in 2018, 2019, 2020, 2021 and 2022, respectively.

In 2017, the Company sold certain assets, including patent rights, to Ferring.  The net book value of the patents sold was $108. In 2017 and 2015, the Company expensed $46 and $31, respectively of capitalized patent costs for abandoned patents or patents no longer connected with current products.  There was no write-off of patent costs in 2016.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets and intangibles, including patent rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset or asset group. This analysis can be very subjective; however, the Company utilizes the expected future undiscounted cash flows from signed license and distribution agreements and other contracts with customers to substantiate the recoverability of its long-lived assets. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill is evaluated for impairment annually at December 31, or more frequently if an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  In performing the annual impairment test, the Company compares the fair value of the reporting unit to the carrying amount and would recognize an impairment charge to goodwill for the amount by which the carrying amount exceeds the reporting unit’s fair value.

At December 31, 2017 and 2016, the Company had goodwill with a carrying value of $1,095, attributable to its single reporting unit. Based on the results of its evaluations, the Company determined that goodwill was not impaired, and no impairment losses were recognized in the years ended December 31, 2017, 2016, and 2015, respectively.

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including accounts receivable and accounts payable, approximate fair value due to the short-term nature of the instruments.  From time to time, the Company invests in U.S. Treasury bills or U.S. Treasury notes that are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The investment securities are carried at amortized cost and fair value is determined by quoted market prices, which is a Level 1 fair value measurement.  At December 31, 2017, the fair value of the Company’s short-term investments approximated the carrying values and no short-term investments were held at December 31, 2016.

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

Prior to the first quarter of 2017, the Company could not reliably estimate expected returns of OTREXUP® at the time of shipment given its limited sales and returns history of the product. Accordingly, the recognition of revenue was deferred on product shipments until the rights of return no longer existed, which occurred at the earlier of the time OTREXUP® units were dispensed through patient prescriptions or expiration of the right of return of the product. Patient prescriptions dispensed were estimated using third-party market prescription data.

In the first quarter of 2017, the Company determined it had developed sufficient historical information to reasonably estimate potential returns of OTREXUP® and began recognizing revenue, net of estimated returns, upon delivery to the distributors. As a result, the Company recognized an additional $1,297 for product shipped to distributors in previous periods that was not previously recognized as revenue at the time of shipment, net of the returns allowance established in the first quarter of 2017. The Company also recognized $254 of related product costs that had been previously deferred.  The net impact of these changes resulted in a reduction in net loss of $1,043, which was less than $0.01 per share, for the year ended December 31, 2017.

Product sales revenue for OTREXUP® is presented net of estimated returns and product sales allowances for wholesaler discounts, prompt pay discounts, chargebacks, rebates and patient discount programs, discussed below.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Product Sales Allowances

The Company recognizes product sales allowances as a reduction of product sales in the same period the related revenue is recognized. Product sales allowances are based on amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with customers and third-party payers and the levels of inventory within the distribution channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, it may be necessary to adjust these estimates, which could have an effect on product revenue in the period of adjustment. Product sales allowances include:

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

Sumatriptan Revenue Recognition

Under a license, supply and distribution agreement with Teva for an auto-injector product containing sumatriptan, the Company produces devices and assembles final product for shipment to Teva, and Teva is responsible for commercial distribution and sale of the product.  The Company is compensated, and recognizes revenue, at cost for shipments of product delivered to Teva.  The Company is also entitled to receive 50 percent of the net profits from commercial sales made by Teva, payable to the Company within 45 days after the end of the quarter in which the commercial sales are made.

Sumatriptan Injection USP was launched for commercial sale in June 2016.  Initially, given the limited access to sales data and the 45-day lag in reporting of the profit split from Teva, management was not able to estimate the profit margin the Company expected to receive from commercial sales made by Teva at the time of sale.  Accordingly, prior to the third quarter of 2017, revenue from the profit sharing arrangement was recognized in the period following the commercial sales by Teva when amounts were reported and paid to the Company.  Beginning in the third quarter of 2017, management determined it had developed sufficient history and is now able to obtain additional sales information in order to reasonably estimate and recognize revenue from the profit sharing arrangement when product is sold by Teva. The change in estimation and recognition had no material impact on the Company’s consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Other Revenue Recognition

The Company sells reusable needle-free injectors and related disposable products to pharmaceutical partners. The reusable injectors and related disposable products are not interchangeable with any competitive products and must be used together. The Company recognizes revenue upon shipment when title transfers. The Company offers no price protection or return rights other than for customary warranty claims. Sales terms and pricing are governed by license and distribution agreements.

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

Royalty revenue is recognized in the period in which it is earned when the Company has sufficient information to determine its quarterly royalty earnings to be received from partners.

Share-Based Compensation

The Company utilizes share based compensation in the form of stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).  The Company records compensation expense associated with share based awards granted to employees at the fair value of the award on the date of grant.  The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair values of RSU and PSU grants containing service or performance conditions are based on the market value of the Company’s Common Stock on the date of grant.  The fair value of PSUs containing a market condition are estimated using a Monte Carlo simulation. The value of the portion of the award that is ultimately expected to vest is expensed ratably over the requisite service period as compensation expense in the consolidated statement of operations. Forfeitures are recorded as incurred. Assumptions concerning the Company’s stock price volatility and projected employee exercise behavior over the contractual life of the award can significantly impact the estimated fair value of an award.

Product Warranty

The Company provides a warranty on its reusable needle-free injector devices. The warranty period on a needle-free injector device is typically 24 months from either the date of retail sale of the device by a dealer or distributor or the date of shipment to a customer if specified by contract. The Company recognizes the estimated cost of warranty obligations at the time the products are shipped based on historical claims incurred by the Company.  Actual warranty claim costs could differ from these estimates. The Company had $50 and $100 in warranty liability reserves as of December 31, 2017 and 2016, respectively.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code. The U.S. Securities and Exchange Commission (“SEC”) staff issued guidance on accounting for the tax effects of TCJA under Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides a one-year measurement period for companies to complete its accounting for the tax effects of TCJA. The Company calculated its best estimate of the impact of the TCJA based on its understanding of the TCJA and guidance available as of the filing date and recorded provisional amounts as of December 31, 2017. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require changes in these estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. Any subsequent adjustment to the estimated amounts is not expected to be material to the financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all periods presented.  Potentially dilutive securities excluded from dilutive loss per share were 14,761,442, 13,483,856 and 11,151,503 at December 31, 2017, 2016 and 2015, respectively.

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

Going Concern

Management is responsible for evaluating, and providing disclosure of uncertainties about, the Company’s ability to continue as a going concern. As of December 31, 2017, the Company had cash, cash equivalents and short-term investments of $31,555. Based on management’s evaluation, management concluded there is no substantial doubt or uncertainty about the Company’s ability to meet its obligations within one year from the date the financial statements were issued.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017, and the adoption did not have a significant impact on the Company’s consolidated financial statements. As required under previous GAAP, the Company had estimated forfeitures in determining its periodic compensation costs related to share-based awards. Upon adoption of the new standard, the Company has elected to recognize forfeitures as they occur, and recorded a cumulative effect adjustment to accumulated deficit and additional paid-in capital of $97, the net of which had no impact on the Company’s consolidated results of operations, cash flows or financial position.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides additional clarification to aid in determining when a set of assets and activities is not a business, and whether transactions should be accounted for as acquisitions (or disposals) of assets or as a business. The new standard is effective for all annual periods beginning after December 15, 2017. The Company elected to early adopt ASU 2017-01, as permitted under the standard, effective January 1, 2017. The implementation of the amended guidance did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This new standard eliminates Step 2 from the goodwill impairment test. ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 still allows the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company early adopted this standard effective January 1, 2017 and applied the standard prospectively for its annual goodwill impairment tests.  The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”).  This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard creates a five-step model that requires a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when or as each performance obligation is satisfied.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contract balances and remaining performance obligations, significant judgments made in determining the timing of satisfaction of performance obligations (over time or at a point in time), and estimates made in determining the transaction price and amounts allocated to performance obligations.

The Company has reviewed all of its major contracts with customers and has adopted the new revenue recognition standard effective January 1, 2018 utilizing the modified retrospective method of adoption.  The adoption of ASU No. 2014-09 did not have a material impact on the Company’s consolidated financial statements. No significant changes to business processes or systems have been necessary.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

3.	Sale of Assets

In October 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring to sell the worldwide rights, including certain assets, related to the ZOMAJET™ needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing, which occurred in February 2018; a third installment of $4.75 million payable upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which is expected to occur by the end of 2018.

For the year ended December 31, 2017, the Company recorded a gain on sale of assets upon receipt of the non-refundable upfront payment from Ferring and transfer of certain manufacturing equipment and patents as follows:

Proceeds from sale of assets	$2,000
Less:
Net book value of molds and equipment transferred	933
Net book value of patents transferred	108
Payment of transaction costs	99
Gain on sale of assets	$860

The Company will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices manufactured and supplied to its partners, and a royalty on net product sales, in accordance with the existing license and supply agreements.

4.	Long-Term Debt

In June 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $35.0 million (the “Term Loan”), the proceeds of which are to be used for working capital and general corporate purposes. The first advance of $25.0 million was funded upon execution of the Loan Agreement in June 2017. Under the terms of the Loan Agreement, the Company may, but is not obligated to, request one or more additional advances of at least $5.0 million not to exceed $10.0 million in the aggregate, subject to the Company achieving certain corporate milestones and satisfying customary conditions. The Company must achieve certain corporate milestones and exercise its option to request additional advances prior to September 30, 2018.

The Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022. The Term Loan accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. As of December 31, 2017, the interest rate was 8.75%. Payments under the Loan Agreement are interest only until the first principal payment is due on August 1, 2019, provided that the interest only period may be extended to February 1, 2020 if the Company achieves certain corporate milestones. The corporate milestones must be achieved, and the option to request additional advances must be exercised, prior to September 30, 2018, which is currently unlikely to occur. The Loan Agreement also requires the Company to pay a fee equal to 4.25% of the total original principal amount of all term loan advances (“End of Term Charge”), which is due upon repayment of the Term Loan at either maturity or earlier repayment, and imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date.

As of December 31, 2017, the carrying value of the Term Loan was $24,858, which consisted of the $25,000 principal balance outstanding and the End of Term Charge accrual of $119, less unamortized debt issuance costs of $261.  The Company incurred debt issuance costs that, along with the End of Term Charge, are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. The Company paid $1,080 in interest for the year ended December 31, 2017.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Future principal payments under the term loan, including the End of Term Charge, are as follows:

2018	$—
2019	3,065
2020	7,857
2021	8,610
2022	6,531
$26,063

5.	Stockholders’ Equity

In August 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $30.0 million through Cowen as the Company’s sales agent and/or as principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. The Company will pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. The Company is not obligated to make any sales of common stock under the Sales Agreement and no sales of common stock were made pursuant to the Sales Agreement in the period ended December 31, 2017.

On May 11, 2015, the Company completed an underwritten offering of 23,000,000 shares of its common stock at a price to the public of $2.00 per share. The Company received net proceeds of $42.9 million after deducting underwriting discounts, commissions and offering expenses paid by the Company. The Company has used the net proceeds from the offering for general corporate purposes including research and development activities.

6.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) was amended and restated pursuant to stockholder approval in June 2016 in order to increase the number of shares available for issuance under the Plan, extend the term of the Plan, impose a one-year minimum vesting requirement and provide for double trigger accelerated vesting for certain awards in the event of a change in control.  The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  Under the Plan, the maximum number of shares authorized for issuance is 32,200,000 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 4,000,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is 10 years and the options typically vest in quarterly installments over a three-year period.  As of December 31, 2017, the Plan had approximately 6,500,000 shares available for grant.  Stock option exercises are satisfied through the issuance of new shares.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Stock Options

Stock option activity under the Plan as of and for the three years ended December 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2014	7,245,485	2.25
Granted/Issued	2,984,010	2.23
Exercised	(20,000)	1.54		—
Cancelled/Forfeited	(728,998)	2.92
Outstanding at December 31, 2015	9,480,497	2.19
Granted/Issued	4,029,500	1.14
Exercised	(142,493)	1.23		122
Cancelled/Forfeited	(2,053,595)	2.13
Outstanding at December 31, 2016	11,313,909	1.84
Granted/Issued	2,985,667	2.67
Exercised	(1,311,293)	1.38		2,226
Cancelled/Forfeited	(839,455)	2.68
Outstanding at December 31, 2017	12,148,828	2.04	7.1	4,206
Exercisable at December 31, 2017	8,443,947	1.99	6.3	3,201

As of December 31, 2017, there was $3,793 of total unrecognized compensation costs related to nonvested outstanding stock options that are expected to be recognized over a weighted average period of approximately 1.9 years.

Stock option expense recognized in 2017, 2016 and 2015 was $2,378, $2,039 and $2,883, respectively.  The per share weighted average fair value of options granted during 2017, 2016 and 2015 was estimated as $1.37, $0.57 and $1.13, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2017	2016	2015
Risk-free interest rate	1.8%	1.3%	1.3%
Annualized volatility	53.3%	51.7%	53.5%
Weighted average expected life, in years	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Option exercises during 2017, 2016 and 2015 resulted in proceeds of $1,816, $101 and $31, respectively, and in the issuance of shares of common stock of 1,311,293 in 2017, 102,776 in 2016 and 20,000 in 2015. In 2016, certain options were net exercised, whereby the Company withheld 39,717 shares, the fair value of which was equivalent to the aggregate exercise price and tax withholding on the date of exercise.

Long Term Incentive Program

The Company’s Board of Directors has approved a long term incentive program (“LTIP”) for the benefit of the Company’s senior executives.  Pursuant to the LTIP, the Company’s senior executives are awarded stock options, restricted stock units (“RSU”) and performance stock units (“PSU”) with targeted values based on similar award structures granted by the Company’s peer group.  The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments, and the PSU awards vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period, which is typically three to five years.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2014	463,542	3.08	231,124	3.07
Granted	664,391	2.09	664,391	2.18
Vested/settled	—		(112,285)	2.92
Forfeited/expired	(171,755)	2.69	(68,402)	2.47
Outstanding at December 31, 2015	956,178	2.40	714,828	2.32
Granted	750,500	1.15	750,500	1.12
Vested/settled	(16,835)	3.96	(264,001)	2.41
Forfeited/expired	(342,554)	2.17	(378,669)	1.91
Outstanding at December 31, 2016	1,347,289	1.50	822,658	1.39
Granted	689,180	3.12	689,180	2.69
Vested/settled	—		(287,508)	1.49
Forfeited/expired	(580,721)	2.16	(67,464)	1.70
Outstanding at December 31, 2017	1,455,748	2.20	1,156,866	2.12

In each of the years in the three-year period ended December 31, 2017, the LTIP awards include PSUs that will be earned based on the Company’s total shareholder return (“TSR”) as compared to the Nasdaq Biotechnology Index (“NBI”) at the end of the respective annual performance periods. Depending on the outcome of the performance goal, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PSUs granted.  The fair values of the TSR PSUs granted were determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

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

In connection with PSU awards, including both TSR based awards and awards with defined performance goals considered probable of achievement, the Company recognized total compensation expense of $411, $68 and $250 in 2017, 2016 and 2015, respectively.  Compensation expense recognized in 2017, 2016 and 2015 in connection with the RSUs was $701, $413 and $526, respectively.

In 2017, 2016 and 2015, a portion of the LTIP awards were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 97,586, 73,888 and 39,665 in 2017, 2016 and 2015, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $249, $84 and $88 in 2017, 2016 and 2015,

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2017	2016
Accrued expenses and other liabilities:
Accrued employee compensation and benefits	$2,470	$2,703
OTREXUP® product returns and sales allowances	2,140	1,484
Other liabilities	2,372	1,686
	$6,982	$5,873

8.	Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute up to 50% of their annual compensation into the plan up to the IRS annual limits. The Company makes elective contributions to the plan allocated in proportion to employee contributions.  For the years ended December 31, 2017, 2016 and 2015, the Company elected to make contributions to the plan totaling $590, $519 and $392, respectively.

9.	Leases

The Company has non-cancellable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Plymouth, Minnesota, a suburb of Minneapolis.  The leases require payment of all executory costs such as maintenance and property taxes.  The company also leases office equipment under short-term operating leases.  Rent expense incurred for the years ended December 31, 2017, 2016 and 2015 was $656, $680 and $672, respectively.  Future minimum lease payments under operating leases with remaining terms in excess of one year as of December 31, 2017 were as follows:

Amount
2018	$623
2019	566
2020	233
2021	238
2022	60
Thereafter	—
Total future minimum lease payments	$1,720

10.	Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from a maximum of 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iv) limitations on the deductibility of interest expense and executive compensation; (v) creation of new minimum taxes such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”); and (vi) the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which requires a one-time U.S. tax liability on earnings which have not previously been repatriated to the U.S. (“transition tax”).

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company calculated its best estimate of the impact of the TCJA based on its understanding of the TCJA and guidance available as of the filing date and recorded provisional amounts as of December 31, 2017. As a result of the corporate tax rate decreasing to 21%, the Company recorded a provisional estimate of a reduction to its deferred tax assets of $24,196 and a corresponding reduction to its valuation allowance. Because the Company’s foreign entities are in an accumulated earnings deficit, the Company estimates that there will be no one-time transition tax liability. The Company has not completed its accounting for the potential taxes imposed by BEAT, GILTI and executive compensation; however, the potential income tax impact, if any, will be recorded as a component of tax expense in the period incurred for tax year(s) beginning January 1, 2018 and forward.  U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require changes in our estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. Any subsequent adjustment to the estimated amounts is not expected to be material to the financial statements.

The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2017.  The Company incurred losses for both book and tax purposes for the year ended December 31, 2017, and, accordingly, no income taxes were provided.

Income (loss) before income taxes was derived from the following jurisdictions:

	2017	2016	2015
U.S.	$(16,762)	$(24,229)	$(21,831)
Switzerland	19	(10)	1,347
	$(16,743)	$(24,239)	$(20,484)

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2017, 2016 and 2015 as follows:

	2017	2016	2015
Statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(6.1)	(6.8)	(5.7)
Valuation allowance increase	(102.0)	35.9	35.2
Effect of foreign operations	—	—	(1.3)
Change in unused net operating loss and credit carryforwards	(4.0)	3.7	2.8
Nondeductible items	1.6	1.6	3.9
Impact of Tax Cuts and Jobs Act	144.5	—	—
	0.0%	0.4%	0.9%

Deferred tax assets (liabilities) as of December 31, 2017 and 2016 consist of the following:

	2017	2016
Gross deferred tax assets:
Net operating loss carryforward – U.S.	$43,046	$58,206
Net operating loss carryforward – Switzerland	67	65
Research and development tax credit carryforward	6,153	5,477
Deferred revenue	339	438
Stock-based compensation	1,882	2,678
Inventory reserve	140	364
Compensation accruals	662	996
Other	575	378
	52,864	68,602
Gross deferred tax liabilities – depreciation and amortization	(826)	(844)
Less valuation allowance	(52,038)	(67,758)
Net deferred tax asset	$—	$—

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $52,038 and $67,758, respectively.  The total valuation allowance decreased $15,720 for the year ended December 31, 2017 and increased $8,864 for the year ended December 31, 2016.

At both December 31, 2017 and 2016, the Company had deferred tax assets, net of valuation allowances, of zero.  In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or in which net operating loss or tax credit carryforwards can be utilized.  Both positive and negative evidence is considered in assessing the realizability of deferred tax assets and determining whether or not to record a valuation allowance. After considering the evidence with respect to the U.S. deferred tax assets, management determined that as of December 31, 2017, it continues to be more likely than not that the U.S. deferred tax assets will not be realized and has recorded a valuation allowance against all U.S. deferred tax assets.

The Company has a U.S. federal net operating loss carryforward at December 31, 2017 of $176,069, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. If not used, this carryforward will expire in years 2018 through 2037.  Additionally, the Company has research credit carryforwards of $5,617. These credits expire in years 2018 through 2037.

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

The Company also has a Swiss net operating loss carryforward at December 31, 2017, of $454, which is available to reduce income taxes payable in future years. If not used, $428 of this carryforward will expire in 2018.

As of December 31, 2017 and 2016, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months. The Company is subject to federal and state examinations for the years 2013 and thereafter. There are no tax examinations currently in progress.

11.	Significant Customers and Concentrations of Risk

Revenues by customer geographic location are summarized as follows:

	For the Years Ended December 31,
	2017	2016	2015
United States of America	$48,924	$45,531	$39,229
Europe	5,061	6,117	6,026
Other	530	574	403
	$54,515	$52,222	$45,658

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Teva	$20,949	$24,941	$17,715
AMAG	8,965	4,446	365
McKesson (1)	8,707	7,600	6,837
AmerisourceBergen(1)	6,098	4,903	4,527
Ferring	5,258	6,283	6,117
LEO Pharma	—	—	6,000

(1)	Revenue net of estimated sales returns and allowances based on OTREXUP® shipments to the distributor.

12.	Legal Proceedings

Pending Litigation

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

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al. (“Mackert”), in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Rao”) (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ anticipated motion to dismiss the securities action.

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.   The parties have filed a stipulation staying the action pending the court’s decision on defendants’ anticipated motion to dismiss the Smith action.

Patent Litigation Settlement

Medac Pharma, Inc. (“Medac Pharma”) announced that it submitted a NDA to the FDA for an auto-pen containing methotrexate in the first quarter of 2014.  On February 28, 2014, the Company filed a complaint against Medac Pharma and medac GmbH, the parent company of Medac Pharma, (medac GmbH, together with Medac Pharma, “Medac”) in the U.S. District Court for the District of Delaware, alleging infringement of two of the Company’s patents for technology regarding an auto injector and an auto injector containing methotrexate.  On March 14, 2014, Antares filed a motion for preliminary injunction seeking to enjoin Medac from selling its methotrexate auto-pen product if and when such product is approved for sale in the United States, pending the final resolution of

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

the litigation.  On April 18, 2014 an amended complaint was filed asserting four Antares patents, and the motion for preliminary injunction was updated.  On July 10, 2014, the District Court denied Antares’ motion for preliminary injunction. Antares filed an appeal of the denial of the motion for preliminary injunction with the U.S. Court of Appeals for the Federal Circuit, and in February 2015, that motion was denied.

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

In April 2015, Antares, Medac and the LEO Entities entered into a settlement agreement pursuant to which all of the proceedings related to Antares’ and Medac’s respective patents mentioned above and the proceeding pending before the Technical Board of Appeal of the European Patent Office were dismissed.  The settlement agreement also provided for a royalty-free cross-license under the patents named in the proceedings and their families allowing the manufacture and sale of OTREXUP® (methotrexate) injection and RASUVO™ in and for the U.S.

13.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2017
Total revenues	$12,007	$13,416	$15,052	$14,040
Gross profit	5,788	7,800	6,529	6,932
Net loss	(4,736)	(2,840)	(5,453)	(3,714)
Net loss per common share (1)	(0.03)	(0.02)	(0.03)	(0.02)
Weighted average shares	155,215,040	155,926,149	156,400,702	156,654,843
2016
Total revenues	$12,319	$12,228	$13,479	$14,196
Gross profit	5,543	4,910	5,445	7,507
Net loss	(7,656)	(6,061)	(6,121)	(4,500)
Net loss per common share (1)	(0.05)	(0.04)	(0.04)	(0.03)
Weighted average shares	154,858,079	154,936,096	155,060,811	155,111,435

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

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

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

Based on the Company’s assessment using the COSO Internal Control-Integrated Framework (2013) criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

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

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

The following table provides information for our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	12,148,828	$2.04	6,495,495

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2017 annual meeting, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2018 annual meeting, and is incorporated herein by reference.

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

(3)	Item 601 Exhibits - see list of Exhibits below
(b)	Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 4.1 to Form S-3 on April 12, 2006 and incorporated herein by reference.)

3.2	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 19, 2008 and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 15, 2007 and incorporated herein by reference.)

3.4	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 3.1 to Form 8-K on May 28, 2013 and incorporated herein by reference.)

3.5	Certificate of Amendment to Certificate of Incorporation of Antares Pharma, Inc. (Filed as exhibit 10.3 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

4.1	Form of Certificate of Common Stock (Filed as exhibit 4.1 to Form S-1/A on August 15, 1996 and incorporated herein by reference.)

4.2	Registration Rights Agreement with Permatec Holding AG dated January 31, 2001 (Filed as Exhibit 10.2 to Form 10-K on April 16, 2001 and incorporated herein by reference.)

4.3	Stock Purchase Agreement with Sicor Pharmaceuticals, Inc., dated November 23, 2005 (Filed as exhibit 10.55 to Form 10-K on March 20, 2006 and incorporated herein by reference.)

4.4+

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

10.1	Third Amendment of Stock Purchase Agreement, dated January 31, 2001 (Filed as exhibit 10.1 to Form 10-K on April 16, 2001 and incorporated herein by reference.)

10.2*	License Agreement between Antares Pharma, Inc. and Ferring, dated January 22, 2003 (Filed as exhibit 10.47 to Form 8-K on February 20, 2003 and incorporated herein by reference.)

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

10.7+	Antares Pharma, Inc. Severance Plan, dated May 29, 2014. (Filed as Exhibit 10.4 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.8+*	Form of Performance Stock Unit Grant. (Filed as Exhibit 10.5 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.9

Form of Indemnification Agreement between Antares Pharma, Inc. and each of its directors and executive officers.  (Filed as Exhibit 10.1 to Form 10-Q on August 10, 2015 and incorporated herein by reference.)

10.10+	Form of Restricted Stock unit Grant Agreement delivered by Antares Pharma, Inc. to each of its grantees (Filed as Exhibit 10.3 to Form 10-Q on August 10, 2015 and incorporated herein by reference.)

10.11

Loan and Security Agreement, dated as of June 6, 2017 by and among Antares Pharma, Inc. and Hercules Capital, Inc. and the several other banks and other financial institutions or entities from time to time party to the Loan Agreement (Filed as exhibit 10.1 to Form 8-K on June 7, 2017 and incorporated herein by reference.)

10.12+	Antares Pharma, Inc. Annual Incentive Plan, effective December 2, 2015 (Filed as Exhibit 99.1 to Form 8-K on December 8, 2015 and incorporated herein by reference.)

10.13+	Employment Agreement dated March 4, 2016 between Antares Pharma, Inc. and Robert F. Apple (Filed as exhibit 10.1 to Form 10-Q on May 9, 2016 and incorporated herein by reference.)

10.14+

Amended and Restated Employment Agreement dated June 30, 2016 between Antares Pharma, Inc. and James Fickenscher (Filed as exhibit 10.1 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.15+

Amended and Restated Employment Agreement dated June 30, 2016 between Antares Pharma, Inc. and Peter J. Graham (Filed as exhibit 10.2 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.16+	Form of Nonqualified Stock Option Grant Agreement (Filed as exhibit 10.4 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.17+	Form of Restricted Stock Unit Grant (Filed as exhibit 10.5 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.18+	Form of Restricted Stock Grant Agreement (Filed as exhibit 10.6 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.19+	Employment Agreement effective October 31, 2016 between Antares Pharma, Inc. and Fred M. Powell (Filed as exhibit 10.1 to Form 10-Q on November 9, 2016 and incorporated herein by reference.)

23.1 #	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 #	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 #	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 ##	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2 ##	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS #	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

*	Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission.
+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of March 2018.

ANTARES PHARMA, INC.

/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 13, 2018.

Signature	Title

/s/ Robert F. Apple	President and Chief Executive Officer, Director
Robert F. Apple	(Principal Executive Officer)

/s/ Fred M. Powell	Executive Vice President and Chief Financial Officer
Fred M. Powell	(Principal Financial and Accounting Officer)

/s/Leonard S. Jacob	Director, Chairman of the Board
Dr. Leonard S. Jacob

/s/Thomas J. Garrity	Director
Thomas J. Garrity

/s/Jacques Gonella	Director
Dr. Jacques Gonella

/s/Anton G. Gueth	Director
Anton G. Gueth

/s/Robert P. Roche, Jr.	Director
Robert P. Roche, Jr.

/s/Marvin Samson	Director
Marvin Samson