Form 10-Q
period 2018-03-31
ANTARES PHARMA, INC.
filed 2018-05-08
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 1, 2018 was 156,825,557.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,111	$26,562
Short-term investments	4,997	4,993
Accounts receivable	12,494	11,878
Inventories	9,929	9,275
Deferred costs	432	505
Prepaid expenses and other current assets	2,074	2,323
Total current assets	53,037	55,536
Equipment, molds, furniture and fixtures, net	15,892	16,158
Patent rights, net	1,267	1,401
Goodwill	1,095	1,095
Other assets	148	148
Total Assets	$71,439	$74,338
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,652	$5,957
Accrued expenses and other liabilities	6,868	6,982
Deferred gain	2,750	—
Deferred revenue	1,797	2,794
Total current liabilities	18,067	15,733
Long-term debt	24,925	24,858
Deferred revenue – long term	200	200
Total liabilities	43,192	40,791
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 156,821 and 156,675 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,568	1,567
Additional paid-in capital	303,847	302,965
Accumulated deficit	(276,478)	(270,285)
Accumulated other comprehensive loss	(690)	(700)
	28,247	33,547
Total Liabilities and Stockholders’ Equity	$71,439	$74,338

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue:
Product sales	$10,949	$10,037
Licensing and development revenue	1,285	1,640
Royalties	469	330
Total revenue	12,703	12,007
Cost of revenue:
Cost of product sales	6,536	5,448
Cost of development revenue	650	771
Total cost of revenue	7,186	6,219
Gross profit	5,517	5,788
Operating expenses:
Research and development	3,320	3,087
Selling, general and administrative	7,816	7,467
Total operating expenses	11,136	10,554
Operating loss	(5,619)	(4,766)
Interest expense	(631)	—
Other income	57	30
Net loss	$(6,193)	$(4,736)
Basic and diluted net loss per common share	$(0.04)	$(0.03)
Basic and diluted weighted average common shares outstanding	156,724	155,215

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
Net loss	$(6,193)	$(4,736)
Foreign currency translation adjustment	10	4
Comprehensive loss	$(6,183)	$(4,732)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,193)	$(4,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	985	536
Depreciation and amortization	604	494
Accretion of interest expense	52	—
Amortization of debt issuance costs	15	—
Amortization of premiums and discounts on investment securities	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(608)	1,190
Inventories	(655)	(1,525)
Prepaid expenses and other assets	250	(144)
Deferred costs	73	61
Accounts payable	550	1,139
Accrued expenses and other current liabilities	(99)	1,225
Deferred revenue	(999)	(2,222)
Net cash used in operating activities	(6,029)	(3,982)
Cash flows from investing activities:
Proceeds from sale of assets	2,750	—
Purchases of equipment, molds, furniture and fixtures	(61)	(427)
Additions to patent rights	(10)	(9)
Net cash provided by (used in) investing activities	2,679	(436)
Cash flows from financing activities:
Proceeds from exercise of stock options	28	381
Taxes paid related to net share settlement of equity awards	(130)	—
Net cash (used in) provided by financing activities	(102)	381
Effect of exchange rate changes on cash	1	(1)
Net decrease in cash and cash equivalents	(3,451)	(4,038)
Cash and cash equivalents:
Beginning of period	26,562	27,715
End of period	$23,111	$23,677
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$173	$94
Additions to patent rights recorded in accounts payable and accrued expenses	$6	$48

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and manufactures, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance the existing drug compounds and delivery methods. The subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. The Company has a portfolio of proprietary and partnered products, including approved commercial products and several partnered product candidates in advanced stages of development.  The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”) and AMAG Pharmaceuticals, Inc. (“AMAG”), and has multiple ongoing internal and partnered product development programs.

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

In collaboration with AMAG, the Company developed a subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement.  In February 2018, the FDA approved AMAG’s supplemental New Drug Application (“sNDA”) for the Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The Company is the exclusive supplier of the devices and final assembled and packaged commercial product. AMAG launched the product for commercial sale in the first quarter of 2018.

The Company is developing XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, and submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA in December 2016.  In October 2017, the Company received a Complete Response Letter (the “CRL”) from the FDA for XYOSTEDTM, which identified two deficiencies. In February 2018, the Company met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. In March 2018, the Company provided a resubmission in response to the CRL, which was accepted by the FDA and assigned a target action date of September 29, 2018.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), supplemented with a number of subsequent amendments issued by the FASB and collectively referred to herein as “Topic 606”.  This guidance supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”) and requires entities to recognize revenues when control of promised goods or

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts, as reported, were not adjusted. The cumulative effects of the adoption of the new standard were not material to the Company or its consolidated financial statements. In addition, the difference between the amount of revenue recognized for the three months ended March 31, 2018 under Topic 606 as compared to the amount of revenue that would have been recognized under Topic 605 is not material. See Revenue Recognition below for additional information about the Company’s revenue recognition policy in accordance with Topic 606.

In May 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  The amendments clarify that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The Company adopted ASU 2017-05 effective January 1, 2018, which did not have any impact on the consolidated financial statements or result in any adjustment to opening retained earnings.  See additional information about the impact of this standard in connection the accounting for the sale of assets discussed in Note 3.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to terms and conditions of share-based awards require an entity to apply modification accounting under Topic 718. This new standard is effective for annual reporting periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets in the statement of financial position upon adoption of ASU 2016-02 effective January 1, 2019.

Investments

The Company’s investments consist of U.S. government agency notes that are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  At March 31, 2018 and December 31, 2017, the Company’s investments had a carrying value of $4,997 and $4,993, respectively, which approximated fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $522 and $510 at March 31, 2018 and December 31, 2017, respectively.  Inventories consist of the following:

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
Inventories:
Raw material	$118	$118
Work in process	7,248	6,223
Finished goods	2,563	2,934
	$9,929	$9,275

Long-term debt

The carrying value of the Company’s term loan was $24,925 and $24,858 as of March 31, 2018 and December 31, 2017, respectively, which is presented net of unamortized debt issuance costs.  As of March 31, 2018, the prime-based variable interest rate was 9.25%. The Company believes that the carrying value of the term loan approximates its fair value based on the borrowing rates currently available for loans with similar terms.

Revenue Recognition

The Company generates revenue from product sales, license and development activities and royalty arrangements.  Revenue is recognized when or as the Company transfers control of the promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

The Company sells its proprietary product OTREXUP® to wholesale pharmaceutical distributors. Product revenue from sales of OTREXUP® is recognized upon delivery of the goods to distributors and is presented net of estimated returns and product sales allowances for wholesaler discounts, prompt pay discounts, chargebacks, rebates and other patient discount programs. The Company estimates returns and product sales allowances using the expected value method based on historical trends and other known factors. Rebates are estimated using the most likely method based on historical trends and the terms of contracts in place.

The Company sells Sumatriptan Injection USP to Teva under a license, supply and distribution agreement. The Company is initially compensated at cost for shipments of product to Teva and is entitled to receive 50 percent of the net profits from commercial sales made by Teva.  The Company recognizes revenue, including the estimated variable consideration it expects to receive for contract margin on future commercial sales, upon shipment of the goods to Teva.  The estimated variable consideration is recognized at an amount the Company believes is not subject to significant reversal based on historical experience and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.

The Company is the exclusive supplier of the Makena® subcutaneous auto injector product to AMAG under a manufacturing agreement. Because the product that the Company produces for AMAG is custom product with no alternative use and the Company has a right to payment for performance completed to date, control is continuously transferred to the customer with respect to the product supply and therefore revenue is recognized at the transaction price as product is manufactured pursuant to firm purchase orders. The amount of revenue recognized in excess of the amount billed to the customer, if any, is recorded in accounts receivable due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.

The Company generally contracts with its partners/customers for license, development and supply arrangements involving highly-customized customer-specific deliverables and development activities that often span multiple phases of a product lifecycle and include multiple performance obligations. For such arrangements, the Company allocates consideration to each performance obligation at inception of the arrangement based on relative standalone selling price, which is generally determined based on the expected cost plus margin.  License fees received in exchange for the grant of a license to the Company’s functional intellectual property (“IP”) such as patented technology and know-how in connection with a partnered development arrangement are generally recognized at inception of the arrangement or over the development period depending on the facts and circumstances, as the license is not generally distinct from the non-licensed goods or services to be provided under the contract. Sales or usage based royalties for which the license is the predominant item to which the royalties relate are recognized at the later of when sales or usage occurs. Other forms of variable consideration, such as milestone payments that are contingent upon the occurrence of future events, are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The Company’s typical payment terms for development contracts include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for the cash received in advance of performance, which is presented within deferred revenue on the balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The advance payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract.

Revenues from development contracts and partnered product supply arrangements, other than the product supplied under the AMAG manufacturing agreement described above, are recognized at the point in time in which the performance obligation is satisfied and control of the good or service is transferred to the customer.  Factors that may indicate that the transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets and the Company has a present right to payment.

Most often, amendments or modifications to existing development contracts are for goods or services that are distinct from the initial contract and are accounted for as a separate contract.

The Company has elected to recognize the cost for freight and shipping activities as fulfilment cost. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying products is transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenue.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of March 31, 2018, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $2.3 million. The Company expects to recognize revenue on the remaining performance obligations over the next twelve months.

3.	Sale of Assets

In October 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million non-refundable upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received in February 2018 upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing; a third installment of $4.75 million payable upon satisfaction of certain conditions including further document transfer, Ferring’s successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring, which the Company anticipates may occur by the end of 2018.

In the fourth quarter of 2017, the Company recognized a gain on sale of assets upon receipt of the $2.0 million non-refundable upfront payment and transfer of certain manufacturing equipment and patents to Ferring. The second and third installments are refundable to Ferring under certain circumstances if completion of the transaction does not occur within a specified timeframe.  Given the uncertainty about the payment and refundability of each subsequent milestone, under ASU 2017-05, the gain on the remaining milestone payments will be recognized when it becomes probable that a significant reversal of the gain will not occur, to be reviewed and updated at each reporting period. During the three months ended March 31, 2018, the Company satisfied certain conditions and received the second installment of $2.75 million.  Cash proceeds received in excess of recognized gain have been recorded as deferred gain in the accompanying consolidated balance sheet.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

4.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the amended and restated Plan is 32,200 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of March 31, 2018, the Plan had approximately 6,600 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the three months ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2017	12,149	$2.04
Granted	—	—
Exercised	(32)	0.85
Cancelled/Forfeited	(76)	2.13
Outstanding at March 31, 2018	12,041	2.04	6.9	$5,275
Exercisable at March 31, 2018	9,032	$2.00	6.3	$4,240

 During the three months ended March 31, 2018, stock option exercises resulted in cash proceeds to the Company of $28 and the issuance of 32 shares of common stock.  Stock option exercises resulted in proceeds of $381 and the issuance of 280 shares of common stock in the three months ended March 31, 2017.

The Company recognized $661 and $468 of compensation expense related to stock options for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there was $3,068 of total unrecognized compensation cost related to non-vested outstanding stock options that is expected to be recognized over a weighted average period of approximately 1.8 years.

Long Term Incentive Program

The Company’s Board of Directors has approved a long-term incentive program (“LTIP”) for the benefit of the Company’s senior executives.  Pursuant to the LTIP, the Company’s senior executives have been awarded stock options, restricted stock units (“RSU”) and performance stock units (“PSU”) with targeted values based on values granted to similarly situated senior executives in the Company’s peer group.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The PSU awards and RSU awards granted under the long-term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,456	$2.20	1,157	$2.12
Granted	—	—	—	—
Vested/settled	(173)	2.18	—	—
Forfeited/expired	—	—	—	—
Outstanding at March 31, 2018	1,283	$2.21	1,157	$2.12

In connection with PSU awards, the Company recognized compensation expense of $79 and $8 for the three months ended March 31, 2018 and 2017, respectively.  Compensation expense recognized in connection with RSU awards was $245 and $60 for the three months ended March 31, 2018 and 2017, respectively.

The LTIP awards that vested during the three months ended March 31, 2018 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld 59 shares to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. Total payments for the employees’ tax obligations to the taxing authorities were $130 and are reflected as a financing activity within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company. There were no LTIP awards that vested or were settled during the three months ended March 31, 2017.

5.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three months ended March 31,
	2018	2017
OTREXUP®	$3,971	$4,564
Sumatriptan Injection USP	2,792	3,593
Auto injector and pen injector devices	2,834	515
Needle-free injector devices and components	1,352	1,365
Total product sales	10,949	10,037
Licensing and development revenue	1,285	1,640
Royalties	469	330
Total revenue	$12,703	$12,007

Revenues disaggregated by customer location are as follows:

	Three Months Ended
	March 31,
	2018	2017
United States of America	$11,201	$10,668
Europe	1,419	1,155
Other	83	184
	$12,703	$12,007

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	Three Months Ended
	March 31,
	2018	2017
Teva	$4,167	$4,963
AMAG	2,834	767
McKesson	1,843	2,224
AmerisourceBergen	1,423	1,408
Ferring	1,474	1,307

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and other share-based awards excluded from dilutive loss per share because their effect was anti-dilutive totaled 14,481 and 12,501 at March 31, 2018 and 2017, respectively.

7.	Commitments and Contingencies

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

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al. (“Mackert”), in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Rao”) (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ anticipated motion to dismiss the Smith action.

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.   The parties have filed a stipulation staying the action pending the court’s decision on defendants’ anticipated motion to dismiss the Smith action.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

our expectations regarding sales of Sumatriptan Injection USP to our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), and Teva’s ability to successfully distribute and sell Sumatriptan Injection USP;

•

our expectations regarding the continued development of XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, the adequacy of our response to the deficiencies raised in the Complete Response Letter (“CRL”) received from the United States Food and Drug Administration (“FDA”) for XYOSTEDTM, and whether FDA approval will be received for XYOSTEDTM;

•	our expectations regarding the ability of our partner, AMAG Pharmaceuticals, Inc. (“AMAG”), to successfully commercialize the Makena® auto injector product;
•	our expectations regarding continued product development with Teva, and the potential FDA approval and AB-rating, of the VIBEX® Epinephrine Pen (“epinephrine auto injector”);
•

our expectations regarding continued product development with Teva of the teriparatide multi-dose disposable pen injector and exenatide multi-dose disposable pen injector, and Teva’s ability to obtain FDA approval and AB-rating for each of those products;

•

our expectations about the timing and successful completion of the sale of our worldwide rights, including certain assets, for the needle-free auto injector device product line to Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”);

•	our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the pending securities class action and derivative actions;
•	our expectations regarding trends in pharmaceutical drug delivery characteristics;
•	our anticipated continued reliance on contract manufacturers to manufacture our and our partners’ products;
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

•	our future cash flows and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation;
•	our expectations regarding our financial and operating results for the year ending December 31, 2018; and
•	other statements regarding matters that are not historical facts or statements of current condition.

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

•	changes or delays in the regulatory review and approval process;
•	our inability to adequately or timely respond to or address deficiencies identified in a CRL from the FDA;
•	delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
•	our inability to effectively market our products and services or obtain and maintain arrangements with our customers, partners and manufacturers;
•	our inability to effectively protect our intellectual property;
•	costs associated with future litigation and the outcome of such litigation;
•	our inability to attract and retain key personnel;
•	our inability to obtain additional financing, reduce expenses or generate funds when necessary; and
•	adverse economic and political conditions.

In addition, you should refer to the “Risk Factors” sections of this report and of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Overview

Company and Product Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our drug delivery technology to enhance the drug compounds and delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to improve safety and efficacy, reduce side effects, and enhance patient comfort and adherence. Our subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and several product candidates in advanced stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva and AMAG.

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

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement.  On February 14, 2018, the FDA approved AMAG’s supplemental New Drug Application (“sNDA”) for the Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, which was launched for commercial sale by AMAG in March 2018.

We also make reusable, needle-free injection devices that administer injectable drugs, which are currently marketed primarily through Ferring and JCR Pharmaceuticals Co., Ltd., for use with human growth hormone. In October 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring (the “Ferring Transaction”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments consisting of the following: a $2.0 million non-refundable upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received in February 2018 upon delivery of certain documentation and satisfaction of certain conditions primarily related to the needle-free product manufacturing; a third installment of $4.75 million payable to us upon satisfaction of certain conditions, including further document transfer, Ferring’s successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the needle-free product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which we anticipate may occur by the end of 2018. The completion of the transaction is subject to significant conditions and uncertainties, and the second and third installments are refundable to Ferring under certain circumstances if completion of the transaction does not occur within a specified timeframe.  There can be no assurances that the Completion Date will occur within this estimated timeframe or at all.

We will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Overview of Clinical, Regulatory and Product Development Activities

We are developing XYOSTED™ for testosterone replacement therapy and submitted a 505(b)(2) NDA with the FDA in December 2016. We conducted a multi-center, phase III clinical study, QST-13-00, evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males with a documented diagnosis of hypogonadism. The study evaluated the pharmacokinetics of testosterone relative to the endpoints required by the FDA for all testosterone products, and the results showed that the primary endpoint was achieved.  We conducted a supplemental safety and pharmacokinetic study, QST-15-005, which included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including vital signs, laboratory assessments, adverse events and injection site assessments.  The results of these two studies formed the clinical basis of our NDA submission for XYOSTED™.

On October 11, 2017, we received a letter from the FDA stating that, as part of its ongoing review of the NDA, the FDA has identified deficiencies that preclude the continuation of the discussion of labeling and postmarketing requirements/commitments.  On October 20, 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM, which identified two deficiencies and indicated that the NDA cannot be approved in its current form. Based on findings in our clinical studies, the FDA stated its concern that XYOSTEDTM could cause a clinically meaningful increase in blood pressure.  In addition, the CRL raised concern regarding the occurrence of depression and suicidality.  On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM, and on March 29, 2018, we provided a resubmission in response to the CRL, which was accepted by the FDA and assigned a target action date of September 29, 2018.

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

Critical Accounting Policies

Our management’s discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our financial statements in accordance with GAAP requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain of our significant accounting policies that we believe to be the most critical to understanding our results of operations and financial condition because they require the most subjective and complex judgments. The following supplements our critical accounting policies, which are fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“Topic 606”) using the modified retrospective transition method. This new standard supersedes the former revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Our result of operations for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts, as reported, are not adjusted. The effects of the adoption of the new standard were not material to our consolidated financial statements, and the difference between the amount of revenue recognized for the three months ended March 31, 2018 under Topic 606 as compared to the amount of revenue that would have been recognized under Topic 605 was not material. The following is a summary, and the critical aspects, of our revenue recognition policy under Topic 606.

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Revenue is recognized when or as we transfer control of the promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.

We enter into contracts with customers and partners that often contain multiple elements such as licensing, development, manufacturing and commercialization components. These arrangements are often complex and we may receive various types of consideration over the life of the arrangement, including: up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.

In assessing our revenue arrangements, we must identify the contract and consider whether one or more contracts or elements should be combined to form a contract, determine the transaction price including an estimation of any variable consideration we expect to receive under the contract, identify each of our performance obligations or promises of goods or services to the customer, allocate the transaction price to each of the performance obligations, and recognize revenue when or as the performance obligations are satisfied.  Each of these steps in the revenue recognition process requires management to make judgements and/or estimates. The most significant judgements and estimates include: the estimation of product returns and sales allowances and other variable consideration such as expected contract margin and royalties. We base these estimates on historical experience and a review of the fact and circumstances that exist as of each reporting date.

Results of Operations

We reported net losses of $6.2 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. Net loss per share was $0.04 for the three months ended March 31, 2018 as compared to $0.03 for the three months ended March 31, 2017.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The following is an analysis and discussion of our operations for the three months ended March 31, 2018 as compared to the same periods in 2017.

Revenues

Total revenue for the three months ended March 31, 2018 and 2017 was $12.7 million and $12.0 million, respectively, representing an increase in total revenue of 6% on a comparative basis. The following table provides details about the components of our revenue (in thousands):

	Three months ended March 31,
	2018	2017
OTREXUP®	$3,971	$4,564
Sumatriptan Injection USP	2,792	3,593
Auto injector and pen injector devices	2,834	515
Needle-free injector devices and components	1,352	1,365
Total product sales	10,949	10,037
Licensing and development revenue	1,285	1,640
Royalties	469	330
Total revenue	$12,703	$12,007

OTREXUP®

For the three months ended March 31, 2018 and 2017, we recognized revenue of $4.0 million and $4.6 million, respectively, from sales of OTREXUP®, which is presented net of estimated product returns and sales allowances. The net decrease in OTREXUP® sales revenue for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to the recognition of an additional $1.3 million of revenue in the three months ended March 31, 2017 as a result of a change in estimation and recognition method for amounts that were previously deferred.  Prior to the first quarter of 2017, due to lack of sufficient sales and returns history, revenue was initially deferred upon shipment to distributors and recognized based on estimated prescriptions dispensed or expiration of customer right of return.  We began recognizing revenue upon delivery to distributors, net of estimated returns, in the first quarter of 2017. Excluding the effects of this one-time change in estimate in the prior year, OTREXUP® sales revenue for the three months ended March 31, 2018 exceeded revenue for the three months ended March 31, 2017, driven by an increase in unit sales to distributors offset by an increase in estimated returns and sales allowances.

Sumatriptan Injection USP

We sell, through our commercialization partner Teva, Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults. We recognized $2.8 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in revenue for the three months ended March 31, 2018  compared to 2017 is primarily attributable to lower product shipments to Teva.

Auto injector and pen injector devices

Product sales of auto injector devices were $2.8 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. We manufacture and sell device components and fully assembled and packaged product to AMAG and Teva. The increase in sales of auto injector devices for the three months ended March 31, 2018 as compared to the same period in 2017 is attributable to sales of Makena® auto injectors to AMAG, which was approved by the FDA and launched for commercial sale by AMAG in the first quarter of 2018.

Needle-free injector devices and components

Revenue from reusable needle-free injector devices and disposable components was $1.4 million for both the three months ended March 31, 2018 and 2017.  These revenues were generated primarily from sales to Ferring, which sells our needle-free injector for use with its hGH products in Europe, Asia and the U.S.  In October 2017, we announced the sale of the worldwide rights related to the needle-free auto injector product and anticipate that the transaction may be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply devices until the completion date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Licensing and development revenue

Licensing and development revenue include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform development activities or develop new products on their behalf.  Licensing and development revenue was $1.3 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in development revenue recognized for the three months ended March 31, 2018 as compared to 2017 was primarily a result of a reduction in development activities with AMAG for the Makena® auto injector product.  We also have ongoing development activities with Teva in connection with the pen injector programs.

Royalties

Royalty revenue was $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in royalty revenue was attributable to the launch of the Makena® auto injector product by AMAG in the first quarter of 2018, upon which we earn royalties based on a percentage of AMAG’s net sales of the product. We also receive royalties on sales of gel-based products commercialized through partners, and from Ferring related to needle-free injector device sales and on its sales of ZOMACTONTM in the U.S. However, as discussed above, in October 2017 we announced the sale of the worldwide rights related to the needle-free device product line to Ferring and anticipate that the transaction may be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three months ended March 31,
	2018	2017
Total revenue	$12,703	$12,007
Total cost of revenue	7,186	6,219
Gross profit	$5,517	$5,788
Gross profit percentage	43%	48%

Our gross profit was $5.5 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in our gross profit was primarily attributable to changes in our product revenue and cost of sales, which are summarized in the following table (in thousands):

	Three months ended March 31,
	2018	2017
Product sales	$10,949	$10,037
Cost of product sales	6,536	5,448
Product gross profit	$4,413	$4,589
Product gross margin percentage	40%	46%

Product gross profit decreased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to lower net revenue from OTREXUP® sales, lower contract margin received from Teva on sales of Sumatriptan Injection USP, and an increase in sales of Makena® auto injector devices to AMAG, which have a lower margin than our proprietary products.  The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing and overhead expenses.

Other variations in revenue, cost of revenue and gross profit are attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period. The cost of development revenue consists primarily of direct external costs, some of which may have been previously incurred and deferred.  The cost of development revenue in each period was primarily related to revenue recognized under the Teva auto injector and pen injector programs and development activities for the Makena® auto injector with AMAG.

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $3.3 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in research and development costs on a comparative basis is primarily due to additional spending associated with potential new products and post-CRL activities for XYOSTEDTM.  In October 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM, and in February 2018 we met with the FDA to discuss a potential path forward. We submitted a complete response to the CRL for XYOSTEDTM on March 29, 2018.  See further discussion of our research and development activities related to XYOSTEDTM in the “Research and Development Programs” section below.

Selling, General and Administrative

Selling, general and administrative expenses were $7.8 million and $7.5 million for three months ended March 31, 2018 and 2017, respectively.  The increase in selling, general and administrative expenses was primarily attributable to an increase in compensation and benefits expense, offset by a reduction in legal expenses.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $23.1 million and short-term investments of $5.0 million. Our principal liquidity needs are to fund our research and development activities and for the payment of other operating expenses. We have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations and we continue to operate primarily by raising capital.  Our primary sources of liquidity are proceeds from equity offerings and debt issuance. We believe that the combination of our current cash and cash equivalents, short-term investments, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-Term Debt Financing

In June 2017, we entered into a loan and security agreement for a term loan of up to $35.0 million (the “Term Loan”), the proceeds of which are to be used for working capital and general corporate purposes. The first advance of $25.0 million was funded upon execution of the Loan Agreement in June 2017. Under the terms of the Loan Agreement, we may, but are not obligated to, request one or more additional advances of at least $5.0 million not to exceed $10.0 million in the aggregate, subject to the Company achieving certain corporate milestones and satisfying customary conditions. The corporate milestones must be achieved, and the option to request additional advances must be exercised, prior to September 30, 2018, which is currently unlikely to occur.  Payments under the Loan Agreement are interest only until the first principal payment is due on August 1, 2019, provided that the interest only period may be extended to February 1, 2020 if the certain corporate milestones are achieved. The Loan Agreement also requires us to pay a fee equal to 4.25% of the total original principal amount of all term loan advances, which is due upon repayment of the Term Loan at either maturity or earlier repayment.

At the Market Common Stock Offering Program

In August 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $30.0 million through Cowen as our sales agent and/or principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. We will pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. We are not obligated to make any sales of our common stock under the Sales Agreement and as of the date of this report we have not sold any common stock pursuant to the Sales Agreement.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development projects, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $6.0 million for the three months ended March 31, 2018 and $4.0 million for the three months ended March 31, 2017.  The increase in net cash used in operating activities was primarily driven by our increased net loss, inventory build, changes in accounts receivable and deferred revenue, and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2018 as compared to net cash used in investing activities of $0.4 million for the three months ended March 31, 2017.  The net cash inflow for the three months ended March 31, 2018 was attributable to the receipt of $2.75 million in connection with the Ferring Transaction offset by payments for capital expenditures and patent acquisition costs.  The cash outflow for the three months ended March 31, 2017 was solely attributable to capital expenditures and payment of patent acquisition costs.

Net Cash Flows from Financing Activities

The net cash flow used in financing activities was $0.1 million for the three months ended March 31, 2018, and consisted of cash proceeds received from the exercise of stock options offset by amounts remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and other employment taxes. Cash provided by financing activities for the three months ended March 31, 2017 was $0.4 million, which was attributable to proceeds received in connection with the exercise of stock options.

Contractual Obligations

There have been no changes or material modifications to our contractual obligations as presented in our Annual Report on Form 10-K as of and for the year ended December 31, 2017.

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

In December 2012, we conducted a pre-IND (Investigational New Drug application) meeting with the FDA as part of preparing to initiate clinical development of XYOSTEDTM, establishing a path forward.  In September 2013, we announced that the first patients were dosed in a Phase II clinical study evaluating the pharmacokinetic (“PK”) profile of testosterone enanthate administered weekly by subcutaneous injection at doses of 50 mg and 100 mg via our QuickShot® auto injector device in adult males with testosterone deficiencies associated with hypogonadism and hypogonadotropic hypogonadism. The study enrolled 39 patients at nine investigative sites in the U.S.  In this study, we showed that either dose of XYOSTEDTM resulted in most patients achieving average levels of testosterone within the normal range from the first dose onward. Patients on the 100 mg dose often had maximum serum concentrations above the FDA recommended range, whereas patients dosed with 50 mg often had levels returning to baseline between doses. Analysis of the data indicated that a 75mg dose would achieve the appropriate blood concentrations.

In November 2014, the last patient was enrolled in a 52-week single arm dose-blinded, concentration controlled multiple-dose, phase III study, QST-13-003, to evaluate the efficacy and safety of XYOSTEDTM administered subcutaneously once each week to testosterone-deficient adult males.  Patients enrolled in this study had a documented diagnosis of hypogonadism and testosterone deficiency defined as having testosterone levels below 300 ng/dL.  The study included a screening phase, a treatment titration (efficacy) phase and an extended treatment phase.  One hundred fifty patients were enrolled in this study.  Patients meeting all eligibility criteria were assigned to receive a starting dose of 75 mg of XYOSTEDTM once weekly for six weeks.  Adjustments to dose could be made at week seven based upon the week six pre-dose blood level. Based on the blood level observed at week six, patients were subsequently dosed at 50 mg, 75 mg or 100 mg weekly. The testosterone levels and dose adjustment to regulate testosterone levels were evaluated after 12 weeks of treatment.

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

In June 2015, we finalized and submitted the protocol for a second phase III study, QST-15-005, to increase the number of patients evaluated for safety through 26 weeks, and in August 2015, the first patients were enrolled in the study.  QST-15-005 was a dose-blind, multiple-dose, concentration-controlled 26-week supplemental safety and pharmacokinetic study of XYOSTED™, which included a screening phase, a treatment titration phase, and a treatment phase for evaluation of safety and tolerability assessments including vital signs, laboratory assessments, adverse events and injection site assessment. The primary objective was to study the safety of XYOSTED™ administered subcutaneously once each week to adult males with hypogonadism. Patients meeting all eligibility criteria were assigned to receive 75 mg of XYOSTED™ once weekly for six weeks.  According to the protocol, adjustments to dose could be made at week seven based upon the week six Ctrough value.  As in the prior study, XYOSTED™ was provided to clinical sites at dosage strengths of 100 mg, 75 mg and 50 mg to be utilized in dose titration.

In early November 2015, enrollment was complete in study QST-15-005. The safety population, defined as patients who received at least one dose of the study drug, consisted of 133 patients dosed with XYOSTED™.  In June 2016, the last patient had completed treatment under QST-15-005, and in September 2016 we announced the results of the study. The most common adverse reactions (incidence ≥5%) in the QST-15-005 study were increased hematocrit, upper respiratory tract infection and injection site ecchymosis. There were four patients with treatment emergent SAE’s, which included one patient with transient visual impairment determined not to be drug related, one patient with appendicitis that was not drug related and one patient with deep vein thrombosis (DVT).  The investigator attributed DVT as possibly drug related, which is consistent with testosterone class label warnings.  The fourth patient had multiple hospitalizations related to septic arthritis and coronary artery disease, with a complicated clinical course post-angioplasty. These multiple reported events from the fourth patient were deemed not to be drug related, as there was evidence of pre-existing clinically significant coronary artery disease manifest as worsening angina prior to enrolling in the study.  There were no reported adverse events consistent with urticaria, POME or anaphylaxis.  The safety data collected also included an assessment of pain.

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

Following the receipt of the CRL for XYOSTEDTM, we prepared a comprehensive briefing document, which was submitted to the FDA on December 21, 2017 along with a written request for a Type A meeting. A Type A meeting is a formal meeting requested by a sponsor within three months after an FDA regulatory action for purposes of discussing post-CRL activities. On February 21, 2018, we met with the FDA to discuss a potential path forward for submission of a response to the CRL for XYOSTEDTM. On March 29, 2018, we provided a resubmission in response to the CRL for XYOSTEDTM, which was accepted by the FDA and assigned a target action date of September 29, 2018.

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

Exenatide multi-dose disposable pen injector

We designed and produced, under a license, development and supply agreement with Teva, a multi-dose disposable pen injector for use with a generic form of BYETTA® (exenatide injection) for the treatment of diabetes.  Teva is working through the U.S. regulatory approval process for its exenatide pen using the ANDA pathway.

Teriparatide multi-dose disposable pen injector

We also designed and produced for Teva another multi-dose disposable pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva is working through the U.S. regulatory approval process for a generic version of Forteo® (teriparatide [rDNA origin] injection) using the ANDA pathway.  Teva and Lilly settled their Paragraph IV patent litigation, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

Other Research and Development Costs.  In addition to our development of XYOSTEDTM and our device development projects with Teva and AMAG, we incur direct costs associated with other internal research and development projects and indirect costs that include personnel costs, administrative and other operating costs related to managing our research and development activities.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. We are in the process of evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02 effective January 1, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended March 31, 2018 was not material.

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

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing we obtained in June 2017.  Our Term Loan, with a current outstanding principal of $25.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The calculated prime-based variable rate was 9.25% at March 31, 2018.  An incremental increase to the maximum interest rate of 9.50% would not have a material impact on our annual interest expense.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than additional controls that were designed and implemented in connection with the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

On January 12, 2018, a stockholder of our Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al. (“Mackert”), in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Rao”) (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ anticipated motion to dismiss the Smith action.

On January 17, 2018, a stockholder of our Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.   The parties have filed a stipulation staying the action pending the court’s decision on defendants’ anticipated motion to dismiss the Smith action.

Item 1A.	RISK FACTORS

In addition to the information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ANTARES PHARMA, INC.

May 8, 2018	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2018	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)