Form 10-Q
period 2018-06-30
ANTARES PHARMA, INC.
filed 2018-08-07
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 1, 2018 was 157,436,701.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$28,782	$26,562
Short-term investments	—	4,993
Accounts receivable	14,072	11,878
Inventories	10,680	9,275
Deferred costs	411	505
Prepaid expenses and other current assets	1,915	2,323
Total current assets	55,860	55,536
Equipment, molds, furniture and fixtures, net	15,569	16,158
Patent rights, net	1,133	1,401
Goodwill	1,095	1,095
Other assets	148	148
Total Assets	$73,805	$74,338
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,577	$5,957
Accrued expenses and other liabilities	9,063	6,982
Deferred gain	7,500	—
Deferred revenue	827	2,794
Total current liabilities	23,967	15,733
Long-term debt	24,992	24,858
Deferred revenue – long term	200	200
Total liabilities	49,159	40,791
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 157,437 and 156,675 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,574	1,567
Additional paid-in capital	304,770	302,965
Accumulated deficit	(280,998)	(270,285)
Accumulated other comprehensive loss	(700)	(700)
	24,646	33,547
Total Liabilities and Stockholders’ Equity	$73,805	$74,338

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product sales	$11,095	$7,344	$22,044	$17,381
Licensing and development revenue	1,785	5,807	3,070	7,447
Royalties	1,282	265	1,751	595
Total revenue	14,162	13,416	26,865	25,423
Cost of revenue:
Cost of product sales	6,677	3,634	13,213	9,082
Cost of development revenue	283	1,983	933	2,754
Total cost of revenue	6,960	5,617	14,146	11,836
Gross profit	7,202	7,799	12,719	13,587
Operating expenses:
Research and development	3,650	3,159	6,970	6,246
Selling, general and administrative	7,463	7,360	15,279	14,827
Total operating expenses	11,113	10,519	22,249	21,073
Operating loss	(3,911)	(2,720)	(9,530)	(7,486)
Interest expense	(654)	(168)	(1,285)	(168)
Other income	45	48	102	78
Net loss	$(4,520)	$(2,840)	$(10,713)	$(7,576)
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.05)
Basic and diluted weighted average common shares outstanding	157,024	155,926	156,875	155,573

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(4,520)	$(2,840)	$(10,713)	$(7,576)
Foreign currency translation adjustment	(10)	13	—	17
Comprehensive loss	$(4,530)	$(2,827)	$(10,713)	$(7,559)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,713)	$(7,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,050	1,284
Depreciation and amortization	1,207	971
Write-off of capitalized patent costs	—	46
Accretion of interest expense	104	14
Amortization of debt issuance costs	29	4
Amortization of premiums and discounts on investment securities	(7)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(2,193)	10
Inventories	(1,405)	(2,519)
Prepaid expenses and other assets	408	(310)
Deferred costs	94	880
Accounts payable	607	721
Accrued expenses and other current liabilities	1,704	49
Deferred revenue	(1,967)	(3,668)
Net cash used in operating activities	(10,082)	(10,095)
Cash flows from investing activities:
Proceeds from sale of assets	7,500	—
Proceeds from maturities of investment securities	5,000	—
Purchases of investment securities	—	(9,964)
Purchases of equipment, molds, furniture and fixtures	(336)	(529)
Additions to patent rights	(19)	(57)
Net cash provided by (used in) investing activities	12,145	(10,550)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000
Payment of debt issuance costs	—	(241)
Proceeds from exercise of stock options	291	1,590
Taxes paid related to net share settlement of equity awards	(135)	—
Net cash provided by financing activities	156	26,349
Effect of exchange rate changes on cash	1	(1)
Net increase in cash and cash equivalents	2,220	5,703
Cash and cash equivalents:
Beginning of period	26,562	27,715
End of period	$28,782	$33,418
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$34	$272
Additions to patent rights recorded in accounts payable and accrued expenses	$12	$18
Supplemental disclosure of non-cash financing activities:
Tax withholding on net settled equity awards included in accrued liabilities	$392	$249
Debt issuance costs included in accounts payable and accrued expenses	$—	$52

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and manufactures, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance the existing drug compounds and delivery methods. The subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. The Company has a portfolio of proprietary and partnered products, including approved commercial products and product candidates in advanced stages of development.  The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”) and AMAG Pharmaceuticals, Inc. (“AMAG”), and has multiple ongoing internal and partnered product development programs.

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), supplemented with a number of subsequent amendments issued by the FASB and collectively referred to herein as “Topic 606”.  This guidance supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”) and requires entities to recognize revenues when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

transition method. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts, as reported, were not adjusted. The cumulative effects of the adoption of the new standard were not material to the Company or its consolidated financial statements. In addition, the difference between the amount of revenue recognized for the three and six months ended June 30, 2018 under Topic 606 as compared to the amount of revenue that would have been recognized under Topic 605 is not material. See Revenue Recognition below for additional information about the Company’s revenue recognition policy in accordance with Topic 606.

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

Investments

From time to time, the Company invests in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  At June 30, 2018, the Company had no short-term investments, and at December 31, 2017, the Company’s investments had a carrying value of $4,993, which approximated fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $335 and $510 at June 30, 2018 and December 31, 2017, respectively.  Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Inventories:
Raw material	$118	$118
Work in process	7,438	6,223
Finished goods	3,124	2,934
	$10,680	$9,275

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. As of June 30, 2018 and December 31, 2017, the Company’s equipment, molds, furniture and fixtures totaled $15,569 and $16,158, respectively, which is presented net of accumulated depreciation of $6,363 and $5,445 as of June 30, 2018 and December 31, 2017, respectively. Depreciation expense was $919 and $693 for the six months ended June 30, 2018 and 2017, respectively.

Long-term debt

The carrying value of the Company’s term loan was $24,992 and $24,858 as of June 30, 2018 and December 31, 2017, respectively, which is presented net of unamortized debt issuance costs.  As of June 30, 2018, the prime-based variable interest rate was 9.50%. The Company believes that the carrying value of the term loan approximates its fair value based on the borrowing rates currently available for loans with similar terms.

Revenue Recognition

The Company generates revenue from product sales, license and development activities and royalty arrangements.  Revenue is recognized when or as the Company transfers control of the promised goods or services to its customers at the transaction price, which is the amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

The Company sells its proprietary product OTREXUP® to wholesale pharmaceutical distributors. Product revenue from sales of OTREXUP® is recognized upon delivery of the product to distributors and is presented net of estimated returns and product sales allowances for wholesaler discounts, prompt pay discounts, chargebacks, rebates and other patient discount programs. The Company estimates returns and product sales allowances based on historical trends, inventory levels remaining in the distribution channel, the terms of contracts in place and other known factors or market expectations.

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

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of June 30, 2018, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $1.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next twelve months.

3.	Sale of Assets

In October 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price was agreed to be paid in four installments consisting of the following: a $2.0 million non-refundable upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received in February 2018 upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing; a third installment of $4.75 million received in May 2018 upon satisfaction of certain conditions including further document transfer, Ferring’s successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million to be paid upon Ferring’s receipt of the CE Mark needed to continue to commercialize the product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring, which the Company anticipates may occur by the end of 2018.

In the fourth quarter of 2017, the Company recognized a gain on sale of assets upon receipt of the $2.0 million non-refundable upfront payment and transfer of certain manufacturing equipment and patents to Ferring. The second and third installments are refundable to Ferring under certain circumstances if completion of the transaction does not occur within a specified timeframe.  Given the uncertainty about the payment and refundability of each subsequent milestone, under ASU 2017-05, the gain on the remaining milestone payments will be recognized when it becomes probable that a significant reversal of the gain will not occur, to be reviewed and updated at each reporting period. During the three and six months ended June 30, 2018, the Company satisfied certain conditions and received the second and third installments of $2.75 million and $4.75 million, respectively.  These cash proceeds received in excess of recognized gain have been recorded as deferred gain in the accompanying consolidated balance sheet.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

4.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the amended and restated Plan is 32,200 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of June 30, 2018, the Plan had approximately 2,900 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the six months ended June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2017	12,149	$2.04
Granted	2,458	2.70
Exercised	(339)	1.06
Cancelled/Forfeited	(117)	2.15
Outstanding at June 30, 2018	14,151	2.17	7.3	$7,538
Exercisable at June 30, 2018	9,315	$2.04	6.2	$6,398

The per share weighted average fair value of all options granted during the six months ended June 30, 2018 and 2017 was $1.44 and $1.37, respectively, estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	For the Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.8%	1.8%
Annualized volatility	53.7%	53.4%
Weighted average expected life, in years	6.0	6.0
Expected dividend yield	0.0%	0.0%

During the six months ended June 30, 2018, stock option exercises resulted in cash proceeds to the Company of $291 and the issuance of 309 shares of common stock.  A portion of the stock options were net exercised, whereby the Company withheld 30 shares, the fair value of which was equivalent to the aggregate exercise price and tax withholding on the date of exercise. For the six months ended June 30, 2017, stock option exercises resulted in proceeds of $1,590 and the issuance of 969 shares of common stock.

The Company recognized $1,347 and $988 of compensation expense related to stock options for the six months ended June 30, 2018 and 2017, respectively, and $686 and $520 for the three months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, there was $5,897 of total unrecognized compensation cost related to non-vested outstanding stock options that is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments.  The PSU awards made to the senior executives vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals as established by the Company’s Board of Directors over a performance period, which is typically three years.

The PSU awards and RSU awards granted under the long-term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,456	$2.20	1,157	$2.12
Granted	611	2.89	611	2.70
Vested/settled	(173)	2.18	(486)	1.96
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2018	1,894	$2.48	1,282	$2.46

The LTIP awards granted in 2018 include PSUs that may be earned based on the Company’s achievement of certain corporate development goals, 2020 net revenue and total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index at the end of the performance period.  The performance period is January 1, 2018 to December 31, 2020, and depending on the outcome of the individual performance goals, a recipient may ultimately earn a number of shares greater or less than their target number of shares granted, ranging from 0% to 150% of the PSUs granted. The fair value of the TSR PSUs is expensed over the performance period and was determined using a Monte Carlo simulation utilizing the following inputs and assumptions:

2018 Award
Closing stock price on grant date	$2.70
Performance period starting price	$1.92
Term of award (in years)	2.57
Volatility	64.9%
Risk-free interest rate	2.6%
Expected dividend yield	0.0%
Fair value per TSR PSU	$3.27

In connection with PSU awards, the Company recognized compensation expense of $180 and $88 for the six months ended June 30, 2018 and 2017, respectively. Compensation expense recognized in connection with RSU awards was $523 and $208 for the six months ended June 30, 2018 and 2017, respectively.

The LTIP awards that vested during the six months ended June 30, 2018 and 2017 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld to satisfy tax obligations were 208 and 98 in the six months ended June 30, 2018 and 2017, respectively, based on the fair value of the shares on the respective vesting date as determined by the Company’s closing stock price on such date. Total withholding for employees’ tax obligations to be paid to the taxing authorities were $527 and $249 for the six months ended June 30, 2018 and 2017, respectively, which is reflected as a financing activity within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting and do not represent an expense to the Company.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

5.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of products and services and major product lines:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
OTREXUP®	$3,755	$3,923	$7,726	$8,487
Sumatriptan Injection USP	2,663	2,296	5,455	5,889
Auto injector and pen injector devices	3,262	139	6,096	654
Needle-free injector devices and components	1,415	986	2,767	2,351
Total product sales	11,095	7,344	22,044	17,381
Licensing and development revenue	1,785	5,807	3,070	7,447
Royalties	1,282	265	1,751	595
Total revenue	$14,162	$13,416	$26,865	$25,423

Revenues disaggregated by customer location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States of America	$12,220	$12,167	$23,421	$22,835
Europe	1,795	1,112	3,214	2,267
Other	147	137	230	321
	$14,162	$13,416	$26,865	$25,423

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Teva	$4,316	$4,417	$8,483	$9,380
AMAG	3,891	3,803	6,725	4,571
McKesson	1,728	1,770	3,570	3,994
AmerisourceBergen	1,394	1,444	2,816	2,853
Ferring	1,986	987	3,460	2,295

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and other share-based awards excluded from dilutive loss per share because their effect was anti-dilutive totaled 17,326 and 15,085 at June 30, 2018 and 2017, respectively.

7.	Commitments and Contingencies

Pending Litigation

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

insufficient data to the FDA in connection with the NDA for XYOSTEDTM; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTEDTM.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which is currently pending before the court. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

•	our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the pending securities class action and derivative actions;
•	our expectations regarding trends in pharmaceutical drug delivery;
•	our anticipated continued reliance on contract manufacturers to manufacture our and our partners’ products;
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

We market and sell our proprietary product OTREXUP® (methotrexate) injection, a subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis. To date, we have received FDA approval for dosage strengths of 7.5 mg, 10 mg, 12.5 mg, 15 mg, 17.5 mg, 20 mg, 22.5 mg and 25 mg of OTREXUP®.

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

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement.  On February 14, 2018, the FDA approved AMAG’s supplemental New Drug Application (“sNDA”) for the Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, which was launched in the U.S. for commercial sale by AMAG in March 2018.

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

The purchase price is to be paid in four installments consisting of the following: a $2.0 million non-refundable upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received in February 2018 upon delivery of certain documentation and satisfaction of certain conditions primarily related to the needle-free product manufacturing; a third installment of $4.75 million received in May 2018 upon satisfaction of certain conditions, including further document transfer, Ferring’s successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the needle-free product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”), which we anticipate may occur by the end of 2018. The completion of the transaction is subject to significant conditions and uncertainties, and the second and third installments are refundable to Ferring under certain circumstances if completion of the transaction does not occur within a specified timeframe.  There can be no assurances that the Completion Date will occur within this estimated timeframe or at all.

We will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Overview of Clinical, Regulatory and Product Development Activities

We are developing XYOSTED™ for testosterone replacement therapy and submitted a 505(b)(2) NDA with the FDA in December 2016. We conducted a multi-center, phase III clinical study, QST-13-00, evaluating the efficacy and safety of testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot® auto injector in testosterone deficient adult males with a documented diagnosis of hypogonadism. The study evaluated the pharmacokinetics of testosterone relative to the endpoints required by the FDA for all testosterone products, and the results showed that the primary endpoint was achieved.  We conducted a supplemental safety and pharmacokinetic study, QST-15-005, which included a screening phase, a treatment titration phase and a treatment phase for evaluation of safety and tolerability assessments, including vital signs, ambulatory blood pressure monitoring, laboratory assessments, adverse events and injection site assessments.  The results of these two studies formed the clinical basis of our NDA submission for XYOSTED™.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“Topic 606”) using the modified retrospective transition method. This new standard supersedes the former revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Our results of operations for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts, as reported, are not adjusted. The effects of the adoption of the new standard were not material to our consolidated financial statements, and the difference between the amount of revenue recognized for the three months ended June 30, 2018 under Topic 606 as compared to the amount of revenue that would have been recognized under Topic 605 was not material. The following is a summary, and the critical aspects, of our revenue recognition policy under Topic 606.

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

In assessing our revenue arrangements, we must identify the contract and consider whether one or more contracts or elements should be combined to form a contract, determine the transaction price including an estimation of any variable consideration we expect to receive under the contract, identify each of our performance obligations or promises of goods or services to the customer, allocate the transaction price to each of the performance obligations, and recognize revenue when or as the performance obligations are satisfied.  Each of these steps in the revenue recognition process requires management to make judgements and/or estimates. The most significant judgements and estimates include: the estimation of product returns and sales allowances and other variable consideration such as expected contract margin and royalties. We base these estimates on historical experience and a review of the facts and circumstances that exist as of each reporting date.

Results of Operations

We reported net losses of $4.5 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, and $10.7 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively. Net loss per share was $0.03 for the three months ended June 30, 2018 as compared to $0.02 for the three months ended June 30, 2017, and was $0.07 and $0.05 for the six months ended June 30, 2018 and 2017, respectively.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The following is an analysis and discussion of our operations for the three and six months ended June 30, 2018 as compared to the same periods in 2017.

Revenues

Total revenue for the three months ended June 30, 2018 and 2017 was $14.2 million and $13.4 million, respectively, and was $26.9 million and $25.4 million for the six months ended June 30, 2018 and 2017, respectively. The table below and following discussion provides details about the components of and changes in our revenue mix (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
OTREXUP®	$3,755	$3,923	$7,726	$8,487
Sumatriptan Injection USP	2,663	2,296	5,455	5,889
Auto injector and pen injector devices	3,262	139	6,096	654
Needle-free injector devices and components	1,415	986	2,767	2,351
Total product sales	11,095	7,344	22,044	17,381
Licensing and development revenue	1,785	5,807	3,070	7,447
Royalties	1,282	265	1,751	595
Total revenue	$14,162	$13,416	$26,865	$25,423

OTREXUP®

For the three months ended June 30, 2018 and 2017, we recognized revenue of $3.8 million and $3.9 million, respectively, from sales of OTREXUP®, which is presented net of estimated product returns and sales allowances. The net decrease in OTREXUP® sales revenue for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to an increase in plan rebates and lower unit sales to distributors.

For the six months ended June 30, 2018, we recognized $7.7 million in OTREXUP® sales as compared to $8.5 million for the six months ended June 30, 2017. Revenue recognized for OTREXUP® sales in the six months ended June 30, 2018 was driven by an increase in unit sales and net selling price in comparison to prior year; however, the overall decrease in OTREXUP® revenue in comparison to the six months ended June 30, 2017 was attributable to the recognition of an additional $1.3 million of revenue in the first quarter of 2017 as a result of a change in estimation and recognition method for revenues that were previously deferred.  Prior to the first quarter of 2017, due to lack of sufficient sales and returns history, revenue was initially deferred upon shipment to distributors and recognized based on estimated prescriptions dispensed or expiration of customer right of return.  We began recognizing revenue upon delivery to distributors, net of estimated returns, in the first quarter of 2017. Excluding the effects of this one-time change in estimate in the prior year, OTREXUP® sales revenue for the six months ended June 30, 2018 exceeded revenue for the six months ended June 30, 2017.

Sumatriptan Injection USP

We sell, through our commercialization partner Teva, Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults. We recognized $2.7 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively and $5.5 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively.  The increase and decrease in revenue for the three and six months ended June 30, 2018 compared to 2017, respectively, is attributable to fluctuations in quantities and timing of product shipments to Teva, and estimated contract margin recognized thereon.

Auto injector and pen injector devices

Product sales of auto injector devices were $3.3 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $6.1 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. We manufacture and sell devices and device components to Teva and AMAG, and fully assembled and packaged Makena® product to AMAG. The increase in sales of auto injector devices for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily attributable to sales of Makena® auto injectors to AMAG, which was approved by the FDA and launched in the U.S. for commercial sale by AMAG in the first quarter of 2018, and sales of pre-commercial devices and components to Teva related to the pen injector programs.

Needle-free injector devices and components

Revenue from reusable needle-free injector devices and disposable components was $1.4 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.  These revenues were generated primarily from sales to Ferring, which sells our needle-free injector for use with its hGH products in Europe, Asia and the U.S.  In October 2017, we announced the sale of the worldwide rights related to the needle-free auto injector product to Ferring and anticipate that the transaction may be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply devices until the completion date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.  Revenue from sales of needle free injector devices and components increased for the three and six months ended June 30, 2018 as compared to 2017 due to additional sales made to Ferring as we work toward the transfer and completion of the transaction.

Licensing and development revenue

Licensing and development revenue includes license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform development activities or develop new products on their behalf.  Licensing and development revenue was $1.8 million and $5.8 million for the three months ended June 30, 2018 and 2017, respectively, and $3.1 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in development revenue for the three and six months ended June 30, 2018 as compared to the same periods in 2017 was principally a result of a reduction in development activities with AMAG for the Makena® auto injector product, which was approved by the FDA in February 2018 and is now in the commercialization stage, and a net reduction in licensing fees recognized.  We also have ongoing development activities with Teva in connection with the pen injector programs.

Royalties

Royalty revenue was $1.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in royalty revenue was attributable to the launch of the Makena® auto injector product by AMAG in the first quarter of 2018, upon which we earn royalties based on a percentage of AMAG’s net sales of the product. We also receive royalties on sales of gel-based products commercialized through partners, and from Ferring related to needle-free injector device sales and on its sales of ZOMACTONTM in the U.S. However, as discussed above, in October 2017 we announced the sale of the worldwide rights related to the needle-free device product line to Ferring and anticipate that the transaction may be completed by the end of 2018.  During the transfer and completion period, we will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenue	$14,162	$13,416	$26,865	$25,423
Total cost of revenue	6,960	5,617	14,146	11,836
Gross profit	$7,202	$7,799	$12,719	$13,587
Gross profit percentage	51%	58%	47%	53%

Our gross profit was $7.2 million and $7.8 million for the three months ended June 30, 2018 and 2017, respectively, and $12.7 million and $13.6 million for the six months ended June 30, 2018 and 2017, respectively.  The decrease in our gross profit was primarily attributable to changes in our product sales mix and the related product revenue and cost of sales, which are summarized in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product sales	$11,095	$7,344	$22,044	$17,381
Cost of product sales	6,677	3,634	13,213	9,082
Product gross profit	$4,418	$3,710	$8,831	$8,299
Product gross margin percentage	40%	51%	40%	48%

Product gross profit decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to lower net revenue from OTREXUP® sales, lower contract margin received from Teva on sales of Sumatriptan Injection USP, and an increase in sales of Makena® auto injector devices to AMAG, which have a lower margin than our proprietary products.  The cost of product sales includes product acquisition costs from third-party manufacturers and internal manufacturing and overhead expenses.

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

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $3.7 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $6.2 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in research and development costs on a comparative basis is primarily due to additional spending associated with potential new products and post-CRL activities for XYOSTEDTM.  In October 2017, we received a CRL from the FDA regarding our NDA for XYOSTEDTM. We submitted a complete response to the CRL for XYOSTEDTM on March 29, 2018, which was accepted by the FDA and assigned a target action date of September 29, 2018.  See further discussion of our research and development activities related to XYOSTEDTM in the “Research and Development Programs” section below.

Selling, General and Administrative

Selling, general and administrative expenses were $7.5 million and $7.4 million for three months ended June 30, 2018 and 2017, respectively, and $15.3 million and $14.8 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in selling, general and administrative expenses was primarily attributable to an increase in compensation and benefits expense, offset by a reduction in legal expenses and pre-launch sales and marketing costs related to XYOSTEDTM.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $28.8 million. Our principal liquidity needs are to fund our research and development activities and for the payment of other operating expenses. We have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations and we continue to operate primarily by raising capital.  Our primary sources of liquidity are proceeds from equity offerings and debt issuance. We believe that the combination of our current cash and cash equivalents, short-term investments, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

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

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development projects, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $10.1 million for the six months ended June 30, 2018 and $10.1 million for the six months ended June 30, 2017.  The net cash used in operating activities was primarily driven by our net loss, inventory build, changes in accounts receivable and deferred revenue, and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $12.1 million for the six months ended June 30, 2018 as compared to net cash used in investing activities of $10.6 million for the six months ended June 30, 2017.  The net cash inflow for the six months ended June 30, 2018 was attributable to the receipt of $7.5 million in connection with the Ferring Transaction and proceeds from maturities of investments of $5.0 million offset by payments for capital expenditures and patent acquisition costs.  The cash outflow for the six months ended June 30, 2017 was attributable to purchases of investment securities of $10.0 million and payments for capital expenditures and patent acquisition costs.

Net Cash Flows from Financing Activities

The net cash flows from financing activities was $0.2 million for the six months ended June 30, 2018, and consisted of cash proceeds received from the exercise of stock options offset by amounts remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and other employment taxes. Cash provided by financing activities for the six months ended June 30, 2017 was $26.3 million, which included $25.0 million in proceeds from the issuance of long-term debt and $1.6 million received in connection with the exercise of stock options, net of payments for debt issuance costs of $0.2 million.

Contractual Obligations

There have been no changes or material modifications to our contractual obligations as presented in our Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Research and Development Programs

Our research and development programs consist primarily of clinical, regulatory, formulation development, engineering, device development and commercial development activities for our current products, next generation versions of current products, and new proprietary and partnered products and technologies in development.  Our internal research and development team works with external consultants, industry experts, physicians and other medical personnel in an effort to drive a robust product development pipeline. We also have a business development team that actively seeks and evaluates product opportunities and business alliances. In addition, our clinical, quality and regulatory teams are committed to verifying and maintaining the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. The following is a discussion of our significant research and development programs.

XYOSTED™ (testosterone) injection.  We are developing XYOSTED™ for self-administered weekly injections of testosterone enanthate in a preservative-free formulation indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired).

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

In June 2015, we finalized and submitted the protocol for a second phase III study, QST-15-005, to increase the number of patients evaluated for safety through 26 weeks, and in August 2015, the first patients were enrolled in the study.  QST-15-005 was a dose-blind, multiple-dose, concentration-controlled 26-week supplemental safety and pharmacokinetic study of XYOSTED™, which included a screening phase, a treatment titration phase, and a treatment phase for evaluation of safety and tolerability assessments including vital signs, ambulatory blood pressure monitoring, laboratory assessments, adverse events and injection site assessment. The primary objective was to study the safety of XYOSTED™ administered subcutaneously once each week to adult males with hypogonadism. Patients meeting all eligibility criteria were assigned to receive 75 mg of XYOSTED™ once weekly for six weeks.  According to the protocol, adjustments to dose could be made at week seven based upon the week six Ctrough value.  As in the prior study, XYOSTED™ was provided to clinical sites at dosage strengths of 100 mg, 75 mg and 50 mg to be utilized in dose titration.

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended June 30, 2018 was not material.

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing we obtained in June 2017.  Our Term Loan, with a current outstanding principal of $25.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%, which was the rate in effect as of June 30, 2018.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTEDTM; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTEDTM. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which is currently pending before the court. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

ANTARES PHARMA, INC.

August 7, 2018	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2018	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)