Form 10-K
period 2018-12-31
ANTARES PHARMA, INC.
filed 2019-03-12
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018, was $374,318,627 (based upon the last reported sale price of $2.58 per share on June 29, 2018, on the NASDAQ Capital Market).

There were 160,532,311 shares of common stock outstanding as of March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.

FORM 10-K

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•

our expectations regarding the commercialization of XYOSTEDTM (testosterone enanthate) injection for testosterone replacement therapy, including marketing and reimbursement strategies, and future revenues related thereto;

•	our expectations regarding continued sales of OTREXUP® (methotrexate) injection;
•

our expectations regarding sales of Sumatriptan Injection USP to our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), and Teva’s ability to successfully distribute and sell Sumatriptan Injection USP;

•

our expectations regarding the ability of our partner, AMAG Pharmaceuticals, Inc. (“AMAG”), to continue to successfully commercialize the Makena® subcutaneous auto injector, and any future revenue related thereto;

•

our expectations regarding the ability of our partner, Teva, to successfully commercialize the generically equivalent version of Mylan’s EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

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
•

our expectations about the timing and successful completion of the sale of our worldwide rights, including the successful transfer of the CE Mark and completion of outstanding purchase orders, for the ZOMAJET™ needle-free auto injector device product line to Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”);

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

•	expectation about our future revenues, cash flows and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation; and
•	other statements regarding matters that are not historical facts or statements of current condition.

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
•

our inability to establish and maintain our sales and marketing capability, our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;

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

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a combination drug device company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our patented drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. Our intramuscular and subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG and Pfizer.

2018 Highlights

Antares Pharma, Inc. experienced several significant and transformative milestones in 2018.  The following is a discussion of significant accomplishments:

•

Approval and Launch of XYOSTEDTM – We developed XYOSTED™ (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, which was approved by the FDA on September 28, 2018 and launched for commercial sale in November 2018. XYOSTED™ is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. In connection with the launch of XYOSTED™, we hired approximately 50 additional sales representatives and cross-trained the combined specialty sales force to leverage our existing resources and enhance our commercial organization. Our sales representatives started detailing XYOSTED™ to physicians in the second half of December 2018.

•

Approval and Launch of Teva’s Generic Epipen® - In collaboration with Teva, we developed a version of our VIBEX® auto injector for use in a combination epinephrine auto injector product that was approved by the FDA in August 2018 and was commercially launched in limited quantities in late fourth quarter of 2018.  Teva’s Epinephrine Injection USP is indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients and was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We are the exclusive supplier of the device and Teva is responsible for commercialization and distribution of the finished product, for which we also receive royalties on net sales.

•

Approval and Launch of AMAG’s Makena® subcutaneous auto injector – In collaboration with AMAG, we developed a variation of our VIBEX® QuickShot® subcutaneous auto injector for the Makena® (hydroxyprogesterone caproate injection) Subcutaneous Auto-Injector product, which was approved by the FDA in February 2018 and launched for commercial sale in March 2018.  The Makena® subcutaneous auto injector is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, upon which we receive royalties on net sales made by AMAG.

•

New Pipeline Development with Pfizer - In August 2018, we entered into a new collaboration agreement with Pfizer to jointly develop a combination drug device rescue pen that will utilize our QuickShot® auto injector and an undisclosed Pfizer drug. Pfizer will pay us for design and development services and be responsible for obtaining FDA regulatory approval. We intend to enter into a separate supply agreement with Pfizer under which we will provide fully packaged commercial ready finished product to Pfizer. Pending FDA approval, Pfizer will then be responsible for commercialization and sale of the product, upon which we will receive royalties on net sales.

In addition to these significant achievements in 2018, we continue to market and sell our proprietary product OTREXUP® (methotrexate) injection and, through our partner Teva, Sumatriptan Injection USP, expand our commercial organization and our sales and marketing capabilities, meet the supply demands of our partners, devote significant resources to our research and development programs to further our development pipeline and maintain a disciplined approach to growth and expenditures.

Product Portfolio Overview

The following table provides an overview of our proprietary and partnered commercial products and product opportunities:

Approved Products	Drug	Partner	Indication	Territory
OTREXUP® (methotrexate) injection	Methotrexate	None	Rheumatoid Arthritis; pJIA, Psoriasis	U.S.

XYOSTEDTM (testosterone enanthate) injection	Testosterone	None	Testosterone Replacement Therapy (“TRT”)	U.S.
Sumatriptan Injection USP (generic equivalent to Imitrex® STATdose Pen®)	Sumatriptan succinate	Teva	Migraines	U.S.
Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Epinephrine	Teva	Anaphylaxis	U.S.
Makena® Subcutaneous Auto Injector	Hydroxy-progesterone caproate	AMAG	Reduced Risk of Pre-term Birth	U.S.
ZOMAJET™ Needle-free Injector(1)	hGH	Ferring	Growth Retardation	Worldwide

Twin-Jector® EZ II Needle-free Injector(1)	hGH	JCR	Growth Retardation	Japan

Products in Development	Drug	Partner	Indication	Territory
Disposable Pen Injector	Exenatide	Teva	Diabetes	U.S.

Disposable Pen Injector	Teriparatide	Teva	Osteoporosis	U.S., Europe(2)
QuickShot® Auto Injector	Undisclosed	Pfizer	Undisclosed	U.S.

Combination Product	ATRS-1701	None	Undisclosed

(1)

On October 10, 2017, we entered into an asset purchase agreement with Ferring to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line (the “Ferring Transaction”). We will continue to manufacture and supply needle-free devices under the existing license and supply agreements until the completion of the transaction, which is expected to occur in 2019.

(2)	Teva completed a decentralized procedure registration process in 17 countries in Europe and is awaiting patent clearance in the EU prior to launch.

For a detailed discussion of our proprietary and partnered approved and marketed products, and other products currently in development, see “Our Products” and “Research and Development” sections below.

Our Strategy and Market Opportunity

Our business strategy is to identify development and commercialization opportunities that apply our patented drug delivery injection technology to new or existing approved drug formulations in order to enhance the drug delivery methods and provide commercial and/or functional advantages.  Our strategy is to pursue these opportunities both on our own or with industry leading partners.  We believe this strategy offers a distinct value to patients, healthcare providers, pharmaceutical partners and our shareholders. Our focus is primarily on the market for delivery of self-administered injectable drugs, comprised of non-biologic, small molecule drugs and biological products or biosimilars. Our patented drug delivery technologies, such as the VIBEX® QuickShot®, enable the delivery of highly viscous drug compounds through fine gauge needles.  We believe our technology platforms have potential in both the branded and generic marketplace, and that there are a number of existing approved drugs that may benefit from an alternate route of delivery such as subcutaneous injection.

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

We and our partners have historically sought, and are in the process of seeking, FDA approval for certain product candidates primarily using the 505(b)(2) NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) approval pathways, which are further described in the Government Regulation section below. Our technology platforms allows for device customization, which can provide multiple opportunities in both the 505(b)(2) NDA and generic market spaces. There are a number of injectable branded products that have recently lost patent protection in the U.S. that will be or have been subject to the ANDA approval pathway. By way of example, two of the products in development with our partner Teva (disposable pen injector products with teriparatide and exenatide) are being developed as generic versions of the branded products.  Unlike branded products which need to be detailed to a physician by a sales force, a generic product with an AB rating may be substitutable at the pharmacy in lieu of the branded product affording a potentially low cost, high market penetration generic product.

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

Continuing pressures to reduce physician visit costs by managed care organizations, combined with patient preferences for convenience and comfort, are driving a change in the treatment setting from the health care facility to patients’ homes.  This trend is creating a shift from the chronic care injections and even some acute care injections being administered by a doctor or nurse to self-administration by the patient, a family member, or other lay caregiver.   This shift has produced a transition in how injectable drugs are configured to facilitate use by consumers.  In many therapeutic categories, pre-filled syringes and other injection systems offering greater ease-of-use and security for patients now exceed vials in unit volume.

According to a Market Research Engine report, it is estimated that the global injectable drug delivery market will grow to $624.5 billion by 2022, representing a compounded annual growth rate of 11.5% from 2016 - 2022.  This expected growth is attributable to several factors, including label expansion for approved products, increasing the patient pool for such products, a pipeline of injectable medications at various stages of clinical development, and the increasing incidence of certain diseases that will necessitate the utilization of injectable medications.

See also “Our Products and Products in Development” below for additional discussion of market size and opportunities relative to the current therapeutic areas associated with our existing portfolio of products and products in development.

Our Competitive Strengths

We have a proven business model of applying our patented drug delivery injection technology to new and existing therapeutic products. We believe our key competitive strengths are our proprietary injection technologies, and our ability to form significant strategic alliances with industry-leading pharmaceutical partners to develop and commercialize proprietary and partnered products. We believe our management team has unique knowledge of, and experience in the drug/device combination product space, and in identifying new product candidates that could potentially benefit from our device technology platforms, which creates opportunities for us and potential pharmaceutical partners that look to us for our unique capabilities and know-how. Our business model for developing and commercializing proprietary and partnered products has been validated, we believe, by the successive FDA approvals of our NDAs for XYOSTEDTM and OTREXUP® and our ANDA for Sumatriptan Injection USP, as well as the FDA approval of

AMAG’s sNDA for the Makena® auto injector utilizing our VIBEX® QuickShot® technology and the recent FDA approval of Teva’s AB-rated generic version of the EpiPen® also utilizing our VIBEX® auto injector.

Intellectual Property, Patents, Trade Secrets and Proprietary Information

We strive to protect and enhance the proprietary technologies that we believe are important to our business and rely on know-how and continuing technological innovation to develop, strengthen, and maintain our competitive position. When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold a portfolio of patents with expirations dates ranging from 2019 to 2036, and numerous patent applications pending in the U.S. and other countries.  These patents consist primarily of design, formulation and method-of-use patents.

In addition to our patents and patent applications, trade secrets play an important role in protecting our products and technologies and provide protection beyond patents and regulatory exclusivity.  We strive to preserve the confidentiality of our trade secrets, proprietary know-how and inventions by maintaining physical security of our sites and electronic security of our information technology systems. We also require all employees, contractors and third-party consultants with access to proprietary information to execute confidentiality agreements prohibiting the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to us of discoveries and inventions made by such individuals while devoted to Company-sponsored activities. Partners with which we have entered into development agreements have the right to certain technology developed in connection with such agreements.

Our Technology and Product Platforms

Pressure assisted auto injection is a form of parenteral drug delivery that continues to gain acceptance and demand among the medical and patient community. Encompassing a wide variety of sizes and designs, our technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the subcutaneous tissue. We have designed disposable, pressure assisted auto injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, migraine headaches, testosterone deficiency and maternal health. Our current platforms includes the VIBEX® and the VIBEX® QuickShot® disposable pressure assisted auto injection systems, disposable pen injection systems and needle-free injectors.

Disposable VIBEX® Injectors

Our proprietary VIBEX® disposable auto injector systems combine a spring-based power source with a shielded needle, which delivers the needed drug solution subcutaneously or intramuscularly. In order to minimize the anxiety and perceived pain associated with injection-based technologies, the VIBEX® system features a triggering collar that shields the needle from view. The patented retracting collar springs back and locks in place as a protective needle guard after the injection, making the device safe for general disposal. We believe the key competitive advantages of the VIBEX® system include:

•	Reliable subcutaneous or intramuscular injection
•	Designed around conventional pre-filled syringes
•	Rapid injection with ability to deliver viscous solutions
•	Ease of use in emergencies
•	Reduced pain

The primary goal of the VIBEX® disposable pressure assisted auto injector is to provide a fast, safe, and time-efficient method of self-injection. This device is designed around conventional single dose pre-filled syringes, which is a primary drug container, offering ease of transition for potential pharmaceutical partners.  Our proprietary product OTREXUP® uses the VIBEX® auto injector system for delivery of methotrexate. We also have two license agreements with Teva for our VIBEX® system, one for Teva’s generic epinephrine auto injector and the other for our Sumatriptan Injection USP.

VIBEX® QuickShot® Auto Injectors

An advancement of our proprietary line of VIBEX® auto injectors is the VIBEX® QuickShot® auto injector system, which offers a dose capacity of 1 mL or greater in a compact design. VIBEX® QuickShot® is designed to enhance performance on the attributes we believe most critical to patient acceptance, which are speed, comfort and discretion. VIBEX® QuickShot® achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The unique design also accommodates fast injection of highly viscous drug products that less-powerful conventional auto injectors are typically unable to deliver.  Many self-injectable drugs that are currently marketed or in clinical development are of higher viscosity and are formulated to be administered in a 1 mL dose volume. Our proprietary product XYOSTEDTM was developed using the VIBEX® QuickShot® auto injector platform, which is also used in the Makena® subcutaneous auto injector that we developed with our partner AMAG.  We also have a license agreement with Pfizer to develop a rescue pen utilizing our VIBEX® QuickShot® auto injector system with an undisclosed Pfizer drug.

Disposable Pen Injector System

Our multi-dose, disposable pen injector technology complements our portfolio of single-use pressure assisted auto injector devices.  The disposable pen injector device is designed to deliver drugs by injection through needles from multi-dose cartridges.  Our disposable pen injector is designed for chronic conditions such as diabetes, which require daily injection of a product.  Depending on dosage, our pens can deliver up to thirty days of drug.  We have licensed our pen injector device technology to Teva for two potential products: a multi-dose pen with teriparatide for the treatment of osteoporosis (a generic form of Forteo®) and a multi-dose pen with exenatide for the treatment of diabetes (a generic version of BYETTA®).

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

On October 10, 2017, we entered into the Ferring Transaction. We will continue to manufacture and supply needle-free devices under the existing license and supply agreements until the completion of the transaction, which is expected to occur in 2019.

Our Products

The following is a discussion of our approved and marketed commercial products, including proprietary and partnered products.  For a discussion of other product candidates currently in development, see “Research and Development” section below.

OTREXUP® (methotrexate) injection

OTREXUP® is our proprietary combination product comprised of a pre-filled methotrexate syringe and our VIBEX® self-injection system designed to enable rheumatoid arthritis and psoriasis patients to self-inject methotrexate reliably, accurately, comfortably and conveniently at home. OTREXUP® (methotrexate) injection is the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector.  Our initial NDA, approved in October 2013, covered the 10 mg, 15 mg, 20 mg and 25 mg dosage strengths. We have FDA approval for eight dosage strengths of OTREXUP®.

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

We believe that OTREXUP® offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug administered with a needle and syringe.  OTREXUP® provides physicians and patients a convenient, practical and virtually painless option for administering parenteral methotrexate as an alternative to proceeding directly from oral methotrexate to biologics.  Additionally, OTREXUP® is a self-contained injection device designed to minimize accidental contact with methotrexate, a hazardous drug agent. Since its launch in February 2014, OTREXUP® has been prescribed by over 3,500 physicians. Our marketing data reveals that some physicians regularly use OTREXUP® in RA patients who have experienced an inadequate response to oral methotrexate therapy for reasons of tolerability and/or efficacy.

Medac Pharma markets and sells Rasuvo®, a subcutaneous injectable methotrexate, which is a direct competitor to OTREXUP®. Competition in the methotrexate market also includes tablets and parenteral forms that are currently marketed in the U.S. by several generic manufacturers, including Teva, Pfizer, Inc. (“Pfizer”), Mylan, Inc. (“Mylan”), Hospira and Accord Healthcare.  In several European countries, Canada, and South Korea, Medac International or its licensees market methotrexate in prefilled syringes (Metoject®) and have also launched an auto injector with methotrexate in those territories.  Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, DMARDs and biologic response modifiers.  In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®).  The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate.

XYOSTED™ (testosterone enanthate) injection

XYOSTED™ (testosterone enanthate) injection is our proprietary product for subcutaneous administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED™ was approved by the FDA on September 28, 2018 and was commercially launched in November 2018. Our sales representatives started detailing XYOSTED™ to physicians in the second half of December 2018.  XYOSTED™ is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration and is approved in three dosage strengths, 50 mg, 75 mg and 100 mg.

According to an IQVIA National Sales Perspectives® (“NSP”) report of nationally projected sales activities, the U.S. TRT market was approximately $2.15 billion in 2018 based on wholesale acquisition costs (“WAC”). The same report showed injectable TRT grew from $339.4 million in 2017 to $357.7 million in 2018, an increase of 5.4%. There is significant competition within the TRT market among many pharmaceutical companies including Abbvie, Inc. (formerly Abbott), Lilly, Endo, Pfizer, Sandoz, Mylan and Teva. We believe that XYOSTED™ provides several potential benefits over other TRT treatments such as topical gels and other forms of injectable testosterone administered via needle and syringe in healthcare settings.  These benefits include easy and virtually pain-free administration, low risk of transfer as compared to topical gels and the ability to achieve and maintain more steady levels of testosterone.

Topical formulations of TRT are frequently prescribed in the U.S.  Not all men are able to adequately absorb the gel formulations or otherwise find them unacceptable for reasons including risks of transferring the gel to spouses or children, dissatisfaction with the application process, or suboptimal clinical results due to variability in exposure and compliance.  Injectable testosterone is an option for men with an inadequate response to transdermal therapies.

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

Competition in the U.S. testosterone replacement market includes topical solutions such as Abbvie’s Androgel® and Androgel® 1.62%, Perrigo’s generic 1.62% testosterone topical gel, Lilly’s Axiron®, Endo’s Fortesta® and Testim® (and the authorized generic) and Allergan plc (“Allergan”) Androderm®. Other forms of TRT include injectables, such as Endo’s Aveed®, Pfizer’s Depo®-Testosterone, and several generic testosterones in oil products sold by Actavis, Sandoz, Mylan, Teva and others, as well as Testopel® pellets by Endo.  In addition, two additional oral treatments for low testosterone levels are in development. Clarus is developing an oral formulation of testosterone undecanoate, Rextoro™ and Lipocine, Inc. (“Lipocine”) is also developing an oral formulation of testosterone undecanoate, Tlando®.  Acerus Pharmaceuticals markets Natesto™, an intra-nasal testosterone.

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

The total U.S. retail anti-migraine market was $4.7 billion in 2018 according to IQVIA’s National Prescription Audit® (“NPA”) report based on TRx Pharmacy Dollars. The majority of patients who use triptans take oral tablets.  Oral drugs accounted for $3.8 billion of the total, and injectable products accounted for approximately $391 million of the total market, measured in terms of TRx Pharmacy Dollars. While oral triptans have benefited many migraine sufferers, they are most consistently effective when taken at a relatively early stage in the migraine attack. Studies have shown that injectable sumatriptan is more effective and rapid-acting in the treatment of migraine headache that has reached the moderate to severe level of intensity.

According to IQVIA’s NPA, about 3% of triptan prescriptions are currently for injectable triptans. Sumatriptan is the only injectable triptan approved for use in the U.S.  Sumatriptan is currently available in an oral formulation, a nasal spray (Imitrex, GSK and generic) and a needleless injector (Sumavel, Astellas/Zogenix). There is extensive competition in the sumatriptan marketplace and several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex STATdose Pen®), Pfizer (Alsuma), ENDO Pharmaceuticals (Sumavel DosePro), and Sun Pharma (generic sumatriptan autoinjector) and Dr. Reddy’s Laboratories generic sumatriptan auto-injector (Zembrace SymTouch).  One company, Sandoz, Inc. (“Sandoz”) markets an authorized generic version of GSK’s Imitrex STATdose Pen®.  At least three companies, including Teva, and Fresenius Kabi have FDA approval to market injection sumatriptan in prefilled syringes, although we are not aware of any that presently market this product configuration.  Additionally, several generics manufacturers offer injectable sumatriptan in vials.

Makena® (hydroxyprogesterone caproate injection) Subcutaneous Auto Injector

We developed a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement. The Makena® subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The product was approved by the FDA in February 2018. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, which was launched in the U.S. for commercial sale by AMAG in March 2018.

The Makena® subcutaneous auto injector provides an alternative to the existing intramuscular methods of administration, and was designed to enhance performance based on the attributes we believe are most critical to healthcare providers and patient acceptance, including decreased time to administer and reduced pain by using a shorter, thinner nonvisible needle for subcutaneous injection. The development of the subcutaneous auto-injector was part of AMAG’s broader next-generation program exploring alternative injection methods, sites and formulations.

Makena® (hydroxyprogesterone caproate) is the only FDA approved drug indicated to reduce the risk of preterm birth in women pregnant with a single baby who have a history of singleton spontaneous preterm birth. Makena® was approved by the FDA in February 2011 as a weekly intramuscular injection, and was granted orphan drug exclusivity through February 3, 2018. The Makena® intramuscular injection is administered weekly by a healthcare professional through a large-gauge needle, with treatment beginning between 16 weeks and 20 weeks and six days of gestation and continuing until 36 weeks and six days of gestation or delivery, whichever happens first.

Makena® is a progestin whose active ingredient is hydroxyprogesterone caproate (“HPC”), which is a synthetic chemical structurally related to progesterone. Progestins, such as HPC, and progesterone belong to a class of drugs called progestogens. Progestogens have been studied to reduce preterm birth and have shown varying results depending upon the subjects enrolled. The Society for Maternal Fetal Medicine Publications Committee published clinical guidelines for the use of progestogens to reduce the risk of preterm birth in the American Journal of Obstetrics and Gynecology in May 2012, which were affirmed in 2014. Preterm birth is defined as a birth prior to 37 weeks of pregnancy. According to the National Center for Health Statistics Report, in 2016, preterm births affected nearly 400,000 babies, or one of every ten infants born in the U.S. According to AMAG, revenue from Makena® was $322.0 million in 2018, and the company estimates that approximately half of all eligible patients are currently treated with Makena®. The 7-year orphan drug exclusivity expired in February 2018, and there are now two generic versions of the intramuscular formulation of Makena®.

Epinephrine Injection USP

We developed and are the exclusive supplier of the device for Teva’s generic Epinephrine Injection USP products, indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients. Teva’s Epinephrine Injection, utilizing our patented VIBEX® injection technology, was approved by the FDA in August 2018 as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We supply the device and Teva is responsible for the drug, assembly and packaging, distribution and commercialization of the finished product, for which we also receive royalties on Teva’s net sales. Teva announced a limited commercial launch of its generic epinephrine product in late fourth quarter of 2018 and have indicated they expect full availability and launch of the generic EpiPen Jr in 2019.

Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis. Mylan’s EpiPen®, along with its own authorized generic of the product, continues to be the global market leader in the epinephrine auto injector market.  In December 2016, Mylan announced the availability of its lower-priced authorized generic to EpiPen®, intended to address pricing concerns of the branded version. In the U.S., sales of epinephrine injection products were approximately $1.8 billion in 2018 based on WAC, according to the IQVIA NSP report. There are other companies and alternative products competing in or poised to enter the market.  For example, in January 2017, CVS announced that a low-cost epinephrine auto injector option, the authorized generic for Adrenaclick® manufactured by Impax Laboratories, is available at all CVS Pharmacy locations. Kaléo announced the availability of AUVI-Q® (Epinephrine Injection, USP) Auto-Injector in the U.S. beginning in February 2017, and Adamis Pharmaceuticals announced FDA approval of SYMJEPI™, an epinephrine pre-filled syringe, which will be marketed and distributed in the U.S. by Sandoz Inc.

Needle-Free Injectors with hGH

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

On October 10, 2017 we entered into the Ferring Transaction. We will continue to manufacture and supply needle-free devices under existing license and supply agreements until the completion of the transaction, which is expected to occur in 2019.

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

Our research and development programs consist primarily of clinical, regulatory, formulation development, engineering, device development and commercial development activities for our current products, next generation versions of current products, and new proprietary and partnered products and technologies in development.  Our internal research and development team works with external consultants, industry experts, physicians and other medical personnel in an effort to drive a robust product development pipeline. We also have a business development team that actively seeks and evaluates product opportunities and business alliances. In addition, our clinical, quality and regulatory teams are committed to verifying and maintaining the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. The following is a discussion of our significant research and development activities.

ATRS-1701

We are currently developing a proprietary drug device combination product for the neurology market, identified as ATRS-1701. In the fourth quarter of 2018, we conducted in man studies with two formulations of ATRS-1701 and did not achieve the optimal pharmacokinetic levels we expect to see in our products.  Based on the results of the study data, we are reformulating the drug and anticipate advancing the product to clinical trials.

Partnered Development Projects – We, along with our pharmaceutical partners, are engaged in research and development activities related to our VIBEX® disposable pressure assisted auto injectors and our disposable pen injectors.  We have signed license agreements with Teva for our pen injector devices for use with generic versions of Forteo® (teriparatide) and BYETTA® (exenatide), and a collaboration arrangement with Pfizer for the development of a rescue pen utilizing our QuickShot® platform. The development programs consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly.  We expect development related to these products to continue, however, the development timelines are generally controlled by our partners and the extent of near-term and future development will be dependent on decisions made by our partners. The following is a summary of the development stages for each of the partnered products in development.

Disposable Pen Injector with Teriparatide

We are developing with Teva, under a license, development and supply agreement, a multi-dose disposable pen injector device with teriparatide for the treatment of osteoporosis. Teva is actively working toward a regulatory approval with the FDA for a generic version of Forteo® (teriparatide [rDNA origin] injection) using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

Teriparatide is used for the treatment of osteoporosis in postmenopausal women and men at increased risk of fracture and for glucocorticoid induced osteoporosis in men and women. According to Lilly’s 2018 annual report on Form 10-K, 2018 global sales of Forteo® grew to $1.58 billion, of which $758.0 million was recorded in the U.S. and $818.0 million in the rest of the world.

Disposable Pen Injector with Exenatide

We are also developing with Teva a multi-dose pen injector device for use with a generic form of BYETTA® (exenatide injection) for the treatment of diabetes.  Teva is working through the U.S. regulatory approval process for its exenatide pen using the ANDA pathway.

Exenatide, marketed as BYETTA®, is used along with diet and exercise to treat type 2 diabetes, a condition in which the body does not use insulin normally and therefore cannot control the amount of sugar in the blood.  Exenatide works by stimulating the pancreas to secrete insulin when blood sugar levels are high. Insulin helps move sugar from the blood into other body tissues where it is used for energy. Exenatide also slows the emptying of the stomach and causes a decrease in appetite. Exenatide is not used to treat type 1 diabetes, a condition in which the body does not produce insulin and therefore cannot control the amount of sugar in the blood.  Exenatide is not used instead of insulin to treat people with diabetes who need insulin.  Total gross U.S. sales of BYETTA® (exenatide) by AstraZeneca in 2018 were approximately $216 million according to IQVIA NSP. BYDUREON®, a long acting form of the medication BYETTA®, had approximately $1.2 billion in gross sales in the U.S. in 2018 based on WAC, according to IQVIA NSP.

Rescue Pen (drug undisclosed)

In August 2018, we entered into a collaboration agreement with Pfizer and began developing a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. We will develop the product and Pfizer will be responsible for obtaining FDA approval of the combination product. We intend to enter into a separate supply agreement with Pfizer pursuant to which we will provide fully packaged commercial ready finished product to Pfizer and Pfizer will then be responsible for commercializing the product in the U.S., pending FDA approval, for which the Company will receive royalties on net sales.  We have begun design work, feasibility testing and Human Factor studies.

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

•

We have contracted with Phillips-Medisize Corporation (“Phillips”), an international outsource provider of design and manufacturing services, to produce clinical and commercial quantities of our VIBEX® QuickShot® auto injector device for XYOSTED™, our VIBEX® QuickShot® device for the Makena® auto injector product with AMAG and our VIBEX® epinephrine auto injector.

•

We utilize ComDel Innovation, Inc. (“ComDel”), a provider of integrated solutions for product development, tooling, and manufacturing, to provide manufacturing services for the VIBEX® with sumatriptan product and for the teriparatide and exenatide pen products with Teva.

•

We have contracted with Nypro Inc. (“Nypro”), an international manufacturing development company to supply commercial quantities of our VIBEX® pressure assisted auto injector device for our OTREXUP® and VIBEX® epinephrine products.

•	We have contracted with Pharmascience Inc. to supply commercial quantities of methotrexate pre-filled syringes for the U.S and Canadian markets for OTREXUP®.
•	We utilize Sharp Corporation (“Sharp”), an international contract packaging company, to assemble and package OTREXUP®, XYOSTED™, Sumatriptan Injection USP, and the Makena® auto injector.
•	We purchase commercial quantities of pre-filled syringes of testosterone for XYOSTED™ from Fresenius Kabi.
•	We utilize various pharmaceutical companies to supply the active pharmaceutical ingredient (“API”) for OTREXUP®, XYOSTED™ and Sumatriptan Injection USP.
•	Our partner Teva supplies the pre-filled syringes for Sumatriptan Injection USP.

We also have a highly experienced quality group that works with and regularly inspects or meets with our manufacturers and suppliers to review the manufacturing process for our products and to provide input on quality matters.

Sales & Marketing

We have built a robust internal commercial organization, consisting of specialty sales representatives, management and support staff, to market and sell our proprietary products OTREXUP® and XYOSTED™ in the U.S. We have entered into agreements with vendors for certain commercialization services such as third-party logistics, distribution, data analytics and claims processing. We may enter into licensing and or additional distribution arrangements for commercialization of our products outside the U.S.

Distribution – We have contracted with a third-party logistics provider, Cardinal Health 105, Inc., also known as Specialty Pharmaceutical Services (“Cardinal”), for key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management. We also utilize a division of Cardinal for sample administration. In addition, we utilize third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services.

Trade – We have contracted with numerous wholesale distributors, including Cardinal, McKesson Corporation (“McKesson”) and Amerisource Bergen Corporation, to distribute our OTREXUP® and XYOSTED™ products to the retail pharmacies as well as the Veterans Administration and other governmental agencies.  In addition to shipping our product, these distributors provide inventory and sales reports as well as other services.  In exchange for these services, we pay fees to certain distributors based on a percentage of wholesale acquisition cost.

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

Third-party payers often utilize a tiered reimbursement system, which may adversely affect demand for our products by placing them in a more expensive patient co-payment tier. Additionally, third party payers may require step edits or prior authorization. We cannot be certain that our products will successfully be placed on the list of drugs covered by particular health plan formularies or in a more preferential position on their formularies. Third-party payers are currently demanding, and will most likely continue to demand more aggressive pricing and rebates from Antares for favorable formulary placement. Some states have also created Medicaid preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our products not included on these preferred drug lists, they may be subject to prior authorization. Physicians may not be inclined to prescribe OTREXUP® or XYOSTED™ to their Medicaid patients, and even if they do prescribe it, Medicaid may not authorize payment, thereby diminishing the potential market for our products in this market segment.

We offer discount card programs and co-pay assistance to patients for OTREXUP® and XYOSTED™ in which patients covered by commercial pharmacy benefit plans receive discounts on their prescriptions. Our XYOSTEDTM STEADYCare Co-pay Assistance Program provides financial support to most commercially insured patients to assist with out-of-pocket costs of XYOSTEDTM. We utilize a contract service provider to process and pay claims to patients for actual usage.

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

Sales, Marketing & Distribution of Partnered Products

Our partnered products may encounter some of the same reimbursement issues described above, and although we do not control the reimbursement rate or discounts contracted with third-party payers by our partners, it ultimately affects our royalty payments we receive on net sales. The industry has experienced an increasingly widening gap between gross sales and net sales after discounts.

Makena® subcutaneous auto injector – Pursuant to our exclusive license, development and supply agreements with AMAG, AMAG is responsible for the commercialization and distribution of the Makena® subcutaneous auto injector. AMAG supplies the pre-filled syringe of the drug to Antares, and Antares manufactures the device and oversees the assembly and packaging of the final product, which is sold to AMAG at cost plus margin. Antares receives high single digit to low double digit royalties on net sales of the Makena® subcutaneous auto injector as well as sales based milestones. AMAG primarily sells Makena® to specialty pharmacies, specialty distributors, home infusion companies and pharmacies which, in turn, sell Makena® to healthcare providers, hospitals, government agencies and integrated delivery systems. AMAG plans to continue to offer the intramuscular formulation of Makena®.

Sumatriptan Injection USP – Under a license, supply and distribution agreement with Teva for the auto injector product containing sumatriptan, we manufacture the device and perform final assembly and packaging of the product. Teva manufactures and supplies the drug and distributes the finished combination product in the U.S.  Teva also has an option for distribution rights in other territories.  Under the agreement, we received an upfront payment and a milestone payment upon commercial launch, and are compensated at cost for shipments of product to Teva.  In addition, net profits from sales of the product, after deduction of product sales allowances such as discounts, rebates and chargebacks, are split 50/50 between us and Teva.  The term of the agreement is seven years from commercial launch, with automatic one-year renewals unless terminated by either party after the initial term.

Epinephrine Injection USP – We are the exclusive supplier of the device used in Teva’s epinephrine injection product.  We receive payment for each device sold to Teva and royalties on Teva’s commercial sales of the product.  Teva’s epinephrine injection was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, is substitutable at the pharmacy. Teva is solely responsible for commercialization and distribution of the finished product.

Information about Revenues and Customer Concentrations

The Company derived 10% or more of its total revenue, in each of the years in the three-year period ended December 31, 2018, from the sale of its proprietary product OTREXUP® and certain partnered products. Any disruption in sales or supply of these products could have a material adverse effect on our business. For more detail, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Significant customers, from which the Company derived 10% or more of its total revenue in each or any of the years in the three-year period ended December 31, 2018 include: Teva, AMAG, McKesson, AmerisourceBergen and Ferring.  For more detail, please refer to Note 11 – Significant Customers and Concentrations of Risk in the Notes to Consolidated Financial Statements in Part II, Item 8.

Collaborative Arrangements and License Agreements

We have entered into significant partnering arrangements and licensing agreements with Teva, AMAG, Pfizer and other pharmaceutical partners. The following is a summary of those agreements.

Teva License, Development and Supply Agreements

In July 2006, we entered into an exclusive License, Development and Supply Agreement with Teva for an epinephrine auto injector product to be marketed in the U.S. and Canada. Pursuant to the agreement, Teva is obligated to purchase all of its delivery device requirements from us. We received an upfront cash payment and a milestone payment upon FDA product approval.  We also receive a negotiated purchase price for each device sold, as well as royalties on Teva’s future sales of the product.  This agreement has been amended to provide for payment of capital equipment and other ongoing development work that was outside the scope of the original agreement.  The agreement will continue until the expiration of the last to expire patent that is filed no later than 12 months after FDA approval.  We have multiple patents that have been granted by the USPTO that cover this product, the latest of which will expire in 2033.  We have and plan to continue to file patent applications covering this product.

In December 2007, we entered into a license, development and supply agreement with Teva under which we developed and will supply a disposable pen injector for two therapeutic products: exenatide and teriparatide.  Under the agreement, we received an upfront payment and development milestones, and may receive royalties on future product sales.  This agreement has been amended numerous times and provides for payment of capital equipment and other development work that was outside the scope of the original agreement. This agreement will continue until the later of December 2017 or the expiration date of the last to expire patent covering the device or product that is filed no later than 12 months after FDA approval, and will be automatically renewed for successive periods of two years each.  Currently the expiration date of the last to expire patent is 2035.

In November 2012, we entered into a license, supply and distribution agreement with Teva for an auto injector product containing sumatriptan for the treatment of migraines.  Under the agreement, we received an upfront payment and a milestone payment upon commercial launch.  Teva is responsible for the manufacture and supply of the drug, and we are responsible for the manufacture and supply of the device and assembly and packaging of the finished product.  We are compensated at cost for product shipment to Teva and Teva distributes the product in the U.S.  Teva also received an option for distribution rights in other territories.  In addition, net profits are split 50/50 between us and Teva.  The term of the agreement continues seven years from commercial launch, which was in June 2016, with automatic one-year renewals unless terminated sooner by either party in accordance with the terms of the agreement.

AMAG Agreements

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

AMAG was responsible for the clinical development and preparation, submission and maintenance of all regulatory applications, and is responsible for the manufacture and supply of the drug to be used in the product, and to market, distribute and sell the product.  We are the exclusive supplier of the auto injection system devices for the product and are responsible for the manufacture and supply of the devices and final assembly and packaging of the finished product.  Under the arrangement, we will receive payment for each device, and royalties based on AMAG’s net sales of products commencing on product launch in a particular country until the product is no longer developed, marketed, sold or offered for sale in such country. The royalty rates range from high single digit to low double digits and are tiered based on levels of net sales of products and decrease after the expiration of licensed patents or where there are generic equivalents to the auto injector product being sold in a particular country.

In March 2018, we entered into a manufacturing agreement with AMAG for the exclusive supply of the devices and fully assembled and packaged final finished product of the Makena® subcutaneous auto injector. The term of the agreement is concurrent with the term of the development and license agreement, and will continue until such time AMAG halts commercialization of the product. We receive a contracted price per unit on product manufactured for AMAG.

Pfizer Agreement

In August 2018, we entered into a collaboration agreement with Pfizer to jointly develop a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. Pfizer will pay us for design and development services and be responsible for obtaining FDA approval of the combination product. We intend to enter into a separate supply agreement with Pfizer pursuant to which we will provide fully packaged commercial ready finished product to Pfizer and Pfizer will then be responsible for commercializing the product in the U.S., pending FDA approval, for which the Company will receive royalties on net sales and other sales-based milestone payments.

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

Other Agreements

We have a licensing agreement with Allergan, plc, under which we receive royalties on sales of their oxybutynin gel product Gelnique® 10%. The term of the agreement ends on the later of April 2024 or the expiration date of the last to expire patent. We also have a licensing agreement with Meda (acquired by Mylan in 2016), under which we receive royalties on sales of Elestrin®.

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

The FDA has broad discretion in enforcing the Federal Food, Drug and Cosmetic Act (“FFDCA”) and the regulations thereunder, and noncompliance can result in a variety of regulatory enforcement actions ranging from warning letters, product detentions, device alerts or field corrections to recalls, seizures, manufacturing shut downs, quarantines, refusal of the government to approve NDAs or ANDAs, or supplements to the same, clinical holds, injunctive actions, withdrawal of approvals, civil or criminal actions or penalties, disgorgement, adverse publicity, labeling revisions, dear healthcare provider letters, FDA debarment, exclusion from Federal healthcare programs, contract debarment or refusal of future orders under existing government contracts, consent decrees, and corporate integrity agreements.  Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Drug Approval Process

FDA approval of our own and our partners’ products is required before the products may be commercialized in the U.S. Section 505 of the FFDCA describes three regulatory pathways for marketing authorization for a new drug:

•	A 505(b)(1) NDA is an application that is used for the approval of a new drug that contains full reports of investigations of safety and effectiveness.
•

A 505(b)(2) NDA is an application where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This alternate route for regulatory approval permits the applicant to rely in part upon the FDA’s findings of safety and effectiveness for previously approved products and/or published scientific literature. The FDA may then approve the new product candidate for all or some of the labeled indications for which the reference product has been approved, as well as for any new strength, dosage form, route of administration or indication sought by the 505(b)(2) applicant that is supported by new clinical data and/or published scientific literature. The 505(b)(2) product, may have some or all of the same warnings and precautions in its label as the reference product.

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

The preclinical and clinical testing and approval process takes many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or disease. Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including cGLPs. The results of preclinical testing are submitted to the FDA as part of an IND, to support human clinical trials along with other information, including information about product chemistry, manufacturing and controls, available scientific literature, and a proposed clinical trial protocol. Some preclinical testing may continue even after the IND is submitted. In the case of drug product candidates for which the sponsor will seek marketing approval via a 505(b)(2) NDA application, some of the above information may be abbreviated or omitted.

A sponsor of a proposed clinical trial must submit an IND application to the FDA before a clinical trial may commence.  The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. If the FDA places a trial on clinical hold, the sponsor must address the issue to the FDA’s satisfaction before the trial may begin. In addition, an independent Institutional Review Board (“IRB”), covering each site proposing to conduct the clinical trial or a central IRB must review and approve the plan for any clinical trial, subject communications, and informed consent information for subjects before the trial commences at that site and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial, place a trial on hold, or discontinue a trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or for failure to comply with the IRB's or FDA’s requirements.

Once an IND is in effect, each new clinical protocol and any amendments to the protocols must be submitted to the IND for FDA review, and to the IRB for approval. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.

Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials, including clinical trial results within set timeframes. Failure to submit the required information to ClinicalTrials.gov can result in monetary penalties. Investigators must also provide certain information to the clinical trial sponsors to enable sponsors to make certain financial disclosures to the FDA. Moreover, under the 21st Century Cures Act, manufacturers or distributors of investigational drugs for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must have a publicly available policy concerning expanded access to investigational drugs.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients in accordance with the applicable protocol and all applicable laws, rules and regulations. Clinical trials are typically conducted in sequential phases, which may overlap, though in the case of a 505(b)(2) NDA, some study requirements may be abbreviated.  Studies, in addition to the below, such as pediatric studies, may also be required by the FDA:

•

Phase I - During phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase I studies are often conducted with healthy volunteers depending on the drug being tested. If possible, Phase I trials may also be used to gain an initial indication of product effectiveness.

•

Phase II - Phase II involves controlled studies in a limited patient population, typically patients with the conditions needing treatment, to evaluate preliminarily the efficacy of the product for specific, targeted indications; determine dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

•

Pivotal or Phase III - Adequate and well-controlled trials are undertaken in phase III in order to evaluate efficacy and safety in a comprehensive fashion within an expanded patient population for seeking approval of the new drug. Typically, two Phase III trials are required by FDA for product approval.

In the case of 505(b)(2) NDAs, the above studies may be abbreviated. In addition to the above traditional kinds of data required for the approval of a NDA, the recently passed 21st Century Cures Act, provides for FDA acceptance of new kinds of data such as patient experience data, real world evidence for previously approved products, and, for appropriate indications sought through supplemental marketing applications, data summaries.

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

After evaluating the NDA and all related information, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter (“CRL”) describing the application deficiencies. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Generally Applicable Requirements

Clinical trials for all product candidates must be conducted in accordance with GCPs, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial as well as review and approval of the study by an IRB.  Before approving an application the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.

Further, during development, the manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the U.S. are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the U.S. is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA.

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

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory and statutory exclusivity for NDA products, including the non‑patent exclusivity period described above and patent protections. This six‑month exclusivity may be granted if a NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the required time frames, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. Moreover, pediatric exclusivity attaches to all formulations, dosage forms, and indications for products with existing marketing exclusivity or patent life that contain the same active moiety as that which was studied.

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

Orphan Drug Designation

Some jurisdictions, including the U.S., may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or affecting more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. will be recovered from U.S. sales. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product. This plausible hypothesis must be demonstrated to receive orphan exclusivity.  This hypothesis must be demonstrated to obtain orphan exclusivity.  Orphan drug designation provides certain benefits, such as the opportunity for grants, tax credits, application user fee waivers, and exemption from program user fees under certain circumstances.  The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act.  If approved for the orphan designation, orphan designated drugs may receive seven years of exclusivity, which, subject to certain exceptions, protects the drug from FDA approval of another drug with the same principal molecular features for the same orphan indication.  FDA may, however, approve a product with the same principal molecular features for the same orphan indication during this time period, if such product is able to demonstrate clinical superiority.  Orphan exclusivity can also be lost under certain circumstances, such as the inability of the application holder to ensure sufficient quantities of the product.  Orphan drugs are also exempt from the above discussed PREA requirements.

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

There also are continuing annual user fee requirements. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register and, in the case of generic drug products, self-identify their establishments with the FDA and certain state agencies and list their drug products.  Device manufacturers must also register their facilities and list the devices that they design, develop, manufacture, or import, except those subject to a drug approval.  These facilities must also pay annual registration fees. The distribution of prescription pharmaceutical product samples is also subject to the Prescription Drug Marketing Act (“PDMA”).

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

Controlled Substances Regulation

Certain of our drug products are considered “controlled substances” as defined in the Controlled Substances Act (“CSA”) and implementing regulations, which, depending on the controlled substance Schedule, establish certain registration, security, reporting, storage, distribution, importation, inventory, quota, record keeping, and other requirements administered by the Drug Enforcement Agency (“DEA”). The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These requirements are directly applicable to us and also applicable to our contract manufacturers and to distributors, prescribers and dispensers of our products.

The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The active ingredient in our product XYOSTED™, testosterone, is listed by the DEA as a Schedule III substance under the CSA. Consequently, XYOSTED™ is subject to certain regulations under the CSA. For example, certain prescription requirements must be met for the dispensing of Schedule III controlled substances both on the federal and state level.

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

Other Healthcare Laws and Compliance Requirements

In the U.S., the research, manufacturing, distribution, marketing, sale and promotion of drug products and medical devices are subject to numerous regulations by various federal, state and local authorities.

We are subject to various U.S. federal and state laws restricting certain marketing practices in the pharmaceutical industry, including anti-kickback laws and false claims laws. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs, except for activities protected by narrowly-drawn statutory and regulatory safe harbors. Liability under the federal anti-kickback statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it, and a violation of the anti-kickback statute may be grounds for a government or whistleblower claim under the federal False Claims Act. Violations of the federal anti-kickback statute may be punished by civil and criminal fines, imprisonment, and/or exclusion from participation in federal healthcare programs.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. Claims may be pursued by whistleblowers through qui tam actions, even if the government declines to intervene.  Intent to deceive is not necessary to establish civil liability, which may be predicated on reckless disregard for the truth.  The civil False Claims Act authorizes imposition of treble damages and a civil penalty for each false claim, such as an invoice, submitted for payment and may result in significant financial penalties and damages.  The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent.  Conviction or civil judgment for violation of the False Claims Act can also result in debarment from government contracting and exclusion from participation in federal healthcare programs.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. Some states require the posting of information relating to clinical studies and their outcomes. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.

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

Federal price reporting laws require manufacturers to calculate and report complex pricing metrics used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed pharmacies and other providers by the Medicaid and Medicare programs.  Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information.  Failure to report accurate pricing information may result in criminal, civil, or administrative sanctions or enforcement actions.

The Veterans Health Care Act of 1992 requires, as a condition of payment by certain federal agencies and the Medicaid program, that manufacturers of “covered drugs” enter into a Master Agreement and Federal Supply Schedule (FSS) contract with the Department of Veterans Affairs through which their covered drugs must be offered for sale at a mandatory ceiling price to certain federal agencies, including the VA and Department of Defense.  FSS contracts require compliance with applicable federal procurement laws and regulations, including disclosure of commercial prices during contract negotiations and maintenance of price relationships during the term of the contract, and subject manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions.  The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program.  Failure to provide the mandatory discount may subject the manufacturer to specific civil monetary penalties.  Termination of either of these agreements also jeopardizes payment by Medicaid for the manufacturer’s drugs.

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

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. One such statute is the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations. HIPAA established uniform standards for certain "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which expanded certain of HIPAA's privacy and security standards. Among other things, HITECH makes HIPAA's security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

The Foreign Corrupt Practices Act (“FCPA”) further prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the U.S., can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts.

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

Healthcare Reform

In the U.S. and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that will likely affect our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs, improve access, and improve quality. The Affordable Care Act (“ACA”), passed in 2010, provided more Americans with health care coverage while attempting to curb the growth in healthcare spending in the U.S..  The legislation included reforms to patient rights and protections, rules for insurance companies, taxes, tax breaks, funding, spending, and amended other laws including the Food, Drug and Cosmetics Act. Some of the main provisions of the ACA that affected the pharmaceutical and biotechnology industry include, among others, the following:

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

The Drug Supply Chain Security Act imposes on manufacturers of certain pharmaceutical products obligations related to product tracking and tracing, among others.  Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, are required to label drug product with a product identifier, and are required to keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers is required to be done electronically. Manufacturers are also required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, manufacturers have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen,  and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements are also imposed on other trading partners in the supply chain.

We expect that additional state and federal healthcare reform measures will be adopted in the future. Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been  recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, California recently enacted a transparency law requiring manufacturers to report drug price increases and related information, and CMS reduced the payment rate for certain hospitals purchasing outpatient drugs at the 340B program discounted price.  In 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. However, certain aspects of the proposed rule have yet to be finalized.  Similarly, 340B program regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017, went into effect in 2018. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule in 2019 that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries, and in January 2019, CMS proposed eliminating the Anti-Kickback Act safe harbor for rebates typically provided to PBMs and health plans that are included in their cost effectiveness determinations.   These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Corporate Information

Antares is a Delaware corporation with principal executive offices located at 100 Princeton South Corporate Center, Suite 300, Ewing, New Jersey 08628.  We have two wholly owned subsidiaries in Switzerland (Antares Pharma AG and Antares Pharma IPL AG).  On January 31, 2001, we completed a business combination to acquire the operating subsidiaries of Permatec Holding AG, headquartered in Basel, Switzerland. Upon completion of the transaction, our name was changed from Medi Ject Corporation to Antares Pharma, Inc. We were incorporated as a Delaware corporation on April 29, 2005.

Segment and Geographic Information

We have a single reportable operating segment, which includes all of our self-administered parenteral pharmaceutical products and technologies.  See Note 2 to the Consolidated Financial Statements in Part II, Item 8 about segment financial information.

Employees

We believe that our success is largely dependent upon our ability to attract and retain qualified personnel in the research, development, manufacturing, business development and commercialization fields. As of March 1, 2019, we had 165 full-time employees. Of the 165 employees, 44 are primarily involved in research, development and manufacturing activities, 102 are primarily involved in commercialization and sales, with the remainder engaged in executive and administrative capacities.  Although we believe that we are appropriately sized to focus on our mission, we intend to add personnel with specialized expertise, as needed. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals. We consider our employee relations to be good, and none of our employees are represented by any labor union or other collective bargaining unit.

Available Information

We file with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents as required by applicable law and regulations.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  We maintain an Internet site (http://www.antarespharma.com).  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after electronically filing those documents with or furnishing them to the SEC.  The information on our website is not incorporated into and is not a part of this annual report.

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

We incurred net losses of $6.5 million, $16.7 million and $24.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we had an accumulated deficit at December 31, 2018 of $276.8 million. The costs for research and development of our products, product candidates and drug delivery technologies, and certain product candidates of our partners, along with marketing and selling expenses and general and administrative expenses, have been the principal causes of our losses.  We may not ever become profitable and if we do not become profitable your investment could be harmed.

We may need additional capital in the future in order to continue our operations.

At December 31, 2018, we had cash and cash equivalents of $27.9 million.  We believe the combination of our current cash and projected product sales, product development fees, license revenues, milestone payments and royalties should provide us with sufficient funds to meet our obligations and support operations through at least the first quarter of 2020.  However, we have not historically generated, and do not currently generate, enough revenue or operating cash flow to support our operations, and continue to operate primarily by raising capital through equity and debt financing arrangements. We reported net losses of $6.5 million, $16.7 million and $24.3 million, and negative cash flows from operations for each of the years ended December 31, and 2018, 2017 and 2016, respectively. To the extent additional financing is needed, the failure to raise necessary cash may require the Company to defer or delay spending for research and development, or cause us to curtail other controllable costs and discretionary spending.

We have funded our operations with proceeds from borrowings under a long-term debt financing arrangement.  On June 6, 2017 we entered into a loan and security agreement with Hercules Capital, Inc. for a term loan of $25.0 million. Payments under the loan are interest only until the first principal payment is due on August 1, 2019. The loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022.

We have also funded operations with proceeds from sales of our common stock through an “at the market offering” (the “ATM”), under which we may raise up to $30.0 million. As of December 31, 2018, we had generated $7.6 million in gross proceeds from the sale of 2.1 million shares of common stock.

If we do obtain additional financing or sell additional shares under the ATM, we cannot assure that the amount or the terms of such financing will be as attractive as we may desire, and your equity interest in the company may be diluted. If we are unable to obtain financing when needed, or if the amount of such financing is not sufficient, it may be necessary for us to take significant cost saving measures or generate funding in ways that may negatively affect our business in the future.  To reduce expenses, we may be forced to make personnel reductions or curtail or discontinue development programs.  To generate funds, it may be necessary to monetize future royalty streams, sell intellectual property, divest of technology platforms or liquidate assets. However, there is no assurance that, if required, we will be able to generate sufficient funds or reduce spending to provide the required liquidity.

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully commercialize, market and sell XYOSTED™ and OTREXUP®;
•	the success of our partners in commercializing and selling products such as AMAG’s Makena® auto injector, Teva’s generic epinephrine injection, and our product Sumatriptan Injection USP;
•	our ability to successfully develop and receive marketing approval for any product candidates;
•

our and our partners’ ability to successfully develop and obtain regulatory approval, and where applicable to obtain an AB-rating, of partnered products including multi dose pens for use with exenatide and teriparatide, a rescue pen and others;

•	our ability to successfully build commercial channels and sell future products if we choose not to partner the product;
•	our ability to manufacture, or have manufactured, products efficiently, at the appropriate commercial scale, and with the required quality;
•	timing and success of our and our partners’ development, regulatory and commercialization plans;
•	the demand for our technologies from current and future pharmaceutical partners;
•	our ability to increase and continue to outsource manufacturing capacity to allow for new product introductions;
•	product and price competition;
•	patient acceptance of our current and future products;
•	our ability to obtain reimbursement for our products from third-party payers;
•	our ability to develop additional commercial applications for our products;
•	our ability to attract and retain the right personnel to execute our plans;
•	our ability to develop, maintain or acquire patent positions;
•	our ability to control costs; and
•	general economic conditions.

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

We entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, for a term loan, of $25.0 million, which was funded to us upon the execution of the loan agreement on June 6, 2017.  Proceeds from the loan have been and will be used for working capital and general corporate purposes. The term loan accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50% and requires the payment of an additional end of term charge equal to 4.25% of the total principal amount of all advances under the loan. The Hercules Loan Agreement requires payments of interest only until the first principal payment is due on August 1, 2019. The loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022.

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

The launch and successful commercialization of a new product requires substantial dedication of financial and other resources and include steps related to manufacturing, logistics, sales and marketing, and establishing insurance coverage and reimbursement.  We launched OTREXUP® in February 2014, and XYOSTED™ in November 2018. Although we have hired and expect to continue to hire highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing pharmaceutical products on our own. In order to commercialize our products, we have built and expect to continue to build our sales, marketing, distribution, managerial and other non-technical capabilities and have made and expect to continue to make arrangements with third parties to perform these services when needed.

If we are unable to successfully implement our sales and marketing plans and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, then we may not be able to generate sustainable revenue growth from product sales which will have a material adverse effect on our business and future product opportunities.

Similarly, we may not be successful in maintaining the necessary commercial infrastructure, including sales representatives, managed care and medical affairs. Developing and enhancing our commercial capabilities to market our products has been and will continue to be expensive and time-consuming. As we continue to develop, maintain and grow these capabilities, we will have to compete with other pharmaceutical companies to recruit, hire, train and retain sales and marketing personnel. If we have underestimated the necessary sales and marketing capabilities or have not established the necessary infrastructure to support successful commercialization, or if our efforts to do so take more time and expense than anticipated, our ability to market and sell our drug products may be adversely affected.

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

There is no guarantee that patients and healthcare providers will adopt any newly approved products, or that insurers will provide adequate coverage and reimbursement, or will not disadvantage our products through imposition of prior authorization, step therapy, high co-payments, or similar formulary management techniques.  Any labeled limitations on the use of a product or warnings could discourage adoption of the product by patients, healthcare providers, and insurers.

Moreover, we and our partners may experience a delay in receiving coverage and reimbursement for any new products or may not receive adequate levels of coverage or reimbursement at all. By way of example, we are in the process of obtaining payer coverage for our recently approved testosterone replacement treatment product, XYOSTED™. The process for obtaining payer coverage is time consuming and uncertain. If the time to obtain coverage is lengthy, or if we are unable to obtain adequate coverage or if the rebates we negotiate are higher than anticipated, it may negatively impact our revenue from product sales.

Additionally, if patients and healthcare providers do not adopt any new product, or if insurers restrict patient access or disadvantage our or our partners’ products in their formularies or otherwise do not provide adequate coverage and reimbursement, we and our partners may not be able to generate sustainable revenue growth from product sales and royalties which will have a material adverse effect on our business and future product opportunities.

Product labeling restrictions and warnings may also discourage payers from providing adequate levels of coverage and reimbursement.  We and our partners, accordingly, may need to take steps to assist patients to afford our products, such as offering bridge programs, free-trial, discounts, rebates and co-pay coupon programs.  These programs, however, may not ultimately be successful.

Any post-approval requirements, including phase IV studies and Risk Evaluation and Mitigation Strategies, or REMS, may also require the dedication of substantial time and resources.  By example, as a post-marketing requirement for XYOSTED™, the FDA has asked us to conduct a label comprehension study that assesses patients’ understanding of key risk messages in the Medication Guide for XYOSTED™ and a study of testosterone replacement therapy in pediatric males ages 14 years and older for conditions associated with a deficiency or absence of endogenous testosterone. The label comprehension study findings may result in revisions to the Medication Guide to optimize patients’ understanding of important risks of XYOSTED™ and potentially other label restrictions or changes.  Additionally, the outcome of any post-approval studies, including the pediatric study, is uncertain and may not result in an expanded label indication or could result in additional labeling requirements or other post-approval restrictions or regulatory actions.

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

Successful sales of our products, such as OTREXUP® and XYOSTEDTM, depend on the availability of adequate coverage and reimbursement from third-party payers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payers' drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. Health plans often use tiered formularies that prefer one branded product in a therapeutic class over another through different patient co-payment amounts, and disadvantaging some products through techniques such as step therapy and prior authorization. Many states use formularies and preferred drug lists to obtain supplemental Medicaid rebates in excess of those required for Medicaid coverage.  The industry competition to be included in such formularies and not disadvantaged often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Additionally, certain third-party payers restrict or block access to patients for new products until a clinical review has occurred or clinical evidence is provided to support the benefits for covered patients. These restrictions may be imposed for months or longer and some third-party payers may refuse to add new products to their formularies or otherwise restrict patient access. To ensure sales, manufacturers often must provide multiple discounts on the same drug in the chain of distribution to the health care provider and the payer.  Further, manufacturers are required to assume responsibility for Medicare Part D prescription costs for innovator drugs and biologics and authorized generics while the beneficiary is in the coverage gap.  Increasingly, payers are looking for metrics and performance-based pricing to justify increased cost of therapeutic advancements.  Even if coverage is obtained, the net realization from price concessions may negatively impact our profitability.  Government health programs also impose inflation penalties which may have adverse consequences if we increase prices in the future.

Our partnered products encounter similar issues in obtaining reimbursement from third-party payers. While we are unable to control the reimbursement rate or discounts contracted with third-party payers by our partners, these rates ultimately affect our profit sharing on Sumatriptan Injection USP and royalties on products such as the Makena® Subcutaneous Auto-Injector and the Teva epinephrine auto injector.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and in international markets. Third-party coverage and reimbursement for OTREXUP®, XYOSTED™ or any of our other products or product candidates for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

The sale of XYOSTED™ and OTREXUP® requires significant resources, and if we do not achieve the sales expected, we may lose the substantial investment we have made in these products.

We have and expect to continue to devote substantial resources to establish and maintain a sales and marketing capability for XYOSTED™ and OTREXUP®. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels that we expect, we may be unable to recover the large investment we have made in research, development, manufacturing, inventory and marketing efforts, and our business and financial condition could be materially adversely affected.

We may not receive the final payment under our asset purchase agreement with Ferring, and we may be obligated to refund a portion of the purchase price to Ferring if the transaction is not completed as anticipated.

On October 10, 2017, we entered into an asset purchase agreement with Ferring to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line (previously defined as the “Ferring Transaction”). Pursuant to the asset purchase agreement, the purchase price for the purchased assets is to be paid to us by Ferring in four installments aggregating to $15.25 million (less a $750,000 credit for use of the purchased assets by us through the completion date).  Only the final installment of $5.25 million (less one third of the credit noted above) has not been paid to us.  A condition precedent to Ferring’s obligation to make the final payment under the asset purchase agreement is the transfer to Ferring of the CE Mark, a certification indicating that a product has met EU consumer safety, health or environmental requirements. The transfer of the CE Mark has not been completed, in part due to regulatory delays caused by the withdrawal of the United Kingdom from the EU.  The asset purchase agreement provides that, if the Ferring Transaction is not completed on or prior to October 10, 2019, then either we or Ferring may terminate the asset purchase agreement upon written notice to the other party. The asset purchase agreement also provides that, if the applicable EU regulatory authority issues a notice of withdrawal of the CE Mark as of October 10, 2017 (other than as a result of actions by Ferring not contemplated by the asset purchase agreement), then Ferring may terminate the asset purchase agreement upon written notice to us. Although we anticipate that the Ferring Transaction will be completed within the timeframe described above, it is possible that the conditions precedent to Ferring’s obligation to make the final payment may not be satisfied, or that the applicable EU regulatory authority will issue a notice of withdrawal of the CE Mark as of October 10, 2017, and that the Ferring Transaction may not be completed.  If the asset purchase agreement is terminated due to the failure of the conditions precedent to Ferring’s obligation to make the final payment to be satisfied on or prior to October 10, 2019, we will be required to return $7.5 million in payments made by Ferring ($9.5 million if the termination is due to the withdrawal of the CE Mark by the applicable EU regulatory authority or the failure of the Ferring Transaction to be completed because of our uncured material breach of any covenant or agreement in the asset purchase agreement) and Ferring will be required to return to us all purchased assets we transferred to Ferring. Termination of the transaction would result in the reversal of the gain on sale of assets previously recognized in the consolidated financial statements and negatively impact the Company’s results from operations in the period in which the termination may occur.

We rely on third parties to perform many necessary services for XYOSTED™ and OTREXUP®, including services related to the distribution, invoicing, rebates and contract administration, storage and transportation of our products.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on Cardinal to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management, sample administration and call center management, and, as a result, most of our finished goods inventory is stored at a single warehouse maintained by the service provider. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. We also rely on third parties to administer our drug price reporting and rebate payments, and contracting obligations under federal programs; however, we are responsible for compliance with the program requirements.  Moreover, if these third-party service providers fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If our employees or any third-party service providers fail to comply with applicable laws and regulations, we and/or they may face regulatory or False Claims Act enforcement action. Moreover, if the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we and/or they could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

Our employees, independent contractors, consultants, commercial partners, manufacturers, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or contract research organizations (“CROs”) could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act (“FCA”) case against us based on the actions or inactions of these third parties even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in an FCA case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

We rely on third parties to manufacture our and our partners’ products. If we do not develop and maintain relationships with manufacturers and/or assemblers of our and our partners’ drug/device products or product candidates, or if such third parties are unable to manufacture or supply product, or assemble and package the final products, we may be unable to successfully manufacture, assemble, package and sell our and our partners’ products, which could have a material adverse effect on our business.

We do not possess the facilities to manufacture commercial quantities of our or our partners’ drug/device combination products or components, including OTREXUP®, XYOSTEDTM, VIBEX® Sumatriptan Injection USP, epinephrine auto-injector devices, Makena® auto injectors or any other of our or our partners’ products or product candidates.   We also do not possess the facilities to manufacture clinical supplies of any product candidates or components.  We must contract with third parties and/or our partners to produce products, components, and product candidates and to assemble and package products and components according to specifications and government regulations.  The future development and delivery of our and our partners’ products and product candidates depends on the capability, timely, profitable and competitive performance of these third parties and/or our partners.  There is also no assurance that such third parties and/or our partners will be willing to manufacture, assemble or sell the drug/device products or components. A limited number of manufacturers exist that are capable of manufacturing our and our partners’ products, components, and product candidates. We and our partners may fail to contract with the necessary third parties or we and our partners may contract with third parties on terms that may not be favorable to us.

Our and our partners’ contract manufacturers must comply with all applicable manufacturing requirements, including cGMPs for drug products and QSRs for medical devices.  Before approving any marketing application, FDA will inspect the product manufacturing facilities. We and/or our partners must obtain FDA approval for a product’s or product candidate’s manufacturing process and facilities to receive product marketing approval, which we and/or our partners may never obtain or may not be able to maintain. Moreover, following product approval, FDA regularly also inspects drug and device manufacturers to ensure continued compliance with FDA’s requirements and requires reporting certain manufacturing issues.  If we or our partners are not able to obtain or maintain this approval and regulatory compliance, we and/or they would not be able to receive product approval, and commercialize and/or sell the applicable products.  Moreover, should any manufacturer fail to comply with the applicable regulatory requirements, we, our partners, and/or the manufacturer may face regulatory consequences, including enforcement actions and/or product recalls.  Additionally, use of third-party contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint. Failure by a contract manufacturer to supply product, could have a material adverse effect on our ability to generate revenue and profit.

In addition, contract manufacturers may utilize their own technology, technology developed by us, technology developed by our partners, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology, our reliance on such contract manufacturers is increased.  Technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require transfer of requisite data for regulatory purposes, including information contained in a proprietary drug or device master file held by a contract manufacturer. We and/or our partners would be dependent on the contract manufacturer for the maintenance and right of reference to the drug or device master file.  If the contract manufacturer fails to maintain a drug or device master file or withdraws our or our partners’ right of reference, we and/or our partners may no longer be able to manufacture, develop, market, and sell our or our partners’ products or product candidates.  FDA approval of the new manufacturer and manufacturing site, as well as certain changes to the manufacturing process, would also be required in the event a contract manufacturer is no longer available to us.  We may also be required to gather data and conduct studies and analyses to support the use of a new manufacturer or manufacturing process.

We rely on multiple commercial supply arrangements with third-party manufacturers for, including, without limitation:

•	the production and supply of the methotrexate, sumatriptan and testosterone drug substance in pre-filled syringes;
•	the manufacture of prefillable syringes;
•	the manufacture of device components;
•	the manufacture and partial assembly of VIBEX® and Quickshot auto injectors; and
•	the final assembly and packaging of our products and product candidates and our partners’ products and product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance, quality assurance and adequate training and management of manufacturing staff;
•	the possible breach of the manufacturing agreement or purchase orders by the third party because of factors beyond our control;
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

We and our partners depend on these third-party manufacturers to comply with cGMPs/QSRs enforced by the FDA and other regulatory requirements and to deliver materials on a timely basis.  To the extent that a contract manufacturer cannot deliver adequate quantities of clinical supplies that meet the applicable quality standards, our or our partners’ product development efforts may be delayed.  To the extent that a contract manufacturer cannot deliver adequate quantities of commercial products that meet the applicable quality standards, our or our partners’ commercialization efforts would be inhibited and as a result our revenue and profit may be adversely impacted.  In addition, because regulatory approval to manufacture a drug is site-specific, the FDA and other regulatory authorities will repeatedly inspect our and our partners’ current and future third-party manufacturers’ facilities for compliance with cGMPs/QSRs.  If we, our partners, or third-party manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may issue warning letters or suspend or withdraw our regulatory approval for approved or in-market products, refuse to approve any marketing applications, or refuse to allow future or current development of product candidates, among other things.  Departures from the applicable quality standards can also necessitate product recalls.  Our third-party manufacturers may also fail to pass the audits by our or our partners’ internal quality and regulatory group.  Any of these actions could delay or prevent our development of products, delay or prevent the submission of these products for regulatory approval, delay or prevent marketing approval, or result in insufficient product or product candidate quantity to support commercial demand or development.  We may also be required to replace manufacturers, which would be time consuming and expensive, and we may not be able to reach favorable agreements with or FDA approval for alternative manufacturers.  As a result, our business, financial condition and results of operations could be seriously harmed. See additional risk factors associated with manufacturing in the section “Risks Related to Regulatory Matters.”

In addition, we may consider entering into additional manufacturing arrangements with manufacturers. In each case, we will incur significant costs in obtaining the regulatory approvals and taking the other steps necessary to begin commercial production by these manufacturers.

We depend on Teva to manufacture the drug and finished packaged product and to distribute and commercialize the epinephrine auto-injector in the U.S.

We have entered into a license, development and supply agreement with Teva, pursuant to which we developed and are the exclusive supplier of the device for an epinephrine auto injector product marketed by Teva in the U.S.  Teva’s generic epinephrine injection was approved by the FDA in August 2018 and launched in limited quantities in late fourth quarter of 2018.

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

In addition, if Teva is unable to complete the final assembly and packaging of the finished epinephrine auto injector product, we may receive less revenue than desired or expected.   If Teva is unable to produce sufficient supplies of the drug or finished epinephrine auto injector product in accordance with the applicable manufacturing requirements or otherwise fails to comply with applicable regulatory requirements, Teva may be subject to regulatory enforcement action, which could impact its ability to produce, market, commercialize, sell, and distribute the finished drug product, and in turn, our revenue. We rely on Teva to commercialize and distribute the product, including determining the price and payer coverage. If Teva is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Additionally, Teva controls the business strategy, manufacturing and distribution decisions concerning the epinephrine auto injector product.  Such decisions by Teva may be beyond our control and may impact the success of the epinephrine auto injector product. As a result, we may receive less revenue than desired or expected. Further, Teva is subject to potential competition regarding other generic versions of the epinephrine auto injector product, and such additional competition could result in receiving less revenue than expected.

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

There is no guarantee that our partnership with Teva to distribute VIBEX® Sumatriptan will be successful.  Teva controls the manufacture and supply of the drug, sumatriptan, which is necessary for the production of VIBEX® Sumatriptan. If, at any time, Teva ceases to manufacture and supply us with sumatriptan or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors designed for this product to Teva.  In addition, if Teva is not able to produce sufficient supplies of the drug in accordance with cGMPs, we also will be unable to produce a finished product and we and/or Teva may be subject to regulatory enforcement action. We also rely on Teva to commercialize and distribute the product within the U.S. and if Teva is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Moreover, because we hold the FDA approved application for this product, we are responsible for FDA regulatory compliance.  Should Teva fail to comply with the applicable regulatory requirements, they or we may be subject to regulatory enforcement action.  Any enforcement action could impact the ability to produce, market, commercialize, sell, and distribute the finished drug product, and in turn, our revenue. Additionally, we may disagree with Teva on certain business strategies or its manufacturing and distribution decisions.  Such decisions by Teva may be beyond our control and may impact the success of VIBEX® Sumatriptan and we may receive less revenue than desired or expected. We have invested significant resources in the development of VIBEX® Sumatriptan, and, if our partnership with Teva is not profitable or is terminated for any reason, we may not receive a return on our investment and may suffer significant losses.

We depend on AMAG to manufacture and supply the drug and distribute and commercialize a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® worldwide.

We have entered into a license, development and supply agreement with AMAG to distribute a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena®, the Makena® Auto Injector.  AMAG launched the Makena® Subcutaneous Auto Injector in March 2018.

There is no guarantee that our partnership with AMAG will be successful.  AMAG controls the manufacture and supply of the drug, hydroxyprogesterone caproate, and has complete control over the launch and continuous commercialization and marketing of Makena® Auto Injector worldwide. If, at any time, AMAG ceases to manufacture and supply us with hydroxyprogesterone caproate or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors for this product to AMAG.  In addition, if AMAG is unable to produce sufficient supplies of the drug in accordance with cGMPs or otherwise fails to comply with the applicable regulatory requirements, we also will be unable to produce a finished product and/or we and/or AMAG may be subject to regulatory enforcement action, which would impact the ability to produce, market, commercialize, sell, and distribute the finished drug product, and in turn, our revenue. We rely on AMAG to commercialize and distribute the product worldwide and if AMAG is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Additionally, we may disagree with AMAG on certain business strategies or its manufacturing and distribution decisions.  Such decisions by AMAG may be beyond our control and may impact the success of the Makena® Auto Injector and we may receive less revenue than desired or expected.

We are also relying on AMAG to convert patients from using the current intramuscular formulation of Makena® to the subcutaneous formulation of Makena®.  However, such decisions will be made by AMAG and may be beyond our control, which could impact the sales of the product and we may receive less revenue than desired or expected.  Further, we and AMAG are subject to competition for generic versions of the intramuscular formulation of the drug, which is less costly for patients.  This competition could result in more patients utilizing the intramuscular formulation rather than the subcutaneous auto injector, thus resulting in us receiving potentially less revenue than expected.

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

The availability of our products for commercial sale depends upon our ability to procure the raw materials, components, packaging materials and finished products we need from third parties. We have entered into supply agreements with numerous third party suppliers, many of which are currently our single source for the materials necessary for certain of our products.  For example, we currently have the following single source suppliers in our supply chain for the commercial supply of XYOSTEDTM, OTREXUP®, Sumatriptan Injection USP, generic epinephrine injection devices, the Makena® subcutaneous auto injector and other partnered products:

•	The suppliers of the active pharmaceutical ingredient (“API”) for methotrexate and testosterone;
•	Pharmascience for supply of commercial quantities of methotrexate pre-filled syringes;
•	Fresenius for the supply of commercial quantities of testosterone pre-filled syringes;
•	Nypro for the supply of commercial quantities of the VIBEX® auto injectors for OTREXUP® and certain epinephrine injection devices;
•	ComDel for the supply of commercial quantities of the VIBEX® auto injectors for Sumatriptan Injection USP;
•	Teva for the supply of commercial quantities of the pre-filled syringes for Sumatriptan Injection USP;
•	Phillips for the supply of commercial quantities of the VIBEX® QuickShot® device for XYOSTEDTM and the Makena® subcutaneous auto injector product;
•	Minnesota Rubber and Plastics (“MRP”) for the manufacture and assembly of needle-free devices and certain related disposable component parts for Ferring;
•	Sharp for assembly and packaging of XYOSTEDTM, OTREXUP®, Sumatriptan Injection USP and Makena® subcutaneous auto injector; and
•

Cardinal for services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management for XYOSTEDTM and OTREXUP®.

If any of these or other third parties are unable to supply its respective component for any reason, including due to violations of the FDA’s QSR or cGMP requirements, our or our partners’ ability to manufacture the finished product will be adversely affected and our ability to meet the distribution requirements for any product sales of such products and the resulting revenue therefrom will be negatively affected.  We and our partners could also face enforcement actions or may need to engage in recalls due to issues with component suppliers.  Accordingly, there can be no assurance that any failure in any part of our supply chain will not have a material adverse effect on our ability to generate revenue from our products which depend on third party suppliers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

If we do not develop and maintain relationships with manufacturers of our device products, then we may be unable to successfully manufacture and sell our products.

Manufacturing of our needle-free device involves the assembly of products from machined stainless steel and composite components in limited quantities.  Manufacturing of our VIBEX® auto injector devices for OTREXUP®, Sumatriptan Injection USP and Epinephrine Auto Injectors, and the manufacturing of our Vibex® QuickShot®  auto injector for Makena® and XYOSTEDTM, involves high volume production of numerous complex parts as well as assembly of those parts.  The manufacture of our device products must also comply with applicable regulatory requirements. To the extent that manufacturers do not comply with the applicable regulatory requirements, we, they, or our partners may be subject to regulatory enforcement action or may need to undertake recalls.

Our planned future device business may necessitate changes and additions to our contract manufacturing and assembly process or the use of a secondary manufacturer due to the anticipated larger scale of manufacturing in our business plan.  Our devices must be manufactured in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining quality and acceptable manufacturing costs.  In the course of these changes and additions to our manufacturing and production methods, we may encounter difficulties, including problems involving scale-up, yields, quality control and assurance, validation and qualification, product reliability, manufacturing costs, existing and new equipment and component supplies, any of which could result in significant delays in production. We may also need to obtain FDA approval for any such changes, which may not be granted.

We rely on Nypro, Phillips and ComDel to manufacture our auto injector devices.  Any failure by our contract manufacturers to successfully manufacture the pressure assisted auto injector device in commercial quantities, be in compliance with regulatory regulations, or pass the audits by our internal quality and regulatory group or pharmaceutical partner would have a negative impact on our future revenue expectations.

We use Sharp for final assembly and packaging of many of our and our partners’ products.  Any failure by Sharp to successfully perform final assembly and packaging of our or our partners’ products, or be in compliance with regulatory requirements, may result in product shipment delays and may have a negative impact on our product availability and future revenue expectations.

MRP manufactures and assembles needle-free devices and certain related disposable component parts on our behalf that we sell to our partners Ferring and JCR.  There can be no assurance that MRP will be able to continue to meet regulatory requirements or our own quality control standards. Therefore, there can be no assurance that we will be able to continue to successfully produce, manufacture and sell the needle-free products to our partners Ferring and JCR.

Our pharmaceutical partners retain the right to audit the quality systems of our manufacturing partner, and there can be no assurance that our manufacturers will be successful in these audits. Any of these failures would negatively impact our business, financial condition and results of operations.  We will also continue to outsource manufacturing of our future products to third parties.  Such products may be price sensitive and may be required to be manufactured in large quantities, and we have no assurance that this can be done.  Additionally, use of contract manufacturers exposes us to risks in the manufacturers’ business such as their potential inability to perform from a technical, operational or financial standpoint.

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

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices, or otherwise promoted or marketed approved products in a manner that is inconsistent with FDA’s requirements.

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

Moreover, in addition to the regulatory restrictions on off-label promotion, there are other FDA restrictions on and requirements concerning product promotion and advertising, such as requirements that such communications be truthful and non-misleading and adequately supported.  FDA also has requirements concerning the distribution of drug samples.  In the event that the regulatory restrictions on off-label promotion, the FDA’s regulations and judicial case law allow companies to engage in some forms of truthful, non-misleading, and non-promotional scientific speech concerning the off-label uses of their products. We have endeavored to establish and implement extensive compliance programs in order to instruct employees on complying with the relevant advertising and promotion legal requirements. Nonetheless, the FDA, HHS-OIG, the DOJ and/or the state Attorneys General, and other regulators may take the position that we are not in compliance with promotional, advertising, and marketing requirements, and, if such non-compliance is proven, we may be subject to significant liability, including administrative, civil and criminal penalties and fines, in addition to regulatory enforcement actions.

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

For example, we are currently working with Teva on four products: VIBEX® with epinephrine, VIBEX® with sumatriptan, and two pen products with exenatide and teriparatide.  While VIBEX® with sumatriptan and epinephrine received FDA approval, there is no assurance that development of the other two products will continue or that they will ultimately receive FDA approval in a timely manner or at all, or if FDA approved, they will be a significant revenue source for us.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

For the year ended December 31, 2018, we derived approximately 31% of our revenue from Teva and 29% from AMAG.  In addition, we derived a significant portion of our product sales revenue from wholesale distributors, including McKesson and AmerisourceBergen, which accounted for approximately 12% and 11%, respectively, of total revenues in 2018. In the future, we expect to continue to generate a significant portion of our revenue from these customers as a result of our recent launch of XYOSTEDTM, and the launches of AMAG’s Makena® subcutaneous auto injector and Teva’s generic Epinephrine Injection USP.

The loss of any of these significant customers or partners or reduction in our business activities could cause our revenues to decrease significantly and increase our continuing losses from operations.  If we do not broaden our customer base, we will continue to depend on these few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

None of our significant license or collaboration agreements are perpetual in nature.  Each has a specified termination date and may be terminated in advance of the termination date or renewal date by either party under different circumstances, for example a breach by us.

Most of our total revenues are generated from a small number of products.

We generate product sales from a limited number of individual products.  If we or our partners are unable to continue to market any one or a number of those products, such as XYOSTEDTM, OTREXUP® or our partnered device products, such as Sumatriptan Injection USP, Makena® subcutaneous auto injector and generic epinephrine injection, then our total revenues, results of operations and cash flows could be materially adversely affected.  For example, if any of the products were to lose market share as the result of the entry of new competitors, or if the selling prices of any of these products were to decline significantly, there would be a direct negative impact on our reported revenues.

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

If medical doctors do not prescribe our products or our partners’ products, or the medical profession, including clinics or other institutional providers, or patients do not accept our products or our partners’ products, or group purchasing organizations or other similar buying groups do not offer our products to their members, or pharmacy benefit managers, health plans, health maintenance organizations, or other managed care organizations do not cover our products or disadvantage them on their formularies, our ability to grow or maintain our revenues will be limited.

Our business is dependent on market acceptance of our products and those of our partners by physicians, the medical community, the medical profession, including clinics and other institutional providers, patients, group purchasing organizations and other similar buying groups, pharmacy benefit managers, health plans, health maintenance organizations, and other managed care organizations. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products and those of our partners depend on many factors, including:

•	perceived safety and efficacy of our products;
•	the approved indications and claims for products, and any restrictions on the use of such products, including warnings, contraindications, restrictions, and REMS;
•	the ability to maintain an acceptable product safety and efficacy profile;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects in both clinical trials and commercial use;
•	availability of alternative treatments and perceived advantages/disadvantages;
•	medical practice and standard of care;
•	cost effectiveness;
•	substitutability under state pharmacy laws, in the case of generic products;
•	effectiveness of our marketing strategy and the pricing of our products;
•	publicity concerning our products or competing products; and

•	third-party coverage or reimbursement for our products and those of our partners.

Even though we have received regulatory approval for XYOSTEDTM, OTREXUP® and other products, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, physicians may not prescribe, clinics and other providers may not purchase, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any partners’ sales force;
•	the adequacy and effectiveness of our or our third parties’ production, distribution and marketing capabilities and those of our international partners;
•	the success of competing treatments or products, including generics; and
•	the availability and extent of reimbursement from third-party payers for our products and those of our partners.

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

One of our business strategies is to enter into license agreements with pharmaceutical companies covering the development, manufacture, use and marketing of our drug delivery devices with specific drug therapies. Under these arrangements, the partners typically assist us in the development of the product and sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery device with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the product or technologies for these therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product) and thus, would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies or products. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.  As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology. Moreover, our partners and licensees will be subject to many of the same regulatory risks as we are.  To the extent that they are not able to comply with the applicable regulatory requirements, or are not able to obtain or maintain regulatory product approvals, we and they may be subject to regulatory enforcement action, their performance of their obligations under their contracts with us may be inhibited, and we may not be able to realize the benefit of the relationship.

We are relying on partners such as Teva, AMAG and Pfizer for future milestone, sales and royalty revenue.  Our partners may fail to obtain FDA approval of a product with our technologies or may be unsuccessful in commercializing a product.  Significant delays in anticipated launches of these products in development may occur.  While we assist our partners in some cases in obtaining regulatory approvals and advancing new products, we depend on these partners and cannot control their decision-making or progress in achieving such goals. Any potential loss of anticipated future revenue could have an adverse effect on our business and the value of your investment.

Timing and results of clinical trials to demonstrate the safety and efficacy of products as well as the FDA’s approval of products are uncertain.

Drug development is an inherently risky and uncertain process.  Before obtaining regulatory approvals for the sale of any new product candidates, we and our partners must demonstrate through preclinical studies and clinical trials that the product is safe and effective for each intended use. Preclinical and clinical studies may fail at any stage to demonstrate the safety and effectiveness of a product or may not be completed on schedule or at all. Likewise, we and our partners may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large scale trials. A failure to demonstrate safety and efficacy could or would result in the failure to obtain regulatory approvals.

The rate of patient enrollment sometimes delays completion of clinical studies for a number of reasons. For example, there is substantial competition to enroll patients in clinical trials and such competition has delayed clinical development of our products in the past. For example, patients may not enroll in clinical trials at the rate expected, a greater number of patients may be required than initially anticipated, or patients may drop out after enrolling or be lost to follow-up in the trials or during the trials. Delays in planned patient enrollment can result in increased development costs and delays in regulatory approval. In addition, we rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or be insufficient to treat the patients participating in the clinical trials, or manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to cGMP and QSRs. We and our partners may also experience delays in obtaining, or we and our partners may not obtain, required initial and continuing approval of our clinical trials from institutional review boards, the FDA, or other applicable regulatory authorities. We cannot assure you that we or our partners will not experience delays or undesired results in these or any other clinical trials.  For example, the FDA may issue a CRL in response to one of our or our partners’ marketing applications.  If a CRL is issued for any of our or our partners’ product candidates, we or our partner will be delayed in marketing that product candidate, we or our partner may need to conduct additional clinical trials and collect additional data and information, including manufacturing information, make revisions to manufacturing processes, and the FDA could convene an advisory committee to obtain expert advice on issues that resulted in the CRL being issued.  Clinical trials may also be suspended, placed on hold, or terminated by us, institutional review boards, the FDA, or other applicable regulatory authorities for a number of reasons, including failure to comply with the applicable regulatory requirements, including GCPs, and issues involving subject safety.

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

An increase in the number of competitors targeting generic and 505(b)(2) ANDA opportunities and seeking U.S. market exclusivity may adversely affect our revenues and profits.

Our ability to achieve continued growth and profitability through sales of generic pharmaceuticals is dependent on our and our partners’ continued success in challenging patents, developing non-infringing products or developing products with increased complexity to provide opportunities with U.S. market exclusivity or limited competition. There is substantial competition in the pharmaceutical industry.  We and our partners will face competition from generic drug products, drug products that are similar to our or our partners’ products, drug products containing the same active ingredient as our or our partners’ products, and drug products for the same indication as our or our partners’ products.

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

Similarly, to the extent we or our partners are able to receive exclusivity for our products, our or their sales, profits, and profitability can be positively impacted.  However, we or they may not be granted the periods of regulatory exclusivity, or granted exclusivities and other protections may not adequately protect the products from competition.  For example, exclusivity does not prevent physicians from prescribing a similar product even if it is not approved for the same indication. Were this to occur, we or they may be subject to ANDA and/or 505(b)(2) competition sooner than we anticipate.  We or our partners may also be subject to increased generic competition sooner than anticipated as FDA has taken steps to facilitate the approval of generic products in an effort to increase competition in the prescription drug market.

Further, regardless of any granted exclusivities, we or our partners may face competition from products that are not otherwise blocked by our or our partners’ patents or exclusivities.  Moreover, for 505(b)(2) products, we or our partners may face competition from other products intended for the same use and/or that otherwise contain the same active ingredients, which may be less expensive than our or our partners’ products.  Any increase or changes in the competitive landscape for our or our partners’ products may impact product sales and the amount that can be charged for a given product.

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

The 180-day market exclusivity period is generally triggered by commercial marketing of the generic product or an authorized generic drug product. However, the exclusivity period can be forfeited by our failure to obtain tentative approval of our product or to launch a product within a specified statutory period. The Hatch-Waxman Act also contains other forfeiture provisions that may deprive the first “Paragraph IV” filer of exclusivity if certain conditions are met, some of which may be outside our control. Accordingly, we may face the risk that any granted exclusivity period is triggered or forfeited before we are able to commercialize a product and therefore may not be able to exploit a given exclusivity period for specific products.

We face intense competition from companies that have greater resources and capabilities.

Many of our competitors are larger and have substantially longer experience in the development and marketing of innovative and specialty consumer-oriented products. They may be able to respond more quickly to new or emerging market preferences or to devote greater resources to the development and marketing of new products and/or technologies than we can. As a result, any products and/or innovations that we develop may become obsolete or noncompetitive before we can recover the expenses incurred in connection with their development. In addition, for these product categories we must demonstrate to physicians, patients and third-party payers the benefits of our products relative to competing products that are often more familiar or otherwise better established. If competitors introduce new products or new variations on their existing products, our marketed products, even those protected by patents, may be replaced in the marketplace, we may never be able to establish a sufficient market share or we may be required to lower our prices. Moreover, to the extent that competitors are able to receive FDA approval for and launch their competing products before us or our partners, they may develop a larger market share.

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

We may seek to protect our patent rights by asserting an allegation of infringement against third parties. For instance, for any products approved via the NDA pathway, we will be required to submit certain patent information for inclusion in FDA’s Orange Book.  There is no guarantee, however, that we will be able to obtain patents that may be included in the Orange Book.  Moreover, the rules for submitting patents to the Orange Book are detailed and complex. To the extent that we do not include a patent in the Orange Book, we would not be able to avail ourselves of the protections provided in the Hatch Waxman Act, including the possibility of a 30-month stay.  To the extent that we include a patent in the Orange Book that should not be included, we could also face legal action.

If third parties identify our products as reference listed drugs in any ANDA or 505(b)(2) applications, they will be required to provide patent certifications in their applications for our listed patents, and notifications to us.  In the event such third parties make paragraph IV certifications, we would be entitled to file a patent infringement lawsuit, and if that is accomplished within 45 days after receiving the notification, it would trigger a 30-month stay against FDA making the approval of the third party’s application effective.  Patent litigation is costly and time consuming and the outcome is uncertain.  There is no assurance of success with any patent litigation.  Depending on the ultimate outcome of the litigation it may have an adverse effect on results of operations and our market penetration. We may also determine that it is not in our business interest to file a patent infringement law suit in response to a paragraph IV certification.

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

Additionally, we are developing and may develop other products in the future for ourselves and/or our partners using the ANDA and/or 505(b)(2) pathways.  Our partners may also do the same. There can be no assurance that those products will not be subject to litigation, which could delay or prohibit the launch of those potential products.  We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. Moreover, regardless of whether we and/or our partners are ultimately successful in defending a patent infringement suit, we and/or they may be significantly delayed by a 30 month stay in the event we and/or they make a paragraph IV certification.

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

A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. Product liability claims can also result in regulatory consequences, including, but not limited to investigations and regulatory enforcement actions, as well as recalls, revocation of approvals, or labeling, marketing or promotional restrictions or changes.  In addition, defending a product liability lawsuit is expensive and can divert the attention of key employees from operating our business. Such claims can also impact our ability to initiate or complete clinical trials.

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

We depend on information technology and computer systems to operate our business, and any  failures or interruptions in our internal computer systems, including a data breach or cybersecurity incident, could have a negative impact on our business.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, attacks by computer hackers, natural disasters, terrorism, war and telecommunication and electrical failures. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information, corruption of data.  While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, protected health or proprietary information, we could incur liability or damage to our reputation, and the further commercialization and development of our products and product candidates could be delayed.

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

Risks Related to Regulatory Matters

Our and our partners’ product candidates are subject to the inherent risk of product development, in that they may not receive regulatory marketing approval on a timely basis or at all.  If we or our partners fail to obtain, or have delays in obtaining, regulatory approvals for any product candidates, our business, financial condition and results of operations may be materially adversely affected.

We and our partners are not permitted to market any product candidates in the U.S. unless and until we or they obtain regulatory approval from the FDA. To market the product in the U.S., we or our partners must submit to the FDA and obtain FDA approval of a marketing application.  We and our partners have historically used FDA’s 505(b)(2) NDA and ANDA pathways.  A 505(b)(2) NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate.  An ANDA must be supported by studies demonstrating that the product candidate is bioequivalent to the reference listed drug, as well as extensive information regarding CMC. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the approval pathway, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate.

To conduct our and our partners’ clinical and preclinical studies, we and they rely on third parties, including Contract Research Organizations and clinical trial sites to carry out the studies in accordance with the written protocol, instructions, our and our partners’ agreements with them, and the applicable regulatory requirements.  There is no guarantee that we or our partners will be able to negotiate agreements with these third parties on acceptable terms, on a timely basis, or at all.  To the extent that these third parties do not carry out their responsibilities, as is required, or to the extent that we, our partners, or such third parties terminate the applicable agreements, we or our partners may need to replace them, which may take significant time, effort, and expense.  Additionally, we or our partners may be subject to regulatory enforcement action for such third parties’, our, or our partners’ actions and FDA or foreign regulatory authorities may find that the study data generated cannot form the basis for approval of a marketing application, requiring that we or our partners conduct additional preclinical and clinical studies.  Moreover, investigators and CROs may be subject to conflicts of interest that compromise or appear to compromise the resulting data.  Such third-parties may also have relationships with other entities that they may prioritize over the conduct of our or our partners studies.

Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we or our partners could encounter problems that cause us or they to repeat or perform additional preclinical studies, CMC studies or clinical trials. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, failure to receive FDA or IRB authorization to begin a trial, negative or inconclusive results, slow or insufficient subject enrollment, failure to obtain adequate clinical supply of product candidates, and failure by us, our partners, CROs, and clinical trial sites to follow the applicable regulatory requirements, including GCPs. We or our partners may also not have sufficient funding to conduct or complete a clinical trial or pay the substantial FDA application user fees.  The FDA and similar foreign authorities could also delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem a product candidate to be adequately safe and effective or, in the case of a generic drug product, bioequivalent to the reference listed drug;
•	may not find that we have adequately bridged to the reference listed drug, in the case of a 505(b)(2) application;
•	may not find the data, including foreign data, from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we or our partners do;
•	may not approve the manufacturing processes or facilities associated with our product candidates;
•

may not agree with the pathway that we or our partners have chosen for our product candidates, requiring us to pursue more difficult approval pathways, including submitting full NDAs, or may not agree with our or our partners’ intended indications;

•	may find that our or our partners reliance on a reference listed drug for an ANDA or 505(b)(2) application or literature for a 505(b)(2) application is not appropriate;
•	may not agree with the design and/or implementation of our clinical and/or pre-clinical studies;
•	may require us to conduct additional clinical and/or pre-clinical studies or gather additional information or data;

•	may change approval policies (including with respect to our product candidates’ class of drugs), adopt new regulations;
•	may not meet their review goal dates; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Significant delays also could shorten any periods during which we or our partners may have the exclusive right to commercialize our product candidates allow competitors to bring products to market before we do.

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

By example, with regard to XYOSTEDTM, we submitted a 505(b)(2) NDA to the FDA in December 2016, the NDA submission was accepted and assigned a PDUFA target date for completion of its review by October 20, 2017, and on October 20, 2017, we received a CRL from the FDA.  We provided a resubmission to the FDA in response to the CRL on March 29, 2018 and, on September 28, 2018, XYOSTEDTM was approved by the FDA.  However, even if product candidates are approved, they may be subject to certain limits or other costly and burdensome requirements. For instance, the product candidates may be subject to limitations on the indicated uses for which the products may be marketed, distribution restrictions, or to other conditions of approval; may contain significant safety warnings, including boxed warnings, contraindications, and precautions; may not be approved with label statements necessary or desirable for successful commercialization; or may contain requirements for costly post‑market testing and surveillance or other requirements, including REMS, to monitor the safety or efficacy of the products.

Failure to obtain, or delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of any products that we develop in the future;
•	impose additional costs on us or our partners;
•	diminish any competitive advantages that may be attained; and
•	adversely affect our or our partners’ ability to generate revenues.

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

The design, development, testing, manufacturing and marketing of pharmaceutical compounds and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries.  The approval process is generally lengthy, expensive and subject to unanticipated delays.  We, alone or with our partners, have and may in the future pursue marketing approval for products from regulatory authorities in the U.S. and other countries for products developed internally and pursuant to our license agreements.  In the future we, or our partners, may need to seek approval for or submit FDA notifications regarding changes, including changes to manufacturing, manufacturers, and product labeling, to existing products or for newly developed products.  We or our partners may need to support these applications or notifications with certain data or information that would need to be collected or developed.  Moreover, FDA may ultimately not approve any such changes.  Our revenue and profit will depend, in part, on the successful introduction and marketing of some or all of such products by our partners or us.

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

Moreover, the regulatory path for approval of combination products may be subject to review by several centers within the FDA and although precedent and guidance exists for the requirements for such combination products, there is no assurance that the FDA will not change what it requires or how it reviews such submissions.  Human clinical testing may be required by the FDA in order to commercialize these products and devices and there can be no assurance that such trials will be successful. Such changes in review processes or the requirement for clinical studies could delay anticipated launch dates or be at a cost which makes launching the product or device cost prohibitive for ourselves or our partners. Such delay or failure to launch these products or devices could adversely affect our revenues and future profitability.

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

Our business and product development may also be adversely affected by the result and timing of the FDA’s review of Teva’s ANDAs for its exenatide and teriparatide pen products as we cannot market or sell our injector for use with these drug products in the U.S. until they have been approved by the FDA. In other jurisdictions, we, and the pharmaceutical companies with whom we are developing technologies (both drugs and devices), must obtain required regulatory approvals from regulatory agencies and comply with extensive regulations regarding safety and quality.  If approvals to market the products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues may not materialize or may decline.  We may not be able to obtain all necessary regulatory approvals. Additionally, clinical data that we generate or obtain from partners from FDA regulatory filings may not be sufficient for regulatory filings in other jurisdictions and we may be required to incur significant costs in obtaining those regulatory approvals.

The 505(b)(2) and 505(j) (ANDA) regulatory pathway for many of our potential products is uncertain and could result in unexpected costs and delays of approvals.

Many of our and our partners’ drug/device combination product candidates may be developed via the 505(b)(2) or the ANDA route. Both the 505(b)(2) and ANDA regulatory pathways are continually evolving and advice provided in the present is based on current standards, which may or may not be applicable when we or our partner potentially submit a NDA or ANDA. Based on evolving regulatory policies, we or our partners may not be able to use the 505(b)(2) or ANDA pathways in the future, requiring that we or they pursue the costlier and time consuming 505(b)(1) full NDA pathway. We or our partners may also face delays or impediments to the approval of any product candidates if a competitor files a citizen petition with FDA.

Moreover, any FDA intervening approvals of drug products that are the same or similar to our or our partners’ product candidates could impact our potential market position and prospects, as well as impact the approval of our or our partners’ product candidates.   By example, should FDA approve a product that is pharmaceutically equivalent to one of our or our partners’ 505(b)(2) NDA product candidates before we or they submit a marketing application, we or they would be required to change the marketing application to an ANDA application.  Similarly, should FDA approve a product that is more similar to any of our or our partners’ ANDA product candidates than the current reference listed drug, we or our partners may be required to change the reference listed drug for the ANDA.  Either of these scenarios could require additional development work, and clinical or preclinical studies.  FDA intervening approvals could also delay the timeframe within which we or our partners may submit product applications to FDA or within which FDA may make approvals of such applications effective, due to periods of patent protections and regulatory exclusivities for the newly approved product. Because the FDA cannot disclose whether such predicate product(s) is under development or has been submitted at any time during another company’s review cycle, we would not know whether there are any intervening products or applications until such product or application is approved.

Drug delivery systems such as injectors are reviewed by the FDA and may be legally marketed as a medical device or may be evaluated as part of the drug approval process.   Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established the Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  We or our partners may seek approval for a product including an injector and a generic pharmaceutical by filing an ANDA claiming bioequivalence and the same labeling as a comparable referenced product or as a filing under Section 505(b)(2) if there is an acceptable reference product.  In reviewing the ANDA filing, the agency may decide that the unique nature of combination products leads them to question the claims of bioequivalence and/or same labeling, resulting in our re-filing the application under Section 505(b)(2).  If such combination products require filing under Section 505(b)(2) we may incur delays in product approval and may incur additional costs associated with testing, including clinical trials.  The result of an approval for a combination product under Section 505(b)(2) may result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies.  In addition, approval under the 505(b)(2) or ANDA regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.

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

Our and our partners’ products and product candidates are considered to be drug/device combination products by FDA, consisting of a drug product and a drug delivery device.  If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our and our partners’ products and product candidates, the primary mode of action is attributable to the drug component of the product, which means that the Center of Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review.  These products and product candidates will be and have been subject to the FDA drug approval process, and will not require a separate FDA clearance or approval for the device component.  Even though these products and product candidates are subject to the drug approval process, we, our partners, and any of our respective contractors will be required to comply with FDA regulatory requirements related to both drugs and devices.  For instance, drug/device combination products must comply with both the drug cGMPs and device QSRs.  Depending on whether the drug and device components are at the same facility, however, FDA’s regulations provides a streamlined method to comply with both sets of requirements.  Additionally, drug/device combination products will be subject to additional FDA and constituent part reporting requirements.  The development of drug/device combination products will also be more complex because the sponsor of the product application will need to demonstrate the safety and efficacy of both the drug and device components of the product.  These requirements will require additional effort and monetary expenditure to ensure that our and our partners’ products and product candidates.

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

Our and our partners’ products and product candidates are subject to extensive and rigorous government regulation by the FDA and other foreign regulatory agencies, including requirements related to research, development, pre-clinical and clinical testing before and after product approval, manufacture, safety, effectiveness, record keeping, reporting, labeling, packaging, storage, distribution, safety, deviation, and other reporting, approval, facility registration and product listing, the payment of user fees, advertising, marketing, promotion, sale, distribution, sampling, import and export of pharmaceutical and medical device products. Because our and our partners’ products and product candidates are drug/device combination products, we and they will have to comply with more regulatory requirements that would otherwise be required for products that are not combination products.  Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.  Moreover, were we or our partners to seek regulatory approval for additional indications or uses of any products that we or they may have already received marketing approval for, we or they would be subject to the risks of product development, including the failure to obtain regulatory approval.

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

The FDA will continue to monitor the product after approval for continued safety, efficacy, and compliance.  We, our partners, and contractors will also be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with regulatory requirements. Later discovery of previously unknown adverse events or that the drug is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including warning letters, untitled letters, cyber letters, manufacturing and distribution restrictions, changes to product labeling, post-marketing study or other requirements such as REMS, refusal to approve marketing applications or supplements, withdrawal of marketing application approvals, removal of the product from the market, labeling or promotional material modifications, product recalls, market withdrawals, field corrections, clinical holds and suspensions of clinical studies, fines, penalties, disgorgement, corporate integrity agreements, consent decrees, seizure, injunctions, prohibition on importing and exporting, dear healthcare provider letters, adverse publicity, FDA debarment, debarment from government contracts or refusal of orders under existing contracts, and exclusion from federal healthcare programs, among other consequences.  Any of these events could have other material and adverse effects on our operations and business.

We and our contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances for XYOSTED™, which will require the expenditure of additional time and will incur additional expenses to maintain compliance.

XYOSTED™ is a drug/device combination product in which the drug product is testosterone.  Testosterone is a Schedule III controlled substance.  Accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as state controlled substances laws and regulations enforced by state authorities.  These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements.  These requirements are enforced by DEA through periodic inspections.

To continue to engage in controlled substance activities, we, and our contractors, distributors, prescribers, and dispensers must maintain controlled substance registrations.  To the extent that we and our contractors, distributors, prescribers, and dispensers cannot obtain or maintain the necessary controlled substance registrations, we and these other third parties would not be able to continue engaging in controlled substance operations.  This would prevent the continuing commercialization of XYOSTED™ or would require that we find alternative contractors, which would take additional time and expenses, also delaying or interrupting the commercialization of XYOSTED™.   Moreover, even if we, and our contractors, distributors, prescribers, and dispensers are able to obtain and maintain the necessary controlled substance registrations, compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit the successful commercialization of XYOSTED™.  If we, and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.

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

Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act and similar laws in some state and foreign markets. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business. The laws in the U.S. that may affect our ability to operate include, but are not limited to:

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

•

the federal Physician Payment Sunshine Act, created under the PPACA, and its implementing regulations requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, with data collection and reporting to CMS required by 90th day of each calendar year;

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
•

state law equivalents of each of the above federal laws, such as anti-kickback, false claims, consumer protection and unfair competition laws which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payers, including commercial insurers; state transparency laws requiring manufacturers to report pricing information; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers; state laws that require drug manufacturers to file reports with states regarding marketing  information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities); and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and

•

the Drug Supply Chain Security Act of 2013 imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing.  Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug products to individuals and entities to which product ownership is transferred, are required to label drug product with a product identifier, and are required to keep certain records regarding the drug product.  The transfer of information to subsequent product owners by manufacturers is required to be done electronically.  Manufacturers are also required to verify that purchasers of the manufacturers' products are appropriately licensed.  Further, manufactures have drug product investigation, quarantine, disposition, and FDA and trading partner notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements are also imposed on other trading partners in the supply chain.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together “the Healthcare Reform Act”), expanded healthcare coverage within the U.S., primarily through the establishment of state exchanges and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Moreover, legislative changes to the Healthcare Reform Act remain possible. Recently, the law’s individual health insurance mandate was repealed and manufacturers’ responsibility for the cost of prescriptions in the Medicare Part D donut hole has increased.  We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.  In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.  For example, California recently enacted a law providing transparency into drug price increases which imposes new reporting requirements on manufacturers, and CMS reduced the Medicare Part B reimbursement rate for drugs purchased by hospitals under the 340B program. CMS has also proposed reducing prices of products paid by Medicare Part B by basing their reimbursement rate on the average price among other industrialized countries, and eliminating the AKS safe harbor for rebates typically provided to Pharmacy Benefit Managers (“PBMs”) and health plans that are included in their formulary cost effectiveness determinations.  These proposals, if adopted, could have a significant impact on our business.

To help patients afford our products XYOSTEDTM and OTREXUP®, we offer discount, rebate, and co-pay coupon programs.  Co-pay coupon programs have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs.

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

In addition, the stock markets, in general, the NASDAQ Capital Market and the market for biotechnology companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action or derivative litigation.

We are at risk of securities class action and similar litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, on October 23, 2017, Randy Smith filed a complaint in the District of New Jersey on behalf of a putative class of persons who purchased or otherwise acquired Antares securities against Antares, Robert F. Apple and Fred M. Powell.  In addition, in January 2018, three stockholders filed separate derivative actions, one in the District of New Jersey and two in the Superior Court of New Jersey Chancery Division, Mercer County, purportedly on our behalf, against certain directors and officers, as well as the company as a nominal defendant. Even if we are successful and ultimately prevail, litigation could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Future conversions or exercises by holders of options could dilute our common stock.

As of March 1, 2019, we had options outstanding that are exercisable, at exercise prices ranging from $0.53 to $4.54 per share, for an aggregate of approximately 10.6 million shares of our common stock. Purchasers of our common stock could therefore experience dilution of their investment upon exercise of the above options.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of March 1, 2019, our officers and directors beneficially owned an aggregate of approximately 9.1 million shares (or approximately 5.4% of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We currently lease approximately 18,000 square feet of office, laboratory and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. This lease will terminate in March 2022.

We also lease a small amount of office space in Muttenz, Switzerland.  The lease is month-to-month and requires a three month notice prior to termination.

Item 3.	LEGAL PROCEEDINGS

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell. The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTEDTM; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTEDTM. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

 Common Shareholders

As of March 1, 2019, we had 71 shareholders of record of our common stock and approximately 19,249 shareholders in street name.

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

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the NASDAQ Composite Index and the NASDAQ Biotechnology Stock Index. The graph covers the period beginning December 31, 2013, through December 31, 2018. The graph assumes $100 was invested in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Stock Index on December 31, 2013 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31,
	2013	2014	2015	2016	2017	2018
Antares Pharma, Inc.	$100.00	$57.49	$27.07	$52.13	$44.52	$60.85
NASDAQ Composite Index	100.00	113.40	119.89	128.89	165.29	158.87
NASDAQ Biotechnology Index	100.00	134.10	149.42	117.02	141.66	128.45

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	At December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$27,892	$26,562	$27,715	$32,899	$34,029
Total assets	88,277	74,338	66,325	84,562	68,773
Long-term debt	25,126	24,858	—	—	—
Accumulated deficit	(276,800)	(270,285)	(253,445)	(229,106)	(208,447)
Total stockholders’ equity	39,001	33,547	45,218	67,042	41,196

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Product sales	$47,870	$41,695	$40,318	$27,533	$13,196
Licensing and development revenue	6,753	11,171	10,401	16,134	10,955
Royalties	8,931	1,649	1,503	1,991	2,351
Total revenues	63,554	54,515	52,222	45,658	26,502
Cost of product sales	29,094	22,317	23,909	12,925	9,360
Cost of development revenue	1,971	5,149	4,908	6,533	1,877
Gross profit	32,489	27,049	23,405	26,200	15,265
Research and development	12,328	11,854	19,592	18,601	17,387
Selling, general and administrative	36,762	31,646	27,930	28,061	32,991
Total operating expenses	49,090	43,500	47,522	46,662	50,378
Gain on sale of assets	12,500	860	—	—	—
Operating loss	(4,101)	(15,591)	(24,117)	(20,462)	(35,113)
Other income (expense)	(2,414)	(1,152)	(122)	(22)	(14)
Net loss before income taxes	(6,515)	(16,743)	(24,239)	(20,484)	(35,127)
Income tax provision	—	—	100	175	25
Net loss	$(6,515)	$(16,743)	$(24,339)	$(20,659)	$(35,152)
Net loss per common share (1) (2)	$(0.04)	$(0.11)	$(0.16)	$(0.14)	$(0.27)
Weighted average common shares outstanding	157,407	156,054	154,992	146,594	130,550

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this annual report. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements preceding Item 1. (“Business”).

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a combination drug device company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our patented drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. Our intramuscular and subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG and Pfizer.

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

We developed XYOSTED™ (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, which was approved by the FDA on September 28, 2018 and launched for commercial sale in November 2018. XYOSTED™ is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. In connection with the launch of XYOSTED™, we hired approximately 50 additional sales representatives and cross-trained the combined sales force to leverage our existing resources and enhance our commercial organization. Our sales representatives started detailing XYOSTED™ to physicians in the second half of December 2018.

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

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement. The Makena® subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past, which was approved by the FDA in February 2018. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, which was launched in the U.S. for commercial sale by AMAG in March 2018, and we receive royalties on AMAG’s net sales of the product.

In collaboration with Teva, we developed a version of our VIBEX® auto injector for use in a generic epinephrine auto injector product that was approved by the FDA in August 2018 and commercially launched in limited quantities in late fourth quarter of 2018.  Teva’s Epinephrine Injection USP is indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients and was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We are the exclusive supplier of the device and Teva is responsible for commercialization and distribution of the finished product, for which we also receive royalties on Teva’s net sales.

We are also collaborating with Teva on a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva continues to work through the regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation related to Teva’s ANDA for teriparatide, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

In August 2018, we entered into a collaboration agreement with Pfizer to develop a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. We will develop the product and Pfizer will be responsible for obtaining FDA approval of the combination product. We intend to enter into a separate supply agreement with Pfizer pursuant to which we will provide fully packaged commercial ready finished product to Pfizer and Pfizer will then be responsible for commercializing the product in the U.S., pending FDA approval, for which the Company will receive royalties on net sales.

We also make reusable, needle-free injection devices that administer injectable drugs, which are currently marketed primarily through Ferring and JCR Pharmaceuticals CO., Ltd., for use with human growth hormone. However, in October 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring (the “Ferring Transaction”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million.

The purchase price is to be paid in four installments: a $2.0 million upfront payment received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to the needle-free product manufacturing; a third installment of $4.75 million received upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million payable to us upon Ferring’s receipt of the CE Mark needed to continue to commercialize the needle-free product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”.) As of December 31, 2018, all of these payments had been received except for the final installment of $5.0 million. We will continue to manufacture and supply needle-free devices and receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements until the Completion Date, which we expect to occur in 2019.

Results of Operations

We are a growing, revenue generating company focused on the development and commercialization of proprietary and partnered products.  We posted consecutive year-over-year increases in our revenue for the years ended December 31, 2018, 2017 and 2016, respectively.  Our net loss was $6.5 million, $16.7 million and $24.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and we reported a net loss per share of $0.04 for the year ended December 31, 2018 as compared to $0.11 per share and $0.16 per share for the years ended December 31, 2017 and 2016, respectively.  The following is a discussion of our results of operations on a comparative basis for the years ended December 31, 2018, 2017 and 2016.

Revenues

Total revenues for the year ended December 31, 2018 increased to $63.6 million, as compared to $54.5 million for the year ended December 31, 2017, an increase of $9.0 million or 17%. Total revenue for the year ended December 31, 2017 increased by $2.3 million or 4% as compared to $52.2 million for the year ended December 31, 2016.  The following table provides details about the components of our revenue (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Proprietary product sales	$17,532	$17,946	$15,145
Partnered product sales	30,338	23,749	25,173
Total product sales	47,870	41,695	40,318
Licensing and development revenue	6,753	11,171	10,401
Royalties	8,931	1,649	1,503
Total revenue	$63,554	$54,515	$52,222

Proprietary Product Sales

We sell OTREXUP® and XYOSTEDTM in packages of four pre-filled, single-dose disposable auto injectors to wholesale pharmaceutical distributors, subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Revenue is recognized upon delivery to distributors, net of estimated returns and product sales allowances. For each of the years in the three year period ended December 31, 2018, revenue from proprietary product sales was principally attributable to sales of  OTREXUP®, which was first launched for commercial sale in 2014. XYOSTEDTM was approved by the FDA on September 28, 2018. We began shipping product to distributors and detailing XYOSTEDTM to health care professionals in November 2018.

The net decrease in proprietary product sales for the year ended December 31, 2018 as compared to 2017 was due to the recognition of an additional $1.3 million of revenue in the first quarter of 2017 as a result of a change in estimation and recognition method for revenues that were previously deferred on product shipped to distributors in prior periods. Prior to the first quarter of 2017, due to our limited sales and returns history, revenue was initially deferred upon shipment to distributors and recognized based on estimated prescriptions dispensed or expiration of customer rights of return. In the first quarter of 2017, we determined we had developed sufficient historical information to reasonably estimate future returns of OTREXUP® and began recognizing revenue upon delivery to distributors, net of estimated returns. Accordingly, we recognized an additional $1.3 million in OTREXUP® revenue in the year ended December 31, 2017, for amounts that were previously deferred.

The remaining change in proprietary product sales for the year ended December 31, 2018 versus 2017 was a net increase of $0.9 million, which was attributable to increased unit sales of OTREXUP®, offset by a decrease in net selling price, and sales of XYOSTEDTM. Revenue from sales of XYOSTEDTM was recognized net of estimated product returns and sales allowances, which are typically higher in the early stages of a product launch based on our experience with previous products and the terms of contracts currently in place. Changes in these estimates could impact the amount of revenue recognized in future periods. Prior to the adoption of ASC 606, as discussed below in “Critical Accounting Policies”, the revenue we recognized from sales of XYOSTEDTM to distributors would have been initially deferred in accordance with previous revenue recognition standards and industry practice until rights of return expire or prescriptions are dispensed.

The increase in proprietary product revenue for the year ended December 31, 2017 as compared to 2016 was driven by the recognition of the additional $1.3 million in previously deferred revenue from OTREXUP® sales in the first quarter of 2017, as described above, coupled with an increase in OTREXUP® shipments to distributors and an underlying growth in prescriptions dispensed.

Partnered Product Sales

We sell products and components to our partners Teva, AMAG and Ferring pursuant to various license, development and supply arrangements.  Partnered product sales increased by $6.6 million, totaling $30.3 million for the year ended December 31, 2018 as compared to $23.7 million for the year ended December 31, 2017. The increase is primarily attributable to an increase in sales of Makena® subcutaneous auto injectors to AMAG following the launch of the product in March 2018, offset by decreases in revenues from sales of Sumatriptan Injection USP and pre-launch quantities of epinephrine auto injector devices to Teva. Sales of needle-free devices and components to Ferring were slightly higher in 2018 than 2017.  We will continue to supply needle-free product to Ferring until the Completion Date of the Ferring Transaction, which we expect to occur in 2019.

The decrease in revenue from partnered product sales for the year ended December 31, 2017 as compared to 2016 was primarily due to a reduction in pre-launch shipments of auto injector devices sold to Teva for use with their generic epinephrine injection.   We produced and sold approximately $8.9 million pre-launch devices to Teva in 2016 in anticipation of a potential approval and launch, as compared to $2.9 million in 2017, as Teva continued to work through the FDA approval process. Teva’s generic Epinephrine Injection USP was approved and launched in 2018.  We are the exclusive supplier of the device for Teva’s Epinephrine Injection USP and receive royalties on net commercial sales of the product.

Licensing and Development Revenue

Licensing and development revenue includes license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform development activities or develop new products on their behalf. Fluctuations in our licensing and development revenue are generally attributable to the development timelines of our various partnered development projects, the timing of which is often controlled by our partner, and the timing of achievement of certain milestones. Licensing and development revenue was $6.8 million, $11.2 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, licensing and development revenue was primarily attributable to development services provided to Teva in connection with the pen injector projects for generic versions of Forteo® and Byetta®, continued development work for AMAG, and a $2.0 million milestone payment received from Teva in connection with the FDA approval of Teva’s epinephrine auto injector product in August 2018.

For the year ended December 31, 2017, a majority of our development revenue was generated from AMAG in connection with the commercial development and readiness activities for the Makena® subcutaneous auto injector, which was approved by the FDA in February 2018. We also recognized $1.0 million of previously deferred licensing fees in 2017 from Teva in connection with an amendment of the licensing and supply agreement with Teva for Sumatriptan Injection USP.

For the years ended December 31, 2017 and 2016, development revenue also included amounts from Teva for the ongoing development of the epinephrine auto injector and the exenatide and teriparatide pen injectors. In 2016 we performed significant development activities for AMAG, including engineering, design, testing and final assembly readiness related to the Makena® auto injector and devices used in clinical trials.

Royalties

Revenue from royalty arrangements was $8.9 million, $1.6 million and $1.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.  The significant increase in royalty revenue for the year ended December 31, 2018 as compared to 2017 is attributable to the launches of the Makena® subcutaneous auto injector product by AMAG in March 2018, and the Epinephrine Injection USP by Teva in late 2018, both of which we receive royalties on our partners’ net sales. We also receive royalties on commercial sales of two gel-based products, and royalties from Ferring related to needle-free injector devices and sales of ZOMACTON™ in the U.S.  As discussed above, in October 2017 we entered into the Ferring Transaction to sell the needle-free device product line, which we expect to be completed in 2019. During the transfer and completion period, we will continue to manufacture and supply needle-free devices until the Completion Date and will receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements.

Cost of Revenues and Gross Profit

The following table summarizes our total cost of revenue and gross profit (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Total revenue	$63,554	$54,515	$52,222
Total cost of revenue	31,065	27,466	28,817
Gross profit	$32,489	$27,049	$23,405
Gross profit percentage	51%	50%	45%

Our gross profit was $32.5 million for the year ended December 31, 2018 as compared to $27.0 million and $23.4 million for the years ended December 31, 2017 and 2016, respectively.  Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. The increase in our gross profit and gross profit percentage for the year ended December 31, 2018 as compared to 2017 was primarily attributable to the significant increase in royalties and a $2.0 million license milestone received from Teva in 2018 related to the recently approved products, which have no associated costs. Proprietary products also have a higher margin than partnered products, thus affecting the gross profit percentage on an overall basis. The increase was partially offset by reductions in development revenue, which generally have a higher margin, as we shift to the manufacturing and supply stage of the partnered products.

The increase in gross profit for the year ended December 31, 2017 compared to 2016 was primarily attributable to the recognition of $1.0 million in licensing revenue previously deferred, for which there was no associated costs, the recognition of $1.0 million in gross profit from previously deferred OTREXUP® sales, and greater revenue from development activities, which generates a higher profit margin.

Operating Expenses

Research and Development

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA filing fees, personnel costs and other general operating and overhead expenses costs associated with our research and development activities.  Research and development expenses were $12.3 million, $11.9 million and $19.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in research and development costs for the year ended December 31, 2018 compared to 2017 is primarily due to additional spending associated with development of undisclosed potential new products and ongoing regulatory review activities for XYOSTEDTM, which was approved by the FDA on September 28, 2018.

The decrease in research and development costs for the year ended December 31, 2017 as compared to 2016 was primarily due to a decrease in external clinical and development costs related to XYOSTEDTM. We completed clinical trials and submitted our NDA for XYOSTEDTM to the FDA in the fourth quarter of 2016, which was under FDA review in 2017.

Selling, General and Administrative

Selling, general and administrative expenses were $36.8 million, $31.6 million and $27.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2018 as compared to 2017 and 2016 was principally attributable to the incremental sales and marketing costs associated with our preparation for a potential launch of XYOSTEDTM, which was ultimately approved by the FDA and launched in late 2018.  In connection with the launch of XYOSTEDTM we hired approximately 50 additional sales representatives in late 2018 and cross-trained the combined specialty sales force to leverage our existing resources and enhance our commercial organization. The increase in selling, general and administrative expenses in 2018 compared to 2017 was also attributable to an increase in compensation and benefits expense, primarily related to annual salary increases, and non-cash stock-based compensation.

The increase in selling, general and administrative expenses for the year ended December 31, 2017 compared to 2016 was principally attributable to incremental sales and marketing costs associated with our preparation of a potential launch of XYOSTEDTM.

Net Loss and Net Loss Per Share

Our net loss was $6.5 million, $16.7 million and $24.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and we reported a net loss per share of $0.04 for the year ended December 31, 2018 as compared to $0.11 per share and $0.16 per share for the years ended December 31, 2017 and 2016, respectively. The reduction in our net loss and net loss per share for the year ended December 31, 2018 as compared to 2017 was principally a result of the recognition of a $12.5 million gain on sale of assets in connection with the Ferring Transaction and our growth in revenues and gross profit, offset by an increase in operating expenses, primarily sales and marketing costs. The decrease in net loss and net loss per share in 2017 as compared to 2016 was a result of an increase in revenue and gross profit and a reduction in research and development costs.

Liquidity and Capital Resources

At December 31, 2018 we had cash and cash equivalents of $27.9 million. We believe that the combination of our current cash and cash equivalents, along with our projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the first quarter of 2020.  However, we reported net losses of $6.5 million, $16.7 million and $24.3 million, and negative cash flows from operations for each of the years ended December 31, 2018, 2017 and 2016, respectively. We had an accumulated deficit at December 31, 2018 of $276.8 million. We have not historically generated, and do not currently generate, enough revenue or operating cash flow to support our operations, and continue to operate primarily by raising capital. Our primary sources of liquidity continue to be proceeds from equity offerings and debt issuance.

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

Long-Term Debt Financing

On June 6, 2017, we entered into a loan and security agreement for a term loan of $25.0 million (the “Term Loan”), the proceeds of which are used for working capital and general corporate purposes. Payments under the Loan Agreement are interest only until the first principal payment is due on August 1, 2019. The Loan Agreement also requires us to pay a fee equal to 4.25% of the total original principal amount of all term loan advances (“End of Term Charge”), which is due upon repayment of the Term Loan at either maturity or earlier repayment.

At the Market Common Stock Offering Program

On August 11, 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $30.0 million through Cowen as our sales agent and/or principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” (the “Offering”) as defined in Rule 415 of the Securities Act of 1933, as amended. We pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement.

We issued 2.1 million shares of common stock pursuant to the Offering and Sales Agreement during the year ended December 31, 2018. The sale of common stock resulted in aggregate gross proceeds of $7.6 million less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.1 million. No sales of common stock were made in the period ended December 31, 2017.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, external research and development costs including clinical studies, sales and marketing activities, general and administrative costs and payment of interest on borrowings. Net cash used in operating activities was $17.3 million, $23.1 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Net operating cash used in operations is a function of the net losses incurred of $6.5 million, $16.7 million and $24.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, adjusted by noncash expenses and changes in operating assets and liabilities. Our reconciliation of net loss to operating cash flow is significantly affected by the timing of operating expenditures and cash receipts.

Cash used in operating activities for the year ended December 31, 2018 as compared to 2017 decreased primarily due to timing of cash receipts and cash payments, including the growth in accounts payable and accrued expenses, offset by an increase in accounts receivable, inventories and contract assets. The increase in net cash used in operating activities for the year ended December 31, 2017 in comparison to 2016 was primarily driven by our inventory build, an increase in accounts receivable and decrease in deferred revenue and accounts payable, and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $11.6 million, for the year ended December 31, 2018 as compared to net cash used in investing activities of $4.3 million for the year ended December 31, 2017.  The net cash inflow for the year ended December 31, 2018 was attributable to the receipt of $7.5 million in connection with the Ferring Transaction and proceeds from maturities of investments of $5.0 million offset by payments for capital expenditures and patent rights.

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

Net cash provided by investing activities was $10.0 million for the year ended December 31, 2016 and was primarily attributable to the receipt of proceeds from investment maturities of $15.0 million offset by capital expenditures and additions to patent rights of $5.0 million. Capital expenditures in 2016 were primarily for XYOSTED™ and Sumatriptan Injection USP commercial molds and assembly equipment.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $7.0 million, $26.3 million and $0.02 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For the year ended December 31, 2018, we raised $7.1 million in net Offering proceeds and $0.5 million from the exercise of stock options offset by $0.5 million remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

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

In 2016, the net cash provided by financing activities consisted of cash proceeds from stock option exercises partially offset by cash remitted to taxing authorities in connection with net-share settled awards.

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of December 31, 2018 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$31,368	$5,403	$19,220	$6,745	$—
Operating lease obligations	1,097	566	471	60	—
Total	$32,465	$5,969	$19,691	$6,805	$—

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

Critical Accounting Policies and Use of Estimates

The preceding discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”.) The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances.  Actual results could differ from our estimates, and significant variances could materially impact our financial condition and results of operations.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.  We believe the following accounting policies to be the most critical to understanding our results of operations and financial condition because they require the most subjective and complex judgments.

Revenue Recognition

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers Topic 606 (“ASC 606”) using the modified retrospective transition method. This new standard supersedes the former revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Our results of operations for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts, as reported, are not adjusted. The effects of the adoption of the new standard in 2018 were not material to our consolidated financial statements. The following is a summary, and the critical aspects, of our revenue recognition policy under Topic 606.

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Revenue is recognized when or as we transfer control of the promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.

We enter into contracts with partners that often contain multiple elements such as licensing, development, manufacturing and commercialization components. These arrangements are often complex and we may receive various types of consideration over the life of the arrangement, including: up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.

In assessing our revenue arrangements in accordance with ASC 606 we must identify the contract, determine the transaction price including an estimation of any variable consideration we expect to receive in connection with the contract, identify the promises of goods or services to the customer and each distinct performance obligation, allocate the transaction price to each of the performance obligations, and recognize revenue when or as the performance obligations are satisfied. Each of these steps in the revenue recognition process requires management to make judgements and/or estimates. The most significant judgements and estimates involve the determination of variable consideration to be included in the transaction price, such as the estimation of product returns and sales allowances, profit sharing and royalties.

We base our estimates on a number of inputs including historical experience, external and independent source data, trend analysis, and a review of the facts and circumstances that exist as of each reporting date. Variable consideration is recognized at an amount we believe is not subject to significant reversal and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed. For example, we estimate returns and product sales allowances based on historical trends, inventory levels remaining in the distribution channel, the terms of contracts in place and other known factors or market expectations. We believe this provides a reasonable basis for recognizing revenue, however, actual results could differ from estimates and significant changes in estimates could impact our results of operations in future periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. We have completed an evaluation of ASU 2016-02, including a review of each of our leases and other contracts for potential embedded leasing arrangements. We will adopt ASU 2016-02 effective January 1, 2019, electing the package of practical expedients, and expect to recognize approximately $1.0 million in right-of-use assets and lease liabilities in the balance sheet upon adoption.  The adoption of ASU 2016-02 is not expected to have a significant impact on the Company’s results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2018, 2017, and 2016 was not material.

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing we obtained on June 6, 2017.  Our Term Loan, with a current outstanding principal of $25.0 million, accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%, which was the rate as of December 31, 2018. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower incremental annual interest expense of $250,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Antares Pharma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of the Financial Accounting Standards Board Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1995

Minneapolis, Minnesota

March 12, 2019

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$27,892	$26,562
Short-term investments	—	4,993
Accounts receivable	18,976	11,878
Inventories	11,350	9,275
Contract assets	10,442	505
Prepaid expenses and other current assets	2,648	2,323
Total current assets	71,308	55,536
Equipment, molds, furniture and fixtures, net	14,895	16,158
Intangibles, net	831	1,401
Goodwill	1,095	1,095
Other assets	148	148
Total Assets	$88,277	$74,338
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,135	$5,957
Accrued expenses and other liabilities	11,997	6,982
Long-term debt, current portion	3,043	—
Deferred revenue	1,018	2,794
Total current liabilities	27,193	15,733
Long-term debt	22,083	24,858
Deferred revenue – long term	—	200
Total liabilities	49,276	40,791
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 300,000 shares; 159,721 and 156,675 issued and outstanding at December 31, 2018 and 2017, respectively	1,597	1,567
Additional paid-in capital	314,907	302,965
Accumulated deficit	(276,800)	(270,285)
Accumulated other comprehensive loss	(703)	(700)
	39,001	33,547
Total Liabilities and Stockholders’ Equity	$88,277	$74,338

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Product sales	$47,870	$41,695	$40,318
Licensing and development revenue	6,753	11,171	10,401
Royalties	8,931	1,649	1,503
Total revenue	63,554	54,515	52,222
Cost of revenue:
Cost of product sales	29,094	22,317	23,909
Cost of development revenue	1,971	5,149	4,908
Total cost of revenue	31,065	27,466	28,817
Gross profit	32,489	27,049	23,405
Operating expenses:
Research and development	12,328	11,854	19,592
Selling, general and administrative	36,762	31,646	27,930
Total operating expenses	49,090	43,500	47,522
Gain on sale of assets	12,500	860	—
Operating loss	(4,101)	(15,591)	(24,117)
Other income (expense):
Interest expense	(2,675)	(1,423)	—
Other, net	261	271	(122)
Total other expense	(2,414)	(1,152)	(122)
Net loss before income taxes	(6,515)	(16,743)	(24,239)
Income tax provision	—	—	100
Net loss	$(6,515)	$(16,743)	$(24,339)
Basic and diluted net loss per common share	$(0.04)	$(0.11)	$(0.16)
Basic and diluted weighted average common shares outstanding	157,407	156,054	154,992

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(6,515)	$(16,743)	$(24,339)
Foreign currency translation adjustment	(3)	15	(23)
Comprehensive loss	$(6,518)	$(16,728)	$(24,362)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2017 and 2018

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2015	154,849	$1,548	$295,292	$(229,106)	$(692)	$67,042
Common stock issued under equity compensation plan, net of shares withheld for taxes	216	2	(86)	—	—	(84)
Exercise of options	103	1	100	—	—	101
Share-based compensation	—	—	2,520	—	—	2,520
Net loss	—	—	—	(24,339)	—	(24,339)
Other comprehensive loss	—	—	—	—	(23)	(23)
December 31, 2016	155,168	1,552	297,826	(253,445)	(715)	45,218
Common stock issued under equity compensation plan, net of shares withheld for taxes	196	2	(251)	—	—	(249)
Exercise of options	1,311	13	1,803	—	—	1,816
Share-based compensation	—	—	3,490	—	—	3,490
Net loss	—	—	—	(16,743)	—	(16,743)
Cumulative effect of change in accounting principle	—	—	97	(97)	—	—
Other comprehensive income	—	—	—	—	15	15
December 31, 2017	156,675	1,567	302,965	(270,285)	(700)	33,547
Issuance of common stock	2,137	21	7,093	—	—	7,114
Common stock issued under equity compensation plan, net of shares withheld for taxes	462	5	(548)	—	—	(543)
Exercise of options	447	4	470	—	—	474
Share-based compensation	—	—	4,927	—	—	4,927
Net loss	—	—	—	(6,515)	—	(6,515)
Other comprehensive loss	—	—	—	—	(3)	(3)
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(6,515)	$(16,743)	$(24,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,927	3,490	2,520
Depreciation and amortization	2,724	2,104	1,861
Gain on sale of assets	(12,500)	(860)	—
Loss on disposal of equipment	—	22	262
Increase in inventory reserve	592	356	748
Accretion of interest expense	210	119	—
Other	51	46	12
Changes in operating assets and liabilities:
Accounts receivable	(7,099)	(2,798)	(1,138)
Inventories	(2,667)	(4,304)	(351)
Contract assets	(4,937)	1,268	(574)
Prepaid expenses and other current assets	(324)	(942)	1,922
Other assets	—	(94)	100
Accounts payable	5,164	(1,522)	2,859
Accrued expenses and other liabilities	5,029	1,122	(582)
Deferred revenue	(1,977)	(4,358)	1,505
Net cash used in operating activities	(17,322)	(23,094)	(15,195)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(854)	(1,167)	(4,880)
Additions to patent rights	(40)	(101)	(127)
Proceeds from sale of assets, net of transaction costs	7,500	1,901	—
Proceeds from maturities of investment securities	5,000	5,000	15,000
Purchases of investment securities	—	(9,964)	—
Net cash provided by (used in) investing activities	11,606	(4,331)	9,993
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000	—
Payment of debt issuance costs	—	(294)	—
Proceeds from issuance of common stock, net	7,114	—	—
Proceeds from exercise of stock options	474	1,816	101
Taxes paid related to net share settlement of equity awards	(543)	(249)	(84)
Net cash provided by financing activities	7,045	26,273	17
Effect of exchange rate changes on cash	1	(1)	1
Net increase (decrease) in cash and cash equivalents	1,330	(1,153)	(5,184)
Cash and cash equivalents:
Beginning of year	26,562	27,715	32,899
End of year	$27,892	$26,562	$27,715
Supplemental disclosure of non-cash investing activities:
Gain on sales of assets recognized in excess of cash received	$5,000	$—	$—
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$49	$40	$424
Additions to patent rights recorded in accounts payable and accrued expenses	$—	$10	$45

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a combination drug device company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and commercializes, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance existing drug compounds and delivery methods. The Company’s intramuscular and subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. The Company has a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”) and Pfizer Inc. (“Pfizer”.)

The Company developed XYOSTEDTM (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, which was approved by the U.S. Food and Drug Administration (“FDA”) on September 28, 2018 and launched for commercial sale in November 2018. XYOSTEDTM is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration.

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

Through a license, development and supply agreement with Teva, Antares developed and is the exclusive supplier of the device for Teva’s generic epinephrine auto injector product indicated for emergency treatment of severe allergic reactions in adults and certain pediatric patients.  The product was approved by the FDA in August 2018 and launched for commercial sale in late fourth quarter of 2018.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant accounting estimates relate to revenue recognition, inventory valuation, and the valuation of equity instruments used in stock-based compensation. Actual results could differ from these estimates.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Revisions of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended December 31, 2018, management revised the prior period consolidated financial statements to correct the presentation of certain regulatory fees between research and development expenses and selling, general and administrative expenses. As a result, the Company revised its consolidated statements of operations for the years ended December 31, 2017 and 2016 with an increase in selling, general and administrative expenses of $1,293 and $1,535, respectively, and a corresponding decrease to research and development expenses. These revisions had no impact on the Company’s total operating expenses or net loss. The revisions also had no impact on the consolidated balance sheets or the consolidated statements of comprehensive loss, stockholders’ equity or cash flows.

The Company also revised the presentation of the gain on sale of assets in the consolidated statement of operations for the year ended December 31, 2017 to be included in the subtotal of operating loss. The change in presentation resulted in a decrease in operating loss and a corresponding increase in total other expense of $860, respectively, for the year ended December 31, 2017. The revisions had no impact on the Company’s net loss, and had no impact on the consolidated balance sheets or the consolidated statements of comprehensive loss, stockholders’ equity or cash flows as of and for the year ended December 31 2017.

Management evaluated the materiality of the revisions from a quantitative and qualitative perspective and concluded that the revisions are immaterial to the consolidated financial statements.

Accounting Pronouncements Recently Adopted

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments (“ASC 606”), applying the modified retrospective transition method to all contracts that were not completed as of the date of adoption. This new revenue standard supersedes the previous revenue recognition requirements in Topic 605 Revenue Recognition (“ASC 605”) and requires entities to recognize revenues when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The cumulative effect of the adoption of the new standard was not material to the Company’s consolidated financial statements. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts, as reported under ASC 605, were not adjusted. The following table presents information about the impact of ASC 606 on the Company’s consolidated financial statement as of and for the year ended December 31, 2018:

		Effect of	Balance / Total
	Balance / Total	Change	Without Adoption
	as Reported	Higher/(Lower)	of ASC 606
Balance Sheet:
Inventories	$11,350	$4,226	$15,576
Contract assets	10,442	(4,757)	5,685
Total current assets	71,308	(531)	70,777
Total assets	88,277	(531)	87,746
Accrued expenses and other liabilities	11,997	(1,029)	10,968
Deferred revenue	1,018	1,677	2,695
Total current liabilities	27,193	648	27,841
Total liabilities	49,276	648	49,924
Total liabilities and stockholders' equity	88,277	(531)	87,746
Statement of Operations:
Total revenue	$63,554	$(5,405)	$58,149
Total cost of revenue	31,065	(4,226)	26,839
Gross profit	32,489	(1,179)	31,310
Operating loss	(4,101)	(1,179)	(5,280)
Net loss	(6,515)	(1,179)	(7,694)
Net loss per share	$(0.04)		$(0.05)

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In May 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASC 610-20”).  The amendments clarify that an entity should identify each distinct nonfinancial asset or in-substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The Company adopted ASU 2017-05 effective January 1, 2018, which did not have any impact on the consolidated financial statements or result in any adjustment to opening retained earnings.  See additional information about the impact of this standard in connection the accounting for the sale of assets discussed in Note 3.

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

Recent Accounting Pronouncements Not Yet Adopted as December 31, 2018

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new standard requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company has completed its evaluation of ASU 2016-02, including a review of each of its leases and other contracts for potential embedded leasing arrangements. The Company is adopting the new leasing standard effective January 1, 2019, electing the package of practical expedients, and expects to recognize approximately $1.0 million in right-of-use assets and lease liabilities in the balance sheet upon adoption.  The adoption of ASU 2016-02 is not expected to have an impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019. Entities may early adopt beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

Foreign Currency Translation

The majority of the foreign subsidiaries’ revenues are denominated in U.S. dollars, and any required funding of the subsidiaries is provided by the U.S. parent. Nearly all operating expenses of the foreign subsidiaries are denominated in Swiss Francs. Additionally, bank accounts held by foreign subsidiaries are denominated in Swiss Francs, there is a low volume of intercompany transactions and there is not an extensive interrelationship between the operations of the subsidiaries and the parent company. As such, the Company has determined that the Swiss Franc is the functional currency for its foreign subsidiaries. The reporting currency for the Company is the United States Dollar (“USD”). The financial statements of the Company’s foreign subsidiaries are translated into USD for consolidation purposes. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity, comprising all of the accumulated other comprehensive income (loss).  Sales to certain customers and purchases from certain vendors by the U.S. parent are in currencies other than the USD and are subject to foreign currency exchange rate fluctuations. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Cash and Cash Equivalents

Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less.

Investments

From time to time, the Company has invested in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  At December 31, 2017, the Company’s short-term investments had a carrying value of $4,993, which approximated fair value. The Company held no investments as of December 31, 2018.

Accounts Receivable

Trade accounts receivable represents amounts billed to customers and are stated at the amount the Company expects to collect. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer and changes in customer payment terms.  At December 31, 2018, the Company’s trade accounts receivable balance was due primarily from Teva, AMAG and distributors.  Each of these customers has historically paid timely and demonstrated creditworthiness. Accordingly, the Company believes the risk of accounts being uncollectible is minimal, and had no significant allowances for doubtful accounts established as of December 31, 2018 or 2017.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.  The Company had no bad debt expense in 2018, 2017 or 2016.

Royalties receivable from partners are included in accounts receivable and are typically payable to the Company within 45 to 60 days after the end of each quarter and or annual period in which they were earned.

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

	December 31,	December 31,
	2018	2017
Raw material	$26	$118
Work in process	7,622	6,223
Finished goods	3,702	2,934
	$11,350	$9,275

The Company provides reserves for potentially excess, dated or obsolete inventories based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although every effort is made to ensure that forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories. The Company’s reserve for excess, dated or obsolete inventory was $847 and $510 at December 31, 2018 and 2017, respectively. In 2018, the Company wrote off inventory of $255 and increased the reserve for excess, dated or obsolete inventory by $592. In 2017, the Company wrote off $746 of inventory and increased the reserve for excess, dated or obsolete inventory by $356.

Contract Assets

Contract assets are recognized when control of goods or services has transferred to the customer, and corresponding revenue is recognized on an over time basis, but is not yet billable to the customer in accordance with the terms of the contract. Costs that have been incurred but not yet billed in connection with development services provided to partners are also recorded as contract assets. As

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

of December 31, 2018, contract assets also include a $5,000 installment to be received in connection with the sale and transfer of assets to Ferring as discussed in Note 3.

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. The Company’s equipment, molds, furniture and fixtures consisted of the following:

	December 31,	December 31,
	2018	2017
Furniture, fixtures and office equipment	$2,331	$2,258
Production molds and equipment	19,678	15,322
Molds and tooling in process	456	4,023
Less accumulated depreciation	(7,570)	(5,445)
	$14,895	$16,158

Depreciation expense was $2,125, $1,536 and $1,326 for the years ended December 31, 2018, 2017 and 2016, respectively. In 2017, the Company sold certain assets, including molds and equipment, to Ferring, the net book value of which was $933.

Intangible assets

The Company capitalizes external legal costs and filing fees associated with obtaining patent rights for approved commercial and partnered products when there are projected future cash flows associated with the patent. These capitalized patent costs are amortized on a straight-line basis over the shorter of the life of the patent or the estimated useful life of the patent, which typically ranges from five to fifteen years beginning on the earlier of the date the patent is issued or the first commercial sale of product utilizing such patent rights. The Company periodically reviews capitalized patent costs to identify any amounts to be charged to expense for patents that are no longer being pursued or for which there are no future revenues or cash flows anticipated.

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

The gross carrying amount and accumulated amortization of patents was $3,794 and $2,963, respectively at December 31, 2018, and $3,772 and $2,371, respectively, at December 31, 2017. Patent amortization expense for the years ended December 31, 2018, 2017 and 2016 was $599, $568 and $534, respectively, and is recorded in selling, general and administrative expenses in the consolidated statements of operations.  The Company’s estimated aggregate patent amortization expense for the next five years is $353, $127, $89, $82 and $68 in 2019, 2020, 2021, 2022 and 2023, respectively.

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

At December 31, 2018 and 2017, the Company had goodwill with a carrying value of $1,095, attributable to its single reporting unit. Based on the results of its evaluations, the Company determined that goodwill was not impaired, and no impairment losses were recognized in the years ended December 31, 2018, 2017, and 2016, respectively.

Revenue Recognition

The Company generates revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Revenue is recognized when or as the Company transfers control of the promised goods or services to its customers at the transaction price, which is the amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

At inception of each contract, the Company identifies the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determines the transaction price including any variable consideration, allocates the transaction price to the distinct performance obligations and determines whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassess its reserves for variable consideration at each reporting date and makes adjustments, if necessary, which may affect revenue and earnings in periods in which any such changes become known.

The Company has elected to recognize the cost for freight and shipping activities as fulfilment cost. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of revenue.

Proprietary Product Sales

The Company sells its proprietary products OTREXUP® and XYOSTEDTM primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs described below.

The determination of certain of these reserves and sales allowances require management to make a number of judgements and estimates to reflect the Company’s best estimate of the transaction price and the amount of consideration to which it believes it is ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and expected utilization rates, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. Reserves for prompt payment discounts are recorded as a reduction in accounts receivable. Reserves for returns, distributor fees, rebates and customer co-pay support programs are included within current liabilities in our consolidated balance sheets.

Wholesaler Distribution Fees. Distribution fees are paid to certain wholesalers based on contractually determined rates and units purchased. Since the fee paid to the customer is not for a distinct good or service, the consideration is recognized as a reduction of the transaction price of the goods delivered in accordance with ASC 606. The Company accrues the estimated fee due at the time of sale based on the contracted price and adjusts the accrual at each reporting period, if necessary, to reflect actual experience.

Prompt Pay Discounts. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on historical experience, customers take advantage of this discount and accordingly the Company accrues 100% of the cash discounts offered by reducing accounts receivable and recognizing the discount as a reduction of revenue in the same period the related sales are made. The accrual is reviewed at each reporting period and adjusted if actual experience differs from estimates.

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

Rebates. The Company participates in certain plan rebate programs, which provide discounted prescriptions to qualified insured patients.  Under these rebate programs, the Company will pay a rebate to the third-party administrator of the program, generally two to three months after the quarter in which prescriptions subject to the rebate are filled. The Company estimates and accrues for these rebates based on current contract prices, historical and estimated future percentages of product sold to qualified patients.  Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

Patient Discount Programs. The Company also offers discount cards, co-pay coupons and free trial programs to off-set the cost of prescriptions to patients. The Company estimates the total amount that will be redeemed or utilized based on historical redemption experience and on levels of inventory in the distribution and retail channels and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Product Returns. Consistent with industry practice, the Company generally offers wholesalers and specialty distributors a limited right to return products, generally within six months prior to and 12 months following the product’s expiration date. The Company’s propriety products generally have expiration dates ranging from 24 to 33 months. Product returns are estimated and recorded at the time of sale based on historical return patterns. Actual returns are tracked by individual production lots and charged against reserves. Returns reserves may be adjusted, if necessary, if actual returns differ from historical estimates. Management also monitors and takes into consideration the amount of estimated product inventory in the distribution channel, product dating and any known or expected changes in the marketplace when establishing is estimated rate of returns.

The Company has limited historical sales and returns experience for its newly launched product XYOSTEDTM.  Estimated returns for XYOSTEDTM are based on historical experience from previous product launches and take into consideration early prescription sales data and projections, amount of estimated inventory at distributors and product dating. If necessary, the estimated rate of returns may need to be adjusted for actual return experience as more information and experience becomes available. The Company may be required to make future adjustments to product returns reserves if or when actual returns occur and return experience differs from estimates, which could significantly impact net product sales in the period of adjustment.

Prior to the first quarter of 2017, in accordance with ASC 605 and industry practice, recognition of revenue related to proprietary product sales was deferred until rights of return no longer existed, which occurred at the earlier of the time units were dispensed through patient prescriptions or expiration of the right of return of the product, as the Company had limited sales and returns history for proprietary products and could not reliably estimate expected returns in accordance with revenue recognition standards at the time. However, in the first quarter of 2017, the Company determined it had developed sufficient historical information to reasonably estimate potential returns and began recognizing revenue, net of estimated returns, upon delivery to the distributors. As a result, the Company recognized an additional $1,297 for product shipped to distributors in previous periods that had not been previously recognized as revenue at the time of shipment, net of the returns allowance established in the first quarter of 2017. The Company also recognized $254 of related product costs that had been previously deferred.  The net impact of these changes resulted in a reduction in net loss of $1,043, which was less than $0.01 per share, for the year ended December 31, 2017.

The adoption of ASC 606 on January 1, 2018 had no impact on the amount and timing of revenue recognition and related sales reserves and allowances for OTREXUP®. However, in the fourth quarter of 2018, the Company launched XYOSTEDTM and began recognizing revenue upon delivery of product to distributors, net of estimated returns and sales allowances, which would have been deferred under ASC 605 as described above.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following presents changes in reserves for product returns and sales allowances:

		Patient		Wholesaler	Prompt
	Rebates and	Discount		Distribution	Payment
	Chargebacks	Programs	Returns	Fees	Discounts
Balance at December 31, 2016	$1,012	$81	$—	$391	$57
Accruals and adjustments	6,848	1,027	1,128	2,864	570
Payments and other reserve reductions	(6,545)	(993)	(883)	(2,790)	(543)
Balance at December 31, 2017	1,315	115	245	465	84
Accruals and adjustments	9,586	2,429	1,628	3,519	742
Payments and other reserve reductions	(8,207)	(1,254)	(720)	(3,194)	(610)
Balance at December 31, 2018	$2,694	$1,290	$1,153	$790	$216

Partnered Product Sales

The Company is party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which the Company produces and is the exclusive supplier of certain products, devices and/or components. Revenue is recognized when or as control of the goods transfers to the customer as follows:

The Company is the exclusive supplier of the Makena® subcutaneous auto injector product to AMAG. Because the product is custom manufactured for AMAG with no alternative use and the Company has a contractual right to payment for performance completed to date, control is continuously transferred to the customer as product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced.  The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.

All other partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no price protection or right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, if any.  For example, the Company sells Sumatriptan Injection USP to Teva at cost and is entitled to receive 50 percent of the net profits from commercial sales made by Teva, payable to the Company within 45 days after the end of the quarter in which the commercial sales are made. The Company recognizes revenue, including the estimated variable consideration it expects to receive for contract margin on future commercial sales, upon shipment of the goods to Teva.  The estimated variable consideration is recognized at an amount the Company believes is not subject to significant reversal based on historical experience, and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.

Licensing and Development Revenue

The Company has entered into several license, development and supply arrangements with pharmaceutical partners under which the Company grants a license to its device technology and know-how and provides research and development services that often involve multiple performance obligations and highly customized deliverables. For such arrangements, the Company identifies each of the promised goods and services within the contract and the distinct performance obligations at inception, and allocates consideration to each performance obligation based on relative standalone selling price, which is generally determined based on the expected cost plus margin.

If the contract includes an enforceable right to payment for performance completed to date and performance obligations are satisfied over time, the Company recognized revenue over the development period using either the input or output method depending on which is most appropriate given the nature of the distinct deliverable. For other contracts that do not contain an enforceable right to payment for performance completed to date, revenue is recognized when control is transferred to the customer.  Factors that may indicate that the transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets and the Company has a present right to payment.

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied.

License fees and milestones received in exchange for the grant of a license to the Company’s functional intellectual property (“IP”) such as patented technology and know-how in connection with a partnered development arrangement are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is not generally distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events, are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.

Royalties

The Company earns royalties in connection with licenses granted under license and development arrangements with partners. Royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid single digit to low double digit and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur.  The royalties are generally reported and payable to the Company within 45 to 60 days of the end of the period in which the commercial sales are made.  The Company bases its estimates of royalties earned on actual sales information from its partners when available or estimated prescription sales from external sources and estimated net selling price. If actual royalties received are different than amounts estimated, the Company would adjust the royalty revenue in the period in which the adjustment becomes known.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of December 31, 2018, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $5.3 million. The Company expects to recognize revenue on the remaining performance obligations over the next three years, with the majority being recognized in the next twelve months.

Share-Based Compensation

The Company utilizes share-based compensation in the form of stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).  The Company records compensation expense associated with share-based awards granted to employees at the fair value of the award on the date of grant.  The Company uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair values of RSU and PSU grants containing service or performance conditions are based on the market value of the Company’s Common Stock on the date of grant.  The fair value of PSUs containing a market condition are estimated using a Monte Carlo simulation. The value of the portion of the award that is ultimately expected to vest is expensed ratably over the requisite service period as compensation expense in the consolidated statements of operations. Forfeitures are recorded as incurred. Assumptions concerning the Company’s stock price volatility and projected employee exercise behavior over the contractual life of the award impact the estimated fair value of the stock option awards.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all annual periods presented.  Potentially dilutive securities excluded from dilutive loss per share were 17,147, 14,761 and 13,484 at December 31, 2018, 2017 and 2016, respectively.

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

Going Concern

Management is responsible for evaluating, and providing disclosure of uncertainties about, the Company’s ability to continue as a going concern. As of December 31, 2018, the Company had cash and cash equivalents of $27,892. Based on management’s evaluation, management concluded there is no substantial doubt or uncertainty about the Company’s ability to meet its obligations within one year from the date the consolidated financial statements were issued.

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

The purchase price was to be paid in four installments consisting of the following: a $2.0 million upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing; a third installment of $4.75 million payable upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million upon Ferring’s receipt of the CE Mark needed to continue to commercialize the product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”).

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

In 2018, the Company satisfied additional conditions of the transaction and received the second and third installments totaling $7,500. The second and third installments are potentially refundable to Ferring under certain circumstances if completion of the transaction does not occur within a specified timeframe, or at all. However, as of December 31, 2018, management determined that based on the satisfaction of certain conditions and the status of remaining closing requirements it became probable that a significant

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

reversal of the gain will not occur and recognized the remaining gain on sale of assets of $12,500 in accordance with ASC 610-20, which would have been deferred until the Completion Date under previous accounting standards. The final installment of $5,000 is recorded as a contract asset in the consolidated balance sheet will become payable to the Company on the Completion Date, which is expected to occur in 2019.

The Company will continue to manufacture and supply needle-free devices until the Completion Date, and will receive payment for devices manufactured and supplied to its partners, and a royalty on net product sales, in accordance with the existing license and supply agreements.

4.	Long-Term Debt

In June 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of $25.0 million (the “Term Loan”), the proceeds of which are to be used for working capital and general corporate purposes. The Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022. Interest accrues at a calculated prime-based variable rate with a maximum interest rate of 9.50%, which was the rate as of December 31, 2018. Payments under the Loan Agreement are interest only until the first principal payment is due on August 1, 2019. The Loan Agreement also requires the Company to pay a fee equal to 4.25% of the total original principal amount (“End of Term Charge”), which is due upon repayment of the Term Loan at either maturity or earlier repayment, and imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date.

As of December 31, 2018, and 2017, the carrying value of the Term Loan was $25,126 and $24,858, respectively, which consisted of the $25,000 principal balance outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. The Company paid $2,353 and $1,080 in interest payments for the years ended December 31, 2018 and 2017, respectively.

Future principal payments under the term loan, including the contractual End of Term Charge, are as follows:

2019	$3,043
2020	7,830
2021	8,624
2022	6,566
$26,063

5.	Stockholders’ Equity

In August 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $30.0 million through Cowen as the Company’s sales agent and/or as principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Offering”.) The Company pays a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement.

The Company issued 2,137 shares of common stock pursuant to the Offering and Sales Agreement during the year ended December 31, 2018. The sale of common stock resulted in aggregate gross proceeds of $7,555, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7,114. No sales of common stock were made in the period ended December 31, 2017. The net proceeds are intended to be used for general corporate purposes including, but not limited to, product commercialization, research and development projects, funding of clinical trials, capital expenditures and working capital.

6.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan (the “Plan”) was amended and restated pursuant to stockholder approval in June 2016 in order to increase the number of shares available for issuance under the Plan, extend the term of the Plan, impose a one-year minimum vesting requirement and provide for double trigger accelerated vesting for certain awards in the event of a change in control.  The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  Under the Plan, the maximum number of shares authorized for issuance is 32,200 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 4,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is 10 years and the options typically vest in quarterly installments over a three-year period.  As of December 31, 2018, the Plan had approximately 2,960 shares available for grant.  Stock option exercises are satisfied through the issuance of new shares.

Stock Options

Stock option activity under the Plan as of and for the three years ended December 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2015	9,480	2.19
Granted/Issued	4,030	1.14
Exercised	(142)	1.23		122
Cancelled/Forfeited	(2,054)	2.13
Outstanding at December 31, 2016	11,314	1.84
Granted/Issued	2,986	2.67
Exercised	(1,311)	1.38		2,226
Cancelled/Forfeited	(840)	2.68
Outstanding at December 31, 2017	12,149	2.04
Granted/Issued	2,693	2.72
Exercised	(477)	1.14		768
Cancelled/Forfeited	(286)	2.43
Outstanding at December 31, 2018	14,079	2.19	6.8	8,534
Exercisable at December 31, 2018	10,556	2.07	6.1	7,834

The per share weighted average fair value of options granted during 2018, 2017 and 2016 was estimated as $1.45, $1.37 and $0.57, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	1.8%	1.3%
Annualized volatility	53.7%	53.3%	51.7%
Weighted average expected life, in years	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Option exercises during 2018, 2017 and 2016 resulted in proceeds of $474, $1,816 and $101, respectively, and in the issuance of shares of common stock of 447 in 2018, 1,311 in 2017 and 103 in 2016. In 2018 and 2016, certain options were net exercised, whereby the Company withheld 30 and 40 shares, respectively, the fair value of which was equivalent to the aggregate exercise price and tax withholding on the date of exercise.

Compensation expense related to stock option awards was $2,956, $2,378 and $2,039 in 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was $4,440 of total unrecognized compensation costs related to non-vested outstanding stock options that are expected to be recognized over a weighted average period of approximately 1.8 years.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Long Term Incentive Program

The Company’s Board of Directors has approved a long term incentive program (“LTIP”) for the benefit of the Company’s senior executives.  Pursuant to the LTIP, the Company’s senior executives are awarded stock options, restricted stock units (“RSU”) and performance stock units (“PSU”) with targeted values based on similar award structures granted by the Company’s peer group.  The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments, and the PSU awards vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period, which is typically three years.

The performance stock unit awards and restricted stock unit awards granted under the long term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2015	956	2.40	715	2.32
Granted	751	1.15	751	1.12
Vested/settled	(17)	3.96	(264)	2.41
Forfeited/expired	(343)	2.17	(379)	1.91
Outstanding at December 31, 2016	1,347	1.50	823	1.39
Granted	689	3.12	689	2.69
Vested/settled	—		(288)	1.49
Forfeited/expired	(581)	2.16	(67)	1.70
Outstanding at December 31, 2017	1,455	2.20	1,157	2.12
Granted	611	2.89	611	2.70
Vested/settled	(173)	2.18	(500)	1.99
Forfeited/expired	(51)	3.01	(42)	2.68
Outstanding at December 31, 2018	1,842	2.41	1,226	2.44

The outstanding balance of PSU awards is stated at the target number of shares to be awarded upon attainment of certain performance goals. Depending on the outcome of the related performance goals, a recipient may ultimately earn a number of shares that is greater or less than the target number of units granted, ranging from 0% to 150%. The balance of PSU awards outstanding as of December 31, 2018 included 593 units granted in 2016 with a performance period ended December 31, 2018 that were subsequently deemed to be achieved and approved for settlement in the first quarter of 2019 for a total of 415 shares.

In each of the years in the three-year period ended December 31, 2018, the LTIP awards include PSUs that will be earned based on the Company’s total shareholder return (“TSR”) as compared to the Nasdaq Biotechnology Index (“NBI”) at the end of the respective annual performance periods. The fair values of the TSR PSUs granted were determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	2018 Award	2017 Award	2016 Award
Closing stock price on grant date	$2.70	$2.66	$1.12
Performance period starting price	$1.92	$2.17	$1.29
Term of award (in years)	2.57	2.57	2.58
Volatility	64.9%	54.6%	70.1%
Risk-free interest rate	2.56%	1.39%	0.97%
Expected dividend yield	0.00%	0.00%	0.00%
Fair value per TSR PSU	$3.27	$3.10	$1.25

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The performance period starting price is measured as the average closing price over the last 20 trading days prior to the performance period start. The Monte Carlo simulation model also assumed correlations of returns of the prices of the Company’s common stock and the common stocks of the NBI companies and stock price volatilities of the NBI companies.  The fair value of the target number of shares that can be earned under the TSR PSUs is being recognized as compensation expense over the term of the award. Other PSU awards that are not market-based awards are expensed using the grant date fair value of shares expected to vest over the remaining performance period when it becomes probable that the related performance goal will be achieved.

Compensation expense recognized in connection with PSU awards, including both TSR based awards and awards with defined performance goals considered probable of achievement, was $798, $411 and $68 in 2018, 2017 and 2016, respectively.  Compensation expense recognized in connection with the RSUs was $1,173, $701 and $413 in 2018, 2017 and 2016, respectively.

LTIP awards are generally net-share settled such that the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remits cash to the appropriate taxing authorities. Total shares withheld for net-settled awards were 211, 98 and 74 in 2018, 2017 and 2016, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $543, $249 and $84 in 2018, 2017 and 2016, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2018	2017
Accrued employee compensation and benefits	$3,715	$2,470
Product returns and sales allowances	5,927	2,140
Other liabilities	2,355	2,372
	$11,997	$6,982

8.	Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to the IRS annual limits. The Company has elected to make matching contributions to the plan based on a percentage of employee contributions.  For the years ended December 31, 2018, 2017 and 2016, the Company’s contributions to the plan were $814, $590 and $519, respectively.

9.	Leases

As of December 31, 2018, the Company had non-cancellable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Plymouth, Minnesota, a suburb of Minneapolis.  The leases require payment of all executory costs such as maintenance and property taxes. Rent expense incurred for the years ended December 31, 2018, 2017 and 2016 was $695, $656 and $680, respectively.  Future minimum lease payments under operating leases as of December 31, 2018 were as follows:

Amount
2019	$566
2020	233
2021	238
2022	60
2023	—
Thereafter	—
Total future minimum lease payments	$1,097

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

10.	Income Taxes

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

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed companies to record provisional amounts during a measurement period not extending beyond one year from the TJCA enactment date. For the years ended December 31, 2018 and 2017, the Company recognized income tax detriment related to the TCJA of $113 and $24,196, respectively, associated with the impact of remeasuring deferred tax assets due to the decreased U.S. federal corporate income tax rate and a corresponding reduction to its valuation allowance. As of December 31, 2018, the Company has completed the accounting for all impacts of the TCJA. The Company finalized its policy and elected to use the period cost method for GILTI provisions, and therefore has not recorded deferred taxes for basis differences expected to reverse in future periods.

The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2018.  The Company incurred losses for both book and tax purposes for the year ended December 31, 2018, and, accordingly, no income taxes were provided.

Income (loss) before income taxes was derived from the following jurisdictions:

	2018	2017	2016
U.S.	$(6,696)	$(16,762)	$(24,229)
Switzerland	181	19	(10)
	$(6,515)	$(16,743)	$(24,239)

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2018, 2017 and 2016 as follows:

	2018	2017	2016
Statutory income tax rate	(21.0)%	(34.0)%	(34.0)%
State income taxes	(3.8)	(6.1)	(6.8)
Valuation allowance increase	20.8	(102.0)	35.9
Effect of foreign operations	(0.2)	—	—
Change in unused net operating loss and credit carryforwards	(3.9)	2.7	3.7
162(m) limitation	2.9	—	—
Nondeductible items	3.2	(5.1)	1.6
Impact of Tax Cuts and Jobs Act	2.0	144.5	—
	0.0%	0.0%	0.4%

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Deferred tax assets (liabilities) as of December 31, 2018 and 2017 consist of the following:

	2018	2017
Gross deferred tax assets:
Net operating loss carryforward – U.S.	$42,966	$43,046
Net operating loss carryforward – Switzerland	7	67
Research and development tax credit carryforward	6,891	6,153
Deferred revenue	105	339
Stock-based compensation	2,324	1,882
Inventory reserve	440	140
Compensation accruals	904	662
163j interest expense limitation	438	—
Amortization	562	429
Other	1,631	575
Total deferred tax assets	56,268	53,293
Deferred tax liabilities:
Depreciation	(1,511)	(1,255)
Installment obligations	(1,363)	—
Total deferred tax liabilities	(2,874)	(1,255)
Net deferred tax asset before valuation allowance	53,394	52,038
Less valuation allowance	(53,394)	(52,038)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $53,394 and $52,038, respectively.  The total valuation allowance increased $1,356 for the year ended December 31, 2018 and decreased $15,720 for the year ended December 31, 2017.

At both December 31, 2018 and 2017, the Company had deferred tax assets, net of valuation allowances, of zero.  In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or in which net operating loss or tax credit carryforwards can be utilized.  Both positive and negative evidence is considered in assessing the realizability of deferred tax assets and determining whether or not to record a valuation allowance. After considering the evidence with respect to the U.S. deferred tax assets, management determined that as of December 31, 2018, it continues to be more likely than not that the U.S. deferred tax assets will not be realized and has recorded a valuation allowance against all U.S. deferred tax assets.

The Company has a U.S. federal net operating loss carryforward at December 31, 2018 of $171,043, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. If not used, the portion of the carryforward generated before 2018 will expire in years 2019 through 2037, and the net operating loss carryforward generated in 2018 will carry forward indefinitely. Additionally, the Company has U.S. Research Credit carryforwards of $6,276. These credits expire in years 2019 through 2038.

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

The Company also has a Swiss net operating loss carryforward at December 31, 2018, of $48, which is available to reduce income taxes payable in future years. If not used, $48 of this carryforward will expire in 2023.

As of December 31, 2018 and 2017, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months. The Company is subject to federal and state examinations for the years 2013 and thereafter. There are no tax examinations currently in progress.

11.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by major types and sources:

	For the Years Ended December 31,
	2018	2017	2016
Proprietary product sales	$17,532	$17,946	$15,145
Partnered product sales	30,338	23,749	25,173
Total product sales	47,870	41,695	40,318
Licensing and development revenue	6,753	11,171	10,401
Royalties	8,931	1,649	1,503
Total revenue	$63,554	$54,515	$52,222

Revenues disaggregated by customer geographic location are summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
United States of America	$57,033	$48,924	$45,531
Europe	6,157	5,061	6,117
Other	364	530	574
	$63,554	$54,515	$52,222

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	For the Years Ended December 31,
	2018	2017	2016
Teva	$19,756	$20,949	$24,941
AMAG	18,121	8,965	4,446
McKesson (1)	7,338	8,707	7,600
AmerisourceBergen(1)	6,952	6,098	4,903
Ferring	7,023	5,258	6,283

(1)	Revenue from sales to distributors, net of estimated sales returns and allowances based on shipments.

12.	Commitments and Contingencies

Pending Litigation

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTEDTM; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTEDTM.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

13.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2018
Total revenues	$12,703	$14,162	$17,868	$18,821
Gross profit	5,517	7,202	10,579	9,191
Net income (loss)	(6,193)	(4,520)	(1,936)	6,134
Net income (loss) per common share, basic and diluted(1)	(0.04)	(0.03)	(0.01)	0.04
Weighted average shares(1)	156,724	157,024	157,471	158,389
2017
Total revenues	$12,007	$13,416	$15,052	$14,040
Gross profit	5,788	7,800	6,529	6,932
Net loss	(4,736)	(2,840)	(5,453)	(3,714)
Net loss per common share, basic and diluted	(0.03)	(0.02)	(0.03)	(0.02)
Weighted average shares	155,215	155,926	156,401	156,655

(1)

Net income (loss) per common share is computed based upon the net income or loss divided by the weighted average number of shares outstanding during each period. Basic and diluted income (loss) per share amounts were identical for the first, second and third quarters, respectively, as the effect of potential common shares were anti-dilutive. Weighted average shares on a fully diluted basis, taking into consideration the effects of dilutive stock options, restricted stock and performance stock awards, was 162,810 for the fourth quarter of 2018, which resulted in the income per share being the same on both a basic and diluted basis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

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

Based on the Company’s assessment using the COSO Internal Control-Integrated Framework (2013) criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

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

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference. The following table provides information about our equity compensation plans as of December 31, 2018 (in thousands, except exercise price):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	14,079	$2.19	2,960
Equity compensation plans not approved by security holders	None	None	None

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2019 annual meeting, and is incorporated herein by reference.

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

10.7+	Antares Pharma, Inc. Severance Plan, dated May 29, 2014. (Filed as Exhibit 10.4 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.8+*	Form of Performance Stock Unit Grant. (Filed as Exhibit 10.5 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.9#	Form of Indemnification Agreement between Antares Pharma, Inc. and each of its directors and executive officers.

10.10+	Form of Restricted Stock unit Grant Agreement delivered by Antares Pharma, Inc. to each of its grantees (Filed as Exhibit 10.3 to Form 10-Q on August 10, 2015 and incorporated herein by reference.)

10.11

Loan and Security Agreement, dated as of June 6, 2017 by and among Antares Pharma, Inc. and Hercules Capital, Inc. and the several other banks and other financial institutions or entities from time to time party to the Loan Agreement (Filed as exhibit 10.1 to Form 8-K on June 7, 2017 and incorporated herein by reference.)

10.12+	Antares Pharma, Inc. Annual Incentive Plan, effective December 2, 2015 (Filed as Exhibit 99.1 to Form 8-K on December 8, 2015 and incorporated herein by reference.)

10.13+	Employment Agreement dated March 4, 2016 between Antares Pharma, Inc. and Robert F. Apple (Filed as exhibit 10.1 to Form 10-Q on May 9, 2016 and incorporated herein by reference.)

10.14+	Employment Agreement dated August 6, 2018 between Antares Pharma, Inc. and James P. Tursi, M.D. (Filed as exhibit 10.1 to Form 10-Q on November 6, 2018 and incorporated herein by reference.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of March 2019.

ANTARES PHARMA, INC.

/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 12, 2019.

Signature	Title

/s/ Robert F. Apple	President and Chief Executive Officer, Director
Robert F. Apple	(Principal Executive Officer)

/s/ Fred M. Powell	Executive Vice President and Chief Financial Officer
Fred M. Powell	(Principal Financial and Accounting Officer)

/s/Leonard S. Jacob	Director, Chairman of the Board
Dr. Leonard S. Jacob

/s/Thomas J. Garrity	Director
Thomas J. Garrity

/s/ Peter S. Greenleaf	Director
Peter S. Greenleaf

/s/Anton G. Gueth	Director
Anton G. Gueth

/s/Robert P. Roche, Jr.	Director
Robert P. Roche, Jr.

/s/Marvin Samson	Director
Marvin Samson

/s/Karen L. Smith	Director
Dr. Karen L. Smith