Form 10-Q
period 2019-03-31
ANTARES PHARMA, INC.
filed 2019-05-02
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of April 30, 2019 was 162,619,811.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ATRS	NASDAQ

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,238	$27,892
Accounts receivable	29,772	18,976
Inventories	13,378	11,350
Contract assets	9,445	10,442
Prepaid expenses and other current assets	3,657	2,648
Total current assets	79,490	71,308
Equipment, molds, furniture and fixtures, net	15,100	14,895
Right-of-use assets	1,910	—
Intangibles, net	688	831
Goodwill	1,095	1,095
Other assets	502	148
Total Assets	$98,785	$88,277
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,622	$11,135
Accrued expenses and other liabilities	11,844	11,997
Long-term debt, current portion	4,933	3,043
Lease liabilities, current portion	866	—
Deferred revenue	1,537	1,018
Total current liabilities	34,802	27,193
Long-term debt	20,260	22,083
Lease liabilities, long-term	1,055	—
Total liabilities	56,117	49,276
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 162,528 and 159,721 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,625	1,597
Additional paid-in capital	323,972	314,907
Accumulated deficit	(282,223)	(276,800)
Accumulated other comprehensive loss	(706)	(703)
	42,668	39,001
Total Liabilities and Stockholders’ Equity	$98,785	$88,277

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue:
Product sales	$18,300	$10,949
Licensing and development revenue	915	1,285
Royalties	4,071	469
Total revenue	23,286	12,703
Cost of revenue:
Cost of product sales	10,568	6,536
Cost of development revenue	378	650
Total cost of revenue	10,946	7,186
Gross profit	12,340	5,517
Operating expenses:
Research and development	2,387	2,900
Selling, general and administrative	14,935	8,236
Total operating expenses	17,322	11,136
Operating loss	(4,982)	(5,619)
Interest expense	(661)	(631)
Other income	104	57
Net loss	$(5,539)	$(6,193)
Basic and diluted net loss per common share	$(0.03)	$(0.04)
Basic and diluted weighted average common shares outstanding	160,446	156,724

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Net loss	$(5,539)	$(6,193)
Foreign currency translation adjustment	(3)	10
Comprehensive loss	$(5,542)	$(6,183)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Three Months Ended March 31, 2019
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001
Issuance of common stock	2,307	23	7,762	—	—	7,785
Common stock issued under equity compensation plan, net of shares withheld for taxes	288	3	(411)	—	—	(408)
Exercise of options	212	2	348	—	—	350
Share-based compensation	—	—	1,366	—	—	1,366
Cumulative effect of change in accounting principle	—	—	—	116	—	116
Net loss	—	—	—	(5,539)	—	(5,539)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
March 31, 2019	162,528	$1,625	$323,972	$(282,223)	$(706)	$42,668

	Three Months Ended March 31, 2018
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2017	156,675	$1,567	$302,965	$(270,285)	$(700)	$33,547
Common stock issued under equity compensation plan, net of shares withheld for taxes	114	1	(131)	—	—	(130)
Exercise of options	32	—	28	—	—	28
Share-based compensation	—	—	985	—	—	985
Net loss	—	—	—	(6,193)	—	(6,193)
Other comprehensive income (loss)	—	—	—		10	10
March 31, 2018	156,821	$1,568	$303,847	$(276,478)	$(690)	$28,247

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,539)	$(6,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,366	985
Depreciation and amortization	678	604
Other	67	63
Changes in operating assets and liabilities:
Accounts receivable	(10,799)	(608)
Inventories	(2,028)	(655)
Prepaid expenses and other assets	(1,364)	250
Contract assets	997	73
Accounts payable	4,137	550
Accrued expenses and other current liabilities	(25)	(99)
Deferred revenue	520	(999)
Net cash used in operating activities	(11,990)	(6,029)
Cash flows from investing activities:
Proceeds from sale of assets	—	2,750
Purchases of equipment, molds, furniture and fixtures	(391)	(61)
Additions to patent rights	—	(10)
Net cash (used in) provided by investing activities	(391)	2,679
Cash flows from financing activities:
Proceeds from issuance of common stock, net	7,785	—
Proceeds from exercise of stock options	350	28
Taxes paid related to net share settlement of equity awards	(408)	(130)
Net cash provided by (used in) financing activities	7,727	(102)
Effect of exchange rate changes on cash	—	1
Net decrease in cash and cash equivalents	(4,654)	(3,451)
Cash and cash equivalents:
Beginning of period	27,892	26,562
End of period	$23,238	$23,111
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$399	$173
Additions to patent rights recorded in accounts payable and accrued expenses	$—	$6

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

The Company developed and commercialized XYOSTEDTM (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, which was approved by the U.S. Food and Drug Administration (“FDA”) on September 28, 2018 and launched for commercial sale in November 2018. XYOSTEDTM is the only FDA-approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration.

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

Through a license, development and supply agreement with Teva, Antares developed and is the exclusive supplier of the device for Teva’s Epinephrine Injection USP, which is indicated for emergency treatment of severe allergic reactions in adults and certain pediatric patients. The product was approved by the FDA in August 2018 and launched for commercial sale in late fourth quarter of 2018.

The Company is also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, and has other ongoing internal research and development programs.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Revisions of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended December 31, 2018, management revised the presentation of certain regulatory fees between research and development expenses and selling, general and administrative expenses. As a result, the Company also made revisions to its prior period interim consolidated statements of operations as follows:

Three months ended
March 31,
2018
Research and development, as reported	$3,320
Research and development, as revised	2,900
Selling, general and administrative, as reported	7,816
Selling, general and administrative, as revised	8,236

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

Accounting Pronouncements Recently Adopted

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 Leases (“Topic 842”) effective January 1, 2019, electing the package of practical expedients and applying the transition provisions as of the effective date. Reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts, as reported under previous GAAP, were not adjusted. As a result of the adoption of Topic 842, the Company recognized approximately $1.0 million in right-of-use assets and lease liabilities in connection with its existing operating leases, with a cumulative effect adjustment of $0.1 million to accumulated deficit as of January 1, 2019. The adoption of Topic 842 on January 1, 2019 did not have a significant impact on the Company’s consolidated results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $1,088 and $847 at March 31, 2019 and December 31, 2018, respectively.  Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Inventories:
Raw material	$26	$26
Work in process	7,713	7,622
Finished goods	5,639	3,702
	$13,378	$11,350

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. As of March 31, 2019 and December 31, 2018, the Company’s equipment, molds, furniture and fixtures totaled $15,100 and $14,895, respectively, which is presented net of accumulated depreciation of $8,106 and $7,570 as of March 31, 2019 and December 31, 2018, respectively.

Leases

The Company recognizes right-of-use (“ROU”) assets and lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company leases its facilities under non-cancellable operating leases and, beginning in the first quarter of 2019, entered into a master lease arrangement for a fleet of vehicles for use by its sales force. All of the Company’s leasing arrangements are classified as operating leases with remaining lease terms of seven months to three years.

The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. Each of the Company’s lease arrangements contain renewal options that have not been included in the determination of the lease term, as they are not reasonably certain of exercise. For contracts that contain lease and non-lease components, the Company accounts for both components as a single lease component. Variable lease payments are expensed as incurred.

Operating lease costs were $175 for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $178 for the three months ended March 31, 2019. During the three months ended March 31, 2019, operating lease ROU assets obtained in exchange for operating lease obligations were $1,074. As of March 31, 2019, the weighted average discount rate was approximately 9.5% and the weighted average remaining lease term was 2.7 years. The following table summarizes the Company’s operating lease maturities as of March 31, 2019:

Amount
2019	$797
2020	515
2021	549
2022	162
Total remaining lease payments	2,023
Less: imputed interest	(102)
Total lease liabilities	$1,921

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

At inception of each contract, the Company identifies the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determines the transaction price including any variable consideration, allocates the transaction price to the distinct performance obligations and determines whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassesses its reserves for variable consideration at each reporting date and makes adjustments, if necessary, which may affect revenue and earnings in periods in which any such changes become known.

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

Proprietary Product Sales

The Company sells its proprietary products OTREXUP® and XYOSTEDTM primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs.

The determination of certain of these reserves and sales allowances require management to make a number of judgements and estimates to reflect the Company’s best estimate of the transaction price and the amount of consideration to which it believes it is ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and expected utilization rates, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. Reserves for prompt payment discounts are recorded as a reduction in accounts receivable. Reserves for returns, rebates and chargebacks, distributor fees and customer co-pay support programs are included within current liabilities in the consolidated balance sheets.

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of March 31, 2019, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $4.8 million. The Company expects to recognize revenue on the remaining performance obligations over the next 2.5 years.

3.	Stockholders’ Equity

The Company has a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company may offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $30.0 million through Cowen as the Company’s sales agent and/or as principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Offering”.) The Company pays a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement.

During the three months ended March 31, 2019, the Company sold 2.3 million shares of common stock pursuant to the Offering and Sales Agreement. The sale of common stock resulted in aggregate gross proceeds of $8.1 million, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million. No sales of common stock were made in the period ended March 31, 2018. The net proceeds are intended to be used for general corporate purposes including, but not limited to, product commercialization, research and development projects, funding of clinical trials, capital expenditures and working capital.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

4.	Share-Based Compensation

The Company’s 2008 Equity Compensation Plan, as amended and restated (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the Plan is 32,200 and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is 4,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest in quarterly installments over a three-year period with a minimum vesting period of one year.  As of March 31, 2019, the Plan had approximately 3,148 shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

Stock Options

The following is a summary of stock option activity under the Plan as of and for the three months ended March 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	14,079	$2.19
Granted	20	3.72
Exercised	(212)	1.65
Cancelled/Forfeited	(30)	2.95
Outstanding at March 31, 2019	13,857	2.20	6.4	$12,048
Exercisable at March 31, 2019	11,025	$2.09	5.8	$10,853

During the three months ended March 31, 2019, stock option exercises resulted in cash proceeds to the Company of $350 and the issuance of 212 shares of common stock.  Stock option exercises resulted in proceeds of $28 and the issuance of 32 shares of common stock in the three months ended March 31, 2018. The Company recognized $908 and $661 of compensation expense related to stock options for the three months ended March 31, 2019 and 2018, respectively.

Long Term Incentive Program

The Company’s Board of Directors has approved a long-term incentive program (“LTIP”) for the benefit of the Company’s senior executives.  Pursuant to the LTIP, the Company’s senior executives have been awarded stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) with targeted values based on values granted to similarly situated senior executives in the Company’s peer group. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs vest in three equal annual installments.  The PSU awards made to senior executives vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals as established by the Company’s Board of Directors over a performance period, which is typically three years.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The non-vested PSU awards and RSU awards granted under the long-term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,842	$2.41	1,226	$2.44
Granted	—	—	—	—
Vested/settled	(415)	1.18	—	—
Forfeited/expired	(178)	1.12	—	—
Outstanding at March 31, 2019	1,249	$3.01	1,226	$2.44

In connection with PSU awards, the Company recognized compensation expense of $127 and $79 for the three months ended March 31, 2019 and 2018, respectively.  Compensation expense recognized in connection with RSU awards was $331 and $245 for the three months ended March 31, 2019 and 2018, respectively.

The LTIP awards that vested during the three months ended March 31, 2019 and 2018 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld 127 and 59 shares during the three months ended March 31, 2019 and 2018, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. Total payments for the employees’ tax obligations to the taxing authorities were $408 and $130 for the three months ended March 31, 2019 and 2018, respectively, and are reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

5.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three months ended March 31,
	2019	2018
Proprietary product sales	$4,771	$3,971
Partnered product sales	13,529	6,978
Total product revenue	18,300	10,949
Licensing and development revenue	915	1,285
Royalties	4,071	469
Total revenue	$23,286	$12,703

Revenues disaggregated by customer location are as follows:

	Three Months Ended
	March 31,
	2019	2018
United States of America	$21,185	$11,201
Europe	2,090	1,419
Other	11	83
	$23,286	$12,703

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	Three Months Ended
	March 31,
	2019	2018
Teva	$10,611	$4,167
AMAG	4,592	2,834
McKesson	1,247	1,843
AmerisourceBergen	1,581	1,423
Ferring	3,096	1,474

6.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and other share-based awards excluded from dilutive loss per share because their effect was anti-dilutive totaled 16,332 and 14,481 at March 31, 2019 and 2018, respectively.

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

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al. (“Mackert”), in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Rao”) (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.   The parties have filed a stipulation staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements can be identified by the words “expect,” “estimate,” “plan”, “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

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

•	our plans to develop a rescue pen for an undisclosed drug with our partner Pfizer, Inc. (“Pfizer”) and our intention to enter into a separate supply agreement with Pfizer;
•

our expectations about the timing and successful completion of the sale of our worldwide rights, including the completion of outstanding purchase orders, for the ZOMAJET™ needle-free auto injector device product line to Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”);

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

•	our expectations about our future revenues, including our ability to achieve the 2019 revenue guidance, cash flows and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation;
•	our expectations regarding our financial and operating results for the year ending December 31, 2019; and
•	other statements regarding matters that are not historical facts or statements of current condition.

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

•	unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva and Pfizer;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•	our inability to generate continued growth in product, product development, licensing and royalties;
•	the lack of market acceptance of our and our partners’ products and future revenues from these products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
•

our inability to establish and maintain our sales and marketing capability, our inability to effectively market our services or obtain and maintain arrangements with our customers, payors, partners and manufacturers;

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

In addition, you should refer to the “Risk Factors” sections of this report and of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

We developed and commercialized XYOSTED™ (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, which was approved by the FDA on September 28, 2018 and launched for commercial sale in November 2018. XYOSTED™ is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. In connection with the launch of XYOSTED™, we hired approximately 50 additional sales representatives and cross-trained the combined sales force to leverage our existing resources and enhance our commercial organization. Our sales representatives started detailing XYOSTED™ to physicians in the second half of December 2018.

We market and sell our proprietary product OTREXUP® (methotrexate) injection, which is a subcutaneous methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

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

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement. The Makena® subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to help reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past, which was approved by the FDA in February 2018. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, which was launched in the U.S. for commercial sale by AMAG in March 2018, and we receive royalties on AMAG’s net sales of the product.

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

We are also collaborating with Teva on a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of type 2 diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva continues to work through the regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation related to Teva’s ANDA for teriparatide, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

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

We also make reusable, needle-free injection devices that administer injectable drugs, which are currently marketed primarily through Ferring and JCR Pharmaceuticals CO., Ltd., for use with human growth hormone. However, in October 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring (the “Ferring Transaction”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million, of which the final installment of $5.0 million is payable to us upon Ferring’s receipt of the CE Mark needed to continue to commercialize the needle-free product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”.)  We will continue to manufacture and supply needle-free devices and receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements until the Completion Date, which we expect to occur in 2019.

Results of Operations

We reported net losses of $5.5 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively. Net loss per share was $0.03 for the three months ended March 31, 2019 as compared to $0.04 for the three months ended March 31, 2018.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The following is an analysis and discussion of our operations for the three months ended March 31, 2019 as compared to the same period in 2018.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended March 31, 2019 and 2018 was $23.3 million and $12.7 million, respectively, representing an increase in total revenue of 83% on a comparative basis. The following table provides details about the components of our revenue (in thousands):

	Three months ended March 31,
	2019	2018
Proprietary product sales	$4,771	$3,971
Partnered product sales	13,529	6,978
Total product revenue	18,300	10,949
Licensing and development revenue	915	1,285
Royalties	4,071	469
Total revenue	$23,286	$12,703

Product Revenue

Total revenue from product sales was $18.3 million and $10.9 million for the three months ended March 31, 2019 and 2018, respectively, an increase of 67% on a period over period basis. The increase in product revenue was driven primarily by sales of recently approved products, both proprietary and partnered, as discussed below.

For the three months ended March 31, 2019 and 2018, we recognized revenue of $4.8 million and $4.0 million, respectively, from sales of our proprietary products OTREXUP® and XYOSTEDTM, which is presented net of estimated product returns and sales allowances. The increase in proprietary product sales for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was principally attributable to sales of XYOSTEDTM, which was launched for commercial sale in late 2018.

Partnered product sales were $13.5 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively. We manufacture and sell devices, components and fully assembled and packaged product to our partners Teva, AMAG and Ferring. The increase in sales of partnered products for the three months ended March 31, 2019 as compared to the same period in 2018 is primarily attributable to sales of auto injector devices sold to Teva for use with their Epinephrine Injection USP, and an increase in sales of Sumatriptan Injection USP to Teva and needle-free devices to Ferring.  We will continue to manufacture and supply needle-free devices through the completion of the Ferring Transaction, which is expected to occur in 2019.

Licensing and development revenue

Licensing and development revenue include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf.  Licensing and development revenue was $0.9 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in development revenue recognized for the three months ended March 31, 2019 as compared to 2018 was primarily a result of a reduction in development activities with AMAG related to the Makena® auto injector product. As discussed above, we have ongoing development programs with Pfizer and Teva.

Royalties

Royalty revenue was $4.1 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.  The significant increase in royalty revenue was primarily attributable to royalties received from AMAG on their net sales of the Makena® subcutaneous auto injector. A portion of the increase was also attributable to royalties received from Teva on their net sales of Epinephrine Injection USP, which was launched in late 2018.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three months ended March 31,
	2019	2018
Total revenue	$23,286	$12,703
Total cost of revenue	10,946	7,186
Gross profit	$12,340	$5,517
Gross profit percentage	53%	43%

Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. Our gross profit was $12.3 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in our gross profit and gross profit percentage was primarily attributable to the significant increase in royalty revenue, which have no associated incremental cost. Other variations in cost of revenue and gross profit were attributable to our increase in product revenue, and to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $2.4 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively.  The decrease in research and development costs on a comparative basis was primarily due to higher spending associated with XYOSTEDTM prior to its approval in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.9 million and $8.2 million for three months ended March 31, 2019 and 2018, respectively.  The increase in selling, general and administrative expenses was principally attributable to incremental sales and marketing costs incurred in connection with the recent launch of XYOSTEDTM, including the increase in compensation and benefits expense associated with approximately 50 additional sales representatives hired in late 2018.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $23.2 million. Our principal liquidity needs are to fund our product manufacturing, research and development activities and for the payment of other operating expenses. We have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations and we continue to operate primarily by raising capital. Our primary sources of liquidity are proceeds from equity offerings and debt issuance. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

At the Market Common Stock Offering Program

We are party to a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price of up to $30.0 million through Cowen as our sales agent and/or principal. Cowen may sell the common stock by any method permitted by law deemed to be an “at the market offering” (the “Offering”) as defined in Rule 415 of the Securities Act of 1933, as amended. We pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement.

During the three months ended March 31, 2019, we sold 2.3 million shares of common stock pursuant to the Offering and Sales Agreement, which generated gross proceeds of $8.1 million less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million. To date, we have sold 4.4 million shares pursuant to the Offering with an aggregate offering price of $15.6 million.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development projects, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $12.0 million for the three months ended March 31, 2019 and $6.0 million for the three months ended March 31, 2018.  The increase in net cash used in operating activities was primarily driven by our net loss, inventory build, growth in accounts receivable and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2019 as compared to net cash provided by investing activities of $2.7 million for the three months ended March 31, 2018.  The net cash outflow for the three months ended March 31, 2019 was solely attributable to capital expenditures as compared to the net cash inflow for the three months ended March 31, 2018 which included the receipt of $2.75 million in connection with the Ferring Transaction offset by payments for capital expenditures and patent acquisition costs.

Net Cash Flows from Financing Activities

The net cash flow provided by financing activities was $7.7 million for the three months ended March 31, 2019, and consisted of $7.8 million in cash proceeds received from sales of our common stock and $0.3 million proceeds from the exercise of stock options offset by $0.4 million remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash used in financing activities for the three months ended March 31, 2018 was $0.1 million, which included proceeds received in connection with the exercise of stock options offset by amounts paid to taxing authorities for net-share settled equity awards.

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of March 31, 2019:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$30,774	$7,211	$19,220	$4,343	$—
Operating Lease Obligations	2,023	923	1,100	—	—
Total	$32,797	$8,134	$20,320	$4,343	$—

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

The accounting policies we believe to be most critical to understanding our results of operations and financial condition related to revenue recognition and inventory valuation, which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended March 31, 2019 was not material.

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $25.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%, which was the rate in effect during the three months ended March 31, 2019. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower incremental annual interest expense of $250,000.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than additional controls that were designed and implemented in connection with the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

On January 12, 2018, a stockholder of our Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al. (“Mackert”), in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Rao”) (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action.

On January 17, 2018, a stockholder of our Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.   The parties have filed a stipulation staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action.

Item 1A.	RISK FACTORS

In addition to the information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANTARES PHARMA, INC.

May 2, 2019	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2019	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)