Form 10-Q
period 2019-06-30
ANTARES PHARMA, INC.
filed 2019-08-06
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

Commission File Number 1-32302

ANTARES PHARMA, INC.

A Delaware Corporation (State or Other Jurisdiction of Incorporation)	41-1350192 (I.R.S. Employer Identification No.)

100 Princeton South, Suite 300, Ewing, NJ	08628
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 359-3020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATRS	NASDAQ

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of July 31, 2019, the registrant had 163,061,637 shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$40,171	$27,892
Accounts receivable	24,629	18,976
Inventories	15,235	11,350
Contract assets	6,285	10,442
Prepaid expenses and other current assets	2,781	2,648
Total current assets	89,101	71,308
Equipment, molds, furniture and fixtures, net	14,994	14,895
Operating lease right-of-use assets	2,947	—
Goodwill	1,095	1,095
Intangibles, net	556	831
Other assets	519	148
Total Assets	$109,212	$88,277
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,699	$11,135
Accrued expenses and other liabilities	12,571	11,997
Long-term debt, current portion	—	3,043
Lease liabilities, current portion	961	—
Deferred revenue	547	1,018
Total current liabilities	25,778	27,193
Long-term debt	40,143	22,083
Lease liabilities, long-term	1,739	—
Total liabilities	67,660	49,276
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 163,053 and 159,721 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,630	1,597
Additional paid-in capital	325,075	314,907
Accumulated deficit	(284,449)	(276,800)
Accumulated other comprehensive loss	(704)	(703)
	41,552	39,001
Total Liabilities and Stockholders’ Equity	$109,212	$88,277

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product sales	$20,620	$11,095	$38,920	$22,044
Licensing and development revenue	2,239	1,785	3,154	3,070
Royalties	5,574	1,282	9,645	1,751
Total revenue	28,433	14,162	51,719	26,865
Cost of revenue:
Cost of product sales	10,713	6,677	21,281	13,213
Cost of development revenue	1,728	283	2,106	933
Total cost of revenue	12,441	6,960	23,387	14,146
Gross profit	15,992	7,202	28,332	12,719
Operating expenses:
Research and development	2,494	3,230	4,881	6,130
Selling, general and administrative	15,087	7,883	30,022	16,119
Total operating expenses	17,581	11,113	34,903	22,249
Operating loss	(1,589)	(3,911)	(6,571)	(9,530)
Interest expense	(712)	(654)	(1,373)	(1,285)
Other income	75	45	179	102
Net loss	$(2,226)	$(4,520)	$(7,765)	$(10,713)
Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.05)	$(0.07)
Basic and diluted weighted average common shares outstanding	162,734	157,024	161,596	156,875

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(2,226)	$(4,520)	$(7,765)	$(10,713)
Foreign currency translation adjustment	2	(10)	(1)	—
Comprehensive loss	$(2,224)	$(4,530)	$(7,766)	$(10,713)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	For the three and six months ended June 30, 2019
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001
Issuance of common stock, net of offering costs	2,307	23	7,762	—	—	7,785
Common stock issued under equity compensation plan, net of shares withheld for taxes	288	3	(411)	—	—	(408)
Exercise of options	212	2	348	—	—	350
Share-based compensation	—	—	1,366	—	—	1,366
Cumulative effect of change in accounting principle	—	—	—	116	—	116
Net loss	—	—	—	(5,539)	—	(5,539)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
March 31, 2019	162,528	1,625	323,972	(282,223)	(706)	42,668
Issuance of common stock, net of offering costs	—	—	(5)	—	—	(5)
Common stock issued under equity compensation plan, net of shares withheld for taxes	366	4	(659)	—	—	(655)
Exercise of options	159	2	132	—	—	134
Share-based compensation	—	—	1,635	—	—	1,635
Net loss	—	—	—	(2,226)	—	(2,226)
Other comprehensive income (loss)	—	—	—	—	2	2
June 30, 2019	163,053	$1,630	$325,075	$(284,449)	$(704)	$41,552

	For the three and six months ended June 30, 2018
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2017	156,675	$1,567	$302,965	$(270,285)	$(700)	$33,547
Common stock issued under equity compensation plan, net of shares withheld for taxes	114	1	(131)	—	—	(130)
Exercise of options	32	—	28	—	—	28
Share-based compensation	—	—	985	—	—	985
Net loss	—	—	—	(6,193)	—	(6,193)
Other comprehensive income (loss)	—	—	—		10	10
March 31, 2018	156,821	1,568	303,847	(276,478)	(690)	28,247
Common stock issued under equity compensation plan, net of shares withheld for taxes	339	3	(402)	—	—	(399)
Exercise of options	277	3	260	—	—	263
Share-based compensation	—	—	1,065	—	—	1,065
Net loss	—	—	—	(4,520)	—	(4,520)
Other comprehensive loss	—	—	—	—	(10)	(10)
June 30, 2018	157,437	$1,574	$304,770	$(280,998)	$(700)	$24,646

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,765)	$(10,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,000	2,050
Depreciation and amortization	1,338	1,207
Other	154	126
Changes in operating assets and liabilities:
Accounts receivable	(5,654)	(2,193)
Inventories	(3,885)	(1,405)
Prepaid expenses and other assets	(506)	408
Contract assets	1,657	94
Accounts payable	507	607
Accrued expenses and other liabilities	443	1,704
Deferred revenue	(471)	(1,967)
Net cash used in operating activities	(11,182)	(10,082)
Cash flows from investing activities:
Proceeds from sale of assets	2,500	7,500
Purchases of equipment, molds, furniture and fixtures	(1,104)	(336)
Additions to patent rights	—	(19)
Proceeds from maturities of investment securities	—	5,000
Net cash provided by investing activities	1,396	12,145
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	—
Payment of debt issuance costs	(136)	—
Proceeds from issuance of common stock, net	7,781	—
Proceeds from exercise of stock options	484	291
Taxes paid related to net share settlement of equity awards	(1,063)	(135)
Net cash provided by financing activities	22,066	156
Effect of exchange rate changes on cash	(1)	1
Net increase in cash and cash equivalents	12,279	2,220
Cash and cash equivalents:
Beginning of period	27,892	26,562
End of period	$40,171	$28,782
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,201	$1,148
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$106	$34
Additions to patent rights recorded in accounts payable and accrued expenses	$—	$12
Supplemental disclosure of non-cash financing activities:
Tax withholding on net settled equity awards included in accrued liabilities	$—	$392

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares” or the “Company”) is a combination drug device company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  The Company develops and commercializes, for itself or with partners, novel therapeutic products using its advanced drug delivery technology to enhance existing drug compounds and delivery methods. The Company’s intramuscular and subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. The Company has a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. The Company has formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”) and Pfizer Inc. (“Pfizer”).

The Company markets and sells its proprietary product XYOSTED® (testosterone enanthate) injection, which is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® was approved by the U.S. Food and Drug Administration (“FDA”) on September 28, 2018 and launched for commercial sale in November 2018.

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Revisions of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended December 31, 2018, management revised the presentation of certain regulatory fees between research and development expenses and selling, general and administrative expenses. As a result, the Company also made revisions to its prior period interim consolidated statements of operations as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2018	2018
Research and development, as reported	$3,650	$6,970
Research and development, as revised	3,230	6,130
Selling, general and administrative, as reported	7,463	15,279
Selling, general and administrative, as revised	7,883	16,119

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

Accounting Pronouncements Recently Adopted

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 Leases (“Topic 842”) effective January 1, 2019, electing the package of practical expedients and applying the transition provisions as of the effective date. Reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts, as reported under previous GAAP, were not adjusted. As of December 31, 2018, the Company had non-cancellable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Plymouth, Minnesota, a suburb of Minneapolis, which were not required to be recorded on the balance sheet. As a result of the adoption of Topic 842, the Company recognized approximately $1.0 million in right-of-use assets and lease liabilities in connection with its existing operating leases. The adoption of Topic 842 on January 1, 2019 did not have a significant impact on the Company’s consolidated results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements and Revenue from Contracts with Customers standards. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for under revenue guidance, adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard, and clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $1,200 and $847 at June 30, 2019 and December 31, 2018, respectively.  Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Inventories:
Raw material	$344	$26
Work in process	7,700	7,622
Finished goods	7,191	3,702
	$15,235	$11,350

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. As of June 30, 2019 and December 31, 2018, the Company’s equipment, molds, furniture and fixtures totaled $14,994 and $14,895, respectively, which is presented net of accumulated depreciation of $8,633 and $7,570 as of June 30, 2019 and December 31, 2018, respectively.

Leases

The Company recognizes right-of-use (“ROU”) assets and lease liabilities when it obtains the right to control an asset under a leasing arrangement with an initial term greater than twelve months. The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. Certain of the Company’s lease arrangements contain renewal options that have not been included in the determination of the lease term, as they are not reasonably certain of exercise. For contracts that contain lease and non-lease components, the Company accounts for both components as a single lease component. Variable lease payments are expensed as incurred.

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

Proprietary Product Sales

The Company sells its proprietary products OTREXUP® and XYOSTED® primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs.

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $505 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2018 and satisfied during the six months ended June 30, 2019.

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

Royalties

The Company earns royalties in connection with licenses granted under license and development arrangements with partners. Royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid-single digit to low double digit and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur.  The royalties are generally reported and payable to the Company within 45 to 60 days of the end of the period in which the commercial sales are made.  The Company bases its estimates of royalties earned on actual sales information from its partners when available or estimated prescription sales from external sources and estimated net selling price. If actual royalties received are different than amounts estimated, the Company would adjust the royalty revenue in the period in which the adjustment becomes known.

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of June 30, 2019, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $9.9 million. The Company expects to recognize revenue on the remaining performance obligations over the next three years.

3.	Leases

The Company leases its facilities under non-cancellable operating leases. In May 2019, the Company amended its existing lease of the Company’s corporate headquarters in Ewing, New Jersey to extend the lease term for an additional two years. The lease extension period commences on November 1, 2019 and expires on October 31, 2021. In the first quarter of 2019, the Company also entered into a master lease arrangement for a fleet of vehicles for use by its sales force.

As of June 30, 2019, all of the Company’s leasing arrangements are classified as operating leases. Operating lease costs were $330 and $505 for the three and six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $538  and $716 for the three and six months ended June 30, 2019. During the six months ended June 30, 2019, operating lease ROU assets obtained in exchange for operating lease obligations were $2,377, including the impact of the lease amendment for the corporate headquarters. As of June 30, 2019, the weighted average discount rate was approximately 9.5% and the weighted average remaining lease term was 2.7 years.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The following table summarizes the Company’s operating lease maturities as of June 30, 2019:

2019	$526
2020	1,061
2021	1,042
2022	230
Total remaining lease payments	2,859
Less: interest accreted	(159)
Total lease liabilities	$2,700

Under the prior leasing standard, future minimum payments under non-cancellable operating leases as of December 31, 2018 were as follows:

2019	$566
2020	233
2021	238
2022	60
2023	—
Thereafter	—
Total future minimum lease payments	$1,097

4.	Long-Term Debt

In June 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $35.0 million (the “Term Loan”), under which the Company initially borrowed $25.0 million (“Tranche I”.) The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, provided for payments of interest-only until August 1, 2019 and matures on July 1, 2022.

On June 26, 2019, the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35.0 million to $50.0 million. Upon signing of the Amendment, an additional $15.0 million (“Tranche II”) was funded to the Company. The Company may, but is not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate (“Tranche III”). The Company’s option to request additional advances is available between January 1, 2020 and September 15, 2020. The Amendment extended the interest-only payment period of the Term Loan to August 1, 2021, which may be further extended to August 1, 2022 if the Company achieves a certain loan extension milestone. The Term Loan maturity date remains July 1, 2022, but may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

The Company is required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II and Tranche III, payable upon the earlier of July 1, 2022 or repayment of the loan.

As of June 30, 2019 and December 31, 2018, the carrying value of the Term Loan was $40,143 and $25,126, respectively, which consisted of the principal amounts outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. Future principal payments under the Term Loan, excluding the contractual End of Term Charges, are due in the following periods:

2019	$—
2020	—
2021	16,179
2022	23,821
$40,000

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

5.	Stockholders’ Equity

In August 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company could offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $30.0 million through Cowen as the Company’s sales agent and/or as principal. Cowen was permitted to sell the common stock through any method deemed an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “ATM Facility”).

During the three months ended June 30, 2019, the Company made no sales of its common stock under the ATM Facility. For the six months ended June 30, 2019, the Company sold 2.3 million shares of common stock under the ATM Facility. The sale of common stock resulted in aggregate gross proceeds of $8.1 million, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million.

On June 26, 2019, the Company delivered written notice to Cowen that it was terminating its Sales Agreement effective July 6, 2019. With the provision of such notice, the ATM Facility is no longer available for use. The Company sold a total of 4.4 million shares in connection with the ATM Facility, representing gross proceeds of approximately $15.6 million to the Company.

6.	Share-Based Compensation

The Company has an Equity Compensation Plan (the “Plan”), which was amended and restated pursuant to stockholder approval on June 13, 2019 in order to increase the number of shares available for issuance under the Plan, extend the term of the Plan and modify certain provisions. The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the Plan is 40.2 million and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is four million shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest over a three-year period with a minimum vesting period of one year.  As of June 30, 2019, the Plan had approximately 7.5 million shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

The Company’s Board of Directors has also approved a long-term incentive program (“LTIP”), pursuant to which the Company’s senior executives have been awarded stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) with targeted values based on values granted to similarly situated senior executives in the Company’s peer group. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in annual installments over three years, and are granted on the same standard terms and conditions as other stock options granted pursuant to the Plan. The RSU awards made to senior executives vest and convert into shares of the Company’s stock in three equal annual installments.  The PSU awards vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals as established by the Company’s Board of Directors over a performance period, which is typically three years.

A portion of the compensation provided to non-employee members of the Company’s Board of Directors is awarded in the form of stock options and RSUs, which vest in full one year from the date of grant and are otherwise granted on the same standard terms and conditions as other awards granted under the Plan.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The following is a summary of stock option activity under the Plan as of and for the six months ended June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	14,079	$2.19
Granted	2,371	2.93
Exercised	(371)	1.30
Cancelled/Forfeited	(71)	2.77
Outstanding at June 30, 2019	16,008	2.32	6.7	$15,923
Exercisable at June 30, 2019	11,515	$2.12	5.7	$13,793

The weighted average grant date fair value per share for options granted during the six months ended June 30, 2019 and 2018 was $1.50 and $1.44, respectively, which was estimated using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	June 30,
	2019	2018
Risk-free interest rate	1.9%	2.8%
Annualized volatility	55.8%	53.7%
Weighted average expected life, in years	5.5	6.0
Expected dividend yield	0.0%	0.0%

During the six months ended June 30, 2019, stock option exercises resulted in cash proceeds to the Company of $484 and the issuance of 371 shares of common stock.  Stock option exercises resulted in proceeds of $291 and the issuance of 309 shares of common stock in the six months ended June 30, 2018. The Company recognized $1,666 and $1,347 of compensation expense related to stock options for the six months ended June 30, 2019 and 2018, respectively.

The following is a summary of PSU and RSU award activity under the Plan as of and for the six months ended June 30, 2019:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,842	$2.41	1,226	$2.44
Granted	593	2.99	789	2.92
Vested/settled	(415)	1.18	(601)	2.17
Forfeited/expired	(178)	1.12	—	—
Outstanding at June 30, 2019	1,842	$3.01	1,414	$2.83

The PSUs granted to senior executives under the LTIP may be earned based upon the Company’s achievement of certain corporate development goals, net revenue goals and total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index over the performance period, which is generally a three-year period. Depending on the outcome of the performance goals, a recipient may ultimately earn a number of shares greater or less than the target number of shares granted, ranging from 0% to 150%.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

In connection with PSU awards, the Company recognized compensation expense of $632 and $180 for the six months ended June 30, 2019 and 2018, respectively. The grant date fair value of PSUs that are not tied to market-based performance are expensed over the remaining performance period when it becomes probable that the related goal will be achieved. The fair value of the TSR PSUs are expensed over the performance period and determined using a Monte Carlo simulation utilizing the following inputs and assumptions:

	2019 Award	2018 Award	2017 Award
Closing stock price on grant date	$2.92	$2.70	$2.66
Performance period starting price	$3.01	$1.92	$2.17
Term of award (in years)	2.55	2.57	2.57
Volatility	63.7%	64.9%	54.6%
Risk-free interest rate	1.79%	2.60%	1.39%
Expected dividend yield	0.00%	0.00%	0.00%
Fair value per TSR PSU	$3.18	$3.27	$3.10

Compensation expense recognized in connection with RSU awards was $702 and $523 for the six months ended June 30, 2019 and 2018, respectively.

The LTIP awards that vested during the six months ended June 30, 2019 and 2018 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 362 and 208 shares during the six months ended June 30, 2019 and 2018, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $1,063 and $527 during the six months ended June 30, 2019 and 2018, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

7.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proprietary product sales	$8,984	$3,755	$13,755	$7,726
Partnered product sales	11,636	7,340	25,165	14,318
Total product revenue	20,620	11,095	38,920	22,044
Licensing and development revenue	2,239	1,785	3,154	3,070
Royalties	5,574	1,282	9,645	1,751
Total revenue	$28,433	$14,162	$51,719	$26,865

Revenues disaggregated by customer location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States of America	$27,542	$12,220	$48,727	$23,421
Europe	788	1,795	2,878	3,214
Other	103	147	114	230
	$28,433	$14,162	$51,719	$26,865

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Teva	42%	30%	44%	32%
AMAG	19%	27%	19%	25%
McKesson	<10%	12%	<10%	13%
AmerisourceBergen	11%	10%	<10%	10%
Ferring	<10%	14%	<10%	13%

8.	Sale of Assets

In October 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million. The purchase price was to be paid in four installments consisting of the following: a $2.0 million upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing; a third installment of $4.75 million received upon satisfaction of certain conditions, including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million due upon Ferring’s receipt of the CE Mark needed to continue to commercialize the product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”).

On May 1, 2019, the Company and Ferring entered into the First Amendment of the Asset Purchase Agreement (the “First Amendment”) to extend the term of the agreement to the third anniversary, to provide for the manufacture and delivery of additional product by Antares to Ferring prior to the Completion Date, and to bifurcate the payment of the final installment of the purchase price such that $2.5 million was paid to the Company upon the First Amendment effective date, with the remaining $2.5 million to be paid at the Completion Date, which is expected to occur by the end of 2019. The Company will continue to manufacture and supply needle-free devices until the Completion Date, and will receive payment for devices manufactured and supplied to its partners, and a royalty on net product sales, in accordance with the existing license and supply agreements.

The Company previously recorded the gain on sale of assets as it was determined that, based on the satisfaction of certain conditions and the status of remaining closing requirements, it was probable that a significant reversal of the gain will not occur. The receipt of the $2.5 million in the three months ended June 30, 2019 was recorded as a reduction in the related contract asset balance and a cash inflow from investing activities in the consolidated condensed statement of cash flows.

9.	Net Loss Per Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock.  Potentially dilutive stock options and other share-based awards excluded from dilutive loss per share because their effect was anti-dilutive totaled 19,264 and 17,326 at June 30, 2019 and 2018, respectively.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

10.	Commitments and Contingencies

Pending Litigation

From time to time, the Company may be involved in various legal matters generally incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, after discussion with legal counsel, management is not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on its consolidated financial condition, liquidity, or results of operations.

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action.

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

11.	Subsequent Events

On July 1, 2019, the Company entered into a lease agreement (the “Lease”) with Whitewater Properties I, LLC (the “Landlord”) for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in the building known as 12500 Whitewater Drive, Minnetonka, Minnesota. The initial term of the Lease is 12 years and the Company may renew the Lease, at its option, for one additional renewal period of three years. The Landlord delivered possession of the premises to the Company on July 1, 2019 (the “Delivery Date”) and payment of rent will commence on January 1, 2020.  The annual base rent is $180,372 in year one, $281,160 in year two, and $625,224 in year three, with annual increases of approximately 2% thereafter over the remaining initial lease term. The Company will also pay additional rent for operating expenses, insurance premiums and taxes. The Company is performing the build-out of the premises at the Company’s cost with an allowance provided by the Landlord of up to approximately $1.2 million, to be disbursed over four disbursement periods, all within 36 months after the Delivery Date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements can be identified by the words “expect,” “estimate,” “plan”, “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development.  In particular, these forward-looking statements include, among others, statements about:

•

our expectations regarding the commercialization and sales of XYOSTED® (testosterone enanthate) injection for testosterone replacement therapy, including marketing and reimbursement strategies, and future revenues related thereto;

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

•	our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the pending securities class action and derivative actions;
•	trends in the managed market payor environment;
•	our anticipated continued reliance on contract manufacturers to manufacture our products;
•

our anticipated continued reliance on third parties to provide certain services for our products including logistics, warehousing, distribution, invoicing, contract administration and chargeback processing;

•	our sales and marketing plans;
•

our expectations about our research and development projects, including but not limited to the continued development of ATRS-1701, the timing and results of clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;

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

•	changes or delays in the regulatory review and approval process;
•	our inability to effectively protect our intellectual property;
•	costs associated with litigation and the outcome of such litigation;
•	our inability to attract and retain key personnel;
•	our inability to obtain additional financing, reduce expenses or generate funds when necessary; and
•	adverse economic and political conditions.

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

We developed and commercialized XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, which was approved by the FDA on September 28, 2018 and launched for commercial sale in November 2018. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. In connection with the launch of XYOSTED®, we hired approximately 50 additional sales representatives and cross-trained the combined sales force to leverage our existing resources and enhance our commercial organization. Our sales representatives started detailing XYOSTED® to physicians in the second half of December 2018.

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

We are also collaborating with Teva on a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of type 2 diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva continues to work through the regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway.  Teva and Eli Lilly and Company settled their Paragraph IV patent litigation related to Teva’s ANDA for teriparatide, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process in 17 countries in Europe for teriparatide, and is awaiting patent clearance in the EU prior to launch.

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

We are committed to advancing our internal research and development programs and continue to invest in the development of our proprietary product pipeline. Our research and development efforts are focused primarily on leveraging our existing product and technology platforms by broadening their applications for use in other drug/device combination products, as well as exploring new pharmaceutical products, technologies and drug delivery methods.

We also make reusable, needle-free injection devices, which are currently marketed primarily through Ferring and JCR Pharmaceuticals CO., Ltd. for use with human growth hormone. However, in October 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring to sell the worldwide rights, including certain assets related to the needle-free auto injector device product line for $14.5 million (the “Ferring Transaction”). The purchase price was to be paid in four installments consisting of: a $2.0 million upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing; a third installment of $4.75 million received upon satisfaction of certain conditions including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million due upon the Completion Date.

The Asset Purchase Agreement was amended in May 2019 in order to extend the term of the agreement, provide for the manufacture and delivery of additional product by Antares to Ferring prior to the Completion Date, and to bifurcate the payment of the final installment of the purchase price such that $2.5 million was paid to the Company upon the effective date of the First Amendment, with the remaining $2.5 million to be paid at the Completion Date. We will continue to manufacture and supply needle-free devices and receive payment for devices and a royalty on net product sales in accordance with the existing license and supply agreements until the Completion Date, which we expect to occur in 2019.

Results of Operations

During the three and six months ended June 30, 2019, we continued to generate significant growth in our product sales and total revenue, and to invest in our commercial infrastructure and research and development activities. We reported net losses of $2.2 million and $4.5 million for the three months ended June 30, 2019 and 2018, respectively, and net losses of $7.8 million and $10.7 million for the six months ended June 30, 2019 and 2018, respectively. Net loss per share was $0.01 and $0.05 for the three and six months ended June 30, 2019 as compared to $0.03 and $0.07 for the three and six months ended June 30, 2018, respectively. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The following is an analysis and discussion of our operations for the three and six months ended June 30, 2019 as compared to the same periods in 2018.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended June 30, 2019 and 2018 was $28.4 million and $14.2 million, respectively, representing an increase in total revenue of 101% on a comparative basis. Total revenue for the six months ended June 30, 2019 and 2018 was $51.7 million and $26.9 million, respectively, representing an increase of 93%. The following table provides details about the components of our revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proprietary product sales	$8,984	$3,755	$13,755	$7,726
Partnered product sales	11,636	7,340	25,165	14,318
Total product revenue	20,620	11,095	38,920	22,044
Licensing and development revenue	2,239	1,785	3,154	3,070
Royalties	5,574	1,282	9,645	1,751
Total revenue	$28,433	$14,162	$51,719	$26,865

Product Revenue

Revenue from product sales was $20.6 million and $11.1 million for the three months ended June 30, 2019 and 2018, respectively, an increase of 86% on a period over period basis. For the six months ended June 30, 2019 and 2018, we generated revenue from product sales of $38.9 million and $22.0 million, respectively, representing an increase of 77%. The increases in product revenue were driven primarily by sales of recently approved products, both proprietary and partnered, as discussed below.

Sales of our proprietary products OTREXUP® and XYOSTED®, which are presented net of estimated product returns and sales allowances, generated revenue of $9.0 million and $13.8 million for the three and six months ended June 30, 2019, respectively, as compared to $3.8 million and $7.7 million for the three and six months ended June 30, 2018, respectively. The increase in proprietary product sales for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 were principally attributable to sales of XYOSTED®, which was launched for commercial sale in late 2018.

We manufacture and sell devices, components and fully assembled and packaged product to our partners Teva, AMAG and Ferring. Partnered product sales were $11.6 million and $7.3 million for the three months ended June 30, 2019 and 2018, respectively, and $25.2 million and $14.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in sales of partnered products for the three and six months ended June 30, 2019 as compared to the same period in 2018 is primarily attributable to sales of auto injector devices to Teva for use with their Epinephrine Injection USP, an increase in sales of Sumatriptan Injection USP and pen injector devices to Teva, and sales of needle-free devices to Ferring. We will continue to manufacture and supply needle-free devices through the completion of the Ferring Transaction, which is expected to occur in 2019.

Licensing and development revenue

Licensing and development revenue includes license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf.  Licensing and development revenue was $2.2 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. The increases in development revenue recognized for the three and six months ended June 30, 2019 as compared to 2018 was primarily a result of the ongoing development programs with Pfizer and Teva.

Royalties

Royalty revenue was $5.6 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $9.6 million versus $1.8 million for the six months ended June 30, 2019 and 2018, respectively. The significant increases in royalty revenue were primarily attributable to royalties received from AMAG on their net sales of the Makena® subcutaneous auto injector and royalties received from Teva on their net sales of Epinephrine Injection USP, which was launched in late 2018.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total revenue	$28,433	$14,162	$51,719	$26,865
Total cost of revenue	12,441	6,960	23,387	14,146
Gross profit	$15,992	$7,202	$28,332	$12,719
Gross profit percentage	56%	51%	55%	47%

Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. Our gross profit was $16.0 million and $7.2 million for the three months ended June 30, 2019 and 2018, respectively, and $28.3 million and $12.7 million for the six months ended June 30, 2019 and 2018, respectively.  The increase in our gross profit and gross profit percentage was primarily attributable to the significant increases in our royalty revenue, which has no associated incremental cost, and our proprietary product sales. Other variations in cost of revenue and gross profit were attributable to our increase in product revenue, and to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $2.5 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively and $4.9 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively.  The decrease in research and development costs on a comparative basis was primarily due to higher spending associated with XYOSTED® prior to its approval in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.1 million and $7.9 million for three months ended June 30, 2019 and 2018, respectively, and $30.0 million and $16.1 million for the six months ended June 30, 2019 and 2018, respectively.  The significant increases in selling, general and administrative expenses were principally attributable to incremental sales and marketing costs incurred in connection with the recent launch of XYOSTED®, including the increase in compensation and benefits expense associated with approximately 50 additional sales representatives hired in late 2018.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $40.2 million. Our principal liquidity needs are to fund our product manufacturing, research and development activities and for the payment of other operating expenses. We have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations and we continue to operate primarily by raising capital. Our primary sources of liquidity are proceeds from equity offerings and debt issuance. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-term Debt Financing

In June 2017, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $35.0 million (the “Term Loan”), under which we initially borrowed $25.0 million (“Tranche I”.) The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, provided for payment of interest-only until August 1, 2019 and matures on July 1, 2022.

On June 26, 2019, we entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principle amount available under the Term Loan from $35.0 million to $50.0 million. Upon signing of the Amendment, an additional $15.0 million (“Tranche II”) was funded to us, resulting in total principle balance outstanding under the loan of $40.0 million. We may, but are not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate (“Tranche III”), between January 1, 2020 and September 15, 2020. The Amendment extended the interest-only payment period of the Term Loan to August 1, 2021, which may be further extended to August 1, 2022 if we achieve a certain loan extension milestone. The loan maturity date of the Term Loan remains July 1, 2022, but may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

At the Market Common Stock Offering Program

In August 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we could offer and sell, from time to time and at our sole discretion, shares of our common stock having an aggregate offering price of up to $30.0 million through Cowen as the sales agent and/or as principal. Cowen was permitted to sell the common stock through any method deemed an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “ATM Facility”).

There were no sales of common stock made pursuant to the ATM Facility during the three months ended June 30, 2019. For the six months ended June 30, 2019, we sold 2.3 million shares of common stock under the ATM Facility. The sale of common stock resulted in aggregate gross proceeds of $8.1 million, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million.

On June 26, 2019, we delivered written notice to Cowen that we were terminating the Sales Agreement effective July 6, 2019. With the provision of such notice, the ATM Facility is no longer available for use. The Company sold a total of 4.4 million shares in connection with the ATM Facility, representing gross proceeds of approximately $15.6 million to the Company.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development projects, and sales and marketing activities. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $11.2 million for the six months ended June 30, 2019 and $10.1 million for the six months ended June 30, 2018.  The increase in net cash used in operating activities was primarily driven by inventory build, growth in accounts receivable and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2019 as compared to $12.1 million for the six months ended June 30, 2018.  The net cash provided by investing activities for the six months ended June 30, 2019 included the receipt of $2.5 million in connection with the Ferring Transaction offset by capital expenditures of $1.1 million. The net cash inflow for the six months ended June 30, 2018 included the receipt of $7.5 million in connection with the Ferring Transaction and $5.0 million in proceeds from investment maturities, offset by payments for capital expenditures and patent acquisition costs.

Net Cash Flows from Financing Activities

The net cash flow provided by financing activities was $22.1 million for the six months ended June 30, 2019, and consisted of $15.0 million in new debt proceeds received in connection with the Amendment of our Term Loan, $7.8 million in net cash proceeds received from sales of our common stock through the ATM Facility, and $0.5 million proceeds from the exercise of stock options offset by $1.1 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash provided by financing activities for the six months ended June 30, 2018 was $0.2 million, which included proceeds received in connection with the exercise of stock options offset by amounts paid to taxing authorities for net-share settled equity awards.

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of June 30, 2019 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$51,716	$3,765	$42,750	$5,201	$—
Operating Lease Obligations	2,859	1,051	1,808	—	—
Total	$54,575	$4,816	$44,558	$5,201	$—

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

Our primary market risk exposure is foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended June 30, 2019 was not material.

We may be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $40.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%, which was the rate in effect during the six months ended June 30, 2019. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower incremental annual interest expense of $400,000.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

On January 12, 2018, a stockholder of our Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS
(a)	Exhibit Index

Exhibit No.	Description

4.1+	Antares Pharma, Inc. Equity Compensation Plan, as amended and restated, and approved by stockholders (filed as Exhibit 4.1 to Form S-8 on July 23, 2019 and incorporated herein by reference.)

10.1#	Third Amendment to Lease between Princeton Office Center, LLC and Antares Pharma, Inc., dated May 7, 2019.

10.2

First Amendment to Loan and Security Agreement by and between Antares Pharma, Inc. and Hercules Capital Inc., dated June 26, 2019 (filed as Exhibit 10.1 to Form 8-K on June 27, 2019 and incorporated herein by reference.)

10.3	Lease Agreement, dated July 1, 29019, by and between Whitewater Properties I, LLC and Antares Pharma, Inc. (filed as Exhibit 10.1 on Form 8-K on July 5, 2019 and incorporated herein by reference.)

10.4#+	Form of Non-Qualified Stock Option Grant Agreement.

10.5#+	Form of Restricted Stock Unit Grant Agreement.

10.6#+	Form of Performance Stock Unit Grant Agreement.

10.7#+	Form of Non-Qualified Stock Option Grant Agreement (Non-Employee Directors).

10.8#+	Form of Restricted Stock Unit Grant Agreement (Non-Employee Directors).

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

ANTARES PHARMA, INC.

August 6, 2019	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2019	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)