Form 10-Q
period 2019-09-30
ANTARES PHARMA, INC.
filed 2019-11-05
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 163,226,089 shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,874	$27,892
Accounts receivable	33,931	18,976
Inventories	16,503	11,350
Contract assets	6,199	10,442
Prepaid expenses and other current assets	1,429	2,648
Total current assets	99,936	71,308
Equipment, molds, furniture and fixtures, net	15,409	14,895
Operating lease right-of-use assets	5,462	—
Goodwill	1,095	1,095
Intangibles, net	508	831
Other assets	519	148
Total Assets	$122,929	$88,277
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,530	$11,135
Accrued expenses and other liabilities	14,966	11,997
Long-term debt, current portion	—	3,043
Operating lease liabilities, current portion	975	—
Deferred revenue	1,412	1,018
Total current liabilities	33,883	27,193
Long-term debt	40,269	22,083
Operating lease liabilities, long-term	4,362	—
Total liabilities	78,514	49,276
Stockholders’ Equity:
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 163,204 and 159,721 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,632	1,597
Additional paid-in capital	326,895	314,907
Accumulated deficit	(283,406)	(276,800)
Accumulated other comprehensive loss	(706)	(703)
	44,415	39,001
Total Liabilities and Stockholders’ Equity	$122,929	$88,277

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product sales	$24,687	$11,597	$63,607	$33,641
Licensing and development revenue	1,211	2,554	4,365	5,624
Royalties	8,408	3,717	18,053	5,468
Total revenue	34,306	17,868	86,025	44,733
Cost of revenue:
Cost of product sales	12,510	6,982	33,791	20,195
Cost of development revenue	552	307	2,658	1,240
Total cost of revenue	13,062	7,289	36,449	21,435
Gross profit	21,244	10,579	49,576	23,298
Operating expenses:
Research and development	2,863	3,191	7,744	9,321
Selling, general and administrative	16,385	8,747	46,407	24,866
Total operating expenses	19,248	11,938	54,151	34,187
Operating income (loss)	1,996	(1,359)	(4,575)	(10,889)
Interest expense	(1,097)	(674)	(2,470)	(1,959)
Other income	144	97	323	199
Net income (loss)	$1,043	$(1,936)	$(6,722)	$(12,649)
Net income (loss) per common share, basic and diluted	$0.01	$(0.01)	$(0.04)	$(0.08)
Weighted average common shares outstanding:
Basic	163,119	157,471	162,109	157,076
Diluted	168,503	157,471	162,109	157,076

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$1,043	$(1,936)	$(6,722)	$(12,649)
Foreign currency translation adjustment	(2)	(2)	(3)	(2)
Comprehensive income (loss)	$1,041	$(1,938)	$(6,725)	$(12,651)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
June 30, 2019	163,053	$1,630	$325,075	$(284,449)	$(704)	$41,552
Common stock issued under equity compensation plan, net of shares withheld for taxes	9	1	(14)	—	—	(13)
Exercise of options	142	1	189	—	—	190
Share-based compensation	—	—	1,645	—	—	1,645
Net income	—	—	—	1,043	—	1,043
Other comprehensive loss	—	—	—	—	(2)	(2)
September 30, 2019	163,204	$1,632	$326,895	$(283,406)	$(706)	$44,415

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001
Issuance of common stock, net of offering costs	2,307	23	7,758	—	—	7,781
Common stock issued under equity compensation plan, net of shares withheld for taxes	664	7	(1,084)	—	—	(1,077)
Exercise of options	512	5	669	—	—	674
Share-based compensation	—	—	4,645	—	—	4,645
Cumulative effect of change in accounting principle	—	—	—	116	—	116
Net loss	—	—	—	(6,722)	—	(6,722)
Other comprehensive income loss	—	—	—	—	(3)	(3)
September 30, 2019	163,204	$1,632	$326,895	$(283,406)	$(706)	$44,415

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
June 30, 2018	157,437	$1,574	$304,770	$(280,998)	$(700)	$24,646
Common stock issued under equity compensation plan, net of shares withheld for taxes	9	1	(14)	—	—	(13)
Exercise of options	75	—	74	—	—	74
Share-based compensation	—	—	1,605	—	—	1,605
Net loss	—	—	—	(1,936)	—	(1,936)
Other comprehensive loss	—	—	—		(2)	(2)
September 30, 2018	157,521	$1,575	$306,435	$(282,934)	$(702)	$24,374

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2017	156,675	$1,567	$302,965	$(270,285)	$(700)	$33,547
Common stock issued under equity compensation plan, net of shares withheld for taxes	462	4	(547)	—	—	(543)
Exercise of options	384	4	362	—	—	366
Share-based compensation	—	—	3,655	—	—	3,655
Net loss	—	—	—	(12,649)	—	(12,649)
Other comprehensive loss	—	—	—		(2)	(2)
September 30, 2018	157,521	$1,575	$306,435	$(282,934)	$(702)	$24,374

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,722)	$(12,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,645	3,655
Depreciation and amortization	1,916	1,808
Other	279	193
Changes in operating assets and liabilities:
Accounts receivable	(14,957)	(3,606)
Inventories	(5,153)	(2,000)
Contract assets	1,743	230
Prepaid expenses and other assets	847	517
Accounts payable	4,669	1,518
Accrued expenses and other liabilities	2,854	2,157
Deferred revenue	394	(1,983)
Net cash used in operating activities	(9,485)	(10,160)
Cash flows from investing activities:
Proceeds from sale of assets	2,500	7,500
Purchases of equipment, molds, furniture and fixtures	(1,274)	(526)
Additions to patent rights	—	(40)
Proceeds from maturities of investment securities	—	5,000
Net cash provided by investing activities	1,226	11,934
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	—
Payment of debt issuance costs	(136)	—
Proceeds from issuance of common stock, net	7,781	—
Proceeds from exercise of stock options	674	366
Taxes paid related to net share settlement of equity awards	(1,077)	(543)
Net cash provided by (used in) financing activities	22,242	(177)
Effect of exchange rate changes on cash	(1)	1
Net increase in cash and cash equivalents	13,982	1,598
Cash and cash equivalents:
Beginning of period	27,892	26,562
End of period	$41,874	$28,160
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,073	$1,752
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$881	$56

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

The Company markets and sells its proprietary product XYOSTED® (testosterone enanthate) injection in the U.S., which is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® was approved by the U.S. Food and Drug Administration (“FDA”) on September 28, 2018 and launched for commercial sale in November 2018.

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

In collaboration with AMAG, the Company developed a subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement. The Makena® subcutaneous auto injector drug-device combination product, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered at least one preterm baby in the past, was approved by the FDA in February 2018 and launched for commercial sale by AMAG in the first quarter of 2018. The Company is the exclusive supplier of the devices and final assembled and packaged commercial product to AMAG.

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

Revisions of Prior Period Financial Statements

During the preparation of the consolidated financial statements for the year ended December 31, 2018, management revised the presentation of certain regulatory fees between research and development expenses and selling, general and administrative expenses. As a result, the Company also made revisions to its prior period interim consolidated statements of operations as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2018	2018
Research and development, as reported	$3,611	$10,581
Research and development, as revised	3,191	9,321
Selling, general and administrative, as reported	8,327	23,606
Selling, general and administrative, as revised	8,747	24,866

These revisions had no impact on the Company’s total operating expenses or net loss. The revisions also had no impact on the consolidated balance sheets or the consolidated statements of comprehensive income (loss), stockholders’ equity or cash flows. Management evaluated the materiality of the revisions from a quantitative and qualitative perspective and concluded that the revisions are immaterial to the consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts, and is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019. The Company has historically had little to no credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $1,074, and $847 at September 30, 2019 and December 31, 2018, respectively.  Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Inventories:
Raw material	$325	$26
Work in process	8,467	7,622
Finished goods	7,711	3,702
	$16,503	$11,350

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. As of September 30, 2019 and December 31, 2018, the Company’s equipment, molds, furniture and fixtures totaled $15,409 and $14,895, respectively, which is presented net of accumulated depreciation of $9,163 and $7,570 as of September 30, 2019 and December 31, 2018, respectively.

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

Proprietary Product Sales

The Company sells its proprietary products XYOSTED® and OTREXUP® primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs.

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $575 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2018 and satisfied during the nine months ended September 30, 2019.

License fees and milestones received in exchange for the grant of a license to the Company’s functional intellectual property such as patented technology and know-how in connection with a partnered development arrangement are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is not generally distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events, are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of September 30, 2019, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $9.1 million. The Company expects to recognize revenue on the remaining performance obligations over the next three years.

3.	Leases

As of January 1, 2019, the Company had operating leases for its corporate headquarters in Ewing, New Jersey and its research and development facilities in Plymouth, Minnesota. In connection with the adoption of Topic 842 on January 1, 2019, the Company recognized approximately $1.0 million in right-of-use assets and lease liabilities. During the first quarter of 2019, the Company also entered into a master operating lease arrangement for a fleet of vehicles for use by its sales force.

In May 2019, the Company amended its existing lease of the Company’s corporate headquarters to extend the lease term for an additional two years. The lease extension period commences on November 1, 2019 and expires on October 31, 2021.

On July 1, 2019, the Company entered into a new operating lease for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. The initial lease term is 12.5 years and the Company may renew the lease, at its option, for one additional renewal period of three years. The landlord delivered possession of the premises

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

to the Company on July 1, 2019 and payment of rent will commence on January 1, 2020.  The lease provides for the payment of fixed base rent and additional rent for operating expenses, insurance premiums and taxes. The Company is performing the build-out of the premises at the Company’s cost with an allowance for tenant improvement to be reimbursed by the landlord up to $1.2 million.

Operating lease costs were $520 and $1,025 for the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $337 and $1,053 for the three and nine months ended September 30, 2019. During the nine months ended September 30, 2019, operating lease ROU assets obtained in exchange for operating lease obligations were $5,208. As of September 30, 2019, the weighted average discount rate was approximately 9% and the weighted average remaining lease term was 7.8 years.

The following table summarizes the Company’s operating lease maturities as of September 30, 2019:

2019	$258
2020	663
2021	1,097
2022	631
2023	638
Thereafter	5,583
Total remaining lease payments	8,870
Less: Interest	(3,533)
Total lease liabilities	$5,337

Under the prior leasing standard, future minimum payments under non-cancellable operating leases as of December 31, 2018 were as follows:

2019	$566
2020	233
2021	238
2022	60
2023	—
Thereafter	—
Total future minimum lease payments	$1,097

4.	Long-Term Debt

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

As of September 30, 2019 and December 31, 2018, the carrying value of the Term Loan was $40,269 and $25,126, respectively, which consisted of the principal amounts outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. Future principal payments under the Term Loan, excluding the contractual End of Term Charges, are due in the following periods:

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

On June 26, 2019, the Company delivered written notice to Cowen that it was terminating its Sales Agreement effective July 6, 2019, and accordingly the ATM Facility is no longer available for use. During the nine months ended September 30, 2019, the Company sold 2.3 million shares of common stock under the ATM Facility. The sale of common stock resulted in aggregate gross proceeds of $8.1 million, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million.

6.	Share-Based Compensation

The Company has an Equity Compensation Plan (the “Plan”), which was amended and restated pursuant to stockholder approval on June 13, 2019 in order to increase the number of shares available for issuance under the Plan, extend the term of the Plan and modify certain provisions. The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares authorized for issuance under the Plan is 40.2 million and the maximum number of shares of stock that may be granted to any one employee for qualified performance-based compensation during a calendar year is four million shares. Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest over a three-year period with a minimum vesting period of one year.  As of September 30, 2019, the Plan had approximately 7.5 million shares available for grant. Stock option exercises are satisfied through the issuance of new shares.

The Company’s Board of Directors (the “Board”) has also approved a long-term incentive program (“LTIP”), pursuant to which the Company’s senior executives have been awarded stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) with targeted values based on values granted to similarly situated senior executives in the Company’s peer group. The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in annual installments over three years, and are granted on the same standard terms and conditions as other stock options granted pursuant to the Plan. The RSU awards made to senior executives vest and convert into shares of the Company’s stock in three equal annual installments.  The PSU awards vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals as established by the Board over a performance period, which is typically three years. A portion of the compensation provided to non-employee members of the Board is awarded in the form of stock options and RSUs, which vest in full one year from the date of grant and are otherwise granted on the same standard terms and conditions as other awards granted under the Plan.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

The following is a summary of stock option activity under the Plan as of and for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2018	14,079	$2.19
Granted	2,380	2.93
Exercised	(512)	1.32
Cancelled/Forfeited	(110)	2.16
Outstanding at September 30, 2019	15,837	2.33	6.5	$16,472
Exercisable at September 30, 2019	11,736	$2.15	5.5	$14,368

The weighted average grant date fair value per share for options granted during the nine months ended September 30, 2019 and 2018 was $1.50 and $1.44, respectively, which was estimated using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The weighted average expected life is based on both historical and anticipated employee behavior.

	September 30,
	2019	2018
Risk-free interest rate	1.9%	2.8%
Annualized volatility	55.8%	53.7%
Weighted average expected life, in years	5.5	6.0
Expected dividend yield	0.0%	0.0%

The following is a summary of PSU and RSU award activity under the Plan as of and for the nine months ended September 30, 2019:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,842	$2.41	1,226	$2.44
Granted	593	2.99	789	2.92
Vested/settled	(415)	1.18	(614)	2.19
Forfeited/expired	(178)	1.12	—	—
Outstanding at September 30, 2019	1,842	$3.01	1,401	$2.82

The PSUs granted to senior executives under the LTIP may be earned based upon the Company’s achievement of certain corporate development goals, net revenue goals and total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index over the performance period, which is generally a three-year period. Depending on the outcome of the performance goals, a recipient may ultimately earn a number of shares greater or less than the target number of shares granted, ranging from 0% to 150%. The fair value of the TSR PSUs are expensed over the performance period and determined using a Monte Carlo simulation. The grant date fair value of PSUs that are not tied to market-based performance are expensed over the remaining performance period when it becomes probable that the related goal will be achieved.

The LTIP awards that vested during the nine months ended September 30, 2019 and 2018 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 365 and 211 shares during the nine months ended September 30, 2019 and 2018, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $1,077 and $543 during the nine months ended September 30, 2019 and 2018, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

In connection with Plan awards, the Company recognized share-based compensation expense for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$888	$811	$2,555	$2,158
Restricted stock units	565	338	1,267	861
Performance stock units	192	456	823	636
Total share-based compensation expense	$1,645	$1,605	$4,645	$3,655

7.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proprietary product sales	$11,458	$4,094	$25,213	$11,820
Partnered product sales	13,229	7,503	38,394	21,821
Total product revenue	24,687	11,597	63,607	33,641
Licensing and development revenue	1,211	2,554	4,365	5,624
Royalties	8,408	3,717	18,053	5,468
Total revenue	$34,306	$17,868	$86,025	$44,733

Revenues disaggregated by customer location are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States of America	$33,684	$16,027	$82,411	$39,448
Europe	566	1,830	3,444	5,044
Other	56	11	170	241
	$34,306	$17,868	$86,025	$44,733

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Teva	41%	34%	43%	33%
AMAG	20%	30%	19%	27%
McKesson	<10%	<10%	<10%	11%
AmerisourceBergen	10%	11%	<10%	11%
Ferring	<10%	12%	<10%	13%

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

On May 1, 2019, the Company and Ferring entered into the First Amendment of the Asset Purchase Agreement (the “First Amendment”) to extend the term of the agreement to the third anniversary, to provide for the manufacture and delivery of additional product by Antares to Ferring prior to the Completion Date, and to bifurcate the payment of the final installment of the purchase price such that $2.5 million was paid to the Company upon the First Amendment effective date, with the final remaining payment of $2.5 million to be paid at the Completion Date, which was received in October 2019.

The Company previously recorded the gain on sale of assets as it was determined that, based on the satisfaction of certain conditions and the status of remaining closing requirements, it was probable that a significant reversal of the gain will not occur. The receipt of the $2.5 million in the nine months ended September 30, 2019 was recorded as a reduction in the related contract asset balance and a cash inflow from investing activities in the consolidated statement of cash flows.

9.	Earnings Per Share

Basic earnings or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings per share. The dilutive effect of stock options and other equity-based awards included in the diluted weighted average common shares outstanding used in the computation of diluted earnings per share for the three months ended September 30, 2019 was 5,385. The potentially dilutive stock options and other share-based awards excluded from the calculation of loss per share for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 because their effect was anti-dilutive totaled 19,080 and 17,386 at September 30, 2019 and 2018, respectively.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion is due November 27, 2019. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

•

our expectations regarding whether the FDA will pursue the withdrawal of approval for the Makena® subcutaneous auto injector marketed by our partner AMAG Pharmaceuticals, Inc. (“AMAG”), the ability of AMAG to continue to successfully commercialize the Makena® subcutaneous auto injector, and any future revenue related to the sale of Makena® subcutaneous auto injector;

•

our expectations regarding the ability of our partner, Teva, to continue to successfully commercialize the generically equivalent version of Mylan’s EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

•

our expectations regarding continued product development with Teva of the teriparatide disposable pen injector and exenatide disposable pen injector, and Teva’s ability to obtain FDA approval and AB-rating for each of those products;

•	our plans to develop a rescue pen for an undisclosed drug with our partner Pfizer Inc. (“Pfizer”) and our intention to enter into a separate supply agreement with Pfizer;
•

our expectations about our research and development projects, including but not limited to ATRS-1701 and ectopic pregnancy projects, the timing and results of clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;

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

•	our sales and marketing plans;
•	our expectations about our future revenues, including our ability to achieve the 2019 revised revenue guidance, cash flows and our ability to support our operations;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation;
•	our expectations regarding our financial and operating results for the year ending December 31, 2019; and
•	other statements regarding matters that are not historical facts or statements of current condition.

Forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva and Pfizer;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•	our inability to generate or sustain continued growth in revenue from product sales and royalties;
•	the lack of market acceptance of our and our partners’ products and future revenues from these products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
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

We market and sell XYOSTED® (testosterone enanthate) injection in the U.S., indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. XYOSTED® was approved by the FDA on September 28, 2018, and launched for commercial sale in November 2018. In connection with the launch of XYOSTED®, we hired approximately 50 additional sales representatives and cross-trained our combined sales force to leverage our existing resources and enhance our commercial organization.

We also market and sell our proprietary product OTREXUP® (methotrexate) injection, which is a subcutaneous methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

Through our commercialization partner Teva, we sell Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults. We received FDA approval of our Abbreviated New Drug Application (“ANDA”) for 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors, a generic equivalent to Imitrex® STATdose Pen®.  Sumatriptan Injection USP was the Company’s first ANDA approval of a complex generic and second product approved using the VIBEX® auto injector platform.

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

We are committed to advancing our internal research and development programs and continue to invest in the development of our proprietary product pipeline. Our research and development efforts are focused primarily on leveraging our existing product and technology platforms by broadening their applications for use in other drug device combination products, as well as exploring new pharmaceutical products, technologies and drug delivery methods.

We have historically manufactured and sold reusable, needle-free injection devices, marketed primarily through Ferring Pharmaceuticals, Inc. and JCR Pharmaceuticals CO., Ltd. for use with human growth hormone. In October 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”) to sell the worldwide rights, including certain assets related to the needle-free auto injector device product line for $14.5 million (the “Ferring Transaction”). The purchase price was to be paid in four installments consisting of: a $2.0 million upfront payment, which was received upon entry into the Asset Purchase Agreement and the transfer of certain assets; a second installment of $2.75 million received upon delivery of certain documentation and satisfaction of certain conditions primarily related to product manufacturing; a third installment of $4.75 million received upon satisfaction of certain conditions including further document transfer, the successful completion of a regulatory audit by a notified body, and a pilot manufacturing run under Ferring’s supervision; and a final installment of $5.0 million due upon the completion date.

The Asset Purchase Agreement was amended in May 2019 in order to extend the term of the agreement, provide for the manufacture and delivery of additional product by Antares to Ferring prior to the completion date, and to bifurcate the payment of the final installment of the purchase price such that $2.5 million was paid to the Company upon the effective date of the First Amendment, with the final remaining $2.5 million to be paid at the completion date, which was received in October 2019. With the completion of this transaction, Antares will no longer manufacture and sell any needle-free devices or components.

Results of Operations

During the three and nine months ended September 30, 2019, we continued to generate significant growth in our product sales and total revenue, and to invest in our commercial infrastructure and research and development activities. We reported net income of $1.0 million for the three months ended September 30, 2019 as compared to a net loss of $1.9 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, we incurred net losses of $6.7 million and $12.7 million, respectively. We reported net income per share of $0.01 and net loss per share of $0.04 for the three and nine months ended September 30, 2019, respectively, as compared to net losses per share of $0.01 and $0.08 for the three and nine months ended September 30, 2018, respectively. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The following is an analysis and discussion of our operations for the three and nine months ended September 30, 2019 as compared to the same periods in 2018.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended September 30, 2019 and 2018 was $34.3 million and $17.9 million, respectively, representing an increase in total revenue of 92% on a comparative basis. Total revenue for the nine months ended September 30, 2019 and 2018 was $86.0 million and $44.7 million, respectively, also representing an increase of 92%. The following table provides details about the components of our revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proprietary product sales	$11,458	$4,094	$25,213	$11,820
Partnered product sales	13,229	7,503	38,394	21,821
Total product revenue	24,687	11,597	63,607	33,641
Licensing and development revenue	1,211	2,554	4,365	5,624
Royalties	8,408	3,717	18,053	5,468
Total revenue	$34,306	$17,868	$86,025	$44,733

Product Revenue

Revenue from product sales was $24.7 million and $11.6 million for the three months ended September 30, 2019 and 2018, respectively, an increase of 113% on a period over period basis. For the nine months ended September 30, 2019 and 2018, we generated revenue from product sales of $63.6 million and $33.6 million, respectively, representing an increase of 89%. The increases in product revenue were driven primarily by sales of recently approved products, both proprietary and partnered, as discussed below.

Sales of our proprietary products XYOSTED® and OTREXUP®, which are presented net of estimated product returns and sales allowances, generated revenue of $11.5 million and $25.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $4.1 million and $11.8 million for the three and nine months ended September 30, 2018, respectively. The increase in proprietary product sales for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 were principally attributable to sales of XYOSTED®, which was launched for commercial sale in late 2018.

We manufacture and sell devices, components and fully assembled and packaged product to our partners Teva, AMAG and Ferring. Partnered product sales were $13.2 million and $7.5 million for the three months ended September 30, 2019 and 2018, respectively, and $38.4 million and $21.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in sales of partnered products for the three and nine months ended September 30, 2019 as compared to the same period in 2018 is principally attributable to sales of auto injector devices to Teva for use with their generic Epinephrine Injection USP.

Licensing and development revenue

Licensing and development revenue includes license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue was $1.2 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $4.4 million and $5.6 million for the nine months ended September 30, 2019 and 2018, respectively. The net decreases in licensing and development revenue recognized for the three and nine months ended September 30, 2019 as compared to 2018 was a result of the $2.0 million milestone received from Teva in 2018 in connection with the FDA’s approval of Teva’s Epinephrine Injection USP, offset by increases in development revenue from the ongoing development programs with Pfizer and Teva.

Royalties

Royalty revenue was $8.4 million and $3.7 million for the three months ended September 30, 2019 and 2018, respectively, and $18.1 million versus $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. The significant increases in royalty revenue were primarily attributable to royalties received from Teva on their net sales of Epinephrine Injection USP, which was launched in late 2018, and royalties received from AMAG on their net sales of the Makena® subcutaneous auto injector.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Total revenue	$34,306	$17,868	$86,025	$44,733
Total cost of revenue	13,062	7,289	36,449	21,435
Gross profit	$21,244	$10,579	$49,576	$23,298
Gross profit percentage	62%	59%	58%	52%

Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. Our gross profit was $21.2 million and $10.6 million for the three months ended September 30, 2019 and 2018, respectively, and $49.6 million and $23.3 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in our gross profit and gross profit percentage was primarily attributable to the significant increases in our royalty revenue, which has no associated incremental cost, and increases in our proprietary product sales. Other variations in cost of revenue and gross profit were attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $2.9 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively and $7.7 million and $9.3 million for the nine months ended September 30, 2019 and 2018, respectively.  The decrease in research and development costs on a comparative basis was primarily due to higher spending associated with XYOSTED® prior to its approval in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.4 million and $8.7 million for three months ended September 30, 2019 and 2018, respectively, and $46.4 million and $24.9 million for the nine months ended September 30, 2019 and 2018, respectively.  The significant increases in selling, general and administrative expenses were principally attributable to incremental sales and marketing costs incurred in connection with the recent launch of XYOSTED®, including the increase in compensation and benefits expense associated with approximately 50 additional sales representatives hired in late 2018.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $41.9 million. Our principal liquidity needs are to fund our product manufacturing, research and development activities and other operating expenses. We have not historically generated, and do not currently expect to generate, enough revenue or operating cash flow to support or grow our operations. Our primary sources of liquidity have been proceeds from equity offerings and debt issuance. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

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

There were no sales of common stock made pursuant to the ATM Facility during the three months ended September 30, 2019. For the nine months ended September 30, 2019, we sold 2.3 million shares of common stock under the ATM Facility. The sale of common stock resulted in aggregate gross proceeds of $8.1 million, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million.

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

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash used in operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash used in operating activities was $9.5 million for the nine months ended September 30, 2019 and $10.2 million for the nine months ended September 30, 2018.  The decrease in the net cash used in operating activities was primarily a result of our lower net loss in 2019 as compared to 2018 and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $1.2 million for the nine months ended September 30, 2019 as compared to $11.9 million for the nine months ended September 30, 2018.  The net cash provided by investing activities for the nine months ended September 30, 2019 included the receipt of $2.5 million in connection with the Ferring Transaction offset by capital expenditures of $1.3 million. The net cash inflow for the nine months ended September 30, 2018 included the receipt of $7.5 million in connection with the Ferring Transaction and $5.0 million in proceeds from investment maturities, offset by payments for capital expenditures and patent acquisition costs.

Net Cash Flows from Financing Activities

The net cash flow provided by financing activities was $22.2 million for the nine months ended September 30, 2019, and consisted of $15.0 million in new debt proceeds received in connection with the Amendment of our Term Loan, $7.8 million in net cash proceeds received from sales of our common stock through the ATM Facility, and $0.7 million proceeds from the exercise of stock options offset by $1.1 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash used in financing activities for the nine months ended September 30, 2018 was $0.2 million, which included proceeds received in connection with the exercise of stock options offset by amounts paid to taxing authorities for net-share settled equity awards.

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of September 30, 2019 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$50,844	$3,863	$46,981	$-	$—
Operating Lease Obligations	10,079	1,275	2,427	1,282	5,095
Total	$60,923	$5,138	$49,408	$1,282	$5,095

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

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended September 30, 2019 was not material.

We may also be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $40.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%, which was the rate in effect during the nine months ended September 30, 2019. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower incremental annual interest expense of $400,000.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion is due November 27, 2019. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

ANTARES PHARMA, INC.

November 5, 2019	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2019	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)