Form 10-K
period 2019-12-31
ANTARES PHARMA, INC.
filed 2020-03-03
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019, was $527.9 million (based upon the last reported sale price of $3.29 per share on June 28, 2019, on the NASDAQ Capital Market).

There were 165,560,401 shares of common stock outstanding as of February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2020 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.

FORM 10-K

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•

our expectations regarding the continued successful commercialization of XYOSTED® (testosterone enanthate) injection for testosterone replacement therapy, including the continued success of our marketing and reimbursement strategies, the continued growth in prescriptions and sales, and continued growth in revenues related thereto;

•	our expectations regarding continued sales of OTREXUP® (methotrexate) injection;
•

our expectations regarding continued sales of Sumatriptan Injection USP to our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), and Teva’s ability to successfully distribute and sell Sumatriptan Injection USP;

•

our expectations regarding the ability of our partner, Teva, to continue to successfully commercialize the generic equivalent version of Mylan’s EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

•

our expectations regarding AMAG Pharmaceuticals, Inc. (“AMAG”) ability to continue to successfully commercialize the Makena® subcutaneous auto injector, whether the FDA will pursue the withdrawal of approval for the Makena® subcutaneous auto injector following the recent FDA advisory committee meeting, and continued future sales to AMAG and royalty revenue from the same;

•

our expectations regarding continued product development with Teva of the teriparatide disposable pen injector and exenatide disposable pen injector, and Teva’s ability to obtain FDA approval and AB-rating for each of those products;

•	our expectations about the development of a rescue pen for an undisclosed drug and our intention to enter into a separate supply agreement with Pfizer, Inc. (“Pfizer”) for the same;
•

our expectations about our development activities with Idorsia Pharmaceuticals Ltd (“Idorsia”), including the timing and results of the clinical bridging and Phase 3 clinical trial of the drug device combination product for Selatogrel, a new chemical entity (“NCE”) being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in an adult patients with a history of AMI, and the potential future FDA and global regulatory approval of the same;

•

our expectations about our research and development projects, including but not limited to ATRS-1701 and ATRS-1901, the timing and results of clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;

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

•	our sales and marketing plans;
•	expectation about our future revenues, including the 2020 revenue guidance, our cash flows and our ability to support our operations and achieve or maintain profitability;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation; and
•	other statements regarding matters that are not historical facts or statements of current condition.

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva, Pfizer and Idorsia;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•	our inability to generate or sustain continued growth in product sales and royalties;
•	the lack of market acceptance of our and our partners’ products and future revenues from these products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
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

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our patented drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. Our injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG, Pfizer and Idorsia.

2019 Highlights

Antares Pharma, Inc. achieved several significant operating and financial milestones in 2019:

•

Record Revenue and Financial Results – We generated record revenue of $123.9 million for the year ended December 31, 2019 as compared to $63.6 million for the year ended December 31, 2018, representing growth of 95% on a year over year basis. We posted two consecutive quarters of profitability for the first time in 2019 and ended the year with operating income of $1.0 million. Our net loss and net loss per share was $2.0 million and $0.01, respectively, for the year ended December 31, 2019 as compared to $6.5 million and $0.04, respectively, for the year ended December 31, 2018.

•

Successful Commercialization of XYOSTED® – Our proprietary product XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, was approved by the FDA and launched for commercial sale in late 2018. Prescriptions and sales of XYOSTED® grew steadily in 2019, resulting in annual net revenue from sales of XYOSTED® totaling $20.8 million for the year ended December 31, 2019. We attribute this growth to successful marketing strategies and achieving targeted reimbursement coverage. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration of testosterone replacement therapy.

•

Supported full launch of Generic Epipen® - In collaboration with Teva, we developed a version of our VIBEX® auto injector for use in a combination epinephrine auto injector product that was approved by the FDA in August 2018 and commercially launched in limited quantities in late fourth quarter of 2018.  Teva’s Epinephrine Injection USP is indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients and was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We are the exclusive supplier of the device and Teva is responsible for commercialization and distribution of the finished product, for which we also receive royalties on net sales.

•

Global Development Agreement with Idorsia - We entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. Selatogrel, a new chemical entity (“NCE”), is being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

In addition to these significant achievements in 2019, we continued to market and sell our proprietary product OTREXUP® (methotrexate) injection and achieve growth in prescriptions and sales of OTREXUP®. We further developed our commercial organization and our sales and marketing capabilities, met the supply demands of our partners, devoted significant resources to our research and development programs to further our development pipeline and maintained a disciplined approach to growth and expenditures.

Product Portfolio Overview

The following table provides an overview of our proprietary and partnered commercial products and product opportunities:

Approved Products	Drug	Partner	Indication	Territory
XYOSTED® (testosterone enanthate) injection	Testosterone	None	Testosterone Replacement Therapy (“TRT”)	U.S.
OTREXUP® (methotrexate) injection	Methotrexate	None	Rheumatoid Arthritis; pJIA, Psoriasis	U.S.
Sumatriptan Injection USP (generic equivalent to Imitrex® STATdose Pen®)	Sumatriptan succinate	Teva	Migraines	U.S.
Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Epinephrine	Teva	Anaphylaxis	U.S.
Makena® Subcutaneous Auto Injector	Hydroxy-progesterone caproate	AMAG	Reduced Risk of Pre-term Birth	U.S.

Products in Development	Drug	Partner	Indication	Territory
Disposable Pen Injector	Exenatide	Teva	Diabetes	U.S.
Disposable Pen Injector	Teriparatide	Teva	Osteoporosis	U.S., Europe(1)
QuickShot® Auto Injector	Undisclosed	Pfizer	Undisclosed Rescue Pen	U.S.
QuickShot® Auto Injector	Selatogrel	Idorsia	Acute Myocardial Infarction	Worldwide
Drug/Device Product	ATRS-1901	None	Urologic Oncology
Drug/Device Product	ATRS-1902	None	Endocrinology

(1)	Teva completed a decentralization registration process in 17 countries in Europe.

For a detailed discussion of our proprietary and partnered approved and marketed products, and other products currently in development, see “Our Products” and “Research and Development” sections below.

Our Strategy and Market Opportunity

Our business strategy is to identify development and commercialization opportunities that apply our patented drug delivery injection technology to new or existing approved drug formulations in order to enhance the drug delivery methods and provide commercial and/or functional advantages.  Our strategy is to pursue these opportunities both on our own or with industry leading partners. We believe this strategy offers a distinct value to patients, healthcare providers, pharmaceutical partners and our shareholders. Our focus is primarily on the market for delivery of self-administered injectable drugs, comprised of non-biologic and small molecule drugs. Our patented drug delivery technologies, such as the VIBEX® QuickShot®, enable the delivery of highly viscous drug compounds through fine gauge needles.

Injection is a common drug delivery pathway, and the delivery of pharmaceutical therapies through injection systems often improves the systemic bioavailability of those treatments by overcoming absorption barriers common with oral and, in some cases, transdermal delivery. Improved bioavailability is considered beneficial when evaluating the role of route of administration on pharmaceutical efficacy. We believe that our advanced injection technology platforms provide drug delivery solutions that can result in improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence.

We also believe that many injectable products currently offered in vials and administered through needle and syringe could be replaced with user-friendly auto injectors promoting better compliance and improvement in dose accuracy.  Several manufacturers of injectable products have introduced convenient alternatives to vials, such as prefilled syringes and injector systems, and an increasing proportion of people who self-administer drugs are transitioning to prefilled syringes and other injector systems when offered. Additionally, major pharmaceutical companies market directly to consumers and encourage the use of innovative, user-friendly drug delivery systems, offering patients an ability to self-inject products at home. We believe the patient-friendly attributes of our injection technologies meet these market needs. Many pharmaceutical companies also focus on the development of important chronic care products and emergency rescue therapies that can be administered only by injection.  We believe our advanced injection technologies uniquely address these market needs and are well suited for both the branded and generic marketplace.

We and our partners have historically sought, and are in the process of seeking, FDA approval for certain product candidates primarily using the 505(b)(2) NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) approval pathways, which are further described in the Government Regulation section below. Our technology platforms allow for device customization, which can provide multiple opportunities in both the 505(b)(2) NDA and generic market spaces. There are a number of injectable branded products that have recently lost patent protection in the U.S. that will be or have been subject to the ANDA approval pathway. By way of example, two of the products in development with our partner Teva (disposable pen injector products with teriparatide and exenatide) are being developed as generic versions of the branded products.  Unlike branded products which need to be detailed to a physician by a sales force, a generic product with an AB rating may be substitutable at the pharmacy in lieu of the branded product affording a potentially low cost, high market penetration generic product.

According to a Market Research Engine report, it is estimated that the global injectable drug delivery market will grow to $775 billion by 2024, representing a compounded annual growth rate of 11.5% in the forecast period.  This expected growth is attributable to several factors, including label expansion for approved products, increasing the patient pool for such products, a pipeline of injectable medications at various stages of clinical development, and the increasing incidence of certain diseases that will necessitate the utilization of injectable medications.

See also “Our Products” and “Research and Development” below for additional discussion of market size and opportunities relative to the current therapeutic areas associated with our existing portfolio of products and products in development.

Our Competitive Strengths

We have a proven business model of applying our patented drug delivery injection technology to new and existing therapeutic products. We believe our key competitive strengths are our proprietary injection technologies, and our ability to form significant strategic alliances with industry-leading pharmaceutical partners to develop and commercialize proprietary and partnered products. We believe our management team has unique knowledge of, and experience in the drug/device combination product space, and in identifying new product candidates that could potentially benefit from our device technology platforms, which creates opportunities for us and potential pharmaceutical partners that look to us for our unique capabilities and know-how. Our business model for developing and commercializing proprietary and partnered products has been validated, we believe, by the successive FDA approvals of our NDAs for XYOSTED® and OTREXUP® and our ANDA for Sumatriptan Injection USP, as well as the FDA approval of Teva’s AB-rated generic version of the EpiPen® also utilizing our VIBEX® auto injector.

Intellectual Property, Patents, Trade Secrets and Proprietary Information

We strive to protect and enhance the proprietary technologies that we believe are important to our business and rely on know-how and continuing technological innovation to develop, strengthen, and maintain our competitive position. When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold a portfolio of patents with expirations ranging from 2020 to 2036, and numerous patent applications pending in the U.S. and other countries.  These patents consist primarily of design, formulation and method-of-use patents.

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

Our Technology and Product Platforms

Pressure assisted auto injection is a form of parenteral drug delivery that continues to gain acceptance and demand among the medical and patient community. Encompassing a wide variety of sizes and designs, our technology operates by using pressure to force the drug, in solution or suspension, through the skin and deposits the drug into the subcutaneous or intramuscular tissue. We have designed disposable, pressure assisted auto injector devices to address acute and chronic medical needs, such as rheumatoid arthritis and psoriasis, allergic reactions, migraine headaches, testosterone deficiency and maternal health. Our current platforms include the VIBEX® and the VIBEX® QuickShot® disposable pressure assisted auto injection systems and disposable pen injection systems.

VIBEX® Auto Injectors

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

VIBEX® QuickShot® Auto Injectors

An advancement of our proprietary line of VIBEX® auto injectors is the VIBEX® QuickShot® auto injector system, which offers a dose capacity of 1 mL or greater in a compact design. VIBEX® QuickShot® is designed to enhance performance on the attributes we believe most critical to patient acceptance, which are speed, comfort and discretion. VIBEX® QuickShot® achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The unique design also accommodates fast injection of highly viscous drug products that less-powerful conventional auto injectors are typically unable to deliver.  Many self-injectable drugs that are currently marketed or in clinical development are of higher viscosity and are formulated to be administered in a 1 mL dose volume. Our proprietary product XYOSTED® was developed using the VIBEX® QuickShot® auto injector platform, which is also used in the Makena® subcutaneous auto injector that we developed with our partner AMAG.  We also have a license agreement with Pfizer to develop a rescue pen utilizing our VIBEX® QuickShot® auto injector system with an undisclosed Pfizer drug, and a license and development agreement with Idorsia for a drug device combination product utilizing a  variation of our VIBEX® QuickShot® auto injector device with a new chemical entity Selatogrel, being developed for the treatment of acute myocardial infarction.

Auto-Insert Injection Technology

We have recently developed a new and versatile auto injector system to meet evolving market needs. The Auto-Insert device builds off the capabilities of our VIBEX® platform adding automatic needle insertion, subcutaneous or intra-muscular (“IM”) injections of up to 1 inch and delivered volumes of up to 2 mL. This new device can accommodate 1 mL standard, 1 mL long, and 2.25 mL syringes. The auto-insert technology is intended to improve compliance for drug products requiring deep IM injections.  This new device is easily convertible to different fill volumes and needle lengths and was designed specifically to meet the reliability requirements for emergency use applications while maintaining the simple and intuitive two-step process of administration of the VIBEX® device.

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

Our Products

The following is a discussion of our approved and marketed commercial products, including proprietary and partnered products.  For a discussion of other product candidates currently in development, see the “Research and Development” section below.

XYOSTED® (testosterone enanthate) injection

XYOSTED® (testosterone enanthate) injection is our proprietary product for subcutaneous administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in three dosage strengths, 50 mg, 75 mg and 100 mg.

According to IQVIA National Sales Perspectives® (“NSP”) reporting of nationally projected sales activities, the overall U.S. TRT market was approximately $1.7 billion in 2019 based on wholesale acquisition costs (“WAC”). Total prescriptions in the U.S. TRT market grew by 6.6% in 2019 as compared to 2018, entirely driven by an increase in prescriptions of injectables, which increased by 11.0%. The injectable TRT market grew from $361.7 million in 2018 to $408.4 million in 2019, an increase of 12.9% based on WAC. In September 2019, XYOSTED® became the most prescribed Branded TRT among Urologists, and as of December 2019, XYOSTED® commanded approximately 43% of the Branded TRT market among Urologists. In October 2019, XYOSTED® became the most prescribed Branded TRT among Endocrinologists, and as of December 2019, XYOSTED® commanded approximately 37% share of the Branded TRT market among Endocrinologists.

We believe that XYOSTED® provides several potential benefits over other TRT treatments such as topical gels and other forms of injectable testosterone administered via needle and syringe in healthcare settings.  These benefits include easy and virtually pain-free administration, low risk of transfer as compared to topical gels and the ability to achieve and maintain steady levels of testosterone.

Topical formulations of TRT are frequently prescribed in the U.S. However, not all men are able to adequately absorb the gel formulations or otherwise find them unacceptable for reasons including risks of transferring the gel to spouses or children, dissatisfaction with the application process, or suboptimal clinical results due to variability in exposure and compliance.  Injectable testosterone is an option for men with an inadequate response to transdermal therapies. Oral formulations of testosterone had previously been linked in studies with liver toxicity and fluctuations in testosterone levels, however, the FDA recently approved Jatenzo®, an oral formulation of testosterone undecanoate, which was developed by Clarus Therapeutics (“Clarus”) and launched for commercial sale in February 2020.

Competition in the U.S. testosterone replacement market includes topical solutions such as Abbvie’s Androgel® and Androgel® 1.62%, Perrigo’s generic 1.62% testosterone topical gel, Lilly’s Axiron®, Endo’s Fortesta® and Testim® (and the authorized generic) and Allergan plc (“Allergan’s”) Androderm®. Other forms of TRT include injectables, such as Endo’s Aveed®, Pfizer’s Depo®-Testosterone, and several generic testosterones in oil products sold by Actavis, Sandoz, Mylan, Teva and others, as well as Testopel® pellets by Endo. Clarus recently launched Jatenzo®, an oral formulation of testosterone undecanoate, and Lipocine, Inc. (“Lipocine”) is also developing an oral formulation of testosterone undecanoate, Tlando®. Acerus Pharmaceuticals markets Natesto™, an intra-nasal testosterone.

OTREXUP® (methotrexate) injection

OTREXUP® is our proprietary combination product comprised of a pre-filled methotrexate syringe and our VIBEX® self-injection system designed to enable rheumatoid arthritis and psoriasis patients to self-inject methotrexate reliably, accurately, comfortably and conveniently at home. OTREXUP® (methotrexate) injection is the first FDA-approved subcutaneous methotrexate for once weekly self-administration with an easy-to-use, single dose, disposable auto injector.  We currently market seven dosage strengths of OTREXUP® in the U.S.

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

Methotrexate is considered the first-line disease modifying anti-rheumatic drug (“DMARD”) prescribed to patients with RA according to the Johns Hopkins Arthritis Center.  Methotrexate is usually started at 12.5 mg, to 15 mg given orally, once-a-week, and titrated up for greater therapeutic effect, or until the patient incurs side effects.  The maximum dose given is generally 25 mg per week (10, 2.5 mg tablets given in one dose).  Studies have reported as many as 30% to 60% of patients experience gastrointestinal side effects with oral methotrexate, preventing further dose escalation or requiring discontinuation in some patients.  Also, the extent of oral absorption of methotrexate varies considerably between patients.

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

Medexus Pharma markets and sells Rasuvo®, a subcutaneous injectable methotrexate, which is a direct competitor to OTREXUP®. Cumberland Pharmaceuticals, Inc. has also recently received regulatory approval for two methotrexate product lines in the U.S.  Competition in the methotrexate market also includes tablets and parenteral forms that are currently marketed in the U.S. by several generic manufacturers, including Teva, Pfizer, Inc. (“Pfizer”), Mylan, Inc. (“Mylan”), Hospira and Accord Healthcare.  Other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids, DMARDs and biologic response modifiers.  In addition to methotrexate, the DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®).  The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicaid®), abatacept (Orencia®), and rituximab (Rituxan®). They are often prescribed in combination with DMARDs such as methotrexate.

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

The total U.S. retail anti-migraine market was $4.3 billion in 2019 according to IQVIA’s National Prescription Audit® (“NPA”) report based on TRx Pharmacy Dollars. The majority of patients who use triptans take oral tablets.  Oral drugs accounted for $3.8 billion of the total, and injectable products accounted for approximately $283 million of the total market, measured in terms of TRx Pharmacy Dollars. While oral triptans have benefited many migraine sufferers, they are most consistently effective when taken at a relatively early stage in the migraine attack. Studies have shown that injectable sumatriptan is more effective and rapid-acting in the treatment of migraine headache that has reached the moderate to severe level of intensity.

According to IQVIA’s NPA, about 3% of triptan prescriptions are currently for injectable triptans. Sumatriptan is the only injectable triptan approved for use in the U.S.  Sumatriptan is currently available in an oral formulation, a nasal spray (Imitrex, GSK and generic) and a needleless injector (Sumavel, Astellas/Zogenix). There is extensive competition in the sumatriptan marketplace and several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex STATdose Pen®), Pfizer (Alsuma), ENDO Pharmaceuticals (Sumavel DosePro), Sun Pharma (generic sumatriptan autoinjector) and Upsher-Smith (Zembrace SymTouch). One company, Sandoz, Inc. (“Sandoz”) markets an authorized generic version of GSK’s Imitrex STATdose Pen®. At least three companies, including Teva, and Fresenius Kabi have FDA approval to market injection sumatriptan in prefilled syringes, although we are not aware of any that presently market this product configuration. Additionally, several generics manufacturers offer injectable sumatriptan in vials.

Epinephrine Injection USP

We developed and are the exclusive supplier of the device for Teva’s generic Epinephrine Injection USP products, indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients. Teva’s Epinephrine Injection, utilizing our patented VIBEX® injection technology, was approved by the FDA in August 2018 as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. Teva announced a limited commercial launch of its generic epinephrine product in late fourth quarter of 2018 with full commercial availability in 2019. We supply the device and Teva is responsible for the drug, assembly and packaging, distribution and commercialization of the finished product, for which we also receive royalties on Teva’s net sales.

Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis. Mylan’s EpiPen®, along with its own authorized generic of the product, continues to be the global market leader in the epinephrine auto injector market.  In December 2016, Mylan announced the availability of its lower-priced authorized generic to EpiPen®, intended to address pricing concerns of the branded version. In the U.S., sales of epinephrine injection products were approximately $1.3 billion in 2019 based on WAC, according to the IQVIA NSP report. There are other companies and alternative products competing in the market. For example, in January 2017, CVS announced that a low-cost epinephrine auto injector option, the authorized generic for Adrenaclick® manufactured by Impax Laboratories, is available at all CVS Pharmacy locations. Kaléo announced the availability of AUVI-Q® (Epinephrine Injection, USP) Auto-Injector in the U.S. beginning in February 2017, and Adamis Pharmaceuticals announced FDA approval of SYMJEPI™, an epinephrine pre-filled syringe, which is marketed and distributed in the U.S. by Sandoz Inc.

Makena® (hydroxyprogesterone caproate injection) Subcutaneous Auto Injector

We developed a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement. The Makena® subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The product was approved by the FDA in February 2018. We are the exclusive supplier of the devices and the final assembled and packaged commercial product to AMAG.

Makena® is a progestin that belongs to a class of drugs called progestogens. Progestogens have been studied to reduce preterm birth and have shown varying results depending upon the subjects enrolled. The active ingredient in Makena®, 17α hydroxyprogesterone caproate (often referred to as 17P), is the only FDA-approved treatment for pregnant women who have had a prior spontaneous preterm birth (which is a substantial risk factor for recurrent preterm birth) and has been and used for more than a decade by healthcare providers to treat patients with a history of spontaneous preterm birth. The approval of Makena® was based on the landmark Meis trial, conducted by the National Institute of Child Health and Human Development and the Maternal-Fetal Medicine Units Network and published in the New England Journal of Medicine in 2003. The Society for Maternal Fetal Medicine Publications Committee published clinical guidelines for the use of progestogens to reduce the risk of preterm birth in the American Journal of Obstetrics and Gynecology in May 2012, which were affirmed in 2014. Preterm birth is defined as a birth prior to 37 weeks of pregnancy. According to the March of Dimes, preterm births affected nearly 380,000 babies, or one of every ten infants born in the U.S.

In October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. Among the clinicians on the advisory committee, five of the six who practice obstetrics voted to keep Makena® on the market and generate more data. The advisory committee's recommendation, while not binding, will be considered by the FDA in making its decision. AMAG has stated that it remains committed to working with the FDA to maintain patient access to Makena®. According to preliminary results reported by AMAG, net revenue from sales of Makena® was estimated to be $120 to $123 million for the year ended December 31, 2019 and was $322.3 million in 2018.

Research and Development

We are committed to a strong research and development program, recognizing that the development of new product offerings is important to our future success. Our research and development efforts are focused primarily on leveraging our existing product and technology platforms by broadening their applications for use in other drug/device combination products, as well as exploring new pharmaceutical products, technologies and drug delivery methods.

Our research and development programs consist primarily of clinical, regulatory, formulation development, engineering and device development activities for our current products, next generation versions of current products, product extensions, and new proprietary and partnered products and technologies in development. Our internal research and development team works with external consultants, industry experts, physicians and other medical personnel in an effort to drive a robust product development pipeline. We also have a business development team that actively seeks and evaluates product opportunities and new business alliances. The following is a discussion of our significant research and development activities.

ATRS-1701

We previously disclosed a program to develop a proprietary drug device combination product for the neurology market, identified as ATRS-1701.  We completed design of a new device platform and development of a prototype. Following a careful review of our strategic plan and our pipeline, we re-prioritized our resources to focus our development efforts on potential products that better align with our current commercial infrastructure and have decided to cease further development of this program.  We intend to seek to out-license this program.

ATRS - 1901

In 2019, we initiated development of a proprietary drug device combination product for the urology oncology market, identified as ATRS-1901. We conducted formulation development work and non-clinical studies to help advance this program and are targeting a pre-IND (Investigational New Drug) submission to the FDA by the second half of 2020.

ATRS -1902

In 2019, we identified a program to develop a proprietary drug device combination product for the endocrinology market, identified as ATRS-1902.  We are currently conducting initial formulation work and evaluating the regulatory and clinical strategies and anticipate advancing this program in 2020.

Partnered Development Projects – We, in collaboration with our pharmaceutical partners, are engaged in research and development activities utilizing our auto injectors and disposable pen injectors. The development programs typically consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly. We expect development related to these products to continue, however, the development timelines are generally controlled by our partners and the extent of near-term and future development will be dependent on decisions made by our partners. The following is a summary of the development stages for each of the partnered products in development.

Pen Injector with Teriparatide

We are developing with Teva, under a license, development and supply agreement, a multi-dose disposable pen injector device with teriparatide for the treatment of osteoporosis. Teva is actively working toward a regulatory approval with the FDA for a generic version of Forteo® (teriparatide [rDNA origin] injection) using the ANDA pathway and has indicated it is awaiting a potential FDA approval in late 2020 or early 2021.  Teva and Eli Lilly and Company (“Lilly”) settled their Paragraph IV patent litigation, the terms of which have not been disclosed. Teva also successfully completed a decentralized procedure registration process for teriparatide in 17 countries in Europe.

Teriparatide is used for the treatment of osteoporosis in postmenopausal women and men at increased risk of fracture and for glucocorticoid induced osteoporosis in men and women. According to Lilly’s 2019 annual report on Form 10-K, 2019 global sales of Forteo® was $1.4 billion, of which $645.5 million was recorded in the U.S. and $759.1 million in the rest of the world.

Pen Injector with Exenatide

We are also developing with Teva a multi-dose pen injector device for use with a generic form of BYETTA® (exenatide injection) for the treatment of diabetes.  Teva is working through the U.S. regulatory approval process for its exenatide pen using the ANDA pathway.

Exenatide, marketed as BYETTA®, is used along with diet and exercise to treat type 2 diabetes, a condition in which the body does not use insulin normally and therefore cannot control the amount of sugar in the blood.  Exenatide works by stimulating the pancreas to secrete insulin when blood sugar levels are high. Insulin helps move sugar from the blood into other body tissues where it is used for energy. Exenatide also slows the emptying of the stomach and causes a decrease in appetite. Exenatide is not used to treat type 1 diabetes, a condition in which the body does not produce insulin and therefore cannot control the amount of sugar in the blood.  Exenatide is not used instead of insulin to treat people with diabetes who need insulin.  Total gross U.S. sales of BYETTA® (exenatide) by AstraZeneca in 2019 were approximately $165 million according to IQVIA NSP. BYDUREON®, a long acting form of the medication BYETTA®, had approximately $1.2 billion in gross sales in the U.S. in 2019 based on WAC, according to IQVIA NSP.

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

Rescue Device with Selatogrel

In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. Selatogrel, a new chemical entity, is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product. The product is going to be tested through usability and reliability studies tailored for emergency use to ensure safe and effective use can be demonstrated ahead of the Phase 3 study.

According to publications by Idorsia, two Phase 2 studies in patients with stable coronary artery disease and acute myocardial infarction, respectively, have met their pharmacodynamic objectives of significantly inhibiting platelet aggregation. Subcutaneous administration of selatogrel 8 mg and 16 mg has demonstrated a rapid onset of action, within 15 minutes, with the height of its effect extending over 4-8 hours, depending on the dose. Selatogrel was safe and well tolerated in both studies and there were no treatment-emergent serious bleeds.

Idorsia, in consultation with health authorities, is preparing a large, international, multi-center, Phase 3 study to investigate the efficacy and safety of subcutaneous self-administration of selatogrel for the treatment of a suspected AMI in patients with a history of AMI. Participating patients will be trained on when to inject and instructed on how to self-administer treatment.

Manufacturing

We use third parties to manufacture our products and product candidates.  To the extent that we are the sponsor of a drug/device combination product or product candidate or to the extent that we are responsible for drug and device operations with regard to products or product candidates sponsored by our partners, we must ensure that the product or product candidate is manufactured in accordance with FDA’s current Good Manufacturing Practices (“cGMPs”) for drug products and FDA’s current Quality System Regulations (“QSRs”) for medical devices and equivalent provisions in the EU and elsewhere which are required as part of the overall obligations necessary, in the EU for instance, to obtain a CE-mark. To the extent that we are only supplying the device component to one of our partners, we are responsible for compliance with QSRs. We believe that our third party manufacturers are currently in compliance with cGMPs and QSRs, to the extent applicable. Assembly and packaging of all of our products is performed by third-party service providers under our direction.  All manufacturers and suppliers are monitored and evaluated by our quality department to assess compliance with regulatory requirements and our internal quality standards and benchmarks.  We perform quality review and product release.

We utilize a range of third-party manufacturers to manufacture and supply certain components, drugs, final assembly and finished product.  Below is a summary of our production, manufacturing, assembly and packaging arrangements with third parties:

•

We have contracted with Phillips-Medisize Corporation (“Phillips”), an international outsource provider of design and manufacturing services, to produce clinical and commercial quantities of our VIBEX® QuickShot® auto injector device for XYOSTED®, our VIBEX® QuickShot® device for the Makena® auto injector product with AMAG, our VIBEX® epinephrine auto injector, the undisclosed rescue device under development with Pfizer and the device with Selatogrel under development with Idorsia.

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

•	We have contracted with Pharmascience Inc. to supply commercial quantities of methotrexate pre-filled syringes for OTREXUP®.
•	We utilize Sharp Corporation (“Sharp”), an international contract packaging company, to assemble and package OTREXUP®, XYOSTED®, Sumatriptan Injection USP, and the Makena® auto injector.
•	We have contracted with Fresenius Kabi to supply commercial quantities of pre-filled syringes of testosterone for XYOSTED®.
•	We utilize various pharmaceutical companies to supply the active pharmaceutical ingredient (“API”) for XYOSTED®, OTREXUP® and Sumatriptan Injection USP.
•	Our partner Teva supplies the pre-filled syringes for Sumatriptan Injection USP.

We also have a highly experienced quality group that works with and regularly inspects or meets with our manufacturers and suppliers to review the manufacturing process for our products and to provide input on quality matters.

In addition to the above manufacturing capabilities, on July 1, 2019, we entered into a lease for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. The Company is performing the build-out of the premises and expects to occupy the facilities by the end of 2020 or early 2021.  The new space will support our administrative functions, product development and quality operations and provide additional manufacturing and warehousing capabilities.

Sales & Marketing

We have built a robust internal commercial organization, consisting of specialty sales representatives, management and support staff, to market and sell our proprietary products XYOSTED® and OTREXUP® in the U.S. We have entered into agreements with vendors for certain commercialization services such as third-party logistics, distribution, data analytics and claims processing. We may enter into licensing and or additional distribution arrangements for commercialization of our products outside the U.S.

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

Trade – We have contracted with numerous wholesale distributors, including Cardinal, McKesson Corporation (“McKesson”) and Amerisource Bergen Corporation to distribute our XYOSTED® and OTREXUP® products to the retail pharmacies as well as the Veterans Administration and other governmental agencies.  In addition to shipping our product, these distributors provide inventory and sales reports as well as other services.  In exchange for these services, we pay fees to certain distributors based on a percentage of wholesale acquisition cost. We have also contracted with several specialty pharmacies to support fulfillment of certain prescriptions.

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

Third-party payers often utilize a tiered reimbursement system, which may adversely affect demand for our products by placing them in a more expensive patient co-payment tier. Additionally, third party payers may require step edits or prior authorization. We cannot be certain that our products will successfully be placed on the list of drugs covered by particular health plan formularies or in a more preferential position on their formularies. Third-party payers are currently demanding, and will most likely continue to demand, more aggressive pricing and rebates from Antares for favorable formulary placement. Some states have also created Medicaid preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our products are not included on these preferred drug lists, they may be subject to prior authorization. Physicians may not be inclined to prescribe OTREXUP® or XYOSTED® to their Medicaid patients, and even if they do prescribe it, Medicaid may not authorize payment, thereby diminishing the potential market for our products in this market segment.

We offer co-pay assistance programs to patients for XYOSTED® and OTREXUP® under which patients covered by commercial pharmacy benefit plans receive discounts on their prescriptions. Our XYOSTED® STEADYCare Co-pay Assistance Program provides financial support to most commercially insured patients to assist with out-of-pocket costs of XYOSTED®. In addition, certain commercially insured patients are eligible for our “first fill free” program for XYOSTED to assist the patient during the initial claims adjudication process. We utilize contract service providers to process and pay claims to patients for actual usage.

Similarly, in order to ensure coverage by Medicare Part D and commercial pharmacy benefit plans, we participate in certain rebate programs, which provide discounted prescriptions to qualified insured patients.  Under these rebate programs, we pay a rebate to the third-party administrator of the program. We also provide discounts to authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs, including discounts mandated by the Veterans Health Care Act, discounted prescriptions to DoD’s Tricare retail pharmacy program, and discounts to federal grantees and safety net providers referred to as covered entities pursuant to our pharmaceutical pricing agreement with the Department of Health and Human Services and the 340B drug discount program, which is required as a condition of Medicaid coverage. Government agencies ordering under the FSS and covered entities purchase products from the wholesale distributors at the discounted price, and the wholesale distributors then charge back the difference between the current wholesale acquisition cost and the price the entity paid for the product.

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

Makena® subcutaneous auto injector – Pursuant to our exclusive license, development and supply agreements with AMAG, AMAG is responsible for the commercialization and distribution of the Makena® subcutaneous auto injector. AMAG supplies the pre-filled syringe of the drug to Antares, and Antares manufactures the device and oversees the assembly and packaging of the final product, which is sold to AMAG at cost plus margin. Antares receives high single digit to low double-digit royalties on net sales of the Makena® subcutaneous auto injector as well as sales-based milestones. AMAG primarily sells Makena® to specialty pharmacies, specialty distributors, home infusion companies and pharmacies which, in turn, sell Makena® to healthcare providers, hospitals, government agencies and integrated delivery systems.

Sumatriptan Injection USP – Under a license, supply and distribution agreement with Teva for the auto injector product containing sumatriptan, we manufacture the device and perform final assembly and packaging of the product. Teva manufactures and supplies the drug and distributes the finished combination product in the U.S.  Teva also has an option for distribution rights in other territories.  Under the agreement, we received an upfront payment and a milestone payment upon commercial launch and are compensated at cost for shipments of product to Teva.  In addition, net profits from sales of the product, after deduction of product sales allowances such as discounts, rebates and chargebacks, are split 50/50 between us and Teva.  The term of the agreement is seven years from commercial launch, with automatic one-year renewals unless terminated by either party after the initial term.

Information about Revenues and Customer Concentrations

The Company derives 10% or more of its total revenue from the sale of its proprietary products XYOSTED® and OTREXUP® and from product sales of partnered products to our partners Teva and AMAG. Any disruption in sales or supply of these products could have a material adverse effect on our business. For more detail, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. Significant customers, from which the Company derived 10% or more of its total revenue in each or any of the years in the three-year period ended December 31, 2019 include: Teva, AMAG, McKesson, AmerisourceBergen and Ferring.  For more detail, please refer to Note 11 – Significant Customers and Concentrations of Risk in the Notes to Consolidated Financial Statements in Part II, Item 8.

Collaborative Arrangements and License Agreements

We have entered into significant partnering arrangements and licensing agreements with Teva, AMAG, Pfizer, Idorsia and other pharmaceutical partners. The following is a summary of those agreements.

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

In March 2018, we entered into a manufacturing agreement with AMAG for the exclusive supply of the devices and fully assembled and packaged final finished product of the Makena® subcutaneous auto injector. The term of the agreement is concurrent with the term of the development and license agreement and will continue until such time AMAG halts commercialization of the product. We receive a contracted price per unit on product manufactured for AMAG.

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

Idorsia Agreement

In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. Selatogrel, a new chemical entity, is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

Other Agreements

We have a licensing agreement with Allergan, plc, under which we receive royalties on sales of their oxybutynin gel product Gelnique® 10%. The term of the agreement ends on the later of April 2024 or the expiration date of the last to expire patent. We also have a licensing agreement with Mylan, under which we receive royalties on sales of Elestrin®.

Seasonality of Business

Certain parts of our business may be affected by seasonality. Our revenues may be influenced by many factors, including regulatory and reimbursement approvals, timing of product launches, acquisitions or divestitures, holiday schedules, and other macro-economic conditions. While our revenues do not reflect any significant degree of seasonality, customer purchases have historically been lower in the first quarter of the year due to the resetting of high-deductible health insurance plans. Seasonality may affect a quarterly comparison within any fiscal year; however, we believe this impact is generally not material to our annual consolidated results.

Competition

The pharmaceutical, medical device and biotechnology industries are intensely competitive and subject to rapid and significant technological change. We have a wide range of competitors depending upon the branded or generic marketplace, the therapeutic product category, and the product type, including dosage strengths and route of administration. Our competitors include established biotechnology development companies, specialty pharmaceutical companies, major brand name and generic manufacturers of pharmaceuticals such as Teva, Mylan, Lilly and Endo, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment.  Our competitors also include third party contract medical device design and development companies such as Scandinavian Health Ltd., Ypsomed AG, West Pharmaceutical and Owen Mumford Ltd. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. Smaller or early stage emerging companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Newly introduced generic products with limited or no other generic competition typically command higher prices initially. At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug. As a result, the maintenance of profitable operations in generic pharmaceuticals depends, in part, on our ability to select, develop and launch new generic products in a timely and cost-efficient manner and to maintain efficient, high quality manufacturing capabilities.

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

Potential for 30-month stay if ANDA or 505(b)(2) applicant citing our or our partners’ product as a reference listed drug includes a paragraph IV certification. Also potential for three or five year exclusivity, like 505(b)(1) NDAs.

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

In the case of 505(b)(2) NDAs, the above studies may be abbreviated. In addition to the above traditional kinds of data required for the approval of a NDA, the 21st Century Cures Act, provides for FDA acceptance of new kinds of data such as patient experience data, real world evidence, and, for appropriate indications sought through supplemental marketing applications, data summaries.

In some cases, FDA programs may be available to expedite or simplify the process for drug development and FDA marketing application review.  For instance, drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis. All promotional materials for products approved under accelerated regulations are subject to prior review by the FDA.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review and will be accepted for filing. The FDA may request additional information rather than accept a NDA for filing. Once the submission is accepted for filing, the FDA’s goal is to review 90% of all applications for non-New Molecular Entities (“NMEs”), within ten months from the submission date. For NMEs, FDA has the goal of completing its review of 90% of applications within ten months of the 60-day filing date.  The FDA, however, may give a priority review designation to drugs that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious conditions. A priority review means that the goal for the FDA is to review an application within six months of the submission date for non-NMEs and within six months of the 60-day filing date for NMEs. These timeframes, however, are only goals, which FDA may not meet.  Moreover, the review process may also be extended if the FDA requests or the NDA sponsor otherwise provides substantial additional information or clarification regarding the submission.

The FDA may also refer drugs to advisory committees when it is determined that an advisory committee’s expertise would be beneficial to the regulatory decision-making process, including the evaluation of new technology. For product candidates for which no active ingredient (including any ester or salt of an active ingredient) has previously been approved by FDA, the FDA must either refer the product candidate to an advisory committee or provide in a letter a summary of the reasons why FDA did not refer the product candidate to an advisory committee.  An advisory committee is a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Following its completion of the review of a ANDA, the FDA will either issue an approval letter or a CRL.  If a CRL is issued, the applicant may either respond to FDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. FDA’s CRL review goals range from three to ten months, depending on whether a preapproval inspection is required, the response is a major or minor amendment, the application is a standard or priority review application, and whether the applicant submitted a timely, complete and accurate pre-submission facility correspondence to FDA.    Even with the applicant’s submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Generally Applicable Requirements

Clinical trials for all product candidates must be conducted in accordance with GCPs, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial as well as review and approval of the study by an IRB.  Before approving an application, the FDA may inspect one or more clinical trial sites to assure compliance with GCPs.

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

For both NDAs and ANDAs, the FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) to ensure that the benefits of the drug outweigh the risks of the drug. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug.

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

If the NDA holder or patent owners of the listed drug asserts an infringement of the patent in court within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from making the approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months from the receipt of the paragraph IV certification, the expiration of the patent, the settlement of the lawsuit,  a decision in the infringement case that is favorable to the applicant, or such shorter or longer period as may be ordered by a court. The ANDA or 505(b)(2) application approval also will not be made effective until any applicable non-patent exclusivity listed in the Orange Book has expired as described in further detail below.

Recently, Congress, the Administration, and administrative agencies have taken certain measures to increase drug competition and thus, decrease drug prices. By example, in 2019 FDA introduced a proposed rule and draft guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and similar drug products. This bill also included provisions on shared and individual REMS for generic drug products. New legislative and regulatory efforts could ultimately have an adverse impact on our business and results of operation.

Non-Patent Exclusivity

The holder of an NDA may be entitled to a period of non-patent exclusivity, during which the FDA cannot make the approval of an ANDA or 505(b)(2) application that relies on the listed drug effective. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An "active moiety" is defined as the molecule or ion responsible for the drug substance's physiological or pharmacological action. During the five year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.

The holder of a NDA, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product or a new dosage form or route of administration, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted or sponsored by the applicant. Should this occur, the FDA would be precluded from making the approval of any ANDA or 505(b)(2) application effective for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

As a general matter, because the three-year exclusivity is related to the product’s changed condition only, it does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic or modified versions of the original, unmodified drug product.  Instead, three-year exclusivity prohibits the FDA making the approval of subsequent ANDAs and 505(b)(2) NDAs that seek approval for that same changed condition and that reference the drug product with the three year exclusivity effective. Five year and three-year exclusivity will also not delay the submission or approval of a full NDA.

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

If approved, drug products may also be eligible for periods of U.S. patent term restoration if the approval is the first permitted commercial marketing for the product.  If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years.  The total patent life of the product with the extension also cannot exceed fourteen years from the product’ approval date.  Subject to the prior limitations, the period of the extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval.  This period may be reduced by any time that the applicant did not act with due diligence.  Whether any of our product candidates will be eligible for patent term restoration is currently unknown.  Later, the applicable regulatory authorities may determine that we are not eligible for such restoration periods.

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

Combination Drug/Device Regulation

Our products, our products marketed by our partners, as well as our products being developed by our partners are most often categorized as “drug-device combination products” because they contain both a drug and a device to administer the drug. To date, our and our partners’ combination products have been regulated as drug, and are therefore subject to the NDA, ANDA, sNDA, sANDA and 505(b)(2) drug approval process and regulations. Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established an Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  The device specific information is filed with FDA as part of the drug approval submission or it may be filed separately in the form of a device master file, also known as the master access file (“MAF”).  MAF is not an FDA approval submission but is a filing that can be used to provide supporting data for our partners’ drug approval submissions.  A MAF will be reviewed by the FDA only when referenced in an approval submission.  By filing a MAF, we are able to provide information directly to the FDA, which can then be referenced by our partners in their drug approval submissions, without having to share our proprietary information directly with our partners.

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

To the extent that our injectors are packaged with the drug, as part of a drug delivery system, the entire package will be subject to the requirements for drug/device combination products. These include drug manufacturing requirements, drug adverse reaction and other reporting requirements, and all of the restrictions that apply to drug labeling and advertising. Additionally, such products will also be subject to certain device requirements, including QSRs and certain reporting requirements, such as medical device reports.  Sponsors of clinical studies using investigational devices are also required to comply with FDA’s investigational device exemption regulations.  These requirements necessitate additional expenditures of time and resources, which could have a substantial adverse impact on our ability to commercialize our products and our operations.

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

Manufacturing and Quality Regulations

The FDA established regulations to require that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform to cGMPs and QSRs. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of manufacturing operations and require the conduct of investigations and FDA reporting under certain circumstances. The cGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device design, quality, and manufacturing, including, for example, pre-production design requirements and validation; production and process controls; complaint handling and investigations; corrective and preventative actions; and distribution, installation, and servicing. Compliance with the regulations requires a continuous commitment of time, money and effort in all operational areas.

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

Controlled Substances Regulation

Certain of our drug products are considered “controlled substances” as defined in the Controlled Substances Act (“CSA”) and implementing regulations, which, depending on the controlled substance schedule, establish certain registration, security, monitoring, reporting, storage, distribution, importation, inventory, quota, record keeping, and other requirements administered by the Drug Enforcement Agency (“DEA”). The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. These requirements are directly applicable to us and also applicable to our contract manufacturers and to distributors, prescribers and dispensers of our products.

The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. The active ingredient in our product XYOSTED®, testosterone, is listed by the DEA as a Schedule III substance under the CSA. Consequently, XYOSTED® is subject to certain regulations under the CSA. For example, certain prescription requirements must be met for the dispensing of Schedule III controlled substances both on the federal and state level.

Annual registration is required for any facility that manufactures, distributes, imports or exports any controlled substance. Dispensers must renew their registrations every three years. The registration is specific to the particular location, activity and controlled substance schedule. The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Security requirements vary by controlled substance schedule.  Certain reports must also be made for controlled substances, such as reports for thefts or significant losses of any controlled substance.  Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

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

In the European Union (“EU”), marketing authorizations for medicinal products can be obtained through several different procedures, principally the centralized procedure, the decentralized procedure and the mutual recognition procedure. The centralized procedure allows a company to submit a single application to the European Medicines Agency (“EMA”), which may provide a positive opinion regarding the application to the effect that it meets certain safety, quality and efficacy requirements. A centralized marketing authorization will be granted based on a positive opinion of the EMA as approved by the European Commission. It is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biologic products, and optional for certain other high technology products. The decentralized procedure allows companies to file identical applications for authorization to several EU member states simultaneously for medicinal products that have not yet been authorized in any EU member state. The competent authority of one EU member state, selected by the applicant (the Reference Member State), assesses the application for marketing authorization. The competent authorities of the other EU member states for which marketing authorizations are sought (concerned member states) are subsequently required to grant marketing authorization for their territories on the basis of this assessment except where grounds of potential serious risk to public health require an authorization to be refused. This procedure allows companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized by the competent authorities in other EU member states.

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

Our Minneapolis Quality Management System has ISO 13485: 2003 certification, the medical device industry standard for our quality systems. This certification shows that our device development and manufacturing comply with standards for quality assurance, design capability and manufacturing process control. Such certification, along with compliance with the European Medical Device Directive 93/42/EC (to be replaced on May 27, 2020 by the EU Medical Devices Regulation 2017/745), enables us to affix the CE Mark (a certification indicating that a product has met EU consumer safety, health or environmental requirements) to current products and supply the device with a Declaration of Conformity. Regular surveillance audits by our notified body, British Standards Institute, are required to demonstrate continued compliance.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes of conduct.  Failure to comply with state laws could result in regulatory enforcement actions.

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

Federal price reporting laws require manufacturers to calculate and report complex pricing metrics used to determine prescription rebates paid under the Medicaid Drug Rebate Program and amounts reimbursed to pharmacies and other providers by the Medicaid and Medicare programs.  Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information.  Failure to report accurate pricing information may result in criminal, civil, or administrative sanctions or enforcement actions.   In addition, individual states such as California have reporting requirements intended to provide drug price transparency and deter price increases.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Healthcare Reform Act, expanded healthcare coverage within the U.S., primarily through establishment of state insurance exchanges and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, payment of an annual fee by manufacturers of branded drugs and biological products based on their share of the federal market, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, or 340B program, fraud and abuse and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. The Affordable Care Act has since been amended to repeal the individual health insurance mandate, change price reporting rules for authorized generics, and increase manufacturers’ share of Medicare Part D prescription costs in the donut hole, and other provisions of the law may be repealed and replaced by Congress, which may greatly affect these government and third-party programs and their effect on our business.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. One such statute is the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations. HIPAA established uniform standards for certain "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which expanded certain of HIPAA's privacy and security standards. Among other things, HITECH makes HIPAA's security standards and certain privacy standards directly applicable to business associates. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.  In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations. In particular, in the EU the data privacy regime (the General Data Protection Regulation which came into effect on May 25, 2018) is regarded as stricter than the US data protection laws. EU laws restrict the export of personal data outside the EU, for instance to the US, unless certain safeguards are in place.

Third-Party Payer Coverage and Reimbursement

The commercial success of the approved products in our portfolio depends, in part, upon the availability of coverage and adequate reimbursement from third-party payers at the federal, state and private levels. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Sales of our product portfolio will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our product portfolio will be paid by health maintenance, managed care, pharmacy benefit, and/or similar healthcare management organizations, or are reimbursed by government health administration authorities, such as Medicare and Medicaid, private health coverage insurers and other third-party payers. The market for our product portfolio will depend significantly on access to third-party payers' formularies or lists of treatments for which third-party payers provide coverage and reimbursement.

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

Healthcare Reform

In the U.S. and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that will likely affect our future operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs, improve access, and improve quality. The Affordable Care Act (“ACA”), passed in 2010, provided more Americans with health care coverage while attempting to curb the growth in healthcare spending in the U.S. The legislation included reforms to patient rights and protections, rules for insurance companies, taxes, tax breaks, funding, spending, and amended other laws including the Food, Drug and Cosmetics Act. Since enactment of the ACA, some of its provisions have been repealed or amended, and other provisions may be repealed and replaced by Congress. Some of the main provisions of the ACA that affected the pharmaceutical and biotechnology industry include, among others, the following:

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, California recently enacted a transparency law requiring manufacturers to report drug price increases and related information.  In 2016, CMS issued a final rule regarding the Medicaid drug rebate program, which among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. However, certain aspects of the proposed rule have yet to be finalized. Similarly, 340B program regulations on civil monetary penalties for statutory violations, which had been finalized in early 2017, went into effect in 2018. In October 2018, CMS issued an advance notice of proposed rulemaking paving the way for a proposed rule in 2019 that would significantly reduce the price of drugs paid by Medicare Part B by basing reimbursement on the average prices among other industrialized countries.  Congress also amended the Medicaid statute to alter price reporting of branded products sold as authorized generics, effective 4th quarter 2019, which effectively increases the rebates paid on the brand.    These and any additional healthcare reform measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

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

Segment and Geographic Information

We have a single reportable operating segment, which encompasses all of our self-administered parenteral pharmaceutical products and technologies. See Note 2 to the Consolidated Financial Statements in Part II, Item 8 about segment financial information.

Employees

As of February 28, 2020, we had 178 full-time employees. We believe that our success is largely dependent upon our ability to attract and retain qualified employees. Although we believe that the size of our current workforce is appropriate to achieve our objectives, we may hire additional employees with specialized expertise as we continue to grow our business. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

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

Risks Related to Our Operations

We have incurred significant losses to date, and there is no guarantee that we will ever achieve or sustain profitability.

We incurred net losses of $2.0 million, $6.5 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, we had an accumulated deficit at December 31, 2019 of $278.8 million. The costs for research and development of our products, product candidates and drug delivery technologies, along with marketing and selling expenses and general and administrative expenses, have been the principal causes of our losses. Although we have reported net earnings and earnings per share in recent quarters, there is no guarantee we will continue to post quarterly profitable results of operations or achieve profitability on an annual basis. We may not ever achieve sustained profitability, and as a result your investment could be harmed.

We may need additional capital in the future in order to continue our operations.

At December 31, 2019, we had cash, cash equivalents and short-term investments of $45.7 million.  We believe the combination of our current cash and projected product sales, product development fees, license revenues, milestone payments and royalties should provide us with sufficient funds to meet our obligations and support operations through at least the first quarter of 2021.  However, we have not historically generated, and do not currently generate, enough revenue or operating cash flow to support our operations. We have historically funded our operations primarily by raising capital through equity and debt financing arrangements and may need to do so in the future. We reported net losses of $2.0 million, $6.5 million and $16.7 million, and negative cash flows from operations for each of the years ended December 31, 2019, 2018 and 2017, respectively. To the extent additional financing is needed, the failure to raise necessary cash may require the Company to defer or delay spending for research and development or cause us to curtail other controllable costs and discretionary spending.

We have funded our operations with proceeds from borrowings under a long-term debt financing arrangement.  On June 6, 2017 we entered into a loan and security agreement with Hercules Capital, Inc. for a term loan of up to $35.0 million, under which we initially borrowed $25.0 million. On June 26, 2019, we entered into an amendment of the loan agreement, which increased the aggregate principle amount available under the term loan from $35.0 million to $50.0 million. Upon signing of the amendment, an additional $15.0 million was funded to us, resulting in total principle balance outstanding under the loan of $40.0 million. Payments under the loan are interest only until the first principal payment is due on August 1, 2021. The loan is secured by substantially all of the Company’s assets, excluding intellectual property, and matures on July 1, 2022, which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

We have also funded operations with proceeds from sales of our common stock through an “at the market” offering (the “ATM”). During 2018 and 2019, we sold a total of 4.4 million shares under the ATM, representing gross proceeds of approximately $15.6 million to us. The ATM facility was terminated effective July 6, 2019.

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

Long-term capital requirements will depend on numerous factors, including, but not limited to, the status of collaborative arrangements, the progress of research and development programs and the receipt of revenues from sales of products. Our ability to achieve and/or sustain profitable operations depends on a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	our ability to successfully commercialize, market and sell XYOSTED® and OTREXUP®;
•	the success of our partner, Teva, in commercializing and selling Teva’s generic epinephrine injection, and our product Sumatriptan Injection USP;

•	the success of our partner, AMAG, in maintaining approval for and commercializing and selling their Makena® auto injector;
•	our ability to successfully develop and receive marketing approval for any product candidates;
•

our and our partners’ ability to successfully develop and obtain regulatory approval, and where applicable to obtain an AB-rating, of partnered products including multi dose pens for use with exenatide and teriparatide, a rescue pen, a drug-device combination product containing selatogrel and others;

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

We have entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., for a term loan of up to $50.0 million, under which we have borrowed a total of $40.0 million.  Proceeds from the loan have been and will be used for working capital and general corporate purposes. The term loan accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50% and requires the payment of an additional end of term charge equal to 4.25% on the first $25.0 million and 3.95% on all other advances under the loan. The Hercules Loan Agreement requires payments of interest only until the first principal payment is due on August 1, 2021. The loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022, unless extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone

The Hercules Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and limitations on dividends, indebtedness, liens, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. Our business may be adversely affected by the restrictions on our ability to operate our business. The Hercules Loan Agreement also contains other customary provisions, non-disclosure obligations, as well as indemnification rights for the benefit of the lenders. Upon the occurrence of an event of default and following any applicable cure periods, if any, a default interest rate of an additional 4.00% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Hercules Loan Agreement.

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

We have limited sales and marketing experience and limited experience working with payers on coverage issues, and we can provide no assurances of continued success in commercialization of our products.

The launch and successful commercialization of a new product requires substantial dedication of financial and other resources and include steps related to manufacturing, logistics, sales and marketing, and establishing insurance coverage and reimbursement.  We launched OTREXUP® in February 2014, and XYOSTED® in November 2018. Although we have hired and expect to continue to hire highly qualified personnel with specialized expertise, as a company, we have limited experience commercializing pharmaceutical products on our own. In order to commercialize our products, we have built and expect to continue to build our sales, marketing, distribution, managed care and trade, managerial and other non-technical capabilities and have made and expect to continue to make arrangements with third parties to perform these services when needed.

If we are unable to successfully implement our sales and marketing plans and obtain adequate third party coverage and drive adoption by patients and physicians of our products through our sales, marketing and commercialization efforts, then we may not be able to generate sustainable revenue growth from product sales which will have a material adverse effect on our business and future product opportunities.

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

Moreover, we and our partners may experience a delay in receiving coverage and reimbursement for any new products or may not receive adequate levels of coverage or reimbursement at all. By way of example, while we have obtained significant payer coverage for our testosterone replacement treatment product, XYOSTED®, there is no assurance we will maintain coverage with payers or at the same coverage level with existing payers in future periods. The process for obtaining payer coverage is time consuming and uncertain. If the time to obtain coverage is lengthy, or if we are unable to obtain or maintain adequate coverage or if the rebates we negotiate are higher than anticipated, it may negatively impact our revenue from product sales.

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

Any post-approval requirements, including phase IV studies and Risk Evaluation and Mitigation Strategies, or REMS, may also require the dedication of substantial time and resources.  By example, as a post-marketing requirement for XYOSTED®, the FDA has asked us to conduct a label comprehension study that assesses patients’ understanding of key risk messages in the Medication Guide for XYOSTED® and a study of testosterone replacement therapy in pediatric males ages 14 years and older for conditions associated with a deficiency or absence of endogenous testosterone. The label comprehension study findings may result in revisions to the Medication Guide to optimize patients’ understanding of important risks of XYOSTED® and potentially other label restrictions or changes.  Additionally, the outcome of any post-approval studies, including the pediatric study, is uncertain and may not result in an expanded label indication or could result in additional labeling requirements or other post-approval restrictions or regulatory actions. The label comprehension study was completed and submitted to the FDA in December 2019. The pediatric study must be completed by the end of 2026, and the conduct of this study will require dedication of funds and resources.

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

By way of example, in October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. The PROLONG trial was conducted as a post-market study requirement under the 2011 Makena® accelerated approval.  Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial.  The advisory committee's recommendation, while not binding, will be considered by the FDA in making its decision. We do not yet know what FDA’s decision will be, however, if FDA decides to withdraw Makena from the market, our business may be materially harmed.  Moreover, even if FDA determines that Makena® may remain on the market, Makena® sales may decrease or AMAG may decrease the resources that it dedicates to the manufacture, supply, commercialization, and distribution of Makena®.  Finally, if FDA requires that AMAG conduct a new confirmatory study, AMAG may not be able to successfully conduct such study, which could ultimately result in FDA withdrawal of the Makena® approval.

If we or our partners are unable to achieve and maintain adequate levels of coverage and reimbursement for our or our partners’ products or any of our or our partners’ future products for which we or our partners receive regulatory approval, their commercial success may be severely hindered.

Successful sales of our products, such as XYOSTED® and OTREXUP®, depend on the availability of adequate coverage and reimbursement from third-party payers. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payers' drug formularies or lists of medications for which third-party payers provide coverage and reimbursement. Health plans often use tiered formularies that prefer one branded product in a therapeutic class over another through different patient co-payment amounts and disadvantaging some products through techniques such as step therapy and prior authorization. Many states use formularies and preferred drug lists to obtain supplemental Medicaid rebates in excess of those required for Medicaid coverage.  The industry competition to be included in such formularies and not disadvantaged often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Additionally, certain third-party payers restrict or block access to patients for new products until a clinical review has occurred or clinical evidence is provided to support the benefits for covered patients. These restrictions may be imposed for months or longer and some third-party payers may refuse to add new products to their formularies or otherwise restrict patient access. To ensure sales, manufacturers often must provide multiple discounts on the same drug in the chain of distribution to the health care provider and the payer.  Further, manufacturers are required to assume responsibility for Medicare Part D prescription costs for innovator drugs and biologics and authorized generics while the beneficiary is in the coverage gap.  Increasingly, payers are looking for metrics and performance-based pricing to justify increased cost of therapeutic advancements.  Even if coverage is obtained, the net realization from price concessions may negatively impact our profitability.  Government health programs also impose inflation penalties which may have adverse consequences if we increase prices in the future.

Our partnered products encounter similar issues in obtaining reimbursement from third-party payers. While we are unable to control the reimbursement rate or discounts contracted with third-party payers by our partners, these rates ultimately affect our profit sharing on Sumatriptan Injection USP and royalties on products such as Teva’s epinephrine auto injector and the Makena® Subcutaneous Auto-Injector.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and in international markets. Third-party coverage and reimbursement for XYOSTED®, OTREXUP® or any of our other products or product candidates for which we may receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

The sale of XYOSTED® and OTREXUP® requires significant resources, and if we do not achieve the sales expected, we may lose the substantial investment we have made in these products.

We have and expect to continue to devote substantial resources to establish and maintain a sales and marketing capability for XYOSTED® and OTREXUP®. If we are unsuccessful in our commercialization efforts and do not achieve the sales levels that we expect, we may be unable to recover the large investment we have made in research, development, manufacturing, inventory and marketing efforts, and our business and financial condition could be materially adversely affected.

We rely on third parties to perform many necessary services for XYOSTED® and OTREXUP®, including services related to the distribution, invoicing, rebates and contract administration, storage and transportation of our products.

We have retained third-party service providers to perform a variety of functions related to the sale and distribution of our products, key aspects of which are out of our direct control. For example, we rely on Cardinal to provide key services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management, sample administration and call center management, and, as a result, most of our finished goods inventory is stored at a single warehouse maintained by the service provider. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. We also rely on third parties to administer our drug price reporting and rebate payments and contracting obligations under federal programs. Despite our reliance on third parties, we are responsible for compliance with the applicable legal and program requirements.  By example, in certain states, we are required to hold licenses to distribute our products in the state and must comply with the associated state laws.  Moreover, if these third-party service providers fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us or encounter physical damage or natural disaster at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we utilize third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If our employees or any third-party service providers fail to comply with applicable laws and regulations, we and/or they may face regulatory or False Claims Act enforcement actions. Moreover, if the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we and/or they could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

We do not currently possess the facilities to manufacture commercial quantities of our or our partners’ drug/device combination products or components, including XYOSTED®, OTREXUP®, VIBEX® Sumatriptan Injection USP, epinephrine auto-injector devices, Makena® auto injectors or any other of our or our partners’ products or product candidates.   We also do not possess the facilities to manufacture clinical supplies of any product candidates or components.  We must contract with third parties and/or our partners to produce products, components, and product candidates and to assemble and package products and components according to specifications and government regulations. The future development and delivery of our and our partners’ products and product candidates depends on the capability, timely, profitable and competitive performance of these third parties and/or our partners.  There is also no assurance that such third parties and/or our partners will be willing to manufacture, assemble or sell the drug/device products or components. A limited number of manufacturers exist that are capable of manufacturing our and our partners’ products, components, and product candidates. We and our partners may fail to contract with the necessary third parties or we and our partners may contract with third parties on terms that may not be favorable to us.

Our and our partners’ contract manufacturers must comply with all applicable manufacturing requirements, including cGMPs for drug products and QSRs for medical devices.  Before approving any marketing application, FDA will inspect the product manufacturing facilities. We and/or our partners must obtain FDA approval for a product’s or product candidate’s manufacturing process and facilities to receive product marketing approval, which we and/or our partners may never obtain or may not be able to maintain. Moreover, following product approval, FDA regularly also inspects drug and device manufacturers to ensure continued compliance with FDA’s requirements and requires reporting certain manufacturing and quality issues.  If we or our partners are not able to obtain or maintain this approval and regulatory compliance, we and/or they would not be able to receive product approval, and commercialize and/or sell the applicable products.  Moreover, should any manufacturer fail to comply with the applicable regulatory requirements, we, our partners, and/or the manufacturer may face regulatory consequences, including enforcement actions and/or product recalls.  Additionally, use of third-party contract manufacturers exposes us to risks in the manufacturer's business such as their potential inability to perform from a technical, operational or financial standpoint. Failure by a contract manufacturer to supply product, could have a material adverse effect on our ability to generate revenue and profit.

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

We rely on multiple commercial supply arrangements with third-party manufacturers for, including, without limitation:

•	the production and supply of the methotrexate, sumatriptan and testosterone drug substance in pre-filled syringes;
•	the manufacture of prefilled syringes;
•	the manufacture of device components;
•	the manufacture and partial assembly of VIBEX® and Quickshot auto injectors; and
•	the final assembly and packaging of our products and product candidates and our partners’ products and product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including:

•	reliance on the third party for regulatory compliance, quality assurance and adequate training and management of manufacturing staff;
•	the possible breach of the manufacturing agreement or purchase orders by the third party because of factors beyond our control;
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

In addition, we may consider entering into additional manufacturing arrangements with manufacturers or may need to change manufacturers. In each case, we will incur significant costs in obtaining the regulatory approvals, conducting any necessary studies, and taking the other steps necessary to begin commercial or clinical supply production by these manufacturers.

We depend on Teva to manufacture the drug and finished packaged product and to distribute and commercialize the epinephrine auto-injector in the U.S.

We have entered into a license, development and supply agreement with Teva, pursuant to which we developed and are the exclusive supplier of the device for an epinephrine auto injector product marketed by Teva in the U.S.

There is no guarantee that our partnership with Teva will be successful.  Teva controls the manufacture and supply of the drug, epinephrine, and the final assembly of the devices and packaging of the finished product, and has complete control over the commercialization and sale of the epinephrine auto injector product. If, at any time, Teva ceases to manufacture and supply the epinephrine drug or fails to produce sufficient supplies of the drug, Teva will be unable to produce a finished product and we may be unable to sell our auto injectors for this product to Teva resulting in less revenue for us.

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

We depend on AMAG to manufacture and supply the drug, distribute and commercialize a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena®, and to maintain regulatory approval of the product.

We have entered into a license, development and supply agreement with AMAG to distribute a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena®, the Makena® Auto Injector. Makena® was first approved by FDA via the accelerated approval pathway in 2011.  In 2018, FDA approved a supplemental application for the use of Makena® with our VIBEX® QuickShot® subcutaneous auto injector.

There is no guarantee that our partnership with AMAG will be successful, that AMAG will be able to maintain approval for Makena® or that AMAG will be able to successfully manufacture, supply, commercialize, and distribute the drug product.  By example, in October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. The PROLONG trial was conducted as a post-market study requirement under the 2011 Makena® accelerated approval.  Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. The advisory committee's recommendation, while not binding, will be considered by the FDA in making its decision. We do not yet know what FDA’s decision will be, however, if FDA decides to withdraw Makena® from the market, our business may be materially harmed.  Moreover, even if FDA determines that Makena® may remain on the market, Makena® sales may decrease or AMAG may decrease the resources that it dedicates to the manufacture, supply, commercialization, and distribution of Makena®.  Finally, if FDA requires that AMAG conduct a new confirmatory study, AMAG may not be able to successfully conduct such study, which could ultimately result in FDA withdrawal of the Makena® approval.

Additionally, AMAG controls the manufacture and supply of the drug, hydroxyprogesterone caproate, and has complete control over the launch and continuous commercialization and marketing of Makena® Auto Injector worldwide. If, at any time, AMAG ceases to manufacture and supply us with hydroxyprogesterone caproate or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors for this product to AMAG.  In addition, if AMAG is unable to produce sufficient supplies of the drug in accordance with cGMPs or otherwise fails to comply with the applicable regulatory requirements, we also will be unable to produce a finished product and/or we and/or AMAG may be subject to regulatory enforcement action, which would impact the ability to produce, market, commercialize, sell, and distribute the finished drug product, and in turn, our revenue. We rely on AMAG to commercialize and distribute the product worldwide and if AMAG is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Additionally, we may disagree with AMAG on certain business strategies or its manufacturing and distribution decisions.  Such decisions by AMAG may be beyond our control and may impact the success of the Makena® Auto Injector and we may receive less revenue than desired or expected.

We and AMAG are subject to competition for generic versions of the intramuscular formulation of Makena®, which is less costly for patients.  This competition could result in more patients utilizing the intramuscular formulation rather than the subcutaneous auto injector, thus resulting in us receiving potentially less revenue than expected.

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

The availability of our products for commercial sale depends upon our ability to procure the raw materials, components, packaging materials and finished products we need from third parties. We have entered into supply agreements with numerous third party suppliers, many of which are currently our single source for the materials necessary for certain of our products.  For example, we currently have the following single source suppliers in our supply chain for the commercial supply of XYOSTED®, OTREXUP®, Sumatriptan Injection USP, generic epinephrine injection devices and the Makena® subcutaneous auto injector:

•	The suppliers of the active pharmaceutical ingredient (“API”) for methotrexate and testosterone;
•	Pharmascience for supply of commercial quantities of methotrexate pre-filled syringes;
•	Fresenius for the supply of commercial quantities of testosterone pre-filled syringes;
•	Nypro for the supply of commercial quantities of the VIBEX® auto injectors for OTREXUP® and certain epinephrine injection devices;
•	ComDel for the supply of commercial quantities of the VIBEX® auto injectors for Sumatriptan Injection USP;
•	Teva for the supply of commercial quantities of the pre-filled syringes for Sumatriptan Injection USP;
•	Phillips for the supply of commercial quantities of the VIBEX® QuickShot® device for XYOSTED® and the Makena® subcutaneous auto injector product and certain epinephrine injection devices;
•	Sharp for assembly and packaging of XYOSTED®, OTREXUP®, Sumatriptan Injection USP and Makena® subcutaneous auto injector; and
•

Cardinal for services related to logistics, warehousing and inventory management, distribution, contract administration and chargeback processing, accounts receivable management and call center management for XYOSTED® and OTREXUP®.

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

To mitigate some of the short-term risk of relying on single source suppliers, we intend to build a safety stock of component and/or of finished goods inventories.  However, there can be no assurance that these inventories will be adequate or that we will be able to maintain our desired level of safety stock.  Additionally, maintaining a high level of safety stock exposes us to additional risks such as excess and obsolete inventory if the sales volume of our products do not meet our forecasts.

If we do not develop and maintain relationships with manufacturers of our device products, or if any of our suppliers experience a failure in the manufacturing process, then we may be unable to successfully manufacture and sell our products or to meet our obligations to deliver to our customers and partners.

Manufacturing of our VIBEX® auto injector devices for OTREXUP®, Sumatriptan Injection USP and Epinephrine Auto Injectors, and the manufacturing of our Vibex® QuickShot® auto injector for Makena® and XYOSTED®, involves high volume production of numerous complex parts as well as assembly of those parts.  The manufacture of our device products must also comply with applicable regulatory requirements. To the extent that manufacturers do not comply with the applicable regulatory requirements, we, they, or our partners may be subject to regulatory enforcement action or may need to undertake recalls.

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

For the year ended December 31, 2019, we derived approximately 41% of our revenue from Teva and 20% from AMAG.  In addition, we derived a significant portion of our product sales revenue from wholesale distributors, including AmerisourceBergen, which accounted for approximately 10% of total revenues in 2019. The loss of any of these significant customers or partners or reduction in our business activities could cause our revenues to decrease significantly and increase our continuing losses from operations.  If we do not broaden our customer base, we will continue to depend on these few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

None of our significant license or collaboration agreements are perpetual in nature.  Each has a specified termination date and may be terminated in advance of the termination date or renewal date by either party under different circumstances, for example a breach by us.

Most of our total revenues are generated from a small number of products.

We generate product sales from a limited number of individual products.  If we or our partners are unable to continue to market any one or a number of those products, such as XYOSTED®, OTREXUP® or our partnered device products, such as the generic Epinephrine Injection USP, Sumatriptan Injection USP and the Makena® subcutaneous auto injector, then our total revenues, results of operations and cash flows could be materially adversely affected.  For example, if any of the products were to lose market share as the result of the entry of new competitors, or if the selling prices of any of these products were to decline significantly, there would be a direct negative impact on our reported revenues.

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

Our business is dependent on market acceptance of our products and those of our partners by physicians, the medical community, the medical profession, including clinics and other institutional providers, patients, group purchasing organizations and other similar buying groups, pharmacy benefit managers, health plans, health maintenance organizations, and other managed care organizations. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products and those of our partners depend on many factors, including:

•	perceived safety and efficacy of our or our partners’ products;
•	the approved indications and claims for products, and any restrictions on the use of such products, including warnings, contraindications, restrictions, and REMS;
•	the ability to maintain an acceptable product safety and efficacy profile;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects in both clinical trials and commercial use;
•	availability of alternative treatments and perceived advantages/disadvantages;
•	medical practice and standard of care;
•	cost effectiveness;
•	substitutability under state pharmacy laws, in the case of generic products;
•	effectiveness of our marketing strategy and the pricing of our products;
•	publicity concerning our products or competing products; and
•	third-party coverage or reimbursement for our products and those of our partners.

Even though we have received regulatory approval for XYOSTED®, OTREXUP® and other products, and even if we receive regulatory approval and satisfy the above criteria for any of our product candidates, physicians may not prescribe, clinics and other providers may not purchase, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any partners’ sales force;
•	the adequacy and effectiveness of our or our third parties’ production, distribution and marketing capabilities and those of our partners;

•	the success of competing treatments or products, including generics; and
•	the availability and extent of reimbursement from third-party payers for our products and those of our partners.

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

We are relying on partners such as Teva, AMAG, Pfizer and Idorsia for future milestone, sales and royalty revenue.  Our partners may fail to obtain FDA or foreign approvals of a product with our technologies or may be unsuccessful in commercializing a product.  Significant delays in anticipated launches of these products in development may occur.  While we assist our partners in some cases in obtaining regulatory approvals and advancing new products, we depend on these partners and cannot control their decision-making or progress in achieving such goals. Any potential loss of anticipated future revenue could have an adverse effect on our business and the value of your investment.

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

Our ability to achieve continued growth and profitability through sales of pharmaceuticals is dependent on our and our partners’ continued success in challenging patents, developing non-infringing products or developing products with increased complexity to provide opportunities with U.S. market exclusivity or limited competition. There is substantial competition in the pharmaceutical industry.  We and our partners will face competition from generic drug products, drug products that are similar to our or our partners’ products, drug products containing the same active ingredient as our or our partners’ products, and drug products for the same indication as our or our partners’ products.

Our or our partners’ products may be eligible for periods of regulatory exclusivity, as described elsewhere in this annual report.  This exclusivity, however, may not adequately protect our or our partners’ products from competition.  For instance, the FDA’s five-year NCE exclusivity and three-year new clinical investigation exclusivity would not prevent the FDA from making an approval of a competing full NDA effective.  The three-year exclusivity is also limited, as it only protects the change presented in the application.  If any periods of exclusivity that we or our partners may have do not adequately protect the applicable product or if we or they do not receive anticipated periods of regulatory exclusivity, we or they may be subject to ANDA and/or 505(b)(2) competition sooner than we anticipate.

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

Similarly, to the extent we or our partners are able to receive exclusivity for our products, our or their sales, profits, and profitability can be positively impacted.  However, we or they may not be granted the periods of regulatory exclusivity or granted exclusivities and other protections may not adequately protect the products from competition.  For example, exclusivity does not prevent physicians from prescribing a similar product even if it is not approved for the same indication. We or our partners may also be subject to increased generic competition sooner than anticipated as FDA, Congress, and the Administration have taken steps to facilitate the approval of generic products and increase competition in the prescription drug market.  By example, in 2019 the FDA introduced a proposed rule and draft guidance to facilitate drug importation. Congress also passed a bill requiring sponsors of NDA approved products to provide sufficient quantities of drug product on commercially reasonable market-based terms to entities developing generic and similar drug products. This bill also included provisions on shared and individual REMS for generic drug products. New legislative and regulatory efforts could ultimately have an adverse impact on our business and results of operation.

Further, regardless of any granted exclusivities, we or our partners may face competition from products that are not otherwise blocked by our or our partners’ patents or exclusivities.  By example, in 2019, the FDA approved Clarus Therapeutic, Inc.’s product, Jatenzo®, an oral testosterone undecanoate capsule for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone.  The introduction of Jatenzo®, which was launched for commercial sale in February 2020, and other oral or competing testosterone products may materially impact our sales of XYOSTED®.  Moreover, we or our partners may face competition from other products intended for the same use and/or that otherwise contain the same active ingredients, which may be less expensive than our or our partners’ products.  Any increase or changes in the competitive landscape for our or our partners’ products may impact product sales and the amount that can be charged for a given product.

Additionally, the number of generic manufacturers targeting significant new generic opportunities with Hatch-Waxman exclusivity, or which are complex to develop, continues to increase. Additionally, many of the smaller generic manufacturers have increased their capabilities, level of sophistication and development resources in recent years. Other companies may also be developing drugs using the 505(b)(2) pathway that are substantially similar to our products and/or product candidates. The failure to successfully develop and commercialize highly complex products could adversely affect our sales and profitability. For instance, to the extent that another company receives a period of regulatory exclusivity, the FDA may not make our application effective during that company’s exclusivity period.  This would delay our and our partners’ marketing of products and may prevent us or them from establishing a sufficient market share for our product.  Similarly, should another company obtain FDA approval for a pharmaceutically equivalent product to one of our product candidates, we may no longer be able to use the 505(b)(2) pathway.  In that case, it is the FDA’s policy that the appropriate submission would be an ANDA. We may, however, not be able to immediately submit an ANDA or have an ANDA approval made effective, as we could be blocked by others’ periods of patent and regulatory exclusivity protection.

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

If third parties identify our products as reference listed drugs in any ANDA or 505(b)(2) applications, they will be required to provide patent certifications in their applications for our listed patents, and notifications to us.  In the event such third parties make paragraph IV certifications, we would be entitled to file a patent infringement lawsuit, and if that is accomplished within 45 days after receiving the notification, it would trigger a 30-month stay against FDA making the approval of the third party’s application effective.  Patent litigation is costly and time consuming and the outcome is uncertain.  There is no assurance of success with any patent litigation.  Depending on the ultimate outcome of the litigation it may have an adverse effect on results of operations and our market penetration. We may also determine that it is not in our business interest to file a patent infringement lawsuit in response to a paragraph IV certification.

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

The development, manufacture, testing, marketing and sale of pharmaceutical products and medical devices are associated with significant risks of product liability claims or recalls. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. To the extent that a product fails to conform to its specifications or comply with the applicable laws or regulations, we or our partners may be required to or may decide to voluntarily recall the product even if there is no immediate potential harm to a patient.

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

Product recalls may be issued at our discretion or at the discretion of our partners, suppliers, government agencies and other entities that have regulatory authority for pharmaceutical and medical device sales. Any recall of our products or products or their components that we supply to our partners could materially adversely affect our business by rendering us unable to sell that product or product component for some time and by adversely affecting our reputation.  In addition to the potential loss of revenue from the sale of our proprietary products, if we are unable to sell product to our partners, our potential revenue and royalty payments from our partners may be reduced or eliminated until we can re-supply product.  Recalls are costly and take time and effort to administer.  Even if a recall initially only relates to a single product, product batch, or a portion of a batch, recalls may later be expanded to additional products or batches or we or our partners may incur additional costs and need to dedicate additional efforts to investigate and rule out the potential for additional impacted products or batches.  Moreover, if any of our partners recall a product due to an issue with a product or component that we supplied, they may claim that we are responsible for such issue and may seek to recover the costs related to such recall or be entitled to certain contractual remedies from us, Recalls may further result in decreased demand for our or our partners’ products, could cause our partners or distributors to return products to us for which we may be required to provide refunds or replacement products, or could result in product shortages.  Recalls may also require regulatory reporting and prompt regulators to conduct additional inspections of our or our partners’ or contractors’ facilities, which could result in findings of noncompliance and regulatory enforcement actions.  A recall could also result in product liability claims by individuals and third party payers. In addition, product liability claims or other safety issues could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA, the European Medicines Agency (“EMA”) or the authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the EMA or the competent authorities of the EU member states could lead to product liability lawsuits as well.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that the we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients or other business partners may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches

If we make any acquisitions, we will incur a variety of costs and might never successfully integrate the acquired product or business into ours.

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

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable laws and regulations and we have incurred and will continue to incur costs relating to compliance with applicable laws and regulations.

As a pharmaceutical technology company, we are subject to a large body of legal and regulatory requirements. In addition, as a publicly-traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002 (“SOX”). We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or list our securities on certain securities exchanges. New rules could make it more difficult or costlier for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

We may fail to maintain effective internal controls over external financial reporting or such controls may fail or be circumvented.

SOX requires us to report on our internal controls over financial reporting, and our business and financial results could be adversely affected if we, or our independent registered public accounting firm, determine that these controls are not effective. In addition, any failure or circumvention of our internal controls and procedures or failure to comply with regulations concerning controls and procedures could have a material effect on our business, results of operation and financial condition. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees and as executive officers.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We face risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt our operations and may materially and adversely affect our business and financial conditions.

Our business could be adversely impacted by the effects of the coronavirus or other epidemics.  In December 2019, a novel strain of the Coronavirus (COVID-19) emerged in China and the virus has now spread to several other countries, including the U.S., and infections have been reported globally.  The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak.  In particular, the continued spread of the coronavirus globally could materially and adversely impact our operations including without limitation, our manufacturing and supply chain, sales and marketing efforts, clinical trial operations, travel,  employee health and availability which may have a material and adverse affect on our business, financial condition and results of operations.  While we presently do not source any of our drug API, pre-filled syringes or finished goods from China, our supply chain is worldwide and accordingly could be subject to disruption in the future.  In addition, a significant outbreak of coronavirus could result in widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could affect the demand for our products and future revenue and operating results.

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

We and our partners are not permitted to market any product candidates in the U.S. unless and until we or they obtain regulatory approval from the FDA. To market the product in the U.S., we or our partners must submit to the FDA and obtain FDA approval of a marketing application.  We and our partners have historically used FDA’s 505(b)(2) NDA and ANDA pathways.  A 505(b)(2) NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate.  An ANDA must be supported by studies demonstrating that the product candidate is bioequivalent to the reference listed drug, as well as extensive information regarding CMC. Recently, we entered into a global agreement with Idorsia for the development of selatogrel in combination with one of our delivery devices.  As an NCE, this product candidate would require a full NDA.  For products for which our partners already hold approved drug applications, our partners would need to obtain FDA approval of supplemental applications before they could market our device with their drug product.  The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the approval pathway, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate.

To conduct our and our partners’ clinical and preclinical studies, we and they rely on third parties, including Contract Research Organizations and clinical trial sites to carry out the studies in accordance with the written protocol, instructions, our and our partners’ agreements with them, and the applicable regulatory requirements.  There is no guarantee that we or our partners will be able to negotiate agreements with these third parties on acceptable terms, on a timely basis, or at all.  To the extent that these third parties do not carry out their responsibilities, as is required, or to the extent that we, our partners, or such third parties terminate the applicable agreements, we or our partners may need to replace them, which may take significant time, effort, and expense.  Additionally, we or our partners may be subject to regulatory enforcement action for such third parties’, our, or our partners’ actions and FDA or foreign regulatory authorities may find that the study data generated cannot form the basis for approval of a marketing application, requiring that we or our partners conduct additional preclinical and clinical studies.  Moreover, investigators and CROs may be subject to conflicts of interest that compromise or appear to compromise the resulting data.  Such third-parties may also have relationships with other entities that they may prioritize over the conduct of our or our partners’ studies.

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

By example, with regard to XYOSTED®, we submitted a 505(b)(2) NDA to the FDA in December 2016, the NDA submission was accepted and assigned a PDUFA target date for completion of its review by October 20, 2017, and on October 20, 2017, we received a CRL from the FDA.  We provided a resubmission to the FDA in response to the CRL on March 29, 2018 and, on September 28, 2018, XYOSTED® was approved by the FDA.  However, even if product candidates are approved, they may be subject to certain limits or other costly and burdensome requirements. For instance, the product candidates may be subject to limitations on the indicated uses for which the products may be marketed, distribution restrictions, or to other conditions of approval; may contain significant safety warnings, including boxed warnings, contraindications, and precautions; may not be approved with label statements necessary or desirable for successful commercialization; or may contain requirements for costly post‑market testing and surveillance or other requirements, including REMS, to monitor the safety or efficacy of the products.

Failure to obtain, or delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of any products that we develop in the future;
•	impose additional costs on us or our partners;
•	diminish any competitive advantages that may be attained; and

•	adversely affect our or our partners’ ability to generate revenues.

Moreover, the reference listed drugs for our or our partners’ product candidates will impact our or our partners’ ultimate product approvals.  By example, the labels for our or our partners’ product candidates, in the case of ANDA products will, and in the case of 505(b)(2) NDA products may include the same warnings, precautions, limitations, and other safety information as the reference listed drugs.  Any future actions or inquiries by the FDA with respect to the reference listed drug or changes to the reference listed drug’s label may require that we or our partners make changes to our labeling, change or abandon development programs that rely on such reference listed drugs, or, possibly, withdraw the product from the market.  Any of the foregoing may impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Drug delivery systems such as injectors are reviewed by the FDA and may be legally marketed as a medical device or may be evaluated as part of the drug approval process.   Combination drug/device products raise unique scientific, technical and regulatory issues. The FDA has established the Office of Combination Products (“OCP”) to address the challenges associated with the review and regulation of combination products. The OCP assists in determining strategies for the approval of drug/delivery combinations and assuring agreement within the FDA on review responsibilities.  We or our partners may seek approval for a product including an injector and a generic pharmaceutical by filing an ANDA claiming bioequivalence and the same labeling as a comparable referenced product or as a filing under Section 505(b)(2) if there is an acceptable reference product.  We or our partners may also seek full NDAs or, for products that are already approved, our partners may seek to amend the approval to include the use of an injector through a supplemental NDA and for products that are considered to be new molecular entities, we or our partners may seek approval through a full NDA

In reviewing the ANDA filing, the agency may decide that the unique nature of combination products leads them to question the claims of bioequivalence and/or same labeling, resulting in our re-filing the application under Section 505(b)(2).  If such combination products require filing under Section 505(b)(2) we may incur delays in product approval and may incur additional costs associated with testing, including clinical trials.  The result of an approval for a combination product under Section 505(b)(2) may result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies.  In addition, approval under the 505(b)(2) or ANDA regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.

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

We and our contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances for XYOSTED®, which will require the expenditure of additional time and will incur additional expenses to maintain compliance.

XYOSTED® is a drug/device combination product in which the drug product is testosterone.  Testosterone is a Schedule III controlled substance.  Accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as state controlled substances laws and regulations enforced by state authorities.  These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements.  These requirements are enforced by DEA through periodic inspections.

To continue to engage in controlled substance activities, we, and our contractors, distributors, prescribers, and dispensers must maintain controlled substance registrations.  To the extent that we and our contractors, distributors, prescribers, and dispensers cannot obtain or maintain the necessary controlled substance registrations, we and these other third parties would not be able to continue engaging in controlled substance operations.  This would prevent the continuing commercialization of XYOSTED® or would require that we find alternative contractors, which would take additional time and expenses, also delaying or interrupting the commercialization of XYOSTED®.   Moreover, even if we, and our contractors, distributors, prescribers, and dispensers are able to obtain and maintain the necessary controlled substance registrations, compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit the successful commercialization of XYOSTED®.  If we, and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services  relating to healthcare matters. The ACA amended the intent requirement of certain of these criminal statutes so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve protected health information, relating to the privacy, security and transmission of protected health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;

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

Moreover, legislative changes to the Healthcare Reform Act remain possible. Recently, the law’s individual health insurance mandate was repealed and manufacturers’ responsibility for the cost of prescriptions in the Medicare Part D donut hole has increased.  We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.  In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.  For example, California recently enacted a law providing transparency into drug price increases which imposes new reporting requirements on manufacturers. CMS has also proposed reducing prices of products paid by Medicare Part B by basing their reimbursement rate on the average price among other industrialized countries.  This proposal, if adopted, could have a significant impact on our business.

To help patients afford our products XYOSTED® and OTREXUP®, we offer discount, rebate, and co-pay coupon programs.  Co-pay coupon programs have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. In recent years, other pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs.

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

Once a drug product is approved by the FDA, including its labels and labeling, the Office of Prescription Drug Promotion (“OPDP”), the FDA’s marketing surveillance department within the Center for Drug Evaluation and Research, will oversee and regulate marketing claims asserted by us and our pharmaceutical company partners. We and our partners may only make claims that are consistent with the FDA approved label for the approved product.  FDA may not include all information in the approved label that is necessary for successful marketing.  If we or a pharmaceutical company partner fails to use acceptable marketing claims we may be subject to enforcement actions.

Changes in product candidate manufacturing, design or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late‑stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, design and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials; require the conduct of bridging clinical trials or studies, or the repetition of one or more clinical trials; increase clinical trial costs; delay approval of our product candidates; and jeopardize our business prospects.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, on October 23, 2017, Randy Smith filed a complaint in the District of New Jersey on behalf of a putative class of persons who purchased or otherwise acquired Antares securities against Antares, Robert F. Apple and Fred M. Powell.  In addition, in January 2018, three stockholders filed separate derivative actions, one in the District of New Jersey and two in the Superior Court of New Jersey Chancery Division, Mercer County, purportedly on our behalf, against certain directors and officers, as well as the company as a nominal defendant. There can be no assurance that we will ultimately prevail in these legal proceedings. Even if we are successful and ultimately prevail, litigation could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Future conversions or exercises by holders of options could dilute our common stock.

As of December 31, 2019, we had stock options outstanding and exercisable with a weighted average exercise price of $2.22 per share, for an aggregate of approximately 10 million shares of our common stock. Purchasers of our common stock could therefore experience dilution of their investment when and if the above options are exercised.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of December 31, 2019, our officers and directors beneficially owned an aggregate of approximately 9.1 million shares (or approximately 5.5% of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

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

We currently lease approximately 13,700 square feet of office space in Ewing, New Jersey for our corporate headquarters facility.  This lease expires in October 2021.

We currently lease approximately 18,000 square feet of office, laboratory and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota. This lease expires in March 2022.

On July 1, 2019, we entered into a new operating lease for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. We are currently performing the build-out of the premises and expect to occupy the facilities by the end of 2020 or early 2021. The lease term is 12.5 years and expires in December 2031.

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

Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

Common Shareholders

As of February 28, 2020, we had 68 shareholders of record of our common stock and approximately 21,366 shareholders in street name.

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

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the NASDAQ Composite Index and the NASDAQ Biotechnology Stock Index. The graph covers the period beginning December 31, 2014, through December 31, 2019. The graph assumes $100 was invested in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Stock Index on December 31, 2014 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31,
	2014	2015	2016	2017	2018	2019
Antares Pharma, Inc.	$100.00	$47.08	$90.66	$77.43	$105.84	$182.88
NASDAQ Composite Index	100.00	105.73	113.66	145.76	140.10	189.45
NASDAQ Biotechnology Index	100.00	111.42	87.26	105.64	95.79	119.17

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	At December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$23,201	$27,892	$26,562	$27,715	$32,899
Investments	22,520	—	4,993	—	15,012
Total assets	132,751	88,277	74,338	66,325	84,562
Long-term debt	40,395	25,126	24,858	—	—
Accumulated deficit	(278,827)	(276,800)	(270,285)	(253,445)	(229,106)
Total stockholders’ equity	54,500	39,001	33,547	45,218	67,042

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Product sales	$92,103	$47,870	$41,695	$40,318	$27,533
Licensing and development revenue	7,529	6,753	11,171	10,401	16,134
Royalties	24,232	8,931	1,649	1,503	1,991
Total revenues	123,864	63,554	54,515	52,222	45,658
Cost of product sales	46,267	29,094	22,317	23,909	12,925
Cost of development revenue	4,208	1,971	5,149	4,908	6,533
Gross profit	73,389	32,489	27,049	23,405	26,200
Research and development	10,624	12,328	11,854	19,592	18,601
Selling, general and administrative	61,773	36,762	31,646	27,930	28,061
Total operating expenses	72,397	49,090	43,500	47,522	46,662
Gain on sale of assets	—	12,500	860	—	—
Operating income (loss)	992	(4,101)	(15,591)	(24,117)	(20,462)
Other income (expense)	(3,019)	(2,414)	(1,152)	(122)	(22)
Net loss before income taxes	(2,027)	(6,515)	(16,743)	(24,239)	(20,484)
Income tax provision	—	—	—	100	175
Net loss	$(2,027)	$(6,515)	$(16,743)	$(24,339)	$(20,659)
Net loss per common share (1) (2)	$(0.01)	$(0.04)	$(0.11)	$(0.16)	$(0.14)
Weighted average common shares outstanding	162,574	157,407	156,054	154,992	146,594

(1)	Basic and diluted loss per share amounts are identical as the effect of potential common shares is anti-dilutive.
(2)	We have not paid any dividends on our common stock since inception.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this annual report. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements preceding Item 1. (“Business”).

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our patented drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. Our intramuscular and subcutaneous injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development.  We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG, Pfizer and Idorsia.

We market and sell XYOSTED® (testosterone enanthate) injection in the U.S., indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. XYOSTED® was approved by the FDA on September 28, 2018 and launched for commercial sale in late 2018. In connection with the launch of XYOSTED®, we hired approximately 50 additional sales representatives and cross-trained our combined sales force to leverage our existing resources and enhance our commercial organization.

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

We developed and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection) under an exclusive license and development agreement. The Makena® subcutaneous auto injector drug-device combination product is a ready-to-administer treatment indicated to help reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past, which was approved by the FDA in February 2018. We are the exclusive supplier of the devices and the final assembled and packaged commercial product, which was launched in the U.S. for commercial sale by AMAG in March 2018, and we receive royalties on AMAG’s net sales of the product. In October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. The advisory committee's recommendation, while not binding, will be considered by the FDA in making its decision. AMAG has stated that it remains committed to working with the FDA to maintain patient access to Makena®.

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

In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. Selatogrel, a new chemical entity, is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

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

We previously manufactured and sold reusable, needle-free injection devices, marketed primarily through Ferring Pharmaceuticals, Inc. and JCR Pharmaceuticals CO., Ltd. for use with human growth hormone. In October 2017, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”) to sell the worldwide rights, including certain assets related to the needle-free auto injector device product line for $14.5 million (the “Ferring Transaction”) to be paid to us in installments and completed over a two-year period. The transaction was completed in October 2019, and with the completion of this transaction, Antares no longer manufactures or sells needle-free devices or components.

Results of Operations

Antares Pharma, Inc. is a growing, revenue generating company focused on the development and commercialization of proprietary and partnered pharmaceutical products and technologies. In 2019, we generated significant growth in our total revenue, including revenue from product sales and royalties, and continued to invest in our commercial infrastructure and research and development activities. Total revenues for the year ended December 31, 2019 increased to $123.9 million, as compared to $63.6 million for the year ended December 31, 2018, an increase of $60.3 million or 95%. Our net loss was $2.0 million, $6.5 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and we reported a net loss per share of $0.01 for the year ended December 31, 2019 as compared to $0.04 per share and $0.11 per share for the years ended December 31, 2018 and 2017, respectively.  The following is a discussion and analysis of our results of operations on a comparative basis for the years ended December 31, 2019, 2018 and 2017.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements. Total revenues for the year ended December 31, 2019 increased to $123.9 million, as compared to $63.6 million for the year ended December 31, 2018, an increase of $60.3 million or 95%. Total revenue for the year ended December 31, 2018 increased by $9.0 million or 17% as compared to $54.5 million for the year ended December 31, 2017.

The following table provides details about the components of our revenue (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Proprietary product sales	$39,215	$17,532	$17,946
Partnered product sales	52,888	30,338	23,749
Total product revenue	92,103	47,870	41,695
Licensing and development revenue	7,529	6,753	11,171
Royalties	24,232	8,931	1,649
Total revenue	$123,864	$63,554	$54,515

Product Revenue

Revenue from product sales was $92.1 million, $47.9 million and $41.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increases in product revenue were driven primarily by sales of recently approved and launched products, both proprietary and partnered, as discussed below.

Proprietary Product Sales

Sales of our proprietary products XYOSTED® and OTREXUP®, which are presented net of estimated product returns and sales allowances, generated revenue of $39.2 million, $17.5 million and $17.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The significant increase in our proprietary product sales for the year ended December 31, 2019 as compared to 2018 was principally attributable to sales of XYOSTED®, which we launched for commercial sale in late 2018. Prescriptions and sales of XYOSTED® grew steadily in 2019 and we attribute this growth to successful marketing strategies and achieving targeted reimbursement coverage. We also generated a 9% increase in net revenue from sales of OTREXUP® in 2019 as compared to 2018.

Partnered Product Sales

We manufacture and sell devices, components and fully assembled and packaged product to our pharmaceutical development partners. Partnered product sales were $52.9 million, $30.3 million and $23.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in sales of partnered products for the year ended December 31, 2019 as compared to 2018 was principally attributable to an increase in sales of auto injector devices to Teva in connection with the recent full launch of generic Epinephrine Injection USP.

The increase in partnered product sales for the year ended December 31, 2018 compared to 2017 was primarily attributable to an increase in sales of Makena® subcutaneous auto injectors to AMAG following the launch of the product in March 2018, offset by decreases in revenues from sales of Sumatriptan Injection USP and pre-launch quantities of epinephrine auto injector devices to Teva.

Licensing and Development Revenue

Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform development activities or develop new products on their behalf. Fluctuations in our licensing and development revenue are generally attributable to the development timelines of our various partnered development projects, the timing of which is often controlled by our partner, and the timing of achievement of certain milestones. Licensing and development revenue was $7.5 million, $6.8 million and $11.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, licensing and development revenue was primarily attributable to our development activities with Pfizer for the development of a new rescue pen product, and with Teva, primarily in connection with the teriparatide pen injector project. In 2018, licensing and development revenue was primarily attributable to development services provided to Teva in connection with the pen injector projects for generic versions of Forteo® and Byetta®, continued development work for AMAG, and a $2.0 million milestone payment received from Teva in connection with the FDA approval of Teva’s epinephrine auto injector product in August 2018.

For the year ended December 31, 2017, a majority of our development revenue was generated from AMAG in connection with the commercial development and readiness activities for the Makena® subcutaneous auto injector and also included amounts from Teva for the ongoing development of the epinephrine auto injector and the exenatide and teriparatide pen injectors.

Royalties

Revenues from royalty arrangements were $24.2 million, $8.9 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.  We earn royalties in connection with licenses granted to our partners under license and development arrangements. Royalties are generally based upon a percentage of our partners’ net sales of the partnered product.

The significant increase in royalty revenue for the year ended December 31, 2019 as compared to 2018 was primarily attributable to royalties received from Teva on its net sales of Epinephrine Injection USP, which was launched in late 2018, and an increase in royalties received from AMAG on its net sales of the Makena® subcutaneous auto injector. The significant increase in royalty revenue for the year ended December 31, 2018 as compared to 2017 was primarily attributable to the launch of the Makena® subcutaneous auto injector product by AMAG in March 2018.

Cost of Revenues and Gross Profit

The following table summarizes our total cost of revenue and gross profit (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Total revenue	$123,864	$63,554	$54,515
Total cost of revenue	50,475	31,065	27,466
Gross profit	$73,389	$32,489	$27,049
Gross profit percentage	59%	51%	50%

Our gross profit was $73.4 million for the year ended December 31, 2019 as compared to $32.5 million and $27.0 million for the years ended December 31, 2018 and 2017, respectively.  Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix.

The increases in our gross profit and gross profit percentage for the year ended December 31, 2019 as compared to 2018 and 2017 was primarily attributable to the significant increase in royalties related to the recently approved products, which have no associated costs. Proprietary products also have a higher margin than partnered products, thus affecting the gross profit percentage on an overall basis as we have increased our proprietary product sales in 2019. The net increase in gross profit in 2018 was partially driven by a $2.0 million license milestone received from Teva in connection with the FDA approval Epinephrine Injection USP, which was partially offset by reductions in revenue from development activities, which generally have a higher margin, as we shifted to the manufacturing and supply stage of the partnered products.

Operating Expenses

Research and Development

Research and development expenses include costs incurred in connection with clinical studies, formulation development, engineering design work and prototype development, personnel costs, FDA filing fees, and other quality, regulatory and overhead costs associated with our research and development programs.  Research and development expenses were $10.6 million, $12.3 million and $11.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The decrease in research and development expenses for the year ended December 31, 2019 compared to 2018 was primarily a result of a decrease in development costs related to XYOSTED®, which was approved by the FDA on September 28, 2018 and is now a marketed product. The increase in research and development costs for the year ended December 31, 2018 compared to 2017 was primarily due to additional spending associated with development of undisclosed potential new products and the ongoing regulatory review activities for XYOSTED®.

Selling, General and Administrative

Selling, general and administrative expenses were $61.8 million, $36.8 million and $31.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The increase in selling, general and administrative expenses for the year ended December 31, 2019 as compared to 2018 was principally attributable to the launch and commercialization of XYOSTED®. Sales and marketing expenses nearly doubled in 2019 principally attributable to an increase in compensation costs related to the expansion of the sales force in late 2018 and other expenses associated with the marketing of XYOSTED®. In addition, general and administrative costs increased by approximately 25% to support the overall business growth, primarily driven by increases in professional services, business insurance, legal fees and stock-based compensation.

The increase in selling, general and administrative expenses for the year ended December 31, 2018 as compared to 2017 was principally attributable to the incremental sales and marketing costs associated with our preparation for a potential launch of XYOSTED®, which was ultimately approved by the FDA and launched in late 2018.  In connection with the launch of XYOSTED® we hired approximately 50 additional sales representatives in late 2018 and cross-trained the combined specialty sales force to leverage our existing resources and enhance our commercial organization. The increase in selling, general and administrative expenses in 2018 compared to 2017 was also attributable to an increase in compensation and benefits expense, primarily related to annual salary increases, and non-cash stock-based compensation.

Net Loss and Net Loss Per Share

Our net loss was $2.0 million, $6.5 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and we reported a net loss per share of $0.01 for the year ended December 31, 2019 as compared to $0.04 per share and $0.11 per share for the years ended December 31, 2018 and 2017, respectively. The reduction in our net loss and net loss per share for the year ended December 31, 2019 was primarily a result of our significant growth in revenues and gross profit from product sales and royalties offset by an increase in our selling, general and administrative expenses. The reduction in our net loss and net loss per share for the year ended December 31, 2018 as compared to 2017 was principally a result of the recognition of a $12.5 million gain on sale of assets in connection with the Ferring Transaction and our growth in revenues and gross profit, offset by an increase in operating expenses, primarily sales and marketing costs.

Liquidity and Capital Resources

At December 31, 2019 we had cash, cash equivalents and short-term investments of $45.7 million. We believe that the combination of our current cash, cash equivalents and investments, along with our projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the first quarter of 2021.  However, we reported net losses of $2.0 million, $6.5 million and $16.7 million, and negative cash flows from operations for each of the years ended December 31, 2019, 2018 and 2017, respectively.  We had an accumulated deficit at December 31, 2019 of $278.8 million. We have not historically generated enough operating cash flow to support our operations and have funded our operations though equity offerings and debt issuance.

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

Long-Term Debt Financing

On June 6, 2017, we entered into a loan and security agreement for a term loan of up to $35.0 million (the “Term Loan”), under which we initially borrowed $25.0 million (“Tranche I”), the proceeds of which are being used for working capital and general corporate purposes. Payments under the Loan Agreement were interest only until the first principal payment was originally due on August 1, 2019. On June 26, 2019, we entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35.0 million to $50.0 million and extended the interest-only payment period of the Term Loan to August 1, 2021. Upon signing of the Amendment, an additional $15.0 million (“Tranche II”) was funded to the Company.

The Company may, but is not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate (“Tranche III”). The Company’s option to request additional advances is available between January 1, 2020 and September 15, 2020. The interest-only payment period of the Term Loan may be further extended to August 1, 2022 if the Company achieves a certain loan extension milestone. The Company is required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II and Tranche III, payable upon the earlier of July 1, 2022 or repayment of the loan. The Term Loan maturity date is July 1, 2022 but may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

At the Market Common Stock Offering Program

In August 2017, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we could offer and sell, from time to time and at our sole discretion, shares of our common stock having an aggregate offering price of up to $30.0 million through Cowen as the sales agent and/or as principal. Cowen was permitted to sell the common stock through any method deemed an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “ATM Facility”). Cowen was entitled to receive a commission of 3.0% of the gross sales proceeds of any common stock sold under the Sales Agreement.

We sold 2.3 million and 2.1 million shares of common stock under the ATM Facility during the years ended December 31, 2019 and 2018, respectively. The sale of common stock resulted in aggregate gross proceeds of $8.1 million and $7.6 million, less sales commission and payment of offering costs, resulting in net offering proceeds to the Company of $7.8 million and $7.1 million in 2019 and 2018, respectively. No sales of common stock were made in the period ended December 31, 2017.

On June 26, 2019, the Company delivered written notice to Cowen that it was terminating its Sales Agreement effective July 6, 2019, and accordingly no additional sales have been or will be made under the ATM Facility.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, sales and marketing activities, personnel costs, external research and development costs including clinical studies, general and administrative costs and payment of interest on borrowings. Net cash used in operating activities was $10.6 million, $17.3 million and $23.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Net operating cash used in operations is a function of the net losses incurred of $2.0 million, $6.5 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, adjusted by noncash expenses and changes in operating assets and liabilities. Our reconciliation of net loss to operating cash flow is significantly affected by the timing of operating expenditures and cash receipts.

The decrease in the net cash used in operating activities for the year ended December 31, 2019 versus 2018 was primarily a result of the lower net loss in 2019 as compared to 2018 and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.  Cash used in operating activities for the year ended December 31, 2018 as compared to 2017 decreased primarily due to timing of cash receipts and cash payments, including the growth in accounts payable and accrued expenses, offset by an increase in accounts receivable, inventories and contract assets.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $20.0 million for the year ended December 31, 2019 as compared to $11.6 million provided by investing activities for the year ended December 31, 2018.  The net cash outflow for the year ended December 31, 2019 was a result of the purchase of investment securities of $22.6 million and capital expenditures of $2.4 million, partially offset by the receipt of the $5.0 million final installment in connection with the completion of the Ferring Transaction. The net cash inflow for the year ended December 31, 2018 was attributable to the receipt of $7.5 million in connection with the Ferring Transaction and proceeds from maturities of investments of $5.0 million offset by payments for capital expenditures and patent rights.

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

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $25.9 million, $7.0 million and $26.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In 2019, we received $15.0 million in new debt proceeds from borrowing under our Term Loan and paid $0.1 million in debt issuance costs.  We also raised $7.8 million in net offering proceeds from the ATM facility and generated cash proceeds of $4.4 million from the exercise of stock options.  We paid $1.1 million to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and employment taxes.

For the year ended December 31, 2018, we raised $7.1 million in net offering proceeds in connection with the ATM facility and $0.5 million from the exercise of stock options offset by $0.5 million remitted to taxing authorities in connection with net-share settled awards for which we withheld shares equivalent to the value of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

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

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of December 31, 2019 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$51,318	$3,761	$47,557	$—	$—
Operating lease obligations	10,102	1,552	2,329	1,288	4,933
Purchase commitments	27,941	27,941	—	—	—
Total	$89,361	$33,254	$49,886	$1,288	$4,933

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

Revenue Recognition

We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers Topic 606 (“ASC 606”) effective January 1, 2018 using the modified retrospective transition method. The new standard superseded the former revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”). Our results of operations for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts, as reported, were not adjusted. The effects of the adoption of ASC 606 in 2018 were not material to our consolidated financial statements. The following is a summary, and the critical aspects, of our revenue recognition policy under Topic 606.

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

In assessing our revenue arrangements in accordance with ASC 606 we must identify the contract, determine the transaction price including an estimation of any variable consideration we expect to receive in connection with the contract, identify the promises of goods or services to the customer and each distinct performance obligation, allocate the transaction price to each of the performance obligations, and recognize revenue when or as the performance obligations are satisfied. Each of these steps in the revenue recognition process requires management to make judgements and/or estimates. The most significant judgements and estimates involve the determination of variable consideration to be included in the transaction price, such as the estimation of product returns and sales allowances and profit sharing arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables, and requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The original effective date for ASU 2016-13 was for annual and interim periods beginning after December 15, 2019.

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019 based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualifies as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically had minimal credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other – Internal-Use Software: Accounting for Implementation Costs Incurred in Cloud Computing Arrangement that is a Service Contract, providing new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and 606. The new guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for under revenue guidance, adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard, and clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2019, 2018, and 2017 was not material.

We are also exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing.  Our Term Loan, with a current outstanding principal of $40.0 million, accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The interest rate in effect as of December 31, 2019 was 9.25%. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower incremental annual interest expense of $400,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Antares Pharma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842), and related amendments.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1995

Minneapolis, Minnesota

March 3, 2020

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$23,201	$27,892
Short-term investments	22,520	—
Accounts receivable	35,074	18,976
Inventories	16,000	11,350
Contract assets	8,235	10,442
Prepaid expenses and other current assets	3,416	2,648
Total current assets	108,446	71,308
Equipment, molds, furniture and fixtures, net	15,961	14,895
Operating lease right-of-use assets	5,463	—
Intangibles, net	478	831
Goodwill	1,095	1,095
Other assets	1,308	148
Total Assets	$132,751	$88,277
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,905	$11,135
Accrued expenses and other liabilities	16,523	11,997
Long-term debt, current portion	—	3,043
Operating lease liabilities, current portion	1,249	—
Deferred revenue	1,738	1,018
Total current liabilities	32,415	27,193
Long-term debt	40,395	22,083
Operating lease liabilities, long-term	5,441	—
Total liabilities	78,251	49,276
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 300,000 shares; 165,221 and 159,721 issued and outstanding at December 31, 2019 and 2018, respectively	1,652	1,597
Additional paid-in capital	332,377	314,907
Accumulated deficit	(278,827)	(276,800)
Accumulated other comprehensive loss	(702)	(703)
	54,500	39,001
Total Liabilities and Stockholders’ Equity	$132,751	$88,277

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Product sales	$92,103	$47,870	$41,695
Licensing and development revenue	7,529	6,753	11,171
Royalties	24,232	8,931	1,649
Total revenue	123,864	63,554	54,515
Cost of revenue:
Cost of product sales	46,267	29,094	22,317
Cost of development revenue	4,208	1,971	5,149
Total cost of revenue	50,475	31,065	27,466
Gross profit	73,389	32,489	27,049
Operating expenses:
Research and development	10,624	12,328	11,854
Selling, general and administrative	61,773	36,762	31,646
Total operating expenses	72,397	49,090	43,500
Gain on sale of assets	—	12,500	860
Operating income (loss)	992	(4,101)	(15,591)
Other income (expense):
Interest expense	(3,549)	(2,675)	(1,423)
Other, net	530	261	271
Total other expense, net	(3,019)	(2,414)	(1,152)
Net loss before income taxes	(2,027)	(6,515)	(16,743)
Income tax provision	—	—	—
Net loss	$(2,027)	$(6,515)	$(16,743)
Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.11)
Basic and diluted weighted average common shares outstanding	162,574	157,407	156,054

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(2,027)	$(6,515)	$(16,743)
Foreign currency translation adjustment	1	(3)	15
Comprehensive loss	$(2,026)	$(6,518)	$(16,728)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2018 and 2019

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2016	155,168	$1,552	$297,826	$(253,445)	$(715)	$45,218
Common stock issued under equity compensation plan, net of shares withheld for taxes	196	2	(251)	—	—	(249)
Exercise of options	1,311	13	1,803	—	—	1,816
Share-based compensation	—	—	3,490	—	—	3,490
Net loss	—	—	—	(16,743)	—	(16,743)
Cumulative effect of change in accounting principle	—	—	97	(97)	—	—
Other comprehensive income	—	—	—	—	15	15
December 31, 2017	156,675	1,567	302,965	(270,285)	(700)	33,547
Issuance of common stock	2,137	21	7,093	—	—	7,114
Common stock issued under equity compensation plan, net of shares withheld for taxes	462	5	(548)	—	—	(543)
Exercise of options	447	4	470	—	—	474
Share-based compensation	—	—	4,927	—	—	4,927
Net loss	—	—	—	(6,515)	—	(6,515)
Other comprehensive loss	—	—	—	—	(3)	(3)
December 31, 2018	159,721	1,597	314,907	(276,800)	(703)	39,001
Issuance of common stock	2,307	23	7,758	—	—	7,781
Common stock issued under equity compensation plan, net of shares withheld for taxes	664	7	(1,138)	—	—	(1,131)
Exercise of options	2,529	25	4,380	—	—	4,405
Share-based compensation	—	—	6,470	—	—	6,470
Net loss	—	—	—	(2,027)	—	(2,027)
Other comprehensive loss	—	—	—	—	1	1
December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	$54,500

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(2,027)	$(6,515)	$(16,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,470	4,927	3,490
Depreciation and amortization	2,557	2,724	2,104
Accretion of interest expense	322	210	119
Increase in inventory reserve	325	592	356
Gain on sale of assets	—	(12,500)	(860)
Other	95	51	68
Changes in operating assets and liabilities:
Accounts receivable	(16,095)	(7,099)	(2,798)
Inventories	(4,975)	(2,667)	(4,304)
Contract assets	(2,793)	(4,937)	1,268
Prepaid expenses and other current assets	(655)	(324)	(942)
Other assets	(371)	—	(94)
Accounts payable	926	5,164	(1,522)
Accrued expenses and other liabilities	4,888	5,029	1,122
Deferred revenue	718	(1,977)	(4,358)
Net cash used in operating activities	(10,615)	(17,322)	(23,094)
Cash flows from investing activities:
Proceeds from sale of assets	5,000	7,500	1,901
Purchases of equipment, molds, furniture and fixtures	(2,350)	(854)	(1,167)
Purchases of investment securities	(22,645)	—	(9,964)
Proceeds from maturities of investment securities	—	5,000	5,000
Additions to patent rights	—	(40)	(101)
Net cash provided by (used in) investing activities	(19,995)	11,606	(4,331)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	15,000	—	25,000
Payment of debt issuance costs	(136)	—	(294)
Proceeds from issuance of common stock, net	7,781	7,114	—
Proceeds from exercise of stock options	4,405	474	1,816
Taxes paid related to net share settlement of equity awards	(1,131)	(543)	(249)
Net cash provided by financing activities	25,919	7,045	26,273
Effect of exchange rate changes on cash	—	1	(1)
Net increase (decrease) in cash and cash equivalents	(4,691)	1,330	(1,153)
Cash and cash equivalents:
Beginning of year	27,892	26,562	27,715
End of year	$23,201	$27,892	$26,562
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,025	$2,353	$1,080
Supplemental disclosure of non-cash investing activities:
Gain on sales of assets recognized in excess of cash received	$—	$5,000	$—
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$970	$49	$40
Additions to patent rights recorded in accounts payable and accrued expenses	$—	$—	$10

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	Description of Business

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using advanced drug delivery technology to enhance existing drug compounds and delivery methods. Our injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed significant strategic alliances with Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Pfizer Inc. (“Pfizer”) and Idorsia Pharmaceuticals Ltd (“Idorsia”).

The Company markets and sells its proprietary product XYOSTED® (testosterone enanthate) injection in the U.S., which is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® was approved by the U.S. Food and Drug Administration (“FDA”) on September 28, 2018 and launched for commercial sale in late 2018.

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

The Company is also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, a combination drug device product with Idorsia, and has other ongoing internal research and development programs.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accounting Pronouncements Recently Adopted

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 Leases (“Topic 842”) and related amendments effective January 1, 2019, electing the package of practical expedients and applying the transition provisions as of the effective date. Reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts, as reported under previous GAAP, were not adjusted. As of December 31, 2018, the Company had non-cancellable operating leases for its corporate headquarters facility in Ewing, New Jersey, and its office, research and development facility in Plymouth, Minnesota, a suburb of Minneapolis, which were not previously required to be recorded on the balance sheet. As a result of the adoption of Topic 842, the Company recognized approximately $1.0 million in right-of-use assets and lease liabilities in connection with its existing operating leases. The adoption of Topic 842 on January 1, 2019 did not have a significant impact on the Company’s consolidated results of operations or cash flows.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all related amendments (“ASC 606”), applying the modified retrospective transition method to all contracts that were not completed as of the date of adoption. ASC 606 superseded the previous revenue recognition requirements in Topic 605 Revenue Recognition (“ASC 605”) and requires entities to recognize revenues when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The cumulative effect of the adoption of the new standard was not material to the Company’s consolidated financial statements. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts, as reported under ASC 605, were not adjusted. In accordance with ASC 605, revenue was previously recognized when all of the following criteria were met: persuasive evidence of the arrangement exists; delivery has occurred with no remaining performance obligations; the fee is fixed or determinable; and collectability is reasonably assured.

Recent Accounting Pronouncements Not Yet Adopted as December 31, 2019

In 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables, and requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The original effective date for ASU 2016-13 was for annual and interim periods beginning after December 15, 2019.

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019 based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualifies as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically had minimal credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

In 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Accounting for Implementation Costs Incurred in Cloud Computing Arrangement that is a Service Contract, providing new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and 606. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for under the ASC 606 revenue guidance, adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard, and clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at commercial banks and highly liquid investments in money market funds with maturities of three months or less. Cash equivalents are remeasured and reported at fair value each reporting period, in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $11,153 and $20,569 as of December 31, 2019 and 2018, respectively.

Investments

From time to time, the Company also invests in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term. The investment securities are carried at their amortized cost and fair value is determined by quoted market prices for identical or similar securities.  At December 31, 2019, the Company’s short-term investments had a carrying value of $22,520, which approximated fair value. The Company held no investments as of December 31, 2018.

Accounts Receivable

Trade accounts receivable represents amounts billed to customers and are stated at the amount the Company expects to collect. The Company considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer and changes in customer payment terms.  At December 31, 2019, the Company’s trade accounts receivable balance was due primarily from Teva, AMAG and distributors.  Each of these customers has historically paid timely and demonstrated creditworthiness. Accordingly, the Company believes the risk of accounts being uncollectible is minimal and had no significant allowances for doubtful accounts established as of December 31, 2019 or 2018.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.  The Company had no material write-offs to bad debt expense in 2019, 2018 or 2017.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Inventory consisted of the following:

	December 31,	December 31,
	2019	2018
Raw material	$325	$26
Work in process	8,390	7,622
Finished goods	7,285	3,702
	$16,000	$11,350

The Company provides reserves for potentially excess, dated or obsolete inventories based on estimates of forecasted product demand and the likelihood of consumption in the normal course of business, considering the expiration dates of the inventories on hand, planned production volumes and lead times required for restocking of customer inventories. Although every effort is made to ensure that forecasts and assessments are reasonable, changes to these assumptions are possible. In such cases, estimates may prove inaccurate and result in an understatement or overstatement of the reserves required to fairly state such inventories. The Company’s reserve for excess, dated or obsolete inventory was $464 and $847 at December 31, 2019 and 2018, respectively. In 2019, the Company wrote off inventory of $708 and increased the reserve for excess, dated or obsolete inventory by $325. In 2018, the Company wrote off $255 of inventory and increased the reserve for excess, dated or obsolete inventory by $592.

Contract Assets

Contract assets are recognized when control of goods or services has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract. Costs that have been incurred in connection with development services provided to partners for which the associated revenue has not yet been recognized are also recorded as contract assets, and totaled $1,534 and $204 as of December 31, 2019 and 2018, respectively.  As of December 31, 2018, contract assets also included a $5,000 installment in connection with the sale and transfer of assets to Ferring as discussed in Note 9, which was received during the year ended December 31, 2019.

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. The Company’s equipment, molds, furniture and fixtures consisted of the following:

	December 31,	December 31,
	2019	2018
Furniture, fixtures and office equipment	$2,480	$2,331
Production molds and equipment	20,749	19,678
Molds and tooling in process	1,512	456
Construction in process	989	—
Less: accumulated depreciation	(9,769)	(7,570)
	$15,961	$14,895

Depreciation expense was $2,205, $2,125 and $1,536 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The gross carrying amount and accumulated amortization of patents was $3,661 and $3,183, respectively at December 31, 2019, and $3,794 and $2,963, respectively, at December 31, 2018. Patent amortization expense for the years ended December 31, 2019, 2018 and 2017 was $352, $599 and $568, respectively, and is recorded in selling, general and administrative expenses in the consolidated statements of operations.  The Company’s estimated aggregate patent amortization expense for the next five years is $95, $89, $83, $68 and $49 in 2020, 2021, 2022, 2023 and 2024, respectively.

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

At December 31, 2019 and 2018, the Company had goodwill with a carrying value of $1,095, attributable to its single reporting unit. Based on the results of its evaluations, the Company determined that goodwill was not impaired, and no impairment losses were recognized in the years ended December 31, 2019, 2018, and 2017, respectively.

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

Product Returns. Consistent with industry practice, the Company generally offers wholesalers and specialty distributors a limited right to return products, generally within six months prior to and 12 months following the product’s expiration date. The Company’s propriety products generally have expiration dates ranging from 24 to 33 months. Product returns are estimated and recorded at the time of sale based on historical return patterns. Actual returns are tracked by individual production lots and charged against reserves. Returns reserves may be adjusted, if necessary, if actual returns differ from historical estimates. Management also monitors and takes into consideration the amount of estimated product inventory in the distribution channel, product dating and any known or expected changes in the marketplace when establishing the estimated rate of returns.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following presents changes in reserves for product returns and sales allowances:

		Patient		Wholesaler	Prompt
	Rebates and	Discount		Distribution	Payment
	Chargebacks	Programs	Returns	Fees	Discounts
Balance at December 31, 2017	$1,315	$115	$245	$465	$84
Accruals and adjustments	9,586	2,429	1,628	3,519	742
Payments and other reserve reductions	(8,207)	(1,254)	(720)	(3,194)	(610)
Balance at December 31, 2018	2,694	1,290	1,153	790	216
Accruals and adjustments	15,383	6,716	2,520	6,393	1,491
Payments and other reserve reductions	(11,769)	(7,161)	(3,303)	(5,500)	(1,387)
Balance at December 31, 2019	$6,308	$845	$370	$1,683	$320

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $1.0 million in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2018 and satisfied during the year ended December 31, 2019.

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

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of December 31, 2019, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $7.5 million. The Company expects to recognize revenue on the remaining performance obligations over the next three years, with the majority being recognized in the next twelve months.

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

Research and Development

Research and development expenses include costs directly attributable to the conduct of research and development programs including personnel costs, materials and supplies associated with design work and prototype development, FDA filing fees and the cost of services provided by outside contractors such as expenses related to clinical trials.  All costs associated with research and development activities are expensed as incurred.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed similar to basic net loss per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options or warrants were exercised and that the proceeds from such exercise were used to acquire shares of common stock at the average market price during the reporting period.  All potentially dilutive common shares were excluded from the calculation because they were anti-dilutive for all annual periods presented.  Potentially dilutive securities excluded from dilutive loss per share were 17,103, 17,147 and 14,761 at December 31, 2019, 2018 and 2017, respectively.

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

Going Concern

Management is responsible for evaluating, and providing disclosure of uncertainties about, the Company’s ability to continue as a going concern. As of December 31, 2019, the Company had cash, cash equivalents and investments of $45,721. Based on management’s evaluation, management concluded there is no substantial doubt or uncertainty about the Company’s ability to meet its obligations within one year from the date the consolidated financial statements were issued.

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

On July 1, 2019, the Company entered into a new operating lease for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. The initial lease term is 12.5 years and the Company may renew the lease, at its option, for one additional renewal period of three years. The landlord delivered possession of the premises to the Company on July 1, 2019 and payment of rent commenced on January 1, 2020.  The lease provides for the payment of fixed base rent and additional rent for operating expenses, insurance premiums and taxes. The Company is performing the build-out of the premises at the Company’s cost with an allowance for tenant improvement to be reimbursed by the landlord up to $1.2 million.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The leases require payment of all executory costs such as maintenance and property taxes. Operating lease costs were $1,391 for the year ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $1,401 for the year ended December 31, 2019 and non-cash operating lease ROU assets obtained in exchange for operating lease obligations were $6,511. As of December 31, 2019, the weighted average discount rate was approximately 8.3% and the weighted average remaining lease term was 8.4 years.

The following table summarizes the Company’s operating lease maturities as of December 31, 2019:

2020	$1,552
2021	1,436
2022	893
2023	638
2024	650
Thereafter	4,933
Total remaining lease payments	10,102
Less: Interest	(3,412)
Total lease liabilities	$6,690

Under the prior leasing standard, future minimum lease payments under operating leases as of December 31, 2018 were as follows:

2019	$566
2020	233
2021	238
2022	60
Thereafter	—
Total future minimum lease payments	$1,097

Rent expense for operating leases was $695 and $656 for the years ended December 31, 2018 and 2017, respectively.

4.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2019	2018
Accrued employee compensation and benefits	$4,479	$3,715
Product returns and sales allowances	9,206	5,927
Other liabilities	2,838	2,355
	$16,523	$11,997

5.	Long-Term Debt

On June 6, 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $35.0 million (the “Term Loan”), under which the Company initially borrowed $25.0 million (“Tranche I”), the proceeds of which are being used for working capital and general corporate purposes. The Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022. Interest accrues at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The interest rate in effect as of December 31, 2019 and 2018 was 9.25% and 9.5%, respectively. Payments under the Loan Agreement are interest only until the first principal payment is due, which was originally on August 1, 2019.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

On June 26, 2019, the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35.0 million to $50.0 million and extended the interest-only payment period of the Term Loan to August 1, 2021, which may be further extended to August 1, 2022 if the Company achieves a certain loan extension milestone. Upon signing of the Amendment, an additional $15.0 million (“Tranche II”) was funded to the Company. The Term Loan maturity date remained July 1, 2022, but may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone. The Company may, but is not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate (“Tranche III”). The Company’s option to request additional advances is available between January 1, 2020 and September 15, 2020.

The Company is required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II and Tranche III, payable upon the earlier of July 1, 2022 or repayment of the loan. The Loan Agreement also imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date

As of December 31, 2019, and 2018, the carrying value of the Term Loan was $40,395 and $25,126, respectively, which consisted of the principal balance outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. The fair value of the Company’s debt is estimated to approximate the carrying value based on management’s understanding of current market conditions and rates it could obtain for similar loans.

Future principal payments under the Term Loan, including the contractual End of Term Charge, are as follows:

2020	$—
2021	16,215
2022	25,440
$41,655

6.	Stockholders’ Equity

In August 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company could offer and sell, from time to time and at its sole discretion, shares of its common stock having an aggregate offering price of up to $30.0 million through Cowen as the Company’s sales agent and/or as principal. Cowen could sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “ATM Facility”.) The Sales Agreement required the Company to pay a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen.

During year ended December 31, 2019, the Company sold 2,307 shares of common stock under the ATM Facility, resulting in net offering proceeds to the Company of $7,781. The Company issued 2,137 shares of common stock pursuant to the Offering and Sales Agreement during the year ended December 31, 2018 resulting in net offering proceeds to the Company of $7,114. No sales of common stock were made in the period ended December 31, 2017.

On June 26, 2019, the Company delivered written notice to Cowen that it was terminating the Sales Agreement effective July 6, 2019, and accordingly the ATM Facility is no longer available for use.

7.	Share-Based Compensation

The Company has an Equity Compensation Plan (the “Plan”), which was amended and restated pursuant to stockholder approval on June 13, 2019 in order to increase the number of shares available for issuance under the Plan by 8,000, extend the term of the Plan and modify certain provisions. The Plan allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The cumulative number of shares that have been authorized for issuance under the Plan to date is 40,200 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 4,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest over a three-year period with a minimum vesting period of one year.  As of December 31, 2019, the Plan had approximately 7,402 shares available for grant.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock option exercises, and the vesting of restricted stock and performance stock awards, are satisfied through the issuance of new shares.

Stock Options

Stock option activity under the Plan as of and for the three years ended December 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2016	11,314	1.84
Granted/Issued	2,986	2.67
Exercised	(1,311)	1.38		2,226
Cancelled/Forfeited	(840)	2.68
Outstanding at December 31, 2017	12,149	2.04
Granted/Issued	2,693	2.72
Exercised	(477)	1.14		768
Cancelled/Forfeited	(286)	2.43
Outstanding at December 31, 2018	14,079	2.19	6.8	8,534
Granted/Issued	2,489	3.01
Exercised	(2,572)	1.76		6,477
Cancelled/Forfeited	(135)	2.81
Outstanding at December 31, 2019	13,861	2.41	6.7	31,713
Exercisable at December 31, 2019	10,033	2.22	5.8	24,835

The per share weighted average fair value of options granted during 2019, 2018 and 2017 was estimated as $1.54, $1.45 and $1.37, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2019	2018	2017
Risk-free interest rate	1.9%	2.8%	1.8%
Annualized volatility	55.7%	53.7%	53.3%
Weighted average expected life, in years	5.5	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Option exercises during 2019, 2018 and 2017 resulted in proceeds of $4,405, $474 and $1,816, respectively, and in the issuance of shares of common stock of 2,529 in 2019, 447 in 2018 and 1,311 in 2017. In 2019 and 2018, certain options were net exercised, whereby the Company withheld 43 and 30 shares, respectively, the fair value of which was equivalent to the aggregate exercise price and tax withholding on the date of exercise  There were no net share exercises in 2017.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The performance stock unit awards and restricted stock unit awards granted under the long-term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2016	1,347	1.50	823	1.39
Granted	689	3.12	689	2.69
Vested/settled	—		(288)	1.49
Forfeited/expired	(581)	2.16	(67)	1.70
Outstanding at December 31, 2017	1,455	2.20	1,157	2.12
Granted	611	2.89	611	2.70
Vested/settled	(173)	2.18	(500)	1.99
Forfeited/expired	(51)	3.01	(42)	2.68
Outstanding at December 31, 2018	1,842	2.41	1,226	2.44
Granted	593	2.99	789	2.92
Incremental shares earned	59	1.25	—	—
Vested/settled	(415)	1.18	(614)	2.19
Forfeited/expired	(238)	1.12	—	—
Outstanding at December 31, 2019	1,841	3.00	1,401	2.82

The outstanding balance of PSU awards is stated at the target number of shares to be awarded upon attainment of certain performance goals. Depending on the outcome of the related performance goals, a recipient may ultimately earn a number of shares that is greater or less than the target number of units granted, ranging from 0% to 150%. The balance of PSU awards outstanding as of December 31, 2019 included 662 units granted in 2017 with a performance period ended December 31, 2019 that were subsequently deemed to be achieved and approved for settlement in the first quarter of 2020 for a total of 388 shares.

In each of the years in the three-year period ended December 31, 2019, the LTIP awards include PSUs that will be earned based on the Company’s total shareholder return (“TSR”) as compared to the Nasdaq Biotechnology Index (“NBI”) at the end of the respective annual performance periods. The fair values of the TSR PSUs granted were determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	2019 Award	2018 Award	2017 Award
Closing stock price on grant date	$2.92	$2.70	$2.66
Performance period starting price	$3.01	$1.92	$2.17
Term of award (in years)	2.55	2.57	2.57
Volatility	63.7%	64.9%	54.6%
Risk-free interest rate	1.79%	2.56%	1.39%
Expected dividend yield	0.00%	0.00%	0.00%
Fair value per TSR PSU	$3.18	$3.27	$3.10

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

LTIP awards are generally net-share settled such that the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remits cash to the appropriate taxing authorities. Total shares withheld for net-settled awards were 409, 211 and 98 in 2019, 2018 and 2017, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $1,131, $543 and $249 in 2019, 2018 and 2017, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting.

Share-based Compensation Expense

The Company incurred compensation costs in connection with share-based awards in each of the years in the three-year period ended December 31, 2019 as follows:

	December 31,
	2019	2018	2017
Stock options	$3,436	$2,956	$2,378
Restricted stock units	1,830	1,173	701
Performance stock units	1,204	798	411
Total share-based compensation expense	$6,470	$4,927	$3,490

As of December 31, 2019, there was $4,780 of total unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of approximately 1.9 years

8.	Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to the IRS annual limits. The Company has elected to make matching contributions to the plan based on a percentage of employee contributions.  For the years ended December 31, 2019, 2018 and 2017, the Company’s contributions to the plan were $993, $814 and $590, respectively.

9.	Sale of Assets

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company previously recorded the gain on sale of assets as it was determined that, based on the satisfaction of certain conditions and the status of remaining closing requirements, it was probable that a significant reversal of the gain would not occur. The final installments received were recorded as a reduction to the related contract asset balance and a cash inflow from investing activities in the consolidated statement of cash flows for the year ended December 31, 2019.

10.	Income Taxes

The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2019. Income (loss) before income taxes was derived from the following jurisdictions:

	2019	2018	2017
U.S.	$(1,734)	$(6,696)	$(16,762)
Switzerland	(293)	181	19
	$(2,027)	$(6,515)	$(16,743)

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2019, 2018 and 2017 as follows:

	2019	2018	2017
Statutory income tax rate	(21.0)%	(21.0)%	(34.0)%
State income taxes	(14.4)	(3.8)	(6.1)
Valuation allowance increase	59.9	20.8	(102.0)
Effect of foreign operations	1.0	(0.2)	—
Change in unused net operating loss and credit carryforwards	(24.7)	(3.9)	2.7
Stock-based compensation	(22.3)	(0.2)	(3.5)
162(m) limitation	18.2	2.9	—
Nondeductible items	1.8	3.2	(1.6)
Impact of Tax Cuts and Jobs Act	1.5	2.2	144.5
	0.0%	0.0%	0.0%

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Deferred tax assets (liabilities) as of December 31, 2019 and 2018 consist of the following:

	2019	2018
Gross deferred tax assets:
Net operating loss carryforward – U.S.	$41,780	$42,966
Net operating loss carryforward – Switzerland	52	7
Research and development tax credit carryforward	7,559	6,891
Deferred revenue	—	105
Stock-based compensation	1,999	2,324
Inventory reserve	307	440
Compensation accruals	1,154	904
Product reserves	2,329	1,302
Operating lease liabilities	1,763	—
163j interest expense limitation	475	438
Amortization	585	562
Other	61	329
Total deferred tax assets	58,064	56,268
Deferred tax liabilities:
Depreciation	(1,807)	(1,511)
Right-of-use asset, operating leases	(1,648)	—
Installment obligations	—	(1,363)
Total deferred tax liabilities	(3,455)	(2,874)
Net deferred tax asset before valuation allowance	54,609	53,394
Less valuation allowance	(54,609)	(53,394)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $54,609 and $53,394, respectively.  The total valuation allowance increased $1,215 for the year ended December 31, 2019 and increased $1,356 for the year ended December 31, 2018.

At both December 31, 2019 and 2018, the Company had deferred tax assets, net of valuation allowances, of zero.  In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or in which net operating loss or tax credit carryforwards can be utilized.  After considering both positive and negative evidence with respect to the U.S. deferred tax assets, management determined that as of December 31, 2019, it continues to be more likely than not that the U.S. deferred tax assets will not be realized and has recorded a valuation allowance against all U.S. deferred tax assets.

The Company has a U.S. federal net operating loss carryforward at December 31, 2019 of $166,196, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. If not used, the portion of the carryforward generated before 2018 will expire in years 2020 through 2037, and the net operating loss carryforward generated in 2018, 2019 and any future years will carry forward indefinitely. Additionally, the Company has U.S. Research Credit carryforwards of $6,888. These credits expire in years 2020 through 2039.

Utilization of U.S. net operating losses and tax credits of the Company may be subject to annual limitations under IRC Sections 382 and 383, respectively. The Company anticipates net operating losses will be utilized against current year U.S. taxable income. The annual limitations, for tax years other than 2019, if any, have not yet been determined.  When a review is performed and if any annual limitations are determined, then the gross deferred tax assets for the net operating losses and tax credits would be reduced with a reduction in the valuation allowance of a like amount.

The Company also has a Swiss net operating loss carryforward at December 31, 2019, of $365, which is available to reduce income taxes payable in future years. If not used, this carryforward will begin to expire in 2023.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of December 31, 2019 and 2018, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months. The Company is subject to federal and state examinations for the years 2013 and thereafter. There are no tax examinations currently in progress.

11.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by major types and sources:

	For the Years Ended December 31,
	2019	2018	2017
Proprietary product sales	$39,215	$17,532	$17,946
Partnered product sales	52,888	30,338	23,749
Total product revenue	92,103	47,870	41,695
Licensing and development revenue	7,529	6,753	11,171
Royalties	24,232	8,931	1,649
Total revenue	$123,864	$63,554	$54,515

Revenues disaggregated by customer geographic location are summarized as follows:

	For the Years Ended December 31,
	2019	2018	2017
United States of America	$120,231	$57,033	$48,924
Europe	3,463	6,157	5,061
Other	170	364	530
	$123,864	$63,554	$54,515

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	For the Years Ended December 31,
	2019	2018	2017
Teva	41%	31%	38%
AMAG	20%	29%	16%
AmerisourceBergen(1)	10%	11%	11%
McKesson (1)	<10%	12%	16%
Ferring	<10%	11%	10%

(1)	Revenue from sales to distributors, net of estimated sales returns and allowances based on shipments.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

12.	Commitments and Contingencies

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2019
Total revenues	$23,286	$28,433	$34,306	$37,839
Gross profit	12,340	15,992	21,244	23,813
Net income (loss)	(5,539)	(2,226)	1,043	4,695
Net income (loss) per common share (1)	(0.03)	(0.01)	0.01	0.03
Weighted average shares, basic	160,446	162,734	163,119	163,952
Weighted average shares, diluted	160,446	162,734	168,503	171,238
2018
Total revenues	$12,703	$14,162	$17,868	$18,821
Gross profit	5,517	7,202	10,579	9,191
Net income (loss)	(6,193)	(4,520)	(1,936)	6,134
Net income (loss) per common share (1)	(0.04)	(0.03)	(0.01)	0.04
Weighted average shares, basic	156,724	157,024	157,471	158,389
Weighted average shares, diluted	156,724	157,024	157,471	162,810

(1)

Net income (loss) per common share is computed based upon the net income or loss divided by the weighted average number of shares outstanding during each period. Basic and diluted weighted average shares and income (loss) per share amounts were identical for the periods in which the Company generated net losses, as the effect of potential common shares were anti-dilutive. For the periods in which the Company generated net income, the weighted average shares on a fully diluted basis, taking into consideration the effects of dilutive stock options, restricted stock and performance stock awards for the periods in which the Company generated net income, resulted in the income per share being mathematically the same on both a basic and diluted basis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

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

Based on the Company’s assessment using the COSO Internal Control-Integrated Framework (2013) criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2020 annual meeting and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2020 annual meeting and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2020 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2020 annual meeting, and is incorporated herein by reference.

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

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2020 annual meeting and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2020 annual meeting and is incorporated herein by reference. The following table provides information about our equity compensation plans as of December 31, 2019 (in thousands, except exercise price):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	13,861	$2.41	7,402
Equity compensation plans not approved by security holders	None	None	None

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2020 annual meeting and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2020 annual meeting and is incorporated herein by reference.

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

4.4+

Antares Pharma, Inc. Equity Compensation Plan, as amended and restated, and approved by stockholders (Filed as Exhibit 4.1 to the Company’s Form S-8 filed July 23, 2019 and incorporated herein by reference.)

4.5#	Description of Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, attached to this Form 10-K as Exhibit 4.5.

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

10.2

Lease Agreement between Princeton South Investors, LLC and Antares Pharma, Inc., dated February 3, 2012 (Filed as exhibit 10.21 to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.)

10.3

First Amendment to Lease between Princeton South Investors, LLC and Antares Pharma, Inc., dated January 28, 2013. (Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.)

Exhibit No.	Description

10.4

Second Amendment to Lease between Princeton South Investors, LLC and Antares Pharma, Inc., dated December 4, 2013. (Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.)

10.5	Third Amendment to Lease between Princeton Office Center, LLC and Antares Pharma, Inc., dated May 7, 2019. (Filed as Exhibit 10.1 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.6

Lease Agreement between St. Paul Fire and Marine Insurance Company and Antares Pharma, Inc., dated December 20, 2013. (Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.)

10.7	Lease Agreement by and between Antares Pharma, Inc. and Whitewater Properties I, LLC dated July 1, 2019. (Filed as Exhibit 10.1 to Form 8-K on July 5, 2019 and incorporated herein by reference.)

10.8+	Antares Pharma, Inc. Severance Plan, dated May 29, 2014. (Filed as Exhibit 10.4 to Form 10-Q on August 7, 2014 and incorporated herein by reference.)

10.9

Form of Indemnification Agreement between Antares Pharma, Inc. and each of its directors and executive officers. (Filed as exhibit 10.9 to Form 10-K on March 12, 2019 and incorporated herein by reference.)

10.10

Loan and Security Agreement, dated as of June 6, 2017 by and among Antares Pharma, Inc. and Hercules Capital, Inc. and the several other banks and other financial institutions or entities from time to time party to the Loan Agreement (Filed as exhibit 10.1 to Form 8-K on June 7, 2017 and incorporated herein by reference.)

10.11

First Amendment to Loan and Security Agreement, dated as of June 26, 2019 by and among Antares Pharma, Inc. and Hercules Capital, Inc. and the several other banks and other financial institutions or entities from time to time party to the Loan Agreement (Filed as exhibit 10.1 to Form 8-K on June 27, 2019 and incorporated herein by reference.)

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

10.16+	Employment Agreement effective October 31, 2016 between Antares Pharma, Inc. and Fred M. Powell (Filed as exhibit 10.1 to Form 10-Q on November 9, 2016 and incorporated herein by reference.)

10.17+	Form of Nonqualified Stock Option Grant Agreement (Filed as exhibit 10.4 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.18+	Form of Restricted Stock Unit Grant Agreement (Filed as exhibit 10.5 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.19+	Form of Restricted Stock Grant Agreement (Filed as exhibit 10.6 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.20+	Form of Performance Stock Unit Grant Agreement (Filed as exhibit 10.6 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.21+	Form of Nonqualified Stock Option Grant Agreement (Non-Employee Director) (Filed as exhibit 10.7 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.22+	Form of Restricted Stock Unit Grant Agreement (Non-Employee Director). (Filed as exhibit 10.8 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

23.1 #	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 #	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
31.2 #	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 ##	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2 ##	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS #	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of March 2020.

ANTARES PHARMA, INC.

/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 3, 2020.

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