Form 10-Q
period 2020-03-31
ANTARES PHARMA, INC.
filed 2020-05-05
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________

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

Large accelerated filer	☐	Accelerated filer	☒

Non–accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

As of May 1, 2020, the registrant had 165,560,401 shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,814	$23,201
Short-term investments	16,503	22,520
Accounts receivable	31,412	35,074
Inventories	17,309	16,000
Contract assets	9,929	8,235
Prepaid expenses and other current assets	3,365	3,416
Total current assets	112,332	108,446
Equipment, molds, furniture and fixtures, net	16,223	15,961
Operating lease right-of-use assets	5,193	5,463
Goodwill	1,095	1,095
Intangibles, net	448	478
Other assets	1,513	1,308
Total Assets	$136,804	$132,751
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,184	$12,905
Accrued expenses and other liabilities	15,743	16,523
Operating lease liabilities, current portion	1,286	1,249
Deferred revenue	2,048	1,738
Total current liabilities	37,261	32,415
Long-term debt	40,521	40,395
Operating lease liabilities, long-term	5,224	5,441
Total liabilities	83,006	78,251
Stockholders’ Equity:
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 165,560 and 165,221 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,656	1,652
Additional paid-in capital	334,025	332,377
Accumulated deficit	(281,183)	(278,827)
Accumulated other comprehensive loss	(700)	(702)
	53,798	54,500
Total Liabilities and Stockholders’ Equity	$136,804	$132,751

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Product sales	$27,097	$18,300
Licensing and development revenue	1,755	915
Royalties	4,227	4,071
Total revenue	33,079	23,286
Cost of revenue:
Cost of product sales	14,014	10,568
Cost of development revenue	1,033	378
Total cost of revenue	15,047	10,946
Gross profit	18,032	12,340
Operating expenses:
Research and development	2,981	2,387
Selling, general and administrative	16,422	14,935
Total operating expenses	19,403	17,322
Operating loss	(1,371)	(4,982)
Interest expense	(1,061)	(661)
Other income	76	104
Net loss	$(2,356)	$(5,539)
Net loss per common share, basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	165,429	160,446

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Net loss	$(2,356)	$(5,539)
Foreign currency translation adjustment	2	(3)
Comprehensive loss	$(2,354)	$(5,542)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	$54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	218	2	(599)	—	—	(597)
Exercise of options	121	2	269	—	—	271
Share-based compensation	—	—	1,978	—	—	1,978
Net loss	—	—	—	(2,356)	—	(2,356)
Other comprehensive income	—	—	—	—	2	2
March 31, 2020	165,560	$1,656	$334,025	$(281,183)	$(700)	$53,798

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001
Issuance of common stock	2,307	$23	$7,762	—	—	7,785
Common stock issued under equity compensation plan, net of shares withheld for taxes	288	3	(411)	—	—	(408)
Exercise of options	212	2	348	—	—	350
Share-based compensation	—	—	1,366	—	—	1,366
Cumulative effect of change in accounting principle	—	—	—	116	—	116
Net loss	—	—	—	(5,539)	—	(5,539)
Other comprehensive loss	—	—	—		(3)	(3)
March 31, 2019	162,528	$1,625	$323,972	$(282,223)	$(706)	$42,668

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,356)	$(5,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,978	1,366
Depreciation and amortization	570	678
Other	144	67
Changes in operating assets and liabilities:
Accounts receivable	3,663	(10,799)
Inventories	(1,309)	(2,028)
Contract assets	(1,694)	997
Prepaid expenses and other assets	(154)	(1,364)
Accounts payable	5,479	4,137
Accrued expenses and other liabilities	(1,051)	(25)
Deferred revenue	310	520
Net cash provided by (used in) operating activities	5,580	(11,990)
Cash flows from investing activities:
Purchases of equipment, molds, furniture and fixtures	(641)	(391)
Proceeds from maturities of investment securities	6,000	—
Net cash provided by (used in) investing activities	5,359	(391)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	7,785
Proceeds from exercise of stock options	271	350
Taxes paid related to net share settlement of equity awards	(597)	(408)
Net cash provided by (used in) financing activities	(326)	7,727
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash and cash equivalents	10,613	(4,654)
Cash and cash equivalents:
Beginning of period	23,201	27,892
End of period	$33,814	$23,238
Supplemental disclosure of cash flow information:
Cash paid for interest	$935	$594
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$1,131	$399

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

1.	Description of Business

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using advanced drug delivery technology to enhance existing drug compounds and delivery methods. Our injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed several significant strategic alliances with partners including Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Pfizer Inc. (“Pfizer”) and Idorsia Pharmaceuticals Ltd (“Idorsia”).

The Company markets and sells in the U.S. its proprietary products XYOSTED® (testosterone enanthate) injection, which is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, and OTREXUP® (methotrexate) injection, which is indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

Through our commercialization partner Teva, we sell Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine and cluster headache in adults.

In collaboration with AMAG, we developed a subcutaneous auto injector and are the exclusive supplier of devices and the final assembled and packaged commercial product of AMAG’s Makena® (hydroxyprogesterone caproate injection) subcutaneous auto injector, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered at least one preterm baby in the past.

Through a license, development and supply agreement with Teva, Antares developed and is the exclusive supplier of the device for Teva’s Epinephrine Injection USP, which is indicated for emergency treatment of severe allergic reactions in adults and certain pediatric patients.

The Company is also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, a combination drug device product with Idorsia, and has other ongoing internal and partnered research and development programs.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Accounting Pronouncements Recently Adopted

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-15 Customers’ Accounting for Implementation Costs Incurred in Cloud Computing Arrangement that is a Service Contract, effective January 1, 2020. This ASU provides new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, entities apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

The Company adopted ASU No. 2018-18 Clarifying the Interaction Between Topic 808 and 606, effective January 1, 2020. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for under the revenue guidance, adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard, and clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

the revenue standard. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

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

Investments

From time to time, the Company invests in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  The Company’s short-term investments had a carrying value of $16,503 and $22,520 as of March 31, 2020 and December 31, 2019, respectively, which approximated fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $350, and $464 at March 31, 2020 and December 31, 2019, respectively.  Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Inventories:
Raw material	$325	$325
Work in process	8,383	8,390
Finished goods	8,601	7,285
	$17,309	$16,000

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. As of March 31, 2020 and December 31, 2019, the Company’s equipment, molds, furniture and fixtures totaled $16,223 and $15,961, respectively, which is presented net of accumulated depreciation of $10,309 and $9,769 as of March 31, 2020 and December 31, 2019, respectively.

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $780 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2019 and satisfied during the three months ended March 31, 2020.

License fees and milestones received in exchange for the grant of a license to the Company’s functional intellectual property such as patented technology and know-how in connection with a partnered development arrangement are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is not generally distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of March 31, 2020, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $25.2 million. The Company expects to recognize revenue on the remaining performance obligations over the next five years.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

3.	Share-Based Compensation

The Company has an Equity Compensation Plan (the “Plan”), which allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. The Company also has a long-term incentive program (“LTIP”), pursuant to which the Company’s senior executives have been awarded stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”).

The following is a summary of stock option activity under the Plan as of and for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2019	13,861	$2.41
Granted	—	—
Exercised	121	2.23
Cancelled/Forfeited	—	—
Outstanding at March 31, 2020	13,740	2.41	6.4	$3,532
Exercisable at March 31, 2020	10,255	$2.24	5.6	$3,530

The following is a summary of PSU and RSU award activity under the Plan as of and for the three months ended March 31, 2020:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,841	$3.00	1,401	$2.82
Granted	—	—	—	—
Incremental shares earned	77	—	—	—
Vested/settled	(388)	3.11	—	—
Forfeited/expired	(351)	3.13	—	—
Outstanding at March 31, 2020	1,179	$3.01	1,401	$2.82

The PSUs granted to senior executives under the LTIP are expressed as a target number of shares in the table above and may be earned based upon the Company’s achievement of certain corporate development goals, net revenue goals and total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index over the performance period, which is generally a three-year period. Depending on the outcome of the performance goals, a recipient may ultimately earn a number of shares greater or less than the target number of shares granted, ranging from 0% to 150%. The fair value of the TSR PSUs are expensed over the performance period and determined using a Monte Carlo simulation. The grant date fair value of PSUs that are not tied to market-based performance are expensed over the remaining performance period when it becomes probable that the related goal will be achieved.

The LTIP awards that vested during the three months ended March 31, 2020 and 2019 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 170 and 127 shares during the three months ended March 31, 2020 and 2019, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $597 and $408 during the three months ended March 31, 2020 and 2019, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

In connection with Plan awards, the Company recognized share-based compensation expense for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended
	March 31,
	2020	2019
Stock options	$882	$908
Restricted stock units	557	331
Performance stock units	539	127
Total share-based compensation expense	$1,978	$1,366

4.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three months ended March 31,
	2020	2019
Proprietary product sales	$12,566	$4,771
Partnered product sales	14,531	13,529
Total product revenue	27,097	18,300
Licensing and development revenue	1,755	915
Royalties	4,227	4,071
Total revenue	$33,079	$23,286

Revenues disaggregated by customer location are as follows:

	Three Months Ended
	March 31,
	2020	2019
United States of America	$32,470	$21,185
Europe	609	2,090
Other	—	11
	$33,079	$23,286

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Teva	42%	46%
AMAG	16%	20%
AmerisourceBergen Corporation	12%	<10%
McKesson Corporation	11%	<10%
Cardinal Health	10%	<10%
Ferring	<10%	13%

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

5.	Loss Per Share

Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. The potentially dilutive stock options and other share-based awards excluded from the calculation of loss per share because their effect was anti-dilutive totaled 16,320 and 16,332 at March 31, 2020 and 2019, respectively.

6.	Commitments and Contingencies

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

•

our expectations regarding AMAG Pharmaceuticals, Inc. (“AMAG”) ability to continue to successfully commercialize the Makena® subcutaneous auto injector, whether the FDA will pursue the withdrawal of approval for the Makena® subcutaneous auto injector following the October 2019 FDA advisory committee meeting, and continued future sales to AMAG and royalty revenue from the same;

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
•

our expectations about our development activities with Idorsia Pharmaceuticals Ltd (“Idorsia”), including the timing and results of the clinical bridging and Phase 3 clinical trial of the drug device combination product for Selatogrel, a new chemical entity (“NCE”) being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI, and the potential future FDA and global regulatory approval of the same;

•

our expectations about our research and development projects, including but not limited to ATRS-1901 and ATRS-1902, the timing and results of clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;

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

•	our sales and marketing plans;
•	our expectation about our future revenues, including the 2020 revenue guidance, our cash flows and our ability to support our operations and achieve or maintain profitability;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regard to current accounting practices and the potential impact of new accounting pronouncements and tax legislation;
•	our expectations about the COVID-19 pandemic and any potential disruption or impact to our operations or cash flows;
•	other statements regarding matters that are not historical facts or statements of current condition.

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•	business interruptions and any financial or operational impact as a result of COVID-19;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva and Pfizer and Idorsia;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•	our inability to generate or sustain continued growth in product sales and royalties;
•	the lack of market acceptance of our and our partners’ products and future revenues from these products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
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

In addition, you should refer to the “Risk Factors” sections of this report and of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered parenteral pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our patented drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. Our injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development.  We have formed several significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG, Pfizer and Idorsia.

We market and sell, in the U.S., our proprietary product XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. XYOSTED® was approved by the FDA on September 28, 2018 and launched for commercial sale in late 2018.

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

In collaboration with Teva, we developed a version of our VIBEX® auto injector for use in a generic epinephrine auto injector product that was approved by the FDA in August 2018 and launched in late fourth quarter of 2018.  Teva’s Epinephrine Injection USP is indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients and was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Mylan, Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We are the exclusive supplier of the device and Teva is responsible for commercialization and distribution of the finished product, for which we also receive royalties on Teva’s net sales.

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

Recent Developments

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China, and has since spread to over 150 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and states in the U.S. have reacted to the outbreak by instituting quarantine, shelter-in-place or stay-at-home orders, mandating school and business closures for non-essential services and restricting travel and public gatherings.

As of the date of this report, we have not experienced any significant disruptions in our operations or supply chain and continue to monitor the situation and potential effects on our business, suppliers and workforce. We are also taking several measures to minimize the impact of the current closures and quarantines on our business operations. For example, most of our executive and administrative functions are working remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply. Our sales force has been subject to limitations on their ability to physically visit physicians, however, we have implemented alternative means of coverage such as virtual sales calls and meetings and are leveraging our social media presence to connect with our existing and potential customers and healthcare professionals. While our sales force works remotely, the various stay-at-home orders and restrictions have also limited patient access to physicians, and we have experienced, and may continue to experience, a decrease in new prescriptions for our proprietary products. Our partners may also experience a decrease in demand for our partnered products due to the COVID-19 pandemic or the related restrictions.

While we have taken measures to help minimize the potential impact of the pandemic and various government orders, and believe any potential or significant disruption, when and if experienced, could be temporary, there is uncertainty around the timing and magnitude of a potential disruption, and the duration and potential impact. As a result, we are unable to estimate the potential impact on our operations or cash flows as of the date of this filing. For more information on these risks, see “Part II — Item 1A. Risk Factors — We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions.”

Results of Operations

We reported a net loss of $2.4 million for the three months ended March 31, 2020 as compared to $5.5 million for the three months ended March 31, 2019. Our net loss per share was $0.01 and $0.03 for the three months ended March 31, 2020 and 2019, respectively. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The following is an analysis and discussion of our operations for the three months ended March 31, 2020 as compared to the same period in 2019.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended March 31, 2020 and 2019 was $33.1 million and $23.3 million, respectively, representing an increase in total revenue of 42% on a comparative basis. The following table provides details about the components of our revenue (in thousands):

	Three months ended March 31,
	2020	2019
Proprietary product sales	$12,566	$4,771
Partnered product sales	14,531	13,529
Total product revenue	27,097	18,300
Licensing and development revenue	1,755	915
Royalties	4,227	4,071
Total revenue	$33,079	$23,286

Product Revenue

Revenue from product sales was $27.1 million and $18.3 million for the three months ended March 31, 2020 and 2019, respectively, an increase of 48% on a period over period basis. The increases in product revenue were driven primarily by sales of recently approved products, both proprietary and partnered, as discussed below.

Sales of our proprietary products XYOSTED® and OTREXUP®, which are presented net of estimated product returns and sales allowances, generated revenue of $12.6 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in proprietary product sales for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 were principally attributable to sales of XYOSTED®, which was launched for commercial sale in late 2018 and grew steadily in 2019.

We manufacture and sell devices, components and fully assembled and packaged product to our partners Teva, AMAG and formerly Ferring. Partnered product sales were $14.5 million and $13.5 million for the three months ended March 31, 2020 and 2019, respectively. The increase in revenue from sales of partnered products for the three months ended March 31, 2020 as compared to the same period in 2019 is primarily attributable to sales of auto injector devices to Teva for use with their generic Epinephrine Injection USP and an increase in revenue from Makena® subcutaneous auto-injectors produced for AMAG, offset by decreases in sales from needle-free devices to Ferring and shipments of Sumatriptan Injection USP to Teva.

Licensing and development revenue

Licensing and development revenue includes license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue was $1.8 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase in licensing and development revenue recognized for the three months ended March 31, 2020 as compared to the same period in 2019 was a result of an increase in development activities from the ongoing development programs with Pfizer and the new development project with Idorsia that was announced in the fourth quarter of 2019.

Royalties

Royalty revenue was $4.2 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. The net increase in royalty revenue was a result of an overall increase in royalties from Teva on their net sales of Epinephrine Injection USP, offset by a decrease in royalties from AMAG on their net sales of the Makena® subcutaneous auto injector.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three months ended March 31,
	2020	2019
Total revenue	$33,079	$23,286
Total cost of revenue	15,047	10,946
Gross profit	$18,032	$12,340
Gross profit percentage	55%	53%

Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. Our gross profit was $18.0 million and $12.3 million for the three months ended March 31, 2020 and 2019, respectively.  The increase in our gross profit and gross profit percentage was primarily attributable to the increase in our proprietary product sales, which have a higher gross margin than partnered product sales. Other variations in cost of revenue and gross profit were attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $3.0 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively, and were attributable to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.4 million and $14.9 million for three months ended March 31, 2020 and 2019, respectively. The increases in selling, general and administrative expenses were principally attributable to incremental sales and marketing costs incurred in connection with the sales and marketing of XYOSTED® and an increase in general and administrative expenses, primarily due to increased compensation costs.

Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents of $33.8 million and short-term investments of $16.5 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities and other operating expenses. We have not historically generated enough revenue or operating cash flow to support or grow our operations and our primary sources of liquidity and capital have been proceeds from equity offerings and debt issuance. However, we believe that the combination of our current cash and cash equivalents, investments, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-term Debt Financing

The Company is party to a loan and security agreement, as amended, (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $50.0 million (the “Term Loan”), under which the Company has borrowed $40.0 million as of March 31, 2020. The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, provides for payments of interest-only until August 1, 2021 and matures on July 1, 2022, which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

The Company may, but is not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate. The option to request additional advances is available between January 1, 2020 and September 15, 2020 and the interest-only payment period of the Term Loan may be extended to August 1, 2022. The Company is required to pay an end of term fee equal to 4.25% of the first $25.0 million and 3.95% of all other borrowings under the loan, payable upon the earlier of July 1, 2022 or repayment of the loan.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash from operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash provided by operating activities was $5.6 million for the three months ended March 31, 2020 as compared to net cash used in operating activities of $12.0 million for the three months ended March 31, 2019.  The change in the net cash from operating activities was primarily a result of our smaller net loss in 2020 as compared to 2019 and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $5.4 million for the three months ended March 31, 2020 as compared to $0.4 million used in investing activities for the three months ended March 31, 2019.  The net cash provided by investing activities for the three months ended March 31, 2020 was attributable to $6.0 million in maturities of short-term investments offset by capital expenditures of $0.6 million. Cash used in investing activities for the three months ended March 31, 2019 was solely for capital expenditures.

Net Cash Flows from Financing Activities

The net cash flow used in financing activities was $0.3 million for the three months ended March 31, 2020, and consisted of $0.3 million in proceeds from the exercise of stock options offset by $0.6 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash provided by financing activities for the three months ended March 31, 2019 was $7.7 million, which included $7.8 million in net cash proceeds received from sales of our common stock through an at-the-market selling agreement and $0.4 million in proceeds from the exercise of stock options offset by $0.4 million paid to taxing authorities in connection with net-share settled stock-based awards.

Contractual Obligations

There have been no significant changes to our contractual obligations and arrangements reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

Critical Accounting Policies and Use of Estimates

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

The accounting policies we believe to be most critical to understanding our results of operations and financial condition related to revenue recognition and inventory valuation, which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended March 31, 2020 was not material.

We may also be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $40.0 million accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower annual interest expense of $400,000.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions.

In December 2019, a novel strain of the coronavirus (COVID-19) surfaced in Wuhan, China. Since COVID-19 first emerged, the virus has now spread to over 150 countries including every state in the United States and has evolved into a global pandemic according to the World Health Organization. The United States and many other countries have declared a national emergency with respect to the COVID-19 outbreak. The outbreak and government measures taken in response have severely impacted global economic activity. Many countries and almost all states in the United States have reacted to the outbreak by implementing stay-at-home or quarantine orders, mandating certain business and school closures and restricting travel. In response to the COVID-19 pandemic, most of our executive and administrative functions are working remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply.  We have also suspended face to face activity for our field-based employees and are utilizing virtual meeting platforms and other forms of social media to connect with our existing and potential customers and healthcare professionals. While our sales force works remotely, the various stay-at-home orders and restrictions have limited patient access to physicians, and we have experienced, and may continue to experience, a decrease in new prescriptions for our proprietary products. Our partners may also experience a decrease in demand for our partnered products due to the COVID-19 pandemic or the related restrictions. While we have taken measures to help minimize the potential impact of the various government orders, the effects of these restrictions may negatively impact productivity and demand for our products, disrupt our business and delay development programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These restrictions and others in the future, as well as the continued uncertainty on the duration, scope and severity of the outbreak, could negatively impact our business, operating results and financial condition.

We currently rely on many third parties to source API and drug product, manufacture and assemble our devices, distribute finished products and provide various logistics activities for our business.  If any of these third parties are adversely impacted by the COVID-19 pandemic or the restrictions resulting from the outbreak, for example, one of our third party manufacturer’s facility had a temporary shutdown as a result of a positive COVID-19 diagnosis by an employee, we may experience delays or disruptions in our product supply chain which could have a material and adverse impact on our business. The ongoing spread of COVID-19 in the United States and the mitigation measures imposed may limit healthcare professional interaction, curtail patient visits to physicians and reduce the demand for our products in the future which could have a material adverse impact on our business. Moreover, to the extent that we or our partners are conducting clinical trials, the COVID-19 pandemic could cause delays or disruptions in these or future development programs. The COVID-19 pandemic could potentially impact the FDA or other regulatory authorities which could cause delays in meetings or review of pending applications or submissions and impact our business.

While the full economic impact and duration of the COVID-19 pandemic and the mitigation measures may be difficult to assess or predict at this time, global economic conditions  have already been adversely affected by the COVID-19 crisis and these conditions could have an adverse effect on our business including demand for our product, future revenue and operating results. Many economists predict that the United States and global economies will enter a recession as a result of COVID-19 in the coming months which could materially affect our business. The COVID-19 pandemic has also had an adverse impact on the financial markets including our current stock price and continued and further disruption of the global financial markets could further negatively impact the price of our common stock and reduce our ability to access capital in the future, if required.

The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impact to our business or the economy as a whole and these effects could have a material and adverse impact on our business and operations.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factor” section of our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described herein and in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Document

104#	Cover Page Interactive Data File (the cover page interactive data does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.

May 5, 2020	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2020	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)