Form 10-Q
period 2020-06-30
ANTARES PHARMA, INC.
filed 2020-08-06
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 166,093,874 shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$43,558	$23,201
Short-term investments	7,992	22,520
Accounts receivable	34,293	35,074
Inventories	19,605	16,000
Contract assets	7,013	8,235
Prepaid expenses and other current assets	3,302	3,416
Total current assets	115,763	108,446
Equipment, molds, furniture and fixtures, net	19,452	15,961
Operating lease right-of-use assets	4,860	5,463
Other assets	3,049	2,881
Total Assets	$143,124	$132,751
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,071	$12,905
Accrued expenses and other liabilities	18,332	16,523
Operating lease liabilities, current portion	1,230	1,249
Deferred revenue	2,341	1,738
Total current liabilities	39,974	32,415
Long-term debt	40,647	40,395
Operating lease liabilities, long-term	4,980	5,441
Other long-term liabilities	194	—
Total liabilities	85,795	78,251
Stockholders’ Equity:
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 166,085 and 165,221 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,661	1,652
Additional paid-in capital	335,372	332,377
Accumulated deficit	(279,008)	(278,827)
Accumulated other comprehensive loss	(696)	(702)
	57,329	54,500
Total Liabilities and Stockholders’ Equity	$143,124	$132,751

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product sales	$24,665	$20,620	$51,762	$38,920
Licensing and development revenue	2,687	2,239	4,442	3,154
Royalties	5,032	5,574	9,259	9,645
Total revenue	32,384	28,433	65,463	51,719
Cost of revenue:
Cost of product sales	10,927	10,713	24,941	21,281
Cost of development revenue	1,550	1,728	2,583	2,106
Total cost of revenue	12,477	12,441	27,524	23,387
Gross profit	19,907	15,992	37,939	28,332
Operating expenses:
Research and development	2,417	2,494	5,398	4,881
Selling, general and administrative	14,448	15,087	30,870	30,022
Total operating expenses	16,865	17,581	36,268	34,903
Operating income (loss)	3,042	(1,589)	1,671	(6,571)
Interest expense	(967)	(712)	(2,028)	(1,373)
Other income	100	75	176	179
Net income (loss)	$2,175	$(2,226)	$(181)	$(7,765)
Net income (loss) per common share, basic and diluted	$0.01	$(0.01)	$(0.00)	$(0.05)
Weighted average common shares outstanding:
Basic	165,703	162,734	165,566	161,596
Diluted	169,228	162,734	165,566	161,596

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$2,175	$(2,226)	$(181)	$(7,765)
Foreign currency translation adjustment	4	2	6	(1)
Comprehensive income (loss)	$2,179	$(2,224)	$(175)	$(7,766)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
March 31, 2020	165,560	$1,656	$334,025	$(281,183)	$(700)	$53,798
Common stock issued under equity compensation plan, net of shares withheld for taxes	451	4	(757)			(753)
Exercise of options	74	1	117	—	—	118
Share-based compensation	—	—	1,987	—	—	1,987
Net income	—	—	—	2,175	—	2,175
Other comprehensive income	—	—	—	—	4	4
June 30, 2020	166,085	$1,661	$335,372	$(279,008)	$(696)	$57,329

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	$54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	669	7	(1,357)	—	—	(1,350)
Exercise of options	195	2	387	—	—	389
Share-based compensation	—	—	3,965	—	—	3,965
Net income (loss)	—	—	—	(181)	—	(181)
Other comprehensive income	—	—	—	—	6	6
June 30, 2020	166,085	$1,661	$335,372	$(279,008)	$(696)	$57,329

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
March 31, 2019	162,528	$1,625	$323,972	$(282,223)	$(706)	$42,668
Issuance of common stock	—	—	(5)	—	—	(5)
Common stock issued under equity compensation plan, net of shares withheld for taxes	366	4	(659)			(655)
Exercise of options	159	2	132	—	—	134
Share-based compensation	—	—	1,635	—	—	1,635
Net loss	—	—	—	(2,226)	—	(2,226)
Other comprehensive loss	—	—	—	—	2	2
June 30, 2019	163,053	$1,631	$325,075	$(284,449)	$(704)	$41,552

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001
Issuance of common stock	2,307	23	7,757	—	—	7,780
Common stock issued under equity compensation plan, net of shares withheld for taxes	654	7	(1,070)	—	—	(1,063)
Exercise of options	371	4	480	—	—	484
Share-based compensation	—	—	3,001	—	—	3,001
Cumulative effect of change in accounting principle	—	—	—	116	—	116
Net loss	—	—	—	(7,765)	—	(7,765)
Other comprehensive loss	—	—	—		(1)	(1)
June 30, 2019	163,053	$1,631	$325,075	$(284,449)	$(704)	$41,552

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(181)	$(7,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,965	3,000
Depreciation and amortization	1,132	1,338
Other	519	154
Changes in operating assets and liabilities:
Accounts receivable	785	(5,654)
Inventories	(3,605)	(3,885)
Contract assets	1,222	1,657
Prepaid expenses and other assets	(106)	(506)
Accounts payable	3,680	507
Accrued expenses and other liabilities	1,247	443
Deferred revenue	603	(471)
Net cash provided by (used in) operating activities	9,261	(11,182)
Cash flows from investing activities:
Proceeds from sale of assets	—	2,500
Purchases of equipment, molds, furniture and fixtures	(2,444)	(1,104)
Proceeds from maturities of investment securities	14,500	—
Net cash provided by investing activities	12,056	1,396
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	15,000
Payment of debt issuance costs	—	(136)
Proceeds from issuance of common stock, net	—	7,781
Proceeds from exercise of stock options	389	484
Taxes paid related to net share settlement of equity awards	(1,350)	(1,063)
Net cash provided by (used in) financing activities	(961)	22,066
Effect of exchange rate changes on cash	1	(1)
Net increase in cash and cash equivalents	20,357	12,279
Cash and cash equivalents:
Beginning of period	23,201	27,892
End of period	$43,558	$40,171
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,810	$1,201
Supplemental disclosure of non-cash investing activities:
Purchases of equipment, molds, furniture and fixtures recorded in accounts payable and accrued expenses	$3,334	$106

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

The Company directly markets and sells two proprietary products in the United States, XYOSTED® (testosterone enanthate) injection and OTREXUP® (methotrexate) injection. XYOSTED® (testosterone enanthate) injection is indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, and OTREXUP® (methotrexate) injection is indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.

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

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

However, in October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses, Derivatives and Hedging, and Leases: Effective Dates, which deferred the effective date of ASU 2016-13 for certain entities, including those that are eligible to be smaller reporting companies. A company’s determination about whether it is eligible for the deferral is a one-time assessment as of November 15, 2019 based on its most recent determination of its small reporting company eligibility as of the last business day of the most recently completed second quarter. Based on this determination, the Company qualified as a smaller reporting entity and is therefore eligible for the deferral of adoption of ASU 2016-13, resulting in a new effective date of January 1, 2023. The Company has historically had minimal credit losses on financial instruments and is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.

Investments

From time to time, the Company invests in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  The Company’s short-term investments had a carrying value of $7,992 and $22,520 as of June 30, 2020 and December 31, 2019, respectively, which approximated fair value.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations.  The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $499 and $464 at June 30, 2020 and December 31, 2019, respectively.  Inventories consist of the following:

	June 30,	December 31,
	2020	2019
Inventories:
Raw material	$325	$325
Work in process	11,350	8,390
Finished goods	7,930	7,285
	$19,605	$16,000

Equipment, Molds, Furniture, and Fixtures

Equipment, molds, furniture, and fixtures are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over their estimated useful lives ranging from three to ten years. As of June 30, 2020 and December 31, 2019, the Company’s equipment, molds, furniture and fixtures totaled $19,452 and $15,961, respectively, which is presented net of accumulated depreciation of $10,379 and $9,769 as of June 30, 2020 and December 31, 2019, respectively.

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

If the contract includes an enforceable right to payment for performance completed to date and performance obligations are satisfied over time, the Company recognizes revenue over the development period using either the input or output method depending on which is most appropriate given the nature of the distinct deliverable. For other contracts that do not contain an enforceable right to payment for performance completed to date, revenue is recognized when control is transferred to the customer. Factors that may indicate that the transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets and the Company has a present right to payment.

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a contract liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $780 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2019 and satisfied during the six months ended June 30, 2020.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of June 30, 2020, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $24.4 million. The Company expects to recognize revenue on the remaining performance obligations over the next five years.

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

The following is a summary of stock option activity under the Plan as of and for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2019	13,861	$2.41
Granted	3,075	2.73
Exercised	195	1.99
Cancelled/Forfeited	243	2.89
Outstanding at June 30, 2020	16,498	2.47	6.8	$6,089
Exercisable at June 30, 2020	11,462	$2.31	5.7	$5,997

The following is a summary of PSU and RSU award activity under the Plan as of and for the six months ended June 30, 2020:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,841	$3.00	1,401	$2.82
Granted	605	2.00	1,078	2.73
Incremental shares earned	77	—	—	—
Vested/settled	(388)	3.11	(772)	2.79
Forfeited/expired	(395)	3.12	(45)	2.92
Outstanding at June 30, 2020	1,740	$2.61	1,662	$2.77

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

The LTIP awards that vested during the six months ended June 30, 2020 and 2019 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 419 and 362 shares during the six months ended June 30, 2020 and 2019, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $1,350 and $1,063 during the six months ended June 30, 2020 and 2019, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-share settlements have the

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

In connection with Plan awards, the Company recognized share-based compensation expense for the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	$875	$758	$1,756	$1,666
Restricted stock units	525	371	1,082	702
Performance stock units	587	505	1,127	632
Total share-based compensation expense	$1,987	$1,634	$3,965	$3,000

4.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proprietary product sales	$14,846	$8,984	$27,412	$13,755
Partnered product sales	9,819	11,636	24,350	25,165
Total product revenue	24,665	20,620	51,762	38,920
Licensing and development revenue	2,687	2,239	4,442	3,154
Royalties	5,032	5,574	9,259	9,645
Total revenue	$32,384	$28,433	$65,463	$51,719

Revenues disaggregated by customer location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States of America	$31,798	$27,542	$64,268	$48,727
Europe	586	788	1,195	2,878
Other	—	103	—	114
	$32,384	$28,433	$65,463	$51,719

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Teva	40%	42%	41%	44%
AMAG	8%	19%	12%	19%
AmerisourceBergen Corporation	13%	11%	13%	<10%
McKesson Corporation	11%	<10%	11%	<10%
Cardinal Health	13%	<10%	11%	<10%

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(UNAUDITED)

5.	Earnings Per Share

Basic earnings or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings per share. The dilutive effect of stock options and other equity-based awards included in the diluted weighted average common shares outstanding used in the computation of diluted earnings per share for the three months ended June 30, 2020 was 3,525 shares. For the six months ended June 30, 2020 and the three and six months ended June 30, 2019, the potentially dilutive stock options and other share-based awards excluded from the calculation of loss per share because the effect was anti-dilutive for the respective periods totaled 19,900 and 19,264 at June 30, 2020 and 2019, respectively.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020.  The parties expect briefing on defendants’ motion will be complete on August 25, 2020. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements can be identified by the words “expect,” “estimate,” “plan”, “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations about the COVID-19 pandemic (the “Pandemic”) and any potential disruption or impact to our operations, financial position or cash flows;
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

•

our expectations regarding the ability of our partner Teva to continue to successfully commercialize the generic equivalent version of Mylan’s EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

•

our expectations regarding continued product development with Teva of the teriparatide disposable pen injector and exenatide disposable pen injector, Teva’s ability to obtain FDA approval and AB-rating for each of those products, and Teva’s ability to successfully commercialize the teriparatide disposable pen injector product in Europe;

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

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	potential business interruptions and/or any financial or operational impact as a result of the COVID-19 Pandemic;
•	delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva, Pfizer and Idorsia;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•	our inability to generate or sustain continued growth in product sales and royalties;
•	the lack of market acceptance of our and our partners’ products and future revenues from these products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
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

In addition, you should refer to the “Risk Factors” sections of this report and in our other filings with the Securities and Exchange Commission for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

We are also collaborating with Teva on a multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of type 2 diabetes, and another multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis. Teva continues to work through the U.S. regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway. Teva recently launched Teriparatide Injection (“teriparatide”), the generic version of Eli Lilly’s branded product Forsteo® featuring the Antares multi-dose pen platform in Austria, Croatia, Denmark, Hungary, Ireland, The Netherlands, Portugal, Sweden, Switzerland, and The United Kingdom, as well as Canada and Israel, and is expected to launch in other European countries later this year. Antares is responsible for the manufacturing and supply of the multi-dose pen utilized in Teva’s generic teriparatide product under an exclusive development, license and supply agreement with Teva, the scope of which is worldwide.

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

We previously manufactured and sold reusable, needle-free injection devices, marketed primarily through Ferring Pharmaceuticals, Inc. and JCR Pharmaceuticals CO., Ltd. for use with human growth hormone. In October 2017, we entered into an asset purchase agreement with Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”) to sell the worldwide rights, including certain assets related to the needle-free auto injector device product line for $14.5 million to be paid to us in installments and completed over a two-year period. The transaction was completed in October 2019, and with the completion of this transaction, Antares no longer manufactures or sells needle-free devices or components.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China, and has since spread worldwide, including every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a Pandemic and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and states in the U.S. have reacted to the outbreak by instituting quarantine, shelter-in-place or stay-at-home orders, mandating school and business closures for non-essential services and restricting travel and public gatherings.

As of the date of this report, we have not experienced any significant disruptions in our sales, operations or supply chain and continue to monitor the situation and potential effects on our business, suppliers and workforce. We are also taking several measures to minimize the impact of the Pandemic on our business operations. Most of our corporate and administrative functions are working remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply.

Our sales force has been subject to limitations on their ability to physically visit physicians, however, we have strategically shifted to virtual detailing and sales meetings, and are leveraging our social media presence to connect with our existing and potential customers and healthcare professionals. We believe we are well-positioned with these virtual capabilities to continue to reach healthcare professionals and patients as the ongoing Pandemic and related restrictions continue to evolve. Our sales force has resumed in-person office visits in some areas and continues to work virtually in other territories based on the varying stay-at-home orders, restrictions and phased re-openings. However, the restrictions and closures during the Pandemic have also limited patient access to physicians, and we have experienced, and may continue to experience, a decrease in the rate of new prescriptions for our proprietary products. Our partners may also experience a decrease or fluctuation in demand for our partnered products due to the COVID-19 Pandemic or the related restrictions.

While we have taken measures to help minimize the potential impact of the Pandemic and various government orders, and believe any potential or significant disruption, when and if experienced, could be temporary, there is uncertainty around the timing and duration of a potential disruption, and the magnitude of any potential impact. As a result, we are unable to estimate the potential impact on our operations or cash flows as of the date of this filing. For more information on these risks, see “Part II — Item 1A. Risk Factors — We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions.”

Results of Operations

We reported net income of $2.2 million and a net loss of $0.2 million for the three and six months ended June 30, 2020, respectively, as compared to net losses of $2.2 million and $7.8 million for the three and six months ended June 30, 2019, respectively. Our earnings per share was $0.01 and $0.00 for the three and six months ended June 30, 2020 as compared to a net loss per share of $0.01 and $0.05 for the three and six months ended June 30, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The following is an analysis and discussion of our operations for the three and six months ended June 30, 2020 as compared to the same period in 2019.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended June 30, 2020 and 2019 was $32.4 million and $28.4 million, respectively, representing an increase in total revenue of 14% on a comparative basis. Total revenue for the six months ended June 30, 2020 and 2019 was $65.5 million and $51.7 million, respectively, representing an increase of 27%. These increases were primarily driven by the continued growth in our proprietary product sales. The following table provides details about the components of our revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proprietary product sales	$14,846	$8,984	$27,412	$13,755
Partnered product sales	9,819	11,636	24,350	25,165
Total product revenue	24,665	20,620	51,762	38,920
Licensing and development revenue	2,687	2,239	4,442	3,154
Royalties	5,032	5,574	9,259	9,645
Total revenue	$32,384	$28,433	$65,463	$51,719

Product Revenue

Revenue from product sales was $24.7 million and $20.6 million for the three months ended June 30, 2020 and 2019, respectively, an increase of 20% on a period over period basis. For the six months ended June 30, 2020 and 2019 we generated revenue from product sales of $51.8 million and $38.9 million, respectively, representing an increase of 33%. The increases in product revenue were driven primarily by sales of recently approved products, both proprietary and partnered, as discussed below.

Sales of our proprietary products XYOSTED® and OTREXUP®, which are presented net of estimated product returns and sales allowances, generated revenue of $14.8 million and $27.4 million for the three and six months ended June 30, 2020, respectively, as compared to $9.0 million and $13.8 million for the three and six months ended June 30, 2019 respectively. The increase in proprietary product sales for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 were principally attributable to sales of XYOSTED®, which was launched for commercial sale in late 2018 and grew steadily in 2019. Product revenue from the sales of XYOSTED® continued to grow in the three and six months ended June 30, 2020 as compared to 2019 due to the continued growth in prescriptions of the product.

We manufacture and sell devices, components and fully assembled and packaged product to our partners Teva, AMAG and formerly Ferring. Partnered product sales were $9.8 million and $11.6 million for the three months ended June 30, 2020 and 2019, respectively, and $24.4 million and $25.2 million for the six months ended June 30, 2020 and 2019, respectively. The net decrease in revenue from sales of partnered products for the three and six months ended June 30, 2020 as compared to the same periods in 2019 is primarily attributable to the decreases in sales of needle-free devices to Ferring, a decrease in sales of Sumatriptan Injection USP and a reduction in pre-launch quantities of pen devices sold to Teva in previous periods in anticipation of a potential launch. These decreases were offset by an increase in sales of auto injector devices to Teva for use with their generic Epinephrine Injection USP.

Licensing and development revenue

Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue was $2.7 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase in licensing and development revenue recognized for the three and six months ended June 30, 2020 as compared to the same period 2019 was a result of an increase in development activities from the ongoing development programs with Pfizer and the new development project with Idorsia that was announced in the fourth quarter of 2019, offset by a reduction in revenue from the development of the Teva teriparatide pen.

Royalties

Royalty revenue was $5.0 million and $5.6 million for the three months ended June 30, 2020 and 2019, respectively and $9.3 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively. The net decrease in royalty revenue was a result of a decrease in royalties from AMAG on their net sales of the Makena® subcutaneous auto injector offset by an increase in royalties from Teva on their net sales of Epinephrine Injection USP.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenue	$32,384	$28,433	$65,463	$51,719
Total cost of revenue	12,477	12,441	27,524	23,387
Gross profit	$19,907	$15,992	$37,939	$28,332
Gross profit percentage	61%	56%	58%	55%

Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. Our gross profit was $19.9 million and $16.0 million for the three months ended June 30, 2020 and 2019, respectively, and $37.9 million and $28.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase in our gross profit and gross profit percentage was primarily attributable to the increase in our proprietary product sales, which have a higher gross margin than partnered product sales. Other variations in cost of revenue and gross profit were attributable to our development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $2.4 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $4.9 million for the six months ended June 30, 2020 and 2019 respectively. The increase in research and development costs for the six-month period ended June 30, 2020 compared to 2019 was attributable to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.4 million and $15.1 million for three months ended June 30, 2020 and 2019, respectively, and $30.9  million and $30.0 million for the six months ended June 30, 2020 and 2019 respectively. The decrease in selling, general and administrative expenses for the three months ended June 30, 2020 compared to 2019 was principally due to a reduction in sales and marketing costs incurred as a result of the various stay at home orders and travel restrictions related to COVID-19.  The increase in selling, general and administrative expenses for the six months ended June 30, 2020 compared to 2019 was primarily due to an increase in stock-based compensation costs.

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents of $43.6 million and short-term investments of $8.0 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities, capital expenditures, sales and marketing activities and other operating expenses. We have not historically generated enough revenue or operating cash flow to support or grow our operations and our primary sources of liquidity and capital have been proceeds from equity offerings and debt issuance. However, we believe that the combination of our current cash and cash equivalents, investments, projected product sales, development revenue milestones and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-term Debt Financing

The Company is party to a loan and security agreement, as amended, with Hercules Capital, Inc., for a term loan of up to $50.0 million (the “Term Loan”), under which the Company has borrowed $40.0 million as of June 30, 2020. The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, which was 8.5% at June 30, 2020, provides for payments of interest-only until August 1, 2021 and matures on July 1, 2022, which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

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

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash from operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2020 as compared to net cash used in operating activities of $11.2 million for the six months ended June 30, 2019.  The change in the net cash from operating activities was primarily a result of our smaller net loss in 2020 as compared to 2019 and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $12.1 million for the six months ended June 30, 2020 as compared to $1.4 million for the six months ended June 30, 2019.  The net cash provided by investing activities for the six months ended June 30, 2020 was attributable to $14.5 million in maturities of short-term investments offset by capital expenditures of $2.4 million. Cash provided by investing activities for the six months ended June 30, 2019 were comprised of $2.5 million of proceeds from the sale of assets to Ferring, offset by capital expenditures of $1.1 million.

Net Cash Flows from Financing Activities

The net cash flow used in financing activities was $1.0 million for the six months ended June 30, 2020, and consisted of $0.4 million in proceeds from the exercise of stock options offset by $1.4 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash provided by financing activities for the six months ended June 30, 2019 was $22.1 million, which included $15.0 million in additional loan proceeds, $7.8 million in net cash proceeds received from sales of our common stock through an at-the-market selling agreement and $0.4 million in proceeds from the exercise of stock options offset by $1.1 million paid to taxing authorities in connection with net-share settled stock-based awards.

Contractual Obligations

There have been no significant changes to our contractual obligations and arrangements reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies and Use of Estimates

The preceding discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances.  Actual results could differ from our estimates, and significant variances could materially impact our financial condition and results of operations.

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

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended June 30, 2020 was not material.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our corporate and administrative employees are working remotely due to the Pandemic. The Company is continually monitoring and assessing the COVID-19 situation and any potential impact on the design and operating effectiveness of internal control over financial reporting.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020.  The parties expect briefing on defendants’ motion will be complete on August 25, 2020. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

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

The COVID-19 Pandemic continues to evolve rapidly and the related risks and uncertainty could materially and adversely affect our business and financial conditions. The United States and many other countries have declared a national emergency with respect to the COVID-19 outbreak. The outbreak and government measures taken in response to the Pandemic have severely impacted global economic activity. Many countries and almost all states in the United States have reacted to the outbreak by implementing stay-at-home or quarantine orders, mandating certain business and school closures, enacting social distancing requirements, and restricting large gatherings and travel.

In response to the Pandemic, we have taken steps to protect the health and safety of our employees and comply with governmental mandates and restrictions while working to ensure the sustainability of our business operations. For example, our corporate and administrative functions are working remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply.  We have also implemented various safety measures and protocols and continuously monitor and evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned; however, there can be no assurances that we will be able to avoid any or all impact from the Pandemic.

Our sales force has been subject to limitations on their ability to visit physicians and we are utilizing virtual meeting platforms and other forms of social media to connect with our existing and potential customers and healthcare professionals. Our sales force has resumed in-person office visits in some areas and continues to work virtually in other territories based on the varying stay-at-home orders, restrictions and phased openings during the ongoing Pandemic. These restrictions and closures have also limited patient access to physicians, and we have experienced, and may continue to experience, a decrease in new prescriptions for our proprietary products. Our partners may also experience a decrease in demand for our partnered products due to the Pandemic or the related restrictions. While we have taken measures to help minimize the potential impact of the various government orders, the effects of these restrictions may negatively impact productivity and demand for our products, disrupt our business and delay development programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These restrictions and others in the future, as well as the continued uncertainty on the duration, scope and severity of the outbreak, could negatively impact our business, operating results and financial condition.

We currently rely on many third parties to source API and drug product, manufacture and assemble our devices, distribute finished products and provide various logistics activities for our business.  If any of these third parties are adversely impacted by the Pandemic or the restrictions resulting from the outbreak, for example, one of our third party manufacturer’s facility had a temporary shutdown as a result of a positive COVID-19 diagnosis by an employee, we may experience delays or disruptions in our product supply chain which could have a material and adverse impact on our business. The ongoing spread of COVID-19 in the United States and the mitigation measures imposed may limit healthcare professional interaction, curtail patient visits to physicians and reduce the demand for our products in the future which could have a material adverse impact on our business. Moreover, to the extent that we or our partners are conducting clinical trials, the Pandemic could cause delays or disruptions in these or future development programs. The Pandemic could potentially impact the FDA or other regulatory authorities which could cause delays in meetings or review of pending applications or submissions and impact our business.

While the full economic impact and duration of the Pandemic and the mitigation measures may be difficult to assess or predict at this time, global economic conditions have already been adversely affected by the COVID-19 crisis and these conditions could have an adverse effect on our business including demand for our product, future revenue and operating results. The Pandemic has also had an adverse impact on the financial markets including our current stock price and continued and further disruption of the global financial markets could further negatively impact the price of our common stock and reduce our ability to access capital in the future, if required.

The global Pandemic continues to evolve rapidly and the ultimate impact is highly uncertain and subject to change. The full extent to which the Pandemic may impact our business or the economy as a whole is unknown and will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate spread and rate of infection, the duration of the pandemic, travel restrictions and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise.  These effects could have a material and adverse impact on our business and operations.

To the extent the Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factor” section in our other filings with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANTARES PHARMA, INC.

August 6, 2020	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)