Form 10-Q
period 2020-09-30
ANTARES PHARMA, INC.
filed 2020-11-05
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 166,672,429 shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$50,172	$23,201
Short-term investments	1,997	22,520
Accounts receivable	42,507	35,074
Inventories	19,809	16,000
Contract assets	8,784	8,235
Prepaid expenses and other current assets	1,851	3,416
Total current assets	125,120	108,446
Property and equipment, net	22,547	15,961
Operating lease right-of-use assets	4,881	5,463
Other assets	3,026	2,881
Total Assets	$155,574	$132,751
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,016	$12,905
Accrued expenses and other liabilities	22,846	17,772
Long-term debt, current portion	6,415	—
Deferred revenue	3,277	1,738
Total current liabilities	50,554	32,415
Long-term debt	34,358	40,395
Operating lease liabilities, long-term	4,940	5,441
Other long-term liabilities	481	—
Total liabilities	90,333	78,251
Stockholders’ Equity:
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 166,672 and 165,221 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,667	1,652
Additional paid-in capital	338,277	332,377
Accumulated deficit	(274,012)	(278,827)
Accumulated other comprehensive loss	(691)	(702)
	65,241	54,500
Total Liabilities and Stockholders’ Equity	$155,574	$132,751

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$28,947	$24,687	$80,709	$63,607
Licensing and development revenue	4,321	1,211	8,763	4,365
Royalties	6,735	8,408	15,994	18,053
Total revenue	40,003	34,306	105,466	86,025
Cost of revenue:
Cost of product sales	13,615	12,510	38,556	33,791
Cost of development revenue	2,902	552	5,485	2,658
Total cost of revenue	16,517	13,062	44,041	36,449
Gross profit	23,486	21,244	61,425	49,576
Operating expenses:
Research and development	2,405	2,863	7,803	7,744
Selling, general and administrative	15,231	16,385	46,101	46,407
Total operating expenses	17,636	19,248	53,904	54,151
Operating income (loss)	5,850	1,996	7,521	(4,575)
Interest expense	(782)	(1,097)	(2,810)	(2,470)
Other income (expense)	(72)	144	104	323
Net income (loss)	$4,996	$1,043	$4,815	$(6,722)
Net income (loss) per common share, basic and diluted	$0.03	$0.01	$0.03	$(0.04)
Weighted average common shares outstanding:
Basic	166,375	163,119	165,838	162,109
Diluted	169,655	168,503	169,759	162,109

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$4,996	$1,043	$4,815	$(6,722)
Foreign currency translation adjustment	5	(2)	11	(3)
Comprehensive income (loss)	$5,001	$1,041	$4,826	$(6,725)

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
June 30, 2020	166,085	$1,661	$335,372	$(279,008)	$(696)	$57,329
Common stock issued under equity compensation plan, net of shares withheld for taxes	7	—	(16)			(16)
Exercise of options	580	6	1,117	—	—	1,123
Share-based compensation	—	—	1,804	—	—	1,804
Net income	—	—	—	4,996	—	4,996
Other comprehensive income	—	—	—	—	5	5
September 30, 2020	166,672	$1,667	$338,277	$(274,012)	$(691)	$65,241

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	$54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	676	7	(1,373)	—	—	(1,366)
Exercise of options	775	8	1,504	—	—	1,512
Share-based compensation	—	—	5,769	—	—	5,769
Net income	—	—	—	4,815	—	4,815
Other comprehensive income	—	—	—	—	11	11
September 30, 2020	166,672	$1,667	$338,277	$(274,012)	$(691)	$65,241

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
June 30, 2019	163,053	$1,630	$325,075	$(284,449)	$(704)	$41,552
Common stock issued under equity compensation plan, net of shares withheld for taxes	9	1	(14)	—	—	(13)
Exercise of options	142	1	189	—	—	190
Share-based compensation	—	—	1,645	—	—	1,645
Net income	—	—	—	1,043	—	1,043
Other comprehensive loss	—	—	—	—	(2)	(2)
September 30, 2019	163,204	$1,632	$326,895	$(283,406)	$(706)	$44,415

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2018	159,721	$1,597	$314,907	$(276,800)	$(703)	$39,001
Issuance of common stock	2,307	23	7,758	—	—	7,781
Common stock issued under equity compensation plan, net of shares withheld for taxes	664	7	(1,084)	—	—	(1,077)
Exercise of options	512	5	669	—	—	674
Share-based compensation	—	—	4,645	—	—	4,645
Cumulative effect of change in accounting principle	—	—	—	116	—	116
Net loss	—	—	—	(6,722)	—	(6,722)
Other comprehensive loss	—	—	—		(3)	(3)
September 30, 2019	163,204	$1,632	$326,895	$(283,406)	$(706)	$44,415

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,815	$(6,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,769	4,645
Depreciation and amortization	1,730	1,916
Other	662	279
Changes in operating assets and liabilities:
Accounts receivable	(7,422)	(14,957)
Inventories	(3,809)	(5,153)
Contract assets	(549)	1,743
Prepaid expenses and other assets	1,345	847
Accounts payable	5,171	4,669
Accrued expenses and other liabilities	4,967	2,854
Deferred revenue	1,538	394
Net cash provided by (used in) operating activities	14,217	(9,485)
Cash flows from investing activities:
Purchases of property and equipment	(7,893)	(1,274)
Proceeds from sale of assets	—	2,500
Proceeds from maturities of investment securities	20,500	—
Net cash provided by investing activities	12,607	1,226
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	15,000
Payment of debt issuance costs	—	(136)
Proceeds from issuance of common stock, net	—	7,781
Proceeds from exercise of stock options	1,512	674
Taxes paid related to net share settlement of equity awards	(1,366)	(1,077)
Net cash provided by financing activities	146	22,242
Effect of exchange rate changes on cash	1	(1)
Net increase in cash and cash equivalents	26,971	13,982
Cash and cash equivalents:
Beginning of period	23,201	27,892
End of period	$50,172	$41,874
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,679	$2,073
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$1,577	$881

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

1.	Description of Business

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered injectable pharmaceutical products and technologies.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using advanced drug delivery technology to enhance existing drug compounds and delivery methods. Our injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers and disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed several significant strategic alliances with partners including Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Pfizer Inc. (“Pfizer”) and Idorsia Pharmaceuticals Ltd (“Idorsia”).

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

Through a license, development and supply agreement with Teva, Antares developed and is the exclusive supplier of the device for Teva’s Epinephrine Injection USP, which is indicated for emergency treatment of severe allergic reactions in adults and certain pediatric patients. The Company also developed and is the exclusive supplier of devices for Teva’s generic equivalent of Forsteo® (Teriparatide Injection) which is approved and sold in various countries in Europe, Canada and Israel.

The Company is also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, a combination drug device product with Idorsia, and has other ongoing internal and partnered research and development programs.

2.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

(in thousands, except per share amounts)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at commercial banks and highly liquid investments with an original maturity of three months or less. Cash equivalents, consisting of investments in money market funds, are remeasured and reported at fair value each reporting period, in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $32,104 and $11,153 as of September 30, 2020 and December 31, 2019, respectively.

Investments

From time to time, the Company invests in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term.  The securities are carried at their amortized cost and the fair value is determined by quoted market prices.  The Company’s short-term investments had a carrying value of $1,997 and $22,520 as of September 30, 2020 and December 31, 2019, respectively, which approximated fair value.

Fair Value Measurements

The Company applies the provisions of ASC 820 for financial assets and liabilities that are required to be measured and reported at fair value each reporting period. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

The Company’s financial assets and liabilities that are not measured at fair value on a recurring basis under ASC 820 include its held-to-maturity investments and long-term debt, the carrying values of which approximate fair value. The estimated fair value of debt is based on Level 2 inputs, including management’s understanding of current market rates it could obtain for similar loans. The fair value of the Company’s cash, short-term investments, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Certain components of the Company’s products are provided by a limited number of vendors, and the Company’s production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of the Company’s inventory is located.  Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on the Company’s operations. The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $282 and $464 at September 30, 2020 and December 31, 2019, respectively.  Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Inventories:
Raw material	$325	$325
Work in process	9,088	8,390
Finished goods	10,396	7,285
	$19,809	$16,000

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Useful Life
Computer equipment and software	3-5 Years
Furniture, fixtures and office equipment	5-7 years
Production molds, tooling and equipment	3-10 years
Leasehold improvements	Lesser of useful life or lease term

Expenditures, including interest costs, for assets under construction that are not yet ready for their intended use are capitalized and will be depreciated based on the above guidelines when placed in service. The Company capitalized $212 of interest costs associated with construction in process during the nine months ended September 30, 2020. Costs associated with repairs and maintenance activities are expensed as incurred. As of September 30, 2020 and December 31, 2019, the Company’s property and equipment totaled $22,547 and $15,961, respectively, which is presented net of accumulated depreciation of $10,809 and $9,769 as of September 30, 2020 and December 31, 2019, respectively.

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

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

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

Proprietary Product Sales

The Company sells its proprietary products XYOSTED® and OTREXUP® primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, insurance plan rebate arrangements and patient discount and support programs.

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

Partnered Product Sales

The Company is party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which the Company produces and is the exclusive supplier of certain products, devices and/or components. Revenue is recognized when or as control of the goods transfers to the customer based on the terms of the contract as described below.

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

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a contract liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $780 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2019 and satisfied during the nine months ended September 30, 2020.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of September 30, 2020, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $20,967. The Company expects to recognize revenue on the remaining performance obligations over the next four years.

3.	Long-Term Debt

On September 15, 2020, the Company entered into a second amendment (the “Second Amendment”) to its loan and security agreement dated June 6, 2017 (the “Loan Agreement”), as amended by the First Amendment to Loan and Security Agreement dated June 26, 2019 (the “First Amendment”), with Hercules Capital, Inc., as a lender and agent for the several banks and other financial institutions or entities from time to time party thereto.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

The Company initially borrowed $25.0 million upon execution of the original Loan Agreement in June 2017, and an additional $15.0 million (the “Tranche II Loan”) was funded in June 2019 upon the signing of the First Amendment. The Company may, but is not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate (the “Tranche III Loan”), during the period between January 1, 2020 and September 15, 2020. The sole change under the Second Amendment was to extend the period during which the Company may request advances under the Tranche III Loan to October 31, 2020.

Payments under the amortizing loan are interest only until the first principal payment is due on August 1, 2021. The interest only period may be extended to August 1, 2022 if the Company achieves a certain loan extension milestone, requests such extension, and pays an extension fee equal to one half of one percent of the principal amount outstanding. Interest accrues at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The interest rate in effect as of September 30, 2020 and December 31, 2019 was 8.50% and 9.25%, respectively. The loan matures on July 1, 2022, but may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.
4.	Share-Based Compensation

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

The following is a summary of stock option activity under the Plan as of and for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2019	13,861	$2.41
Granted	3,328	2.73
Exercised	775	1.95
Cancelled/Forfeited	728	2.83
Outstanding at September 30, 2020	15,686	2.48	6.8	$5,106
Exercisable at September 30, 2020	10,826	$2.33	5.6	$5,105

The following is a summary of PSU and RSU award activity under the Plan as of and for the nine months ended September 30, 2020:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,841	$3.00	1,401	$2.82
Granted	605	2.00	1,078	2.73
Incremental shares earned	77	—	—	—
Vested/settled	(388)	3.11	(785)	2.80
Forfeited/expired	(494)	3.02	(128)	2.83
Outstanding at September 30, 2020	1,641	$2.61	1,566	$2.77

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

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

period and determined using a Monte Carlo simulation. The grant date fair value of PSUs that are not tied to market-based performance are expensed over the remaining performance period when it becomes probable that the related goal will be achieved.

The LTIP awards that vested during the nine months ended September 30, 2020 and 2019 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 425 and 365 shares during the nine months ended September 30, 2020 and 2019, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $1,366 and $1,077 during the nine months ended September 30, 2020 and 2019, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

In connection with Plan awards, the Company recognized share-based compensation expense for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	$1,045	$888	$2,801	$2,555
Restricted stock units	579	565	1,661	1,267
Performance stock units	180	192	1,307	823
Total share-based compensation expense	$1,804	$1,645	$5,769	$4,645

5.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proprietary product sales	$15,765	$11,458	$43,177	$25,213
Partnered product sales	13,182	13,229	37,532	38,394
Total product revenue	28,947	24,687	80,709	63,607
Licensing and development revenue	4,321	1,211	8,763	4,365
Royalties	6,735	8,408	15,994	18,053
Total revenue	$40,003	$34,306	$105,466	$86,025

Revenues disaggregated by customer location are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States of America	$39,371	$33,684	$103,638	$82,411
Europe	632	566	1,828	3,444
Other	—	56	—	170
	$40,003	$34,306	$105,466	$86,025

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Teva	45%	41%	42%	43%
AMAG	<10%	20%	10%	19%
McKesson Corporation	12%	<10%	12%	<10%
AmerisourceBergen Corporation	11%	10%	12%	<10%
Cardinal Health	11%	<10%	11%	<10%

6.	Earnings per Share

Basic earnings or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings per share. The following table sets forth the computation for basic and diluted net earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Numerator for basic and diluted earnings (loss) per share	$4,996	$1,043	$4,815	$(6,722)
Denominator
Basic weighted average common shares outstanding	166,375	163,119	165,838	162,109
Dilutive effects of stock options and share-based awards issuable under equity compensation plans	3,280	5,384	3,921	—
Diluted weighted average common shares outstanding	169,655	168,503	169,759	162,109
Computation of:
Basic net earnings (loss) per share	$0.03	$0.01	$0.03	$(0.04)
Diluted net earnings (loss) per share	$0.03	$0.01	$0.03	$(0.04)

Anti-dilutive common stock equivalents (1)	8,596	5,000	6,719	19,080

(1)	These common stock equivalents were outstanding for the period but were not included in the computation of diluted EPS for those periods as their inclusion would have had an anti-dilutive effect.

7.	Commitments and Contingencies

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020. Briefing on defendants’ motion was complete on August 25, 2020. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation and order consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action. On August 17, 2020, the court terminated the case pending a lifting of the stay as set forth in the stipulation and order.

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934. This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The parties have filed a stipulation and order staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action. On August 17, 2020, the court terminated the case pending a lifting of the stay as set forth in the stipulation and order.

8.	Subsequent Event

On October 1, 2020, the Company entered into an exclusive license agreement (the “License Agreement”) with Ferring International Center S.A. and its affiliates (“Ferring”) for the marketed product NOCDURNA® (desmopressin acetate) in the United States, which is indicated for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate. Under the terms of the License Agreement, the Company paid Ferring an upfront payment of $5.0 million upon execution and will pay an additional $2.5 million at one year from execution. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on the Company’s net sales of NOCDURNA® in the United States.

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
•

our expectations regarding the recent licensing agreement with Ferring International Center S.A. and its affiliates, (“Ferring”) for the marketed product NOCDURNA® (desmopressin acetate) and future sales and revenue therefrom;

•

our expectations regarding continued sales of Sumatriptan Injection USP to our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), and Teva’s ability to successfully distribute and sell Sumatriptan Injection USP;

•

our expectations regarding the ability of AMAG Pharmaceuticals, Inc. (“AMAG”) to continue to successfully commercialize Makena® (hydroxyprogesterone caproate injection), and our continued future sales to AMAG and royalty revenue from the same, in light of the U.S Food and Drug Administration’s (“FDA”) recent proposal to withdraw approval of Makena® (hydroxyprogesterone caproate injection), AMAG’s request for a hearing to maintain its approval of Makena® (hydroxyprogesterone caproate injection), and the timing and outcome of any hearings and future regulatory actions by the FDA;

•

our expectations regarding the ability of our partner Teva to continue to successfully commercialize the generic equivalent version of Mylan’s EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

•

our expectations regarding the exclusive distribution agreement with Lunatus Global Medical Supplies (“Lunatus”) to distribute and promote the sale of XYOSTED® in Saudi Arabia and United Arab Emirates, Lunatus’ ability to obtain regulatory approval and commercialize the product in the territories, and the amount of future revenues from the same;

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

•	our sales and marketing plans;

•	our expectation about our future revenues, including the 2020 revenue guidance, our cash flows and our ability to support our operations and achieve or maintain profitability;
•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our need for and ability to obtain additional financing;
•	our expectations and estimates with regards to current accounting practices and the potential impact of new accounting pronouncements and tax legislation; and
•	other statements regarding matters that are not historical facts or statements of current condition.

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

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a pharmaceutical technology company focused primarily on the development and commercialization of self-administered injectable pharmaceutical products and technologies.  Our strategy is to identify new or existing approved drug formulations and apply our patented drug delivery technology to enhance the drug delivery methods.  We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. Our injection technology platforms include the VIBEX® and VIBEX® QuickShot® pressure-assisted auto injector systems suitable for branded and generic injectable drugs in unit dose containers as well as disposable multi-dose pen injectors. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed several significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva, AMAG, Pfizer and Idorsia.

We market and sell, in the U.S., our proprietary product XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. XYOSTED® was approved by the FDA on September 28, 2018 and launched for commercial sale in late 2018. In August 2020, we entered into an exclusive distribution agreement with Lunatus to distribute and promote the sale of XYOSTED® in Saudi Arabia and the United Arab Emirates. Lunatus is responsible for obtaining regulatory approval and, assuming approval, for the promotion and commercialization of the product in the territories.

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

In October 2020, we entered into an exclusive license agreement (the “License Agreement”) with Ferring for the marketed product NOCDURNA® (desmopressin acetate) in the United States, which is indicated for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate. Under the terms of the License Agreement, the Company paid Ferring an upfront payment of $5.0 million upon execution and will pay an additional $2.5 million at one year from execution. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on the Company’s net sales of NOCDURNA® in the United States. We are preparing to launch the product and begin detailing later in the fourth quarter of 2020.

Through our commercialization partner Teva, we sell Sumatriptan Injection USP indicated in the U.S. for the acute treatment of migraine and cluster headache in adults.

Under an exclusive license and development agreement with AMAG, we developed, manufacture and supply a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena® (hydroxyprogesterone caproate injection), indicated to help reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. The Makena® (hydroxyprogesterone caproate injection) subcutaneous auto injector was approved by the FDA and commercialized in February 2018. We are the exclusive supplier of the devices and the final assembled and packaged commercial product and receive royalties on AMAG’s net sales of the product. In October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. In October 2020, AMAG received notice that the FDA is proposing to withdraw approval of Makena® (hydroxyprogesterone caproate injection). AMAG has formally requested a public hearing in response to the FDA’s proposal to withdraw its approval and has stated that it remains committed to working with the FDA to maintain patient access to Makena® as a treatment option to reduce pre-term birth.

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

We previously manufactured and sold reusable, needle-free injection devices, marketed primarily through Ferring and JCR Pharmaceuticals CO., Ltd. for use with human growth hormone. In October 2017, we entered into an asset purchase agreement with Ferring to sell the worldwide rights, including certain assets related to the needle-free auto injector device product line for $14.5 million to be paid to us in installments and completed over a two-year period. The transaction was completed in October 2019, and with the completion of this transaction, Antares no longer manufactures or sells needle-free devices or components.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China, and has since spread worldwide, including every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a Pandemic and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and states in the U.S. have responded to the outbreak by instituting various quarantine, shelter-in-place or stay-at-home orders, mandating school and business closures for non-essential services and restricting travel and public gatherings. As some of these initial restriction have been lifted and phased re-openings have begun to occur, the spread of the virus and number of cases continue to rise and there is speculation and uncertainty about a second wave of the Pandemic as we approach seasonal cold and flu season.

As of the date of this report, we have not experienced any significant disruptions in our sales, operations or supply chain and continue to monitor the situation and potential effects on our business, suppliers, partners and workforce. We have also taken several measures to help minimize the impact of the Pandemic on our business. We have implemented safety measures and protocols to protect the health and safety of our employees and comply with governmental mandates and restrictions while working to ensure the sustainability of our business operations.

Many of our corporate and administrative functions continue to work remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply. While our sales force has been subject to varying limitations on their ability to physically visit physicians, we have strategically shifted to virtual detailing and sales meetings, and are leveraging our social media presence to connect with our existing and potential customers and healthcare professionals. We believe we are well-positioned with these virtual capabilities to continue to reach healthcare professionals and patients as the ongoing Pandemic and related restrictions continue to evolve. Our sales force has resumed in-person office visits in some areas and continues to work virtually in other territories based on the varying restrictions and phased re-openings. However, the restrictions and closures during the Pandemic have limited or reduced patient access to physicians for non-essential services, and we have experienced, and may continue to experience, a decrease in the rate of new prescriptions for our proprietary products. Our partners may also experience a decrease or fluctuation in demand for our partnered products due to the COVID-19 Pandemic or the related restrictions.

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

Results of Operations

We reported net income of $5.0 million and $4.8 million for the three and nine months ended September 30, 2020, respectively, as compared to net income of $1.0 million and a net loss of $6.7 million for the three and nine months ended September 30, 2019, respectively. Our earnings per share was $0.03 for the three and nine months ended September 30, 2020 as compared to earnings per share of $0.01 and a net loss per share of $0.04 for the three and nine months ended September 30, 2019, respectively. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The following is an analysis and discussion of our operations for the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended September 30, 2020 and 2019 was $40.0 million and $34.3 million, respectively, representing an increase in total revenue of 17% on a comparative basis. Total revenue for the nine months ended September 30, 2020 and 2019 was $105.5 million and $86.0 million, respectively, representing an increase of 23%. These overall increases were primarily driven by the continued growth in our proprietary product sales. The following table provides details about the components and drivers of our overall revenue growth (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proprietary product sales	$15,765	$11,458	$43,177	$25,213
Partnered product sales	13,182	13,229	37,532	38,394
Total product revenue	28,947	24,687	80,709	63,607
Licensing and development revenue	4,321	1,211	8,763	4,365
Royalties	6,735	8,408	15,994	18,053
Total revenue	$40,003	$34,306	$105,466	$86,025

Product Revenue

Revenue from product sales was $28.9 million and $24.7 million for the three months ended September 30, 2020 and 2019, respectively, an increase of 17% on a period over period basis. For the nine months ended September 30, 2020 and 2019 we generated revenue from product sales of $80.7 million and $63.6 million, respectively, representing an increase of 27%. The increases in product revenue were driven primarily by sales of recently approved products, both proprietary and partnered, as discussed below.

Sales of our proprietary products XYOSTED® and OTREXUP®, which are presented net of estimated product returns and sales allowances, generated revenue of $15.8 million and $43.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $11.5 million and $25.2 million for the three and nine months ended September 30, 2019, respectively, representing increases of 38% and 71% for the comparable three month and nine month periods, respectively. The increase in proprietary product sales for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 were principally attributable to continued growth in prescriptions and sales of XYOSTED®, which was launched for commercial sale in late 2018.

We manufacture and sell devices, components and fully assembled and packaged product to our partners Teva, AMAG and formerly Ferring. Partnered product sales were $13.2 million in both of the three-month periods ended September 30, 2020 and 2019, and were $37.5 million and $38.4 million for the nine months ended September 30, 2020 and 2019, respectively. Partnered product sales for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 were relatively consistent as a result of an increase in sales of auto injector devices to Teva for use with their generic Epinephrine Injection USP and an increase in sales of Sumatriptan Injection USP, offset by a decrease in sales of the Makena® auto-injectors to AMAG and other partnered device products. The net decrease in revenue from sales of partnered products for the nine months ended September 30, 2020 as compared to the same period in 2019 is primarily attributable to the decreases in sales of needle-free devices to Ferring, a decrease in sales of Makena® auto-injectors to AMAG, a decrease in sales of Sumatriptan Injection USP and a reduction in pre-launch quantities of teriparatide pen devices sold to Teva in previous periods in anticipation of a potential launch. These year-to-date decreases were offset by a 66% increase in sales of auto injector devices to Teva for use with their generic Epinephrine Injection USP for the nine months ended September 30, 2020 as compared to 2019.

Licensing and development revenue

Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue was $4.3 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $8.8 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in licensing and development revenue recognized for the three and nine months ended September 30, 2020 as compared to the same period 2019 was primarily a result of an increase in development activities from the ongoing development project with Pfizer, the new development project with Idorsia that was announced in the fourth quarter of 2019 and other recent partnered development projects, offset by a reduction in revenue from the development of the Teva teriparatide pen.

Royalties

Royalty revenue was $6.7 million and $8.4 million for the three months ended September 30, 2020 and 2019, respectively and $16.0 million and $18.1 million for the nine months ended September 30, 2020 and 2019, respectively. The net decrease in royalty revenue was a result of a decrease in royalties from AMAG on their net sales of the Makena® subcutaneous auto injector offset by an increase in royalties from Teva on their net sales of Epinephrine Injection USP.

Cost of Revenue and Gross Profit

The following table summarizes our total revenue, cost of revenue and gross profit (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total revenue	$40,003	$34,306	$105,466	$86,025
Total cost of revenue	16,517	13,062	44,041	36,449
Gross profit	$23,486	$21,244	$61,425	$49,576
Gross profit percentage	59%	62%	58%	58%

Fluctuations in our gross profit and gross profit percentage are driven by our overall revenue mix. Our gross profit was $23.5 million and $21.2 million for the three months ended September 30, 2020 and 2019, respectively, and $61.4 million and $49.6 million for the nine months ended September 30, 2020 and 2019, respectively. The overall increase in our gross profits is attributable to the relative increase in our proprietary product sales, which carry a higher gross margin. The slight decrease in our gross profit percentage for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to the relative decrease in royalty revenues, which have no associated costs. Other variations in cost of revenue and gross profit were attributable to partnered development activities, which fluctuate depending on the mix of development projects in progress and stages of completion in each period.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.  Research and development expenses were $2.4 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $7.8 million and $7.7 million for the nine months ended September 30, 2020 and 2019 respectively. Research and development costs were attributable to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902, and fluctuate based on the respective phases of development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.2 million and $16.4 million for three months ended September 30, 2020 and 2019, respectively, and $46.1 million and $46.4 million for the nine months ended September 30, 2020 and 2019 respectively. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2020 compared to 2019 was principally due to a reduction in sales and marketing costs incurred as a result of the various stay at home orders and travel restrictions related to COVID-19.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $50.2 million and short-term investments of $2.0 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities, capital expenditures, sales and marketing activities and other operating expenses. We have not historically generated enough revenue or operating cash flow to support or grow our operations and our primary sources of liquidity and capital have been proceeds from equity offerings and debt issuance. However, we believe that the combination of our current cash and cash equivalents, investments, projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-term Debt Financing

The Company is party to a loan and security agreement, as amended, with Hercules Capital, Inc., for a term loan of up to $50.0 million (the “Term Loan”), under which the Company has borrowed $40.0 million. The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, which was 8.5% at September 30, 2020, provides for payments of interest-only until August 1, 2021 and matures on July 1, 2022, which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

The Company had the option, but was not obligated to, request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate through October 31, 2020, which was not utilized.  The interest-only payment period of the Term Loan may also be extended to August 1, 2022 if the Company achieves a certain loan extension milestone, requests such extension, and pays an extension fee equal to one half of one percent of the principal amount outstanding. The Company is required to pay an end of term fee equal to 4.25% of the first $25.0 million and 3.95% of all other borrowings under the loan, payable upon the earlier of July 1, 2022 or repayment of the loan.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash from operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash provided by operating activities was $14.2 million for the nine months ended September 30, 2020 as compared to net cash used in operating activities of $9.5 million for the nine months ended September 30, 2019.  The change in the net cash from operating activities was primarily a result of our net income of $4.8 million in 2020 as compared to a net loss of $6.7 million in 2019 and other changes in operating assets and liabilities due to timing of cash receipts and cash payments.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $12.6 million for the nine months ended September 30, 2020 as compared to $1.2 million for the nine months ended September 30, 2019.  The net cash provided by investing activities for the nine months ended September 30, 2020 was attributable to $20.5 million in maturities of short-term investments offset by capital expenditures of $7.9 million. Cash provided by investing activities for the nine months ended September 30, 2019 were comprised of $2.5 million of proceeds from the sale of assets to Ferring, offset by capital expenditures of $1.3 million.

Net Cash Flows from Financing Activities

The net cash flow from financing activities was $0.1 million for the nine months ended September 30, 2020, and consisted of $1.5 million in proceeds from the exercise of stock options offset by $1.4 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash provided by financing activities for the nine months ended September 30, 2019 was $22.2 million, which included $15.0 million in additional loan proceeds, $7.8 million in net cash proceeds received from sales of our common stock through an at-the-market selling agreement and $0.7 million in proceeds from the exercise of stock options offset by $1.1 million paid to taxing authorities in connection with net-share settled stock-based awards.

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

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended September 30, 2020 was not material.

We may also be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $40.0 million accrues interest at a calculated prime-based variable rate, which was 8.5% as of September 30, 2020, with a maximum interest rate of 9.50%. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower annual interest expense of $400,000.

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

Internal Control over Financial Reporting

There have not been any material changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our corporate and administrative employees are working remotely due to the Pandemic. The Company is continually monitoring and assessing the COVID-19 situation and any potential impact on the design and operating effectiveness of internal control over financial reporting.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020.  Briefing on defendants’ motion was complete on August 25, 2020. The Company believes that the claims in the Smith action lack merit and intends to defend them vigorously.

On January 12, 2018, a stockholder of our Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation and order consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action.  On August 17, 2020, the court terminated the case pending a lifting of the stay as set forth in the stipulation and order.

On January 17, 2018, a stockholder of our Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934.  This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions. The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The parties have filed a stipulation and order staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action. On August 17, 2020, the court terminated the case pending a lifting of the stay as set forth in the stipulation and order.

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

In response to the Pandemic, we have taken steps to protect the health and safety of our employees and comply with governmental mandates and restrictions while working to ensure the sustainability of our business operations. For example, many of our corporate and administrative functions are working remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply.  We have also implemented various safety measures and protocols and continuously monitor and evaluate the impact COVID-19 may have on our ability to effectively conduct our business operations as planned; however, there can be no assurances that we will be able to avoid any or all impact from the Pandemic.

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

The global Pandemic continues to evolve rapidly and the ultimate impact is highly uncertain and subject to change. The full extent to which the Pandemic may impact our business or the economy as a whole is unknown and will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate spread and rate of infection, the duration of the Pandemic, travel restrictions and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise.  In the United States, as some of these initial restriction have been lifted and phased re-openings have begun to occur, the spread of the virus and number of cases continue to rise and there is speculation and uncertainty about a second wave of the Pandemic as we approach seasonal cold and flu season.  As a result, Federal, State or local governments may re-impose or implement new restrictions or mitigation measures or halt or reverse previously implemented phased re-openings. These effects could have a material and adverse impact on our business and operations.

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

There is no guarantee that our partnership with AMAG will be successful, that AMAG will be able to maintain approval for Makena® or that AMAG will be able to successfully manufacture, supply, commercialize, and distribute the drug product. By example, in October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. The PROLONG trial was conducted as a post-market study requirement under the 2011 Makena® accelerated approval.  Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. The advisory committee's recommendation, while not binding, will be considered by the FDA in making its decision. In October 2020, AMAG received notice that the FDA is proposing to withdraw approval of Makena® (hydroxyprogesterone caproate injection). AMAG has formally requested a public hearing in response to the FDA’s proposal to withdraw its approval and has stated that it remains committed to working with the FDA to maintain patient access to Makena®. However, we do not yet know what FDA’s decision will be, and if the FDA decides to withdraw Makena® from the market, our business may be materially harmed.  Moreover, even if FDA determines that Makena® may remain on the market, Makena® sales may decrease or AMAG may decrease the resources that it dedicates to the manufacture, supply, commercialization, and distribution of Makena®.  Finally, if the FDA requires that AMAG conduct a new confirmatory study, AMAG may not be able to successfully conduct such study, which could ultimately result in FDA withdrawal of the Makena® approval.

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
10.1

Second Amendment to Loan and Security Agreement, dated September 15, 2020, by and among Antares Pharma, Inc., Hercules Capital, Inc., and the several banks and other financial institutions or entities from time to time party to the Loan Agreement (Filed as exhibit 10.1 to Form 8-K on September 21, 2020 and incorporated herein by reference).

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

ANTARES PHARMA, INC.

November 5, 2020	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2020	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)