Form 10-K
period 2020-12-31
ANTARES PHARMA, INC.
filed 2021-03-02
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, was $447.8 million (based upon the last reported sale price of $2.75 per share on June 30, 2020, on the NASDAQ Capital Market).

There were 168,161,177 shares of common stock outstanding as of February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

ANTARES PHARMA, INC.

FORM 10-K

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property, our commercial operations and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations about the COVID-19 pandemic (the “Pandemic”) and any potential disruption or impact to our operations, financial position or cash flows;
•	our expectations regarding the continued successful commercialization of XYOSTED® (testosterone enanthate) injection and the continued growth in prescriptions and revenues related thereto;
•	our expectations regarding continued sales of OTREXUP® (methotrexate) injection;
•

our expectations regarding the recent licensing agreement with Ferring International Center S.A. and its affiliates, (“Ferring”) for the U.S. marketed product NOCDURNA® (desmopressin acetate) and future sales and revenue therefrom;

•

our expectations regarding the ability of our partner, Teva, to continue to successfully commercialize Epinephrine Injection USP, the generic equivalent version of EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

•

our expectations regarding the ability of AMAG Pharmaceuticals, Inc. (“AMAG”) to continue to commercialize Makena® (hydroxyprogesterone caproate injection), and our continued future sales to AMAG and royalty revenue from the same, in light of the U.S. Food and Drug Administration’s (“FDA”) recent proposal to withdraw approval of Makena® (hydroxyprogesterone caproate injection), AMAG’s request for a hearing to maintain its approval of Makena® (hydroxyprogesterone caproate injection), and the timing and outcome of any hearings and future regulatory actions by the FDA;

•

our expectations regarding continued sales of Sumatriptan Injection USP to our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), and Teva’s ability to successfully distribute and sell Sumatriptan Injection USP;

•

our expectations regarding continued product development with Teva of the teriparatide and exenatide disposable pen injectors, Teva’s ability to obtain FDA approval and AB-rating for each of those products, and Teva’s ability to successfully commercialize the teriparatide disposable pen injector product outside the U.S.;

•	our expectations about the development of a rescue pen for an undisclosed drug with our partner Pfizer, Inc. (“Pfizer”) and potential future regulatory approval and future revenue from the same;
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

•	our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the pending securities class action and derivative actions;
•	our anticipated continued reliance on contract manufacturers to manufacture, assemble and package our products;
•

our anticipated continued reliance on third parties to provide certain services for our products including logistics, warehousing, distribution, invoicing, contract administration and chargeback processing;

•	our sales and marketing plans;
•	expectation about our future revenues, including the 2021 revenue guidance, our cash flows and our ability to support our operations and maintain profitability;

•	our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our ability to obtain additional financing, if needed;
•

our expectations and estimates made in connection with current accounting practices, including but not limited to, the carrying value of our deferred tax assets and our ability to utilize net operating loss and other credit carryforwards to offset future U.S. federal taxable income;

•	the potential impact of new accounting pronouncements and tax legislation; and
•	other statements regarding matters that are not historical facts or statements of current condition.

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

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies that address unmet needs in targeted therapeutic areas. We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages such as improved safety and efficacy, reduced side effects, convenience, and enhanced patient comfort and adherence. We also seek product opportunities that complement and leverage our commercial platform. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Pfizer, Idorsia, Teva and AMAG. Our FDA-approved products include XYOSTED® (testosterone enanthate) injection, OTREXUP® (methotrexate) injection, NOCDURNA® (desmopressin acetate), which is licensed from Ferring Pharmaceuticals, and Sumatriptan Injection USP, which is distributed by Teva. We are also the exclusive supplier of devices to Teva for their Epinephrine Injection USP, the generic equivalent of EpiPen® and EpiPen® Jr., the devices for Teva’s generic teriparatide injection product, and of the Makena® subcutaneous auto injectors to AMAG.

2020 Highlights and Areas of Focus

We achieved several significant operating and financial milestones in 2020:

•

Record Revenue and Financial Results – We generated record revenue of $149.6 million for the year ended December 31, 2020 as compared to $123.9 million for the year ended December 31, 2019, representing growth of 21% on a year over year basis. We also reported full year net income, earnings per share and positive operating cashflow in 2020. We generated record pre-tax income of $9.9 million and recognized an income tax benefit of $46.3 million, resulting in net income and basic earnings per share of $56.2 million and $0.34, respectively, for the year ended December 31, 2020 as compared to a net loss and net loss per share of $2.0 million and $0.01, respectively, for the year ended December 31, 2019. Earnings per share on a fully diluted basis was $0.33 for the year ended December 31, 2020.

•

Significant Growth of XYOSTED® – Our proprietary product XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, continued to grow significantly in 2020, generating annual net revenue of $46.5 million for the year ended December 31, 2020 compared to $20.8 million for the year ended December 31, 2019. We attribute this 124% increase to successful marketing strategies, achieving and maintaining targeted reimbursement coverage, and our ability to leverage our virtual capabilities to support the continued growth in year two of product launch despite the challenges presented by the Pandemic. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration of testosterone replacement therapy.

•

Expanded Product Portfolio with In-License of NOCDURNA® – We entered into an exclusive license agreement with Ferring Pharmaceuticals for NOCDURNA® (desmopressin acetate) marketed in the U.S. and indicated for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate. NOCDURNA® expands and complements our existing portfolio of proprietary products and allows us to leverage our existing commercial organization in targeted therapeutic areas. We began detailing NOCDURNA® in the fourth quarter of 2020 and are currently in the process of re-launching the product with a comprehensive strategy to increase awareness and demand.

•

Navigating the Global Pandemic – We have taken several measures to actively manage and help minimize the impact of the COVID-19 pandemic on our business. We have implemented safety measures and protocols to protect the health and safety of our employees and comply with governmental and public health guidelines while working to ensure the sustainability of our business operations and continuity of supply. We shifted to a primarily remote work environment for our corporate and administrative functions and limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply. Our sales force has been subject to varying limitations on their ability to physically visit physicians, and in response we strategically shifted to a virtual detailing platform and continued to utilize our social media presence to connect with our existing and potential customers and healthcare professionals. While our field-based team has now resumed in-person interaction with fewer restrictions, we believe we are also well-positioned with our virtual capabilities to continue to engage healthcare professionals and patients through the ongoing Pandemic and beyond.

In addition to these significant achievements and areas of focus in 2020, we continued to devote resources and advance our internal research and development programs to further expand our product pipeline. We also made significant progress on partnered development projects with our partners Pfizer and Idorsia, made investments in capital improvements and infrastructure, and maintained a disciplined approach to growth and operating expenditures to support our continued and future growth.

Product Portfolio Overview

The following table provides an overview of our proprietary and partnered commercial products and product opportunities:

Approved Products	Drug	Partner	Indication	Territory
XYOSTED® (testosterone enanthate) injection	Testosterone	None	Testosterone Replacement Therapy (“TRT”)	U.S.
OTREXUP® (methotrexate) injection	Methotrexate	None	Rheumatoid Arthritis; pJIA, Psoriasis	U.S.
NOCDURNA® (desmopressin acetate)	Desmopressin	None*	Nocturnal Polyuria	U.S.
Epinephrine Injection USP (generic equivalent to EpiPen® and EpiPen® Jr.)	Epinephrine	Teva	Anaphylaxis	U.S.
Sumatriptan Injection USP (generic equivalent to Imitrex® STATdose Pen®)	Sumatriptan succinate	Teva	Migraines	U.S.
Makena® Subcutaneous Auto Injector	Hydroxy-progesterone caproate	AMAG	Reduced Risk of Pre-term Birth	U.S.
Teriparatide Injection (generic version of Forsteo®)	Teriparatide	Teva	Osteoporosis	Outside U.S.

Products in Development	Drug	Partner	Indication	Territory
Disposable Pen Injector	Exenatide	Teva	Diabetes	U.S.
Disposable Pen Injector	Teriparatide	Teva	Osteoporosis	U.S.
QuickShot® Auto Injector	Undisclosed	Pfizer	Undisclosed Rescue Pen	U.S.
QuickShot® Auto Injector	Selatogrel	Idorsia	Acute Myocardial Infarction	Worldwide
Drug/Device Product	ATRS-1901	None	Urologic Oncology	U.S.
Drug/Device Product	ATRS-1902	None	Endocrinology	U.S.

*Distributed and sold by us under an exclusive license agreement with Ferring.

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

Segment and Geographic Information

We have a single reportable operating segment, which encompasses all of our pharmaceutical products and technologies. See Note 2 and Note 14 to the Consolidated Financial Statements in Part II, Item 8 about segment and geographic financial information.

Our Strategy and Market Opportunity

Our strategy is to grow the business through targeted investments in internal and partnered product development and other corporate opportunities that leverage our patented drug delivery technology platforms, as well as our commercial infrastructure, primarily focused in certain therapeutic areas. We have built a robust commercial organization to market and sell our proprietary products and have significant experience in developing drug/device combination products and navigating the regulatory approval process.

Historically, our focus has been primarily on the market for delivery of self-administered injectable drugs. We seek to identify development and commercialization opportunities, both internally and through partnered or business development opportunities, that apply patented drug delivery technologies to new or existing approved drug formulations in order to enhance the drug delivery methods and provide commercial and/or functional advantages, such as improved safety and efficacy, reduced side effects, convenience and enhanced patient comfort and adherence. In addition to self-administered injectable drugs, we have and continue to explore opportunities beyond injectable drugs that may complement our strategy and leverage our capabilities. We pursue these opportunities both on our own or with industry leading partners. We believe this strategy offers a distinct value to patients, healthcare providers, pharmaceutical partners and our shareholders.

Injection is a common drug delivery pathway, and the delivery of pharmaceutical therapies through injection systems often improves the systemic bioavailability of those treatments by overcoming absorption barriers common with oral and, in some cases, transdermal delivery. Improved bioavailability is considered beneficial when evaluating the role of route of administration on pharmaceutical efficacy. We believe that our advanced injection technology platforms provide drug delivery solutions that can result in improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence.  Many pharmaceutical companies focus on the development of important chronic care products and emergency rescue therapies that can be administered only by injection.  We believe our advanced injection technologies uniquely address these market needs and are well suited for both the branded and generic marketplace.

We and our partners have historically sought, and are in the process of seeking, FDA approval for certain product candidates primarily using the 505(b)(2) NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) approval pathways, as well as more recently the 505(b)(1) NDA pathway with certain partners, which are further described in the “Government Regulation” section below. Our technology platforms allow for device customization, which can provide multiple opportunities in both the 505(b)(2) NDA and generic market spaces, as well as the 505(b)(1) NDA pathway.

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

Our Competitive Strengths

We believe our key competitive strengths are our commercial capabilities and infrastructure, proprietary injection technologies, and our ability to form significant strategic alliances with industry-leading pharmaceutical partners to develop and commercialize proprietary and partnered products. We also believe our management team has unique knowledge of, and experience in the drug/device combination product space and navigating the related regulatory approval process, which creates opportunities for us and potential pharmaceutical partners that look to us for our unique capabilities and know-how. Our business model for developing and commercializing proprietary and partnered products has been validated, we believe, by the successive FDA approvals of our NDAs for XYOSTED® and OTREXUP® and our ANDA for Sumatriptan Injection USP, as well as the FDA approval of Teva’s AB-rated generic version of the EpiPen®.

Intellectual Property, Patents, Trade Secrets and Proprietary Information

We strive to protect and enhance the proprietary technologies that we believe are important to our business and rely on know-how and continuing technological innovation to develop, strengthen, and maintain our competitive position. When appropriate, we actively seek protection for our products and proprietary information by means of U.S. and international patents and trademarks.  We currently hold a portfolio of patents with expirations ranging from 2021 to 2038, and numerous patent applications pending in the U.S. and other countries.  These patents consist primarily of design, formulation and method-of-use patents.

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

Human Capital

We believe that our success is largely dependent upon our ability to attract and retain qualified employees. We currently have approximately 185 full-time employees, of which approximately 35 employees are based in our New Jersey corporate facility, 60 employees in our Minnesota operations and 90 field-based employees. Our workforce includes approximately 95 employees directly involved in or supporting our commercial sales organization, 20 in research and development, 40 in manufacturing and quality, and 30 in corporate and administrative functions. We are not party to any collective bargaining arrangements. Although we believe that the size of our current workforce is appropriate to achieve our objectives, we may hire additional employees with specialized expertise as we continue to grow our business. We believe that we have been successful to date in attracting skilled and experienced scientific and business professionals.

We continue to focus on building a high performing organization with an engaging work culture and have established initiatives to support this strategic priority. We perform bi-annual employee engagement surveys, set and monitor retention goals, and intend to invest in training and leadership development to cultivate our emerging leaders. Additionally, we are committed to diversity and inclusion as a core focus of our human capital strategy, and we are in the process of developing and implementing company-wide diversity and inclusion training.

We strongly believe that the success of Antares depends, in part, on open and regular communication with employees to help foster a high performing and engaged workforce.  To help ensure that employees fully understand the Company’s long term strategy and annual goals and how their work contributes to the Company’s success we utilize a variety of channels to facilitate open and direct communication, including: (i) quarterly CEO Town Hall meetings; (ii) regular ongoing update communications; and (iii) employee engagement surveys.

The Company’s compensation philosophy is to pay for performance, support the Company’s business strategies, and offer competitive compensation arrangements to attract and retain key individuals and has established a Compensation Committee of the Board of Directors. Consistent with this philosophy, the Compensation Committee considers the impact of our corporate performance in determining compensation for named executive officers, as well as each named executive officer’s individual performance, macroeconomic conditions generally, and data from peer group companies.

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

VIBEX® Auto Injectors

Our proprietary VIBEX® disposable auto injector systems combine a spring-based power source with a shielded needle, which delivers the needed drug solution subcutaneously or intramuscularly. In order to minimize the anxiety and perceived pain associated with injection-based technologies, the VIBEX® system features a triggering collar that shields the needle from view. The patented retracting collar springs back and locks in place as a protective needle guard after the injection, making the device safe for general disposal. We believe the key competitive advantages of the VIBEX® system include: reliable subcutaneous or intramuscular injection, designed to work with conventional pre-filled syringes, rapid injection with ability to deliver viscous solutions, ease of use in emergencies, and reduced pain.

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

VIBEX® QuickShot® Auto Injectors

An advancement of our proprietary line of VIBEX® auto injectors is the VIBEX® QuickShot® auto injector system, which offers a dose capacity of 1 mL or greater in a compact design. VIBEX® QuickShot® is designed to enhance performance on the attributes we believe most critical to patient acceptance, which are speed, comfort and discretion. VIBEX® QuickShot® achieves these advancements by incorporating a novel triggering mechanism and space-saving spring configuration. The unique design also accommodates fast injection of highly viscous drug products that less-powerful conventional auto injectors are typically unable to deliver.  Many self-injectable drugs that are currently marketed or in clinical development are of higher viscosity and are formulated to be administered in a 1 mL dose volume. Our proprietary product XYOSTED®, and the Makena® subcutaneous auto injector that we developed with our partner AMAG, were developed using the VIBEX® QuickShot® auto injector platform. We also have a development agreement with Pfizer to develop a rescue pen utilizing our VIBEX® QuickShot® auto injector system with an undisclosed Pfizer drug, and a development agreement with Idorsia for a drug device combination product utilizing a variation of our VIBEX® QuickShot® auto injector device with a new chemical entity selatogrel, being developed for the treatment of acute myocardial infarction.

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

XYOSTED® (testosterone enanthate) injection

XYOSTED® (testosterone enanthate) injection is our proprietary product for subcutaneous administration of testosterone replacement therapy (“TRT”) in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED®, which is currently marketed and sold in the U.S., is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration and is approved and marketed in three dosage strengths, 50 mg, 75 mg and 100 mg. XYOSTED® provides an easy and virtually pain-free administration, low risk of transference and the ability to achieve and maintain steady levels of testosterone.

In the U.S., there are several different formulations for TRT including intramuscular injection, topical and oral. According to IQVIA National Sales Perspectives® (“NSP”) reporting of nationally projected sales activities, the overall U.S. TRT market was approximately $1.4 billion in 2020 based on wholesale acquisition costs (“WAC”). Total prescriptions in the U.S. TRT market grew by 6.8% to 7.6 million prescriptions in 2020 as compared to 2019, entirely driven by an increase in prescriptions of injectables, which increased by 7.3%. The injectable TRT market grew from $411.7 million in 2019 to $480.7 million in 2020, an increase of 16.8% based on WAC. As of December 2020, XYOSTED® commanded approximately 51% and 43% of the branded TRT market among Urologists and Endocrinologists, respectively.

Competition in the U.S. testosterone replacement market includes topical solutions such as Abbvie’s Androgel® and Androgel® 1.62%, Perrigo’s generic 1.62% testosterone topical gel, Lilly’s Axiron®, Endo’s Fortesta® and Testim® (and the authorized generic) and Allergan plc’s (“Allergan”) Androderm®. Other forms of TRT include injectables, such as Endo’s Aveed®, Pfizer’s Depo®-Testosterone, and several generic testosterones in oil products sold by Actavis, Sandoz, Mylan (now a part of Viatris Inc.), Teva and others, as well as Testopel® pellets by Endo. Clarus Therapeutics (“Clarus”) launched Jatenzo®, an oral formulation of testosterone undecanoate, and Lipocine, Inc. (“Lipocine”) recently received tentative FDA approval for an oral formulation of testosterone undecanoate, Tlando®.

OTREXUP® (methotrexate) injection

We market and sell in the U.S. our proprietary product OTREXUP® (methotrexate) injection. OTREXUP® is a subcutaneous methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis (“RA”), children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.  We currently market seven dosage strengths of OTREXUP® in the U.S.

According to the Arthritis Foundation, RA affects approximately 1.5 million Americans. Methotrexate is considered the first-line disease modifying anti-rheumatic drug (“DMARD”) prescribed to patients with RA according to the Johns Hopkins Arthritis Center. Methotrexate is usually started at 12.5 mg, to 15 mg given orally, once-a-week, and titrated up for greater therapeutic effect, or until the patient incurs side effects.  The maximum dose given is generally 25 mg per week (10, 2.5 mg tablets given in one dose).  Studies have reported as many as 30% to 60% of patients experience gastrointestinal side effects with oral methotrexate, preventing further dose escalation or requiring discontinuation in some patients. Also, the extent of oral absorption of methotrexate varies considerably between patients. We believe that OTREXUP® offers physicians and patients an important alternative to oral methotrexate tablets and vials of the injectable form of the drug administered with a needle and syringe. OTREXUP® provides physicians and patients a convenient, practical and virtually painless option for administering parenteral methotrexate as an alternative to proceeding directly from oral methotrexate to biologics.  Additionally, OTREXUP® is a self-contained injection device designed to minimize accidental contact with methotrexate, a hazardous drug agent.

Medexus Pharma markets and sells Rasuvo®, a once-weekly, subcutaneous, single-dose auto-injector of methotrexate indicated for the treatment of rheumatoid arthritis, psoriasis and juvenile idiopathic arthritis (JIA), which is a direct competitor to OTREXUP®. Cumberland Pharmaceuticals, Inc. also recently received FDA approval and launched RediTrex®, a methotrexate injection in the U.S.  Competition in the methotrexate market also includes tablets and parenteral dosage forms that are distributed in the U.S. by several generic manufacturers, including Teva, Pfizer, Inc. (“Pfizer”), Viatris Inc. (“Viatris”), Hospira and Accord Healthcare. Beyond DMARDs, other commonly used pharmaceutical treatments for rheumatoid arthritis include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), corticosteroids and biologic response modifiers.  In addition to methotrexate, the other DMARDs include azathioprine (Imuran®), cyclosporine (Neoral®), hydroxychloroquine (Plaquenil®), auranofin (Ridaura®), leflunomide (Arava®) and sulfasalazine (Azulfidine®).  The biologic response modifiers include etanercept (Enbrel®), adalimumab (Humira®), golimumab (Simponi®), tocilizumab (Actemra®), certolizumab (Cimzia®), infliximab (Remicade®), abatacept (Orencia®), and rituximab (Rituxan®).

NOCDURNA® (desmopressin acetate) Sublinqual Tablets

We market and sell NOCDURNA® (desmopressin acetate) in the United States, which is the first and only sublingual tablet indicated for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate. NOCDURNA® is a sublingual tablet, marketed in two dosage strengths, that dissolves quickly under the tongue without water and has been shown in clinical studies to reduce nighttime urination by nearly half (in patients who average 3 nighttime bathroom visits.) We license NOCDURNA® from Ferring Pharmaceuticals.  We began detailing NOCDURNA® in in the fourth quarter of 2020 and are currently in the process of re-launching the product with a comprehensive strategy to increase awareness and demand.

It is estimated that more than 40 million people in the U.S. are affected by nocturia, or frequent waking at night to urinate.  Of the approximately 10 million patients diagnosed with nocturia, only about 1.5 million are treated for the condition. One of the leading causes of nocturia is nocturnal polyuria, which is present in up to 88% of nocturia patients. In patients diagnosed with nocturnal polyuria, the kidneys produce too much urine at night. Patients may already be taking medication for overactive bladder (OAB) or benign prostatic hyperplasia (BPH); however, these medications may not reduce night-time urination because they do not treat NP.

Pharmacological therapy is most useful in treating nocturia due to nocturnal polyuria, including desmopressin, an anti-diuretic hormone therapy. The antidiuretic effects of desmopressin are mediated by stimulation of vasopressin 2 (V2) receptors, thereby increasing water re-absorption in the kidney, and hence reducing urine production. Desmopressin is available as both an oral tablet and a nasal spray. Noctiva™, an FDA-approved nasal formulation of desmopressin acetate, although not currently marketed in the U.S., is the only other FDA-approved branded desmopressin acetate indicated for the treatment of nocturia.

Epinephrine Injection USP

We developed and are the exclusive supplier of the device for Teva’s generic Epinephrine Injection USP products, indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients. Teva’s Epinephrine Injection, utilizing our patented VIBEX® injection technology, was approved by the FDA in August 2018 as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to the branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. Teva announced a limited commercial launch of its generic epinephrine product in late fourth quarter of 2018 with full commercial availability in 2019. We supply the device and Teva is responsible for the drug, assembly and packaging, distribution and commercialization of the finished product, for which we also receive royalties on Teva’s net sales.

Epinephrine is utilized for the treatment of severe allergic reactions (anaphylaxis) to insect venom, foods, drugs and other allergens as well as anaphylaxis to unknown substances or exercise-induced anaphylaxis. Viatris’s EpiPen®, along with its own authorized generic of the product, continues to be the global market leader in the epinephrine auto injector market.  In December 2016, Viatris announced the availability of its lower-priced authorized generic to EpiPen®, intended to address pricing concerns of the branded version. In the U.S., sales of generic epinephrine injection products were approximately $1.1 billion in 2020 based on WAC, according to the IQVIA NSP report. There are other companies and alternative products competing in the market, including the authorized generic for Adrenaclick® manufactured by Impax Laboratories LLC, a subsidiary of Amneal Pharmaceuticals LLC. Kaléo also announced the availability of AUVI-Q® (Epinephrine Injection, USP) Auto-Injector in the U.S. beginning in February 2017, and Adamis Pharmaceuticals received FDA approval of SYMJEPI™, an epinephrine injection, which is marketed and distributed in the U.S. by US WorldMeds LLC.

Sumatriptan Injection USP

We, through our partner Teva, sell Sumatriptan Injection USP, indicated in the U.S. for the acute treatment of migraine headaches and cluster headache in adults.  Sumatriptan Injection USP is a generic equivalent to Imitrex® STATdose Pen®, and available in the 4 mg/0.5 mL and 6 mg/0.5 mL single-dose prefilled syringe auto-injectors.  We have a license, supply and distribution agreement with Teva, under which Teva is responsible for the manufacture and supply of the drug, and we manufacture the device and complete assembly and packaging of the finished product. Teva is responsible for commercialization and distribution.

The total U.S. retail anti-migraine triptan market was $4.5 billion in 2020 according to IQVIA’s National Prescription Audit® (“NPA”) report based on TRx Pharmacy Dollars. The majority of patients who use triptans take oral tablets.  Oral drugs accounted for $4.1 billion of the total, and injectable products accounted for approximately $264 million of the total market, measured in terms of TRx Pharmacy Dollars. Sumatriptan is currently available in an oral formulation, a nasal spray (Imitrex, GSK and generic) and a needleless injector (Sumavel, Astellas/Zogenix). There is extensive competition in the sumatriptan marketplace and several manufacturers offer versions of injectable sumatriptan with a delivery device, including GSK (Imitrex STATdose Pen®), Teva (AJOVY®), Pfizer (Alsuma), ENDO Pharmaceuticals (Sumavel DosePro), Sun Pharma (generic sumatriptan autoinjector) and Upsher-Smith (Zembrace SymTouch). One company, Sandoz, Inc. (“Sandoz”) markets an authorized generic version of GSK’s Imitrex STATdose Pen®.

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

Makena® is a progestin that belongs to a class of drugs called progestogens. Progestogens have been studied to reduce preterm birth and have shown varying results depending upon the subjects enrolled. The active ingredient in Makena®, 17α hydroxyprogesterone caproate (often referred to as 17P), is the only FDA-approved treatment for pregnant women who have had a prior spontaneous preterm birth (which is a substantial risk factor for recurrent preterm birth) and has been and used for more than a decade by healthcare providers to treat patients with a history of spontaneous preterm birth. The approval of Makena® was based on the landmark Meis trial, conducted by the National Institute of Child Health and Human Development and the Maternal-Fetal Medicine Units Network and published in the New England Journal of Medicine in 2003. The Society for Maternal Fetal Medicine Publications Committee published clinical guidelines for the use of progestogens to reduce the risk of preterm birth in the American Journal of Obstetrics and Gynecology in May 2012, which were affirmed in 2014. Preterm birth is defined as a birth prior to 37 weeks of pregnancy. According to the March of Dimes, preterm births affected nearly 380,000 babies, or one of every ten infants born in the United States.

In October 2019, AMAG announced that the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee met to better understand and interpret the PROLONG (Progestin’s Role in Optimizing Neonatal Gestation) confirmatory clinical trial for Makena® (hydroxyprogesterone caproate) injection. Nine advisory committee members voted to recommend that the FDA pursue withdrawal of approval for Makena® and seven committee members voted to leave the product on the market under accelerated approval and require a new confirmatory trial. In October 2020, AMAG received notice that the FDA is proposing to withdraw approval of Makena® (hydroxyprogesterone caproate injection). AMAG requested a public hearing in response to the FDA’s proposal to withdraw its approval and has stated that it remains committed to working with the FDA to maintain patient access to Makena® as a treatment option to reduce pre-term birth. In November 2020, Covis Group, a private pharmaceutical company focused on providing therapeutic solutions for patients with life-threatening conditions and chronic illnesses, acquired AMAG.

Teriparatide Injection

We developed and are the exclusive supplier of the multi-dose pen utilized in Teva’s generic teriparatide injection product. In 2020, our partner Teva launched Teriparatide Injection, the generic version of Eli Lilly’s branded product Forsteo® featuring the Antares multi-dose pen platform, for commercial sale in several countries outside of the United States. Under an exclusive development, license and supply agreement with Teva, Antares is responsible for the manufacturing and supply of the multi-dose pen utilized in Teva’s generic teriparatide product and Teva is responsible for the sale and distribution of the product. Antares is compensated for devices sold to Teva and is entitled to receive royalties on net product sales by Teva in the territories.

Teriparatide is used for the treatment of osteoporosis in postmenopausal women and men at increased risk of fracture and for glucocorticoid induced osteoporosis in men and women. According to Eli Lilly’s annual report, 2020 global sales of Forteo® was $1.05 billion, of which $510.3 million was recorded in the U.S. and $536.0 million in the rest of the world.

Research and Development

We are committed to a strong research and development program, recognizing that the development of new product offerings is important to our future success. An important part of our growth strategy is our continued investment in our evolving research and development activities and new product pipeline. While we are focused on opportunities within urology and endocrinology therapeutic areas, we are also exploring new product opportunities beyond these therapeutic areas that could further grow and diversify our portfolio. Our research and development efforts are focused primarily on leveraging our existing product and technology platforms by broadening their applications for use in other drug/device combination products, as well as exploring new pharmaceutical products, technologies and drug delivery methods. We also have a corporate development team that actively seeks and evaluates new business and product opportunities to further expand our pipeline.

Our research and development programs consist primarily of clinical, regulatory, formulation development, engineering and device development activities for our current products, next generation versions of current products, product extensions, and new proprietary and partnered products and technologies in development. Our internal research and development team works with external consultants, industry experts, physicians and other medical personnel in an effort to drive our product development pipeline. The following is a discussion of our significant research and development activities.

ATRS - 1901

In 2019, we initiated development of a proprietary drug device combination product for the urology oncology market, identified as ATRS-1901. We have conducted formulation development work and non-clinical studies to help advance this program. In 2020, we received a response from the FDA regarding our pre-IND (Investigational New Drug) submission and believe we have determined our clinical and regulatory pathway forward.  We expect to file an IND for this program with the FDA in the second half of 2021.

ATRS -1902

In 2019, we identified a program to develop a proprietary drug device combination product for the endocrinology market, identified as ATRS-1902.  We conducted initial formulation work and developed a working prototype of a new device to support this program. We received a response from the FDA regarding our pre-IND submission and believe we have determined the regulatory and clinical path forward. We expect to file an IND for this program with the FDA in the first half of 2021.

Additional Development Programs

We continue to pursue and evaluate other potential new products and product extensions that address patient needs primarily in our targeted therapeutic areas. We actively explore new options for patients including innovative delivery technologies and improved formulations of existing therapeutics.

Partnered Development Projects

We, in collaboration with our pharmaceutical partners, are engaged in research and development activities utilizing our auto injectors and disposable pen injectors. The development programs typically consist of determination of the device design, development of prototype tooling, production of prototype devices for testing and clinical studies, and development of commercial tooling and assembly. We expect development related to these products to continue; however, the development timelines are generally controlled by our partners and the extent of near-term and future development will be dependent on decisions made by our partners. The following is a summary of the development stages for each of the partnered products in development:

Pen Injector with Teriparatide

We are developing with Teva, under a license, development and supply agreement, a multi-dose disposable pen injector device with teriparatide for the treatment of osteoporosis. Teva is actively working toward a regulatory approval with the FDA for a generic version of Forteo® (teriparatide [rDNA origin] injection) using the ANDA pathway and has indicated it is awaiting a potential FDA approval in 2021. See also the “Teriparatide Injection” section above for more information about the product and Teva’s commercialization activities outside the United States.

Pen Injector with Exenatide

We are also developing with Teva a multi-dose pen injector device for use with a generic form of BYETTA® (exenatide injection) for the treatment of diabetes.  Teva is working through the U.S. regulatory approval process for its exenatide pen using the ANDA pathway.

Exenatide, marketed as BYETTA®, is used along with diet and exercise to treat type 2 diabetes, a condition in which the body does not use insulin normally and therefore cannot control the amount of sugar in the blood.  Exenatide works by stimulating the pancreas to secrete insulin when blood sugar levels are high. Insulin helps move sugar from the blood into other body tissues where it is used for energy. Exenatide also slows the emptying of the stomach and causes a decrease in appetite. Exenatide is not used to treat type 1 diabetes, a condition in which the body does not produce insulin and therefore cannot control the amount of sugar in the blood.  Exenatide is not used instead of insulin to treat people with diabetes who need insulin.  Total gross U.S. sales of BYETTA® (exenatide) by AstraZeneca in 2020 were approximately $135 million according to IQVIA NSP. BYDUREON®, a long-acting form of the medication BYETTA®, had approximately $1.2 billion in gross sales in the U.S. in 2020 based on WAC, according to IQVIA NSP.

Rescue Pen (drug undisclosed)

In August 2018, we entered into a development agreement with Pfizer and began developing a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. We will develop the product and Pfizer will be responsible for obtaining FDA approval of the combination product. We entered into a separate commercial supply agreement with Pfizer pursuant to which we will sell fully packaged commercial ready finished product to Pfizer, assuming FDA approval. Pfizer will be responsible for commercializing the product in the U.S., and we will receive royalties on net sales.  We have begun design work, feasibility testing and Human Factor studies.

Rescue Device with Selatogrel

In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. A new chemical entity selatogrel is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

In 2020, we completed the initial design phase of the selatogrel device and Idorsia conducted a clinical bridging study utilizing these devices. We completed the usability and reliability studies for the device which has been tailored for emergency use to ensure safe and effective use can be demonstrated ahead of the Phase 3 study.

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

Idorsia, in consultation with health authorities, is preparing to initiate a large, international, multi-center, Phase 3 study in the first half of 2021 with approximately 14,000 patients to investigate the efficacy and safety of subcutaneous self-administration of selatogrel for the treatment of a suspected AMI in patients with a history of AMI. Participating patients will be trained on when to inject and instructed on how to self-administer treatment.

According to the American Heart Association, there are currently 8.4 million heart attack survivors in the U.S. There are also approximately 800,000 heart attacks in the U.S. annually, of which 600,000 are first heart attacks and 200,000 happen to people who have already had a heart attack.

Manufacturing

We use third parties to manufacture our products and product candidates.  To the extent that we are the sponsor of a drug/device combination product or product candidate or to the extent that we are responsible for drug and device operations with regard to products or product candidates sponsored by our partners, we must ensure that the product or product candidate is manufactured in accordance with FDA’s current Good Manufacturing Practices (“cGMPs”) for drug products and FDA’s current Quality System Regulations (“QSRs”) for medical devices and equivalent provisions in the EU and elsewhere which are required as part of the overall obligations necessary, in the EU for instance, to obtain a CE-mark. To the extent that we are only supplying the device component to one of our partners, we are responsible for compliance with QSRs. We believe that our third-party manufacturers are currently in compliance with cGMPs and QSRs, to the extent applicable. Assembly and packaging of all of our products is performed by third-party service providers under our direction.  All manufacturers and suppliers are monitored and evaluated by our quality department to assess compliance with regulatory requirements and our internal quality standards and benchmarks.  We perform quality review and product release.

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

•

We have contracted with Jabil Healthcare (“Jabil” formerly Nypro Inc. or “Nypro”), an international manufacturing development company to supply commercial quantities of our VIBEX® pressure assisted auto injector device for our OTREXUP® and VIBEX® epinephrine products.

•	We have contracted with Pharmascience Inc. to supply commercial quantities of methotrexate pre-filled syringes for OTREXUP®.
•	We have contracted with Fresenius Kabi to supply commercial quantities of pre-filled syringes of testosterone for XYOSTED®.
•	We have contracted with Ferring for the commercial supply of NOCDURNA®.
•	We utilize various pharmaceutical companies to supply the active pharmaceutical ingredient (“API”) for XYOSTED®, OTREXUP® and Sumatriptan Injection USP.
•	We utilize Sharp Corporation (“Sharp”), an international contract packaging company, to assemble and package OTREXUP®, XYOSTED®, Sumatriptan Injection USP, and the Makena® auto injector.
•	Our partner Teva supplies the pre-filled syringes for Sumatriptan Injection USP.

We have a highly experienced quality group that works with and regularly inspects or meets with our manufacturers and suppliers to review the manufacturing process for our products and to provide input on quality matters.

In addition to the above manufacturing capabilities, on July 1, 2019, we entered into a lease for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. The Company completed the build-out of the facility and began occupying the space in 2020.  The new facility supports our administrative functions, product development and quality operations and is intended to provide additional manufacturing and warehousing capabilities in the future.

Commercial Operations

We have built a robust internal commercial organization, consisting of specialty sales representatives, management and support staff, to market and sell our proprietary products XYOSTED®, OTREXUP® and NOCDURNA® in the U.S. We have entered into agreements with vendors for certain commercialization services such as third-party logistics, distribution, data analytics and claims processing. We have and may continue to enter into licensing and or additional distribution arrangements for commercialization of our products outside the U.S.

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

Trade – We contract with numerous wholesale distributors, including Cardinal, McKesson Corporation (“McKesson”) and Amerisource Bergen Corporation to distribute our XYOSTED®, OTREXUP® and NOCDURNA® products to the retail pharmacies as well as the Veterans Administration and other governmental agencies.  In addition to shipping our product, these distributors provide inventory and sales reports as well as other services.  In exchange for these services, we pay fees to certain distributors based on a percentage of wholesale acquisition cost. We have also contracted with several specialty pharmacies to support fulfillment of certain prescriptions.

Third Party Reimbursement and Pricing – In the U.S. and elsewhere, sales of pharmaceutical products to consumers depend to a significant degree on the availability of coverage and reimbursement by third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the pricing of products and services and implementing other cost containment mechanisms, including demanding more aggressive pricing and rebates for favorable formulary placement. This is especially true in markets where generic options exist. Third-party payers often utilize a tiered reimbursement system and may require step edits or prior authorization. It is, and will continue to be, time consuming and expensive for us to seek and maintain coverage for our products and to process reimbursements from Medicaid, Medicare and private payers.

Some states have also created Medicaid preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. Some States have implemented statutes imposing other consequences for a manufacturer’s failure in certain circumstances to negotiate supplemental rebates, including but not limited to ordering managed care plans to limit or reduce reimbursement for a drug provided by a medical practitioner. If our products are not included on these preferred drug lists, they may be subject to prior authorization.

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

We also offer co-pay assistance programs to patients for our proprietary products under which patients covered by commercial pharmacy benefit plans receive discounts on their prescriptions. Our XYOSTED® STEADYCare Co-pay Assistance Program provides financial support to most commercially insured patients to assist with out-of-pocket costs of XYOSTED®. In addition, certain commercially insured patients are eligible for our “first fill free” program for XYOSTED® to assist the patient during the initial claims adjudication process. We utilize contract service providers to process and pay claims to patients for actual usage.

International Distribution – We are contracting with a third-party logistics provider, Cardinal, for key services related to logistics, warehousing and inventory management, international shipping, export and customs administration to support our international distributor, Lunatus. We entered into an exclusive distribution agreement with Lunatus in August 2020 to distribute and promote the sale of XYOSTED® in Saudi Arabia and the United Arab Emirates. Lunatus is responsible for obtaining regulatory approval and, assuming approval, for the promotion and commercialization of the product in the territories.

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

Epinephrine Injection USP – We are the exclusive supplier of the device used in Teva’s epinephrine injection product.  We receive payment for each device sold to Teva and royalties on Teva’s commercial sales of the product.  Teva’s epinephrine injection was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to Viatris Inc.’s branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, is substitutable at the pharmacy. Teva is solely responsible for commercialization and distribution of the finished product.

Makena® subcutaneous auto injector – Pursuant to our exclusive license, development and supply agreements with AMAG, AMAG is responsible for the commercialization and distribution of the Makena® subcutaneous auto injector. AMAG supplies the pre-filled syringe of the drug to Antares, and Antares manufactures the device and oversees the assembly and packaging of the final product, which is sold to AMAG at cost plus margin. Antares is entitled to receive high single digit to low double-digit royalties on net sales of the Makena® subcutaneous auto injector as well as sales-based milestones. AMAG primarily sells Makena® to specialty pharmacies, specialty distributors, home infusion companies and pharmacies which, in turn, sell Makena® to healthcare providers, hospitals, government agencies and integrated delivery systems.

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

Teriparatide Injection – We are the exclusive supplier of the pen injection device used in Teva’s Teriparatide Injection product. Teva launched its generic version of Forsteo® in certain territories outside the U.S. in 2020, and is awaiting FDA approval of the generic equivalent of Forteo® in the United States. We receive payment for each device sold to Teva and royalties on Teva’s commercial sales of the product in the territories.  Teva is solely responsible for commercialization and distribution of the finished product.

Information about Revenues and Customer Concentrations

For information about revenues and customer concentrations, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. Significant customers from which the Company derived 10% or more of its total revenue in each or any of the years in the three-year period ended December 31, 2020 include: Teva, McKesson, AmerisourceBergen, Cardinal Health and AMAG.  For more detailed information, refer to Note 14 – Revenues, Significant Customers and Concentrations of Risk in the Notes to Consolidated Financial Statements in Part II, Item 8.

Collaborative Arrangements and License Agreements

We have entered into significant partnering arrangements and licensing agreements with Teva, AMAG, Pfizer, Idorsia and other pharmaceutical partners. The following is a summary of certain agreements.

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

AMAG Agreements

In September 2014, we entered into a development and license agreement with Lumara Health, Inc., which was subsequently acquired by AMAG, which was subsequently acquired by Covis Group, to develop and supply an auto injector system for use with Makena®, a progestin drug (hydroxyprogesterone caproate) indicated to reduce the risk of preterm birth.  Under the agreement, we granted an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to certain intellectual property rights, including know-how, patents and trademarks, and received an upfront payment for our license and development activities.  We are also entitled to milestone payments upon the achievement of pre-determined amounts of net sales of the product.

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

Pfizer Agreement

In August 2018, we entered into a development agreement with Pfizer to jointly develop a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. Pfizer will pay us for design and development services and be responsible for obtaining FDA approval of the combination product. We entered into a separate commercial supply agreement with Pfizer pursuant to which we will provide fully packaged commercial ready finished product to Pfizer and Pfizer will then be responsible for commercializing the product in the U.S., pending FDA approval, for which the Company will receive royalties on net sales and other sales-based milestone payments.

Idorsia Agreement

In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. A new chemical entity selatogrel is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

Ferring Agreement

In October 2020, we entered into an exclusive license and commercial supply agreement with Ferring for the marketed product NOCDURNA® (desmopressin acetate) in the United States, which is indicated for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate. Under the terms of the license agreement, the Company paid Ferring an upfront payment of $5.0 million upon execution and will pay an additional $2.5 million at one year from execution. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on the Company’s net sales of NOCDURNA® in the United States.

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

Competition

The pharmaceutical, medical device and biotechnology industries are intensely competitive and subject to rapid and significant technological change. We have a wide range of competitors depending upon the branded or generic marketplace, the therapeutic product category, and the product type, including dosage strengths and route of administration. Our competitors include established biotechnology development companies, specialty pharmaceutical companies, major brand name and generic manufacturers of pharmaceuticals such as Teva, Viatris, Lilly and Endo, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment.  Our competitors also include third party contract medical device design and development companies such as Scandinavian Health Ltd., Ypsomed AG, West Pharmaceutical and Owen Mumford Ltd. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. Smaller or early stage emerging companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

There is ongoing effort by public and private payers to reduce the cost of drugs and reduce the overall cost of health care.  There continues to be greater pressure on drug manufacturers to provide greater discounts and rebates on their products.  The drug distribution channels are complex and involve many different parties.  Recently, such channels have undergone and continue to undergo consolidation.  Drug wholesalers and retail drug chains have merged or consolidated resulting in significantly larger organizations with greater resources and bargaining power controlling multiple levels of the drug distribution network.  Consequently, pharmaceutical companies are facing increasing pressure to reduce prices.  Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to demand larger price discounts on our products. Large wholesalers and retailer customers have continued to form partnerships, such as the alliance between CVS and Cardinal Health. As a result of this consolidation among wholesale distributors as well as the growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market.

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

IND applications automatically become effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. If the FDA places a trial on clinical hold, the sponsor must address the issue to the FDA’s satisfaction before the trial may begin. In addition, an independent Institutional Review Board (“IRB”) must review, approve, and monitor the plan for any clinical trial, subject communications, and informed consent information for subjects before the trial commences. The FDA, the IRB, or the sponsor may suspend a clinical trial, place a trial on hold, or discontinue a trial at any time on various grounds.

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

In some cases, FDA programs may be available to expedite or simplify the process of drug development and FDA marketing application review.  For instance, drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means the FDA may approve the product based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to FDA’s prior review of promotional materials.  Accelerated approval products are also required to conduct rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug or biologic from the market on an expedited basis.  If FDA proposes withdrawing an accelerated approval, the agency provides the applicant with an opportunity for a hearing.  If the applicant files a timely request for a hearing, the applicant must submit any data and information to FDA upon which it plans to rely.  At the hearing, an advisory committee is asked to review the applicable issues and provide advice and recommendations to FDA.

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

The FDA may also choose or be required to refer drugs to advisory committees when it is determined that an advisory committee’s expertise would be beneficial to the regulatory decision-making process, including the evaluation of new technology. An advisory committee is a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

After evaluating the NDA and all related information, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter authorizing marketing for specific conditions, or, in some cases, a Complete Response Letter (“CRL”) describing the application deficiencies. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission.

ANDA Submissions

A pharmaceutical company seeking to market a generic version of a branded drug must file a ANDA with the FDA. For ANDAs, applicants are not required to conduct complete clinical studies. Such applications, though, normally require bioavailability and/or bioequivalence studies, conducted in accordance with Good Clinical Practices (“GCPs”) and under the supervision of an IRB.

Like NDAs, ANDAs must be accompanied by user fees.  For generic drugs, other fees, such as fees for drug master files, program fees and fees for manufacturing facilities, also may also be required to be paid by the applicant, manufacturer, and/or drug master file holder.

Following submission of an ANDA, the FDA has 60 days to evaluate the application to determine if it is substantially complete.  If the agency finds that the application is substantially complete, it will receive the application and begin its substantive review.  As part of this substantive review, the FDA will determine whether or not the generic version submitted by the company meets the necessary approval standards, including bioequivalence to the reference listed drug, adequate chemistry, manufacturing, and controls, and manufacturing facilities and clinical study sites passing pre-approval inspections.  Under FDA’s Generic Drug User Fee Act performance goals, the FDA has the goal of reviewing and acting on 90% of standard original ANDAs within ten months of submission. However, certain factors can shorten this review timeline.

Following its completion of the review of a ANDA, the FDA will either issue an approval letter, authorizing marketing for specific conditions, or a CRL.  If a CRL is issued, the applicant may either respond to FDA, addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing.

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

The Hatch-Waxman Amendments, Regulatory Exclusivity, and Patent Term Extension

Orange Book Patent Listing

When an NDA is submitted to the FDA seeking approval of a drug, including a 505(b)(2) NDA, the applicant is required to list certain patents whose claims cover the applicant's product or method of use with the FDA. Upon approval of a NDA, each of the patents listed in the application for the drug is then published in the Orange Book. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies FDA’s existing practices into the FDCA.

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

If the ANDA or 505(b)(2) applicant makes a paragraph IV certification challenging an Orange Book-listed patent, a notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. If the NDA holder or patent owners of the listed drug asserts infringement of the patent in court within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from making the approval of the ANDA or 505(b)(2) application effective until the earlier of 30 months from the receipt of the paragraph IV certification, the expiration of the patent, the settlement of the lawsuit,  a decision in the infringement case that is favorable to the applicant, or such shorter or longer period as may be ordered by a court. The ANDA or 505(b)(2) application approval also will not be made effective until any applicable non-patent exclusivity listed in the Orange Book has expired as described in further detail below.

Recently, Congress, the Administration, and administrative agencies have introduced and/or taken certain measures to increase drug competition and thus, decrease drug prices, including with respect to drug importation, making product available to facilitate the development of generic and 505(b)(2) products, and shared and individual REMS. New legislative and regulatory efforts could ultimately have an adverse impact on our business and results of operation.

Non-Patent Exclusivity

The holder of an NDA may be entitled to a period of non-patent exclusivity, during which the FDA cannot make the approval of an ANDA or 505(b)(2) application that relies on the listed drug effective. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (“NCE”), during which the FDA cannot accept for filing any ANDA or 505(b)(2) application for the same active moiety except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.

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

Orphan Drug Designation

Some jurisdictions, including the U.S., may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. or affecting more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. will be recovered from U.S. sales. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain orphan designation if there is a product already approved by the FDA that is intended for the same indication and that is considered by the FDA to be the same as the already approved product. This hypothesis must be demonstrated to obtain orphan exclusivity.  Orphan drug designation provides certain benefits, such as the opportunity for grants, tax credits, application user fee waivers, and exemption from program user fees under certain circumstances.  The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act.  If approved for the orphan designation, orphan designated drugs may receive seven years of exclusivity, which, subject to certain exceptions, protects the drug from FDA approval of another drug with the same principal molecular features for the same orphan indication.  FDA may, however, approve a product with the same principal molecular features for the same orphan indication during this time period, if such product is able to demonstrate clinical superiority.  Orphan exclusivity can also be lost under certain circumstances, such as the inability of the application holder to ensure sufficient quantities of the product.  Orphan drugs are also exempt from the above discussed PREA requirements.

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

Manufacturing and Quality Regulations

The FDA established regulations to require that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform to cGMPs and QSRs. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of manufacturing operations and require the conduct of investigations and FDA reporting under certain circumstances. The cGMP regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device design, quality, and manufacturing, including, for example, pre-production design requirements and validation; production and process controls; complaint handling and investigations; corrective and preventative actions; and distribution, installation, and servicing. Compliance with the regulations requires a continuous commitment of time, money and effort in all operational areas. The FDA conducts periodic inspections of drug and device facilities to assess the cGMP/QSR status of marketed products.

Controlled Substances Regulation

Certain of our drug products are considered “controlled substances” as defined in the Controlled Substances Act (“CSA”) and implementing regulations, which, depending on the controlled substance schedule, establish certain registration, security, monitoring, reporting, storage, distribution, importation, inventory, quota, record keeping, prescribing, dispensing, and other requirements administered by the Drug Enforcement Agency (“DEA”). The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Our product XYOSTED® is a Schedule III substance. These requirements are directly applicable to us and also applicable to our contract manufacturers and to distributors, prescribers and dispensers of our products.

The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. Annual registration is required for any facility that manufactures, distributes, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. The DEA typically inspects a facility to review its security measures prior to issuing a registration and on a periodic basis. Certain reports must also be made for controlled substances, such as reports for thefts or significant losses of any controlled substance.  Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action. Individual states may also regulate controlled substances.

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

We are subject to various U.S. federal and state laws restricting certain marketing practices in the pharmaceutical industry, including anti-kickback laws and false claims laws. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs, except for activities protected by narrowly-drawn statutory and regulatory safe harbors. HHS recently promulgated a regulation that is effective in two phases.  First, the regulation excludes from the definition of “remuneration” limited categories of (a) PBM rebates or other reductions in price to a plan sponsor under Medicare Part D or a Medicaid Managed Care Organization plan reflected in point-of sale reductions in price and (b) PBM service fees.  Second, effective January 1, 2022, the regulation expressly provides that rebates to plan sponsors under Medicare Part D either directly to the plan sponsor under Medicare Part D, or indirectly through a pharmacy benefit manager will not be protected under the anti-kickback discount safe harbor.  Liability under the federal anti-kickback statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it, and a violation of the anti-kickback statute may be grounds for a government or whistleblower claim under the federal False Claims Act. Violations of the federal anti-kickback statute may be punished by civil and criminal fines, imprisonment, and/or exclusion from participation in federal healthcare programs.

The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting or causing to be presented a false or fraudulent claim for payment of federal funds; knowingly making or causing to be made, a false statement to get a false claim paid; knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; conspiring to defraud the government by getting a false or fraudulent claim paid or approved by the government; or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. Claims may be pursued by whistleblowers through qui tam actions, even if the government declines to intervene.  Intent to deceive is not necessary to establish civil liability, which may be predicated on reckless disregard for the truth.  The civil False Claims Act authorizes imposition of treble damages and a civil penalty for each false claim, such as an invoice, submitted for payment and may result in significant financial penalties and damages.  The criminal federal False Claims Act imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false fictitious or fraudulent.  Conviction or civil judgment for violation of the False Claims Act can also result in debarment from government contracting and exclusion from participation in federal healthcare programs.

The civil monetary penalties statute further imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.  Federal consumer protection and unfair competition laws also broadly regulate marketplace activities and activities that potentially harm consumers.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), also created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services  relating to healthcare matters. The ACA amended the intent requirement of certain of these criminal statutes so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it.

Various federal and state health care programs obligate us to report drug pricing information that is used as the basis for their reimbursement rates for pharmacies and other health care providers including under the Medicaid and Medicare programs, prices charged certain federal agencies and non-federal purchasers, and rebates on prescriptions paid by Medicaid and other plans.  Payment for a manufacturer’s drugs by these programs is conditioned on submission of this pricing information.  States, such as California, have also enacted transparency laws that require manufacturers to report price increases and related information.  Some government health care programs impose penalties if drug price increases exceed specified percentages or inflation rates, and these penalties can result in mandatory penny prices for certain federal and 340B program customers. Failure to comply with the rules for calculating and submitting pricing information or otherwise overcharging the government or its beneficiaries may result in criminal, civil, or administrative sanctions or enforcement actions, including False Claims Act liability.

In addition, the Physician Payment Sunshine Act provisions of the Healthcare Reform Act require extensive tracking of payments and transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other types of healthcare providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives), and teaching hospitals, as well as ownership and investment interest held by physicians and their immediate family members, and reporting of the data collected to the Centers for Medicare and Medicaid Services (“CMS”), which publishes the data publicly on the CMS Open Payments website.  Government agencies and private entities may inquire about our marketing practices, and government entities may pursue enforcement activities based on the disclosures in those public reports. Similar state laws also impose reporting requirements for various types of payments to healthcare providers and organizations, and impose various types of gift bans and other compliance requirements on manufacturers. Failure to comply with required reporting requirements under these laws could subject manufacturers and others to substantial civil money penalties.

The majority of states also have statutes or regulations similar to the consumer protection and unfair competition laws, federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. A number of states now have implemented transparency laws requiring manufacturers to report pricing information and require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states restrict when pharmaceutical companies may provide meals to prescribers or engage in other marketing related activities. In addition, some states require pharmaceutical companies to abide by the pharmaceutical industry’s voluntary compliance guidelines, implement compliance programs or marketing codes of conduct.  Failure to comply with state laws could result in regulatory enforcement actions.

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

The Veterans Health Care Act of 1992 requires, as a condition of payment by certain federal agencies and the Medicaid program, that manufacturers of “covered drugs” enter into a Master Agreement and Federal Supply Schedule (FSS) contract with the Department of Veterans Affairs through which their covered drugs must be offered for sale at a mandatory ceiling price to certain federal agencies, including the VA and Department of Defense.  FSS contracts require compliance with applicable federal procurement laws and regulations, including disclosure of commercial prices during contract negotiations and maintenance of price relationships during the term of the contract, and subject manufacturers to contractual remedies as well as administrative, civil, and criminal sanctions.  The Veterans Health Care Act also requires manufacturers to enter into pricing agreements with the Department of Health and Human Services to charge no more than a different ceiling price (derived from the Medicaid rebate percentage) to covered entities participating in the 340B drug discount program.  Failure to provide the mandatory discount may subject the manufacturer to specific civil monetary penalties, including when subsequent ceiling price recalculations due to pricing data submitted to CMS or new drug price estimations result in a covered entity having paid more that the revised ceiling price due to failure or refusal to refund or credit a covered entity. Termination of either of these agreements also jeopardizes payment by Medicaid for the manufacturer’s drugs.

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

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. One such statute is the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HIPAA established uniform standards for "covered entities," which are certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions, protecting the security and privacy of protected health information, and mandating security breach notification standards. In addition, other federal and state laws, such as the California Consumer Privacy Act, may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

Also, third-party payers are developing increasingly sophisticated methods of controlling healthcare costs. For example, for high cost specialty drugs, third party payers have begun demanding value-based pricing in which price is linked to performance metrics.  Recent State enactments establish significant negative incentives requiring negotiation of supplemental rebates, and a recent CMS regulation, effective January 1, 2021, implements a most-favored nations pricing model seeking to lower prices under Medicare Part B by tying the costs of certain medicines to cheaper prices in other developed countries.  This regulation currently is the subject of litigation and a temporary injunction.  Moreover, while it is only currently applicable to Medicare Part B, legislative and executive branch proposals have sought to extend this type of pricing to other federal healthcare programs. Further, coverage and reimbursement for therapeutic products can differ significantly from payer to payer. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that adequate coverage and reimbursement will be obtained. The cost of pharmaceuticals and medical devices continues to generate substantial governmental and third-party payer scrutiny. We expect that the pharmaceutical industry will experience continued pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative and administrative proposals. Our results of operations and business could be adversely affected by current and future third-party payer policies as well as healthcare legislative and administrative reforms.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. Legislators and regulators at both the federal and state level are increasingly focused on containing the cost of drugs, and there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, California recently enacted a transparency law requiring manufacturers to report drug price increases and related information. Congress also amended the Medicaid statute to alter price reporting of branded products sold as authorized generics, effective 4th quarter 2019, which effectively increases the rebates paid on the brand.  Recent executive orders focusing on domestic sourcing also have required that government agencies to the maximum extent practicable limit procurements of essential medicines, including epinephrine, to products that are manufactured in the US from US API and other critical inputs.  These and any additional healthcare reform and procurement measures could further constrain our business or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in additional pricing pressures.

Other Regulatory Requirements and Considerations

In addition to regulations enforced by the FDA, we must also comply with regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us. The effects of potential future changes in regulations or new legislation, if any, as a result of the new administration are also unknown.

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

Risks Related to Our Operations

We have historically incurred significant losses, and there is no guarantee that we can sustain or grow our profitability.

Although we generated $56.2 million of net income for the year ended December 31, 2020, we incurred net losses of $2.0 million and $6.5 million for the years ended December 31, 2019 and 2018, respectively. In addition, we had an accumulated deficit at December 31, 2020 of $222.6 million. The costs for research and development of our products, product candidates and drug delivery technologies, along with marketing and selling expenses and general and administrative expenses, have been the principal causes of our losses. Although we have reported net earnings and earnings per share in recent quarters and for the most recent annual period, there is no guarantee we will continue to post profitable results of operations or maintain profitability on an annual or quarterly basis, and as a result your investment could be harmed.

We have significant outstanding indebtedness under a loan and security agreement.  If we do not have sufficient cash available to repay the outstanding indebtedness as it becomes due, or if an event of default were to occur that provides Hercules Capital, Inc. the right to accelerate the outstanding balance of the loan and to take possession of some or all of our collateral securing the loan, either situation could have a material adverse effect on our business.

We have entered into a loan and security agreement, referred to herein as the Hercules Loan Agreement, with Hercules Capital, Inc., (“Hercules”) for a term loan of up to $50.0 million, under which we have borrowed a total of $40.0 million.  The loan is secured by substantially all of the Company’s assets, excluding intellectual property, and will mature on July 1, 2022, unless extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone. Under the Hercules Loan Agreement, an event of default will occur if, among other things, we fail to make payments as required under the Hercules Loan Agreement, we breach or default in the performance of any covenant or secured obligation under the Hercules Loan Agreement, a circumstance occurs that would reasonably be expected to have a material adverse effect on the Company, we become unable to pay our debts as they come due or are otherwise insolvent, we or our assets become subject to certain legal proceedings such as bankruptcy proceedings or a cross default to other indebtedness obligations of the Company in excess of $500,000, or a stop order is issued with respect to our common stock. Upon the occurrence of an event of default and following any applicable cure periods, if any, Hercules may take certain actions as set forth in the Hercules Loan Agreement, including declaring all outstanding obligations immediately due and payable. If Hercules exercises this right, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property other than our intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

There is no guarantee that healthcare providers and patients will adopt our or our partners’ products or continue to use or prescribe our or our partners’ products, or that we and our partners will be able to receive and maintain adequate payer coverage and reimbursement.

Successful sales of our products depend on the continued prescription by healthcare providers, adoption by patients, and the availability of adequate coverage and reimbursement from third-party payers. There is no guarantee that healthcare and patients’ providers will adopt any newly approved products or continue to prescribe and use products, or that insurers and governmental healthcare programs, such as Medicare and Medicaid, will provide adequate coverage and reimbursement, or will not disadvantage our products through imposition of prior authorization, step therapy, high co-payments, or similar formulary management techniques.  For instance, coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.  Additionally, certain third-party payers restrict or block access to patients for new products until a clinical review has occurred or clinical evidence is provided to support the benefits for covered patients. Many states also use formularies and preferred drug lists to obtain supplemental Medicaid rebates in excess of those required for Medicaid coverage.   The industry competition to be included in such formularies and not disadvantaged often leads to downward pricing pressures on pharmaceutical companies. Any labeled limitations on the use of a product or warnings could discourage adoption of the product by patients, healthcare providers, and insurers.

To ensure sales, manufacturers often must provide multiple discounts on the same drug in the chain of distribution to the healthcare provider and the payer.  Further, manufacturers are required to assume responsibility for Medicare Part D prescription costs for innovator drugs and biologics and authorized generics while the beneficiary is in the coverage gap. Increasingly, payers are looking for metrics and performance-based pricing to justify increased costs of therapeutic advancements. Even if coverage is obtained, the net realization from price concessions may negatively impact our profitability.  Government health programs also impose inflation penalties that may have adverse consequences if we increase prices in the future. Moreover, we and our partners may experience a delay in receiving coverage and reimbursement for any new products or may not receive adequate levels of coverage or reimbursement at all. By way of example, while we have obtained significant payer coverage for our testosterone replacement treatment product, XYOSTED®, there is no assurance that we will maintain coverage with payers or remain at the same coverage level with existing payers in future periods.  New competitive products may be approved and payers may disadvantage our products in favor of the newly approved products and technologies. If the time to obtain coverage is lengthy, if we are unable to obtain or maintain adequate coverage, or if the rebates we negotiate are higher than anticipated, it may negatively impact our revenue from product sales.

Additionally, if healthcare providers and patients do not adopt any new product, or if insurers restrict patient access or disadvantage our or our partners’ products in their formularies or otherwise do not provide adequate coverage and reimbursement, we and our partners may not be able to generate sustainable revenue growth from product sales and royalties which will have a material adverse effect on our business and future product opportunities. We and our partners, accordingly, may need to take steps to assist patients in their ability to afford our products, such as offering bridge programs, free-trials, discounts, rebates and co-pay coupon programs. As an example, we currently offer co-pay assistance to eligible patients designed to help off-set the amount of a patient’s co-pay insurance for XYOSTED®, OTREXUP® and NOCDURNA®.  These programs, however, may not ultimately be successful.

New information concerning our or our partners’ products learned through required post-approval studies and product use may also result in changes to our or our partners’ products.  Should any of these events occur, they could have a material and adverse effect on our operations and business.

Any post-approval requirements, including phase IV studies may also require the dedication of substantial time and resources.  By example, as a post-marketing requirement for XYOSTED®, we must conduct a pediatric study and the FDA has asked us to conduct a separate label comprehension study that assesses patients’ understanding of key risk messages in the Medication Guide for XYOSTED® and a study of testosterone replacement therapy in pediatric males ages 14 years and older for conditions associated with a deficiency or absence of endogenous testosterone. The label comprehension study findings may result in revisions to the Medication Guide to optimize patients’ understanding of important risks of XYOSTED® and potentially other label restrictions or changes.  The FDA found that our first label comprehension study did not fulfill the post approval requirement and, thus, we are preparing to conduct a new label comprehension study, which must be completed by the end of 2026 and will require dedication of funds and resources.  Additionally, the outcome of any post-approval studies, including the pediatric study, is uncertain and may not result in an expanded label indication or could result in additional labeling requirements or other post-approval restrictions or regulatory actions.

Additionally, use of our or our partners’ products by patients and in phase IV and post-marketing studies may result in the discovery of new information concerning the products. This may result in regulatory or other actions, including, product liability actions, enforcement actions, distribution and manufacturing restrictions, changes to product labeling and promotional materials, the imposition of post-market requirements, such as REMS or additional phase IV studies, withdrawal of marketing application approvals, withdrawal of the product from the market, refusal to approve new marketing applications or supplements, product recalls, clinical holds and suspension of clinical studies, safety alerts, dear healthcare provider letters, adverse publicity, and reimbursement and insurance coverage consequences, among others.  Should any of these events occur, they could have a material and adverse effect on our operations and business. By way of example, in October 2020 the FDA proposed that Makena® be withdrawn from the market following a review by the FDA’s Bone, Reproductive and Urologic Drugs Advisory Committee. AMAG subsequently requested an FDA public hearing. While, at this time, Makena® may still be marketed, we do not yet know what the FDA’s ultimate decision will be and whether AMAG will decrease the resources that it dedicates to Makena®. The uncertainty with regard to Makena® has negatively impacted our product revenue and royalties from AMAG and may adversely impact the business.

Our employees, independent contractors, consultants, commercial partners, manufacturers, principal investigators, or contract research organizations (“CROs”) may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, comply with federal procurement rules or contract terms, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act (“FCA”) case against us based on the actions or inactions of these third parties even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. Further, due to the risk that a judgment in an FCA case could result in exclusion from federal health programs or debarment from government contracts, whistleblower cases often result in large settlements. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

We rely on third parties to perform many necessary services for XYOSTED®, OTREXUP® and NOCDURNA® including services related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products.

We have retained third-party service providers, including Cardinal, to perform a variety of functions related to the distribution, invoicing, rebates and contract administration, co-pay program administration, sample distribution and administration, storage and transportation of our products, key aspects of which are out of our direct control. We place substantial reliance on this provider as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. We also rely on third parties to administer our drug price reporting and rebate payments and contracting obligations under federal programs. Despite our reliance on third parties, we are responsible for compliance with the applicable legal and program requirements.  By example, in certain states, we are required to hold licenses to distribute our products in the states and must comply with the associated state laws.  Moreover, if these third-party service providers fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us or encounter physical damage or a natural disaster at their facilities, our ability to deliver products to meet commercial demand would be significantly impaired. In addition, we use third parties to perform various other services for us relating to regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If our employees or any third-party service providers fail to comply with applicable laws and regulations, we and/or they may face regulatory or FCA enforcement actions. Moreover, if the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we and/or they could be subject to regulatory sanctions. We do not currently have the internal capacity to perform these important commercial functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

We are dependent on numerous third parties in our supply chain for the supply and manufacture of our products and our partners’ products. If we do not develop and maintain relationships with suppliers, manufacturers, assemblers and/or licensees of our and our partners’ drug/device products or product candidates, or if such third parties are unable to supply or manufacture products or assemble and package the final products, we may be unable to successfully manufacture, assemble, package and sell our and our partners’ products, which could have a material adverse effect on our business.

The availability of our products and product candidates depends upon our ability to procure the raw materials, components, packaging materials and finished products that we need from third parties. We have entered into supply agreements with numerous third-party suppliers, many of which are currently our single source for the materials necessary for certain of our products. If any of these or other third parties are unable to supply their respective components for any reason, including due to violations of the FDA’s QSR or cGMP requirements, our or our partners’ ability to manufacture the finished product will be adversely affected and our ability to meet the supply and demand for any sales of such products and the resulting revenue therefrom will be negatively affected.  Additionally, as many of our components are manufactured by sole third-party suppliers, in the event of a failure to supply, we may not be able to find alternative third suppliers in a timely or cost-effective manner. Moreover, any failure to comply with the applicable regulatory requirements could subject us, our suppliers, or our collaborators to regulatory enforcement actions or recalls.  In the case of product candidates, our and our partners’ ability to conduct the necessary studies would also be adversely impacted.

We do not currently utilize our own facilities to manufacture commercial quantities of our or our partners’ drug/device combination products or components, including but not limited to XYOSTED®, OTREXUP®, Sumatriptan Injection USP, epinephrine auto-injector devices, Makena® auto injectors or any other of our or our partners’ products or product candidates.   We also do not possess the facilities to manufacture clinical supplies of any product candidates or components.  We must contract with third parties and/or our partners to produce products, components, and product candidates and to assemble and package finished products and related components according to specifications and that must comply with all applicable manufacturing requirements, including cGMPs for drug products and QSRs for medical devices. The future development and delivery of our and our partners’ products and product candidates depend on the capability, as well as the timely, profitable and competitive performance of these third parties and/or our partners, in addition to their initial and continued FDA approval following regulatory authority facility inspections and compliance.  There is also no assurance that such third parties and/or our partners will be willing to manufacture, assemble or sell the drug/device products or components or that they will not encounter manufacturing delays, problems, or difficulties. A limited number of manufacturers exist that are capable of manufacturing our and our partners’ products, components, and product candidates. We and our partners may fail to contract with the necessary third parties or we and our partners may contract with third parties on terms that may not be favorable to us.  By example, the cost of manufacturing may be impacted in the future by a number of different factors, including, but not limited to, changes in law, as well as global trade policies.

In addition, contract manufacturers may use their own technology, technology developed by us, technology developed by our partners, or technology acquired or licensed from third parties. When contract manufacturers develop proprietary process technology, our reliance on such contract manufacturers is increased. A technology transfer from the original contract manufacturer may be required. Any such technology transfer may also require the transfer of requisite data for regulatory purposes, including information contained in a proprietary drug or device master file held by a contract manufacturer. We and/or our partners would be dependent on the contract manufacturer for the maintenance and right of reference to the drug or device master file.  If the contract manufacturer fails to maintain a drug or device master file or withdraws our or our partners’ right of reference, we and/or our partners may no longer be able to manufacture, develop, market, and sell our or our partners’ products or product candidates.

We rely on multiple commercial supply arrangements with third-party manufacturers for, including, without limitation: the production and supply of the methotrexate, sumatriptan and testosterone drug substance in pre-filled syringes; the manufacture of prefilled syringes; the manufacture of device components; the manufacture and partial assembly of VIBEX® and Quickshot auto injectors; and the final assembly and packaging of our products and product candidates and our partners’ products and product candidates. Our third-party manufacturers may also fail to pass the audits by our or our partners’ internal quality and regulatory group.  Any of these actions could delay or prevent our development of products, delay or prevent the submission of these products for regulatory approval, delay or prevent marketing approval, or result in insufficient product or product candidate quantity to support commercial demand or development.  We may also be required to replace manufacturers, which would be time consuming and expensive, and we may not be able to reach favorable agreements with or FDA approval for alternative manufacturers. As a result, our business, financial condition and results of operations could be seriously harmed. See additional risk factors associated with manufacturing in the section “Risks Related to Regulatory Matters.”

We depend on Teva to manufacture the drug and finished packaged product and to distribute and commercialize the epinephrine auto-injector in the United States.

We have entered into a license, development and supply agreement with Teva, pursuant to which we developed and are the exclusive supplier of the device for an epinephrine auto injector product marketed by Teva in the United States. There is no guarantee that our partnership with Teva will be successful.  Teva controls the manufacture and supply of the drug, epinephrine, and the final assembly of the devices and packaging of the finished product and has complete control over the commercialization and sale of the epinephrine auto injector product. If, at any time, Teva ceases to manufacture and supply the epinephrine drug or fails to produce sufficient supplies of the drug, Teva will be unable to produce a finished product and we may be unable to sell our auto injectors for this product to Teva resulting in less revenue for us.

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

We depend on Teva to manufacture and supply the drug for VIBEX® Sumatriptan and to distribute and commercialize the product in the United States.

We have entered into a license, supply and distribution agreement with Teva to distribute VIBEX® Sumatriptan, an auto injector product containing sumatriptan for the treatment of migraines.  Under our arrangement, we will manufacture the auto injector and are responsible for final assembly and packaging of the final product and Teva will manufacture and supply the drug sumatriptan and distribute and commercialize the product in the United States. Teva also has an option for rights in other territories.

There is no guarantee that our partnership with Teva to distribute VIBEX® Sumatriptan will be successful.  Teva controls the manufacture and supply of the drug, sumatriptan, which is necessary for the production of VIBEX® Sumatriptan. If, at any time, Teva ceases to manufacture and supply us with sumatriptan or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors designed for this product to Teva.  In addition, if Teva is not able to produce sufficient supplies of the drug in accordance with cGMPs, we also will be unable to produce a finished product and we and/or Teva may be subject to regulatory enforcement action. We also rely on Teva to commercialize and distribute the product within the U.S. and if Teva is unsuccessful in commercializing the product, the resulting revenue may be lower than expected.  Moreover, because we hold the FDA approved application for this product, we are responsible for FDA regulatory compliance.  Should Teva fail to comply with the applicable regulatory requirements, Teva or we may be subject to regulatory enforcement action.  Any enforcement action could impact the ability to produce, market, commercialize, sell, and distribute the finished drug product, and in turn, our revenue. Additionally, we may disagree with Teva on certain business strategies or its manufacturing and distribution decisions.  Such decisions by Teva may be beyond our control and may impact the success of VIBEX® Sumatriptan and we may receive less revenue than desired or expected. We have invested significant resources in the development of VIBEX® Sumatriptan, and, if our partnership with Teva is not profitable or is terminated for any reason, we may not receive a return on our investment and may suffer significant losses.

We depend on AMAG to manufacture and supply the progestin hormone drug Makena®, to distribute and commercialize the combination product that incorporates a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with drug, and to maintain regulatory approval of the product.

We have entered into a license, development and supply agreement with AMAG to distribute a variation of our VIBEX® QuickShot® subcutaneous auto injector for use with AMAG’s progestin hormone drug Makena®, the Makena® Auto Injector. Makena® was first approved by the FDA via the accelerated approval pathway in 2011. There is no guarantee that our partnership with AMAG will be successful, that AMAG will be able to maintain approval for Makena® or that AMAG will be able to successfully manufacture, supply, commercialize, and distribute the product. The FDA is currently seeking withdrawal of Makena®. For more information regarding Makena® and AMAG, see additional risk factors associated with information concerning our or our partners’ products in this section.

Additionally, AMAG controls the manufacture and supply of the drug, hydroxyprogesterone caproate, and has complete control over the launch and continuous commercialization and marketing of Makena® Auto Injector worldwide. If, at any time, AMAG ceases to manufacture and supply us with hydroxyprogesterone caproate or fails to produce sufficient supplies of the drug, we will be unable to produce a finished product or sell our auto injectors for this product to AMAG.  In addition, if AMAG is unable to produce sufficient supplies of the drug in accordance with cGMPs or otherwise fails to comply with the applicable regulatory requirements, we also will be unable to produce a finished product and/or we and/or AMAG may be subject to regulatory enforcement action, which would impact the ability to produce, market, commercialize, sell, and distribute the finished drug product, and, in turn, impact our revenue. We rely on AMAG to commercialize and distribute the product worldwide and if AMAG is unsuccessful in commercializing the product, the resulting revenue may be lower than expected. Additionally, we may disagree with AMAG on certain business strategies or its manufacturing and distribution decisions.  Such decisions by AMAG may be beyond our control and may impact the success of the Makena® Auto Injector and we may receive less revenue than desired or expected.

We and AMAG are subject to competition for generic versions of the intramuscular formulation of Makena®, which is less costly for patients.  This competition could result in more patients utilizing the intramuscular formulation rather than the subcutaneous auto injector, thus resulting in us receiving potentially less revenue than expected.

We may incur significant liability if it is determined that we are promoting or have in the past promoted the “off-label” use of drugs or medical devices, or otherwise promoted or marketed approved products in a manner inconsistent with the FDA’s requirements.

In the U.S. and certain other jurisdictions, companies may not promote drugs or medical devices for “off-label” uses, that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA or other foreign regulatory agencies. Under what is known as the “practice of medicine,” physicians and other healthcare practitioners may prescribe drug products and use medical devices for off-label or unapproved uses, and such uses are common across some medical specialties. Although the FDA does not regulate a physician’s choice of medications, treatments or product uses, the Federal Food, Drug and Cosmetic Act and FDA regulations significantly restrict permissible communications on the subject of off-label uses of drug products and medical devices by pharmaceutical and medical device companies. As the sponsors of FDA approved products, we and our partners will not only be responsible for the actions of the companies but also can be held liable for the actions of employees and contractors, requiring that all employees and contractors engaging in regulated functions, such as product promotion, be adequately trained and monitored, which requires time and monetary expenditures.

If the FDA determines that a company has improperly promoted a product “off label” or otherwise not in accordance with the agency’s promotional requirements, the FDA may issue a warning letter or seek other enforcement action to limit or restrict certain promotional activities or materials or seek to have product withdrawn from the market or seize product, among other enforcement requirements.  In addition, a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid and/or government contracting, consent decrees and corporate integrity agreements, as well as potential liability under the federal FCA and applicable state false claims acts. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.

Moreover, in addition to the regulatory restrictions on off-label promotion, there are other FDA restrictions on and requirements concerning product promotion and advertising, such as requirements that such communications be truthful and non-misleading and adequately supported. The FDA also has requirements concerning the distribution of drug samples. The FDA and other authorities may take the position that we are not in compliance with promotional, advertising, and marketing requirements, and, if such non-compliance is proven, we may be subject to significant liability, including but not limited to administrative, civil and criminal penalties and fines, in addition to regulatory enforcement actions.

We currently depend on a limited number of customers for the majority of our revenue, and the loss of any one of these customers could substantially reduce our revenue and impact our liquidity.

For the year ended December 31, 2020, we derived approximately 40% of our revenue from Teva. In addition, we derived a significant portion of our product sales revenue from wholesale distributors including McKesson, AmerisourceBergen and Cardinal Health, which each accounted for approximately 12%, 12% and 11% of total revenues in 2020, respectively.  The loss of any of these significant customers or partners or reduction in our business activities could cause our revenues to decrease significantly and increase our continuing losses from operations.  If we do not broaden our customer base, we will continue to depend on these few customers for the majority of our revenues. Additionally, if we are unable to negotiate favorable business terms with these customers in the future, our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability or continue operations.

The failure of our licensees to perform under any of our existing licensing agreements or the failure of our licensees/partners to develop and obtain regulatory approval for their product candidates or the failure to enter into new licensing agreements could substantially affect our revenue.

One of our business strategies is to enter into license agreements with pharmaceutical companies covering the development, manufacture, use and marketing of our drug delivery devices with specific drug therapies. Under these arrangements, the partners typically assist us in the development of the product and sponsor the collection of the appropriate data for submission for regulatory approval of the use of the drug delivery device with the licensed drug therapy.  Our licensees may also be responsible for distribution and marketing of the product or technologies for these therapies either worldwide or in specific territories.  We are currently a party to a number of such agreements, all of which are currently in varying stages of development. We may not be able to meet future milestones established in our agreements (such milestones generally being structured around satisfactory completion of certain phases of clinical development, regulatory approvals and commercialization of our product), and thus would not receive the fees expected from such arrangements, related future royalties or product sales.  Moreover, there can be no assurance that we will be successful in executing additional collaborative agreements or that existing or future agreements will result in increased sales of our drug delivery technologies or products. In such event, our business, results of operations and financial condition could be adversely affected, and our revenues and gross profits may be insufficient to allow us to achieve and/or sustain profitability.

As a result of our collaborative agreements, we are dependent upon the development, data collection and marketing efforts of our licensees.  The amount and timing of resources such licensees devote to these efforts are not within our control, and such licensees could make material decisions regarding these efforts that could adversely affect our future financial condition and results of operations.  If one or more of these pharmaceutical company partners fail to pursue the development or marketing of, or are unable to receive marketing approval for our and our partners’ products as planned, or fail to perform their contractual obligations in accordance with all regulatory requirements, our revenues and profits may not reach expectations or may decline. In addition, factors that adversely impact the introduction and level of sales of any drug or drug device covered by such licensing arrangements, including competition within the pharmaceutical and medical device industries, the timing of regulatory or other approvals and intellectual property litigation, may also negatively affect sales of our drug delivery technology. For instance, competition in this market could also force us or our partners to reduce the prices of our technologies below currently planned levels, which could adversely affect our revenues and future profitability. Moreover, our partners and licensees will be subject to many of the same regulatory risks as we are.  To the extent that they are not able to comply with the applicable regulatory requirements, or are not able to obtain or maintain regulatory product approvals, we and they may be subject to regulatory enforcement action, the performance of their obligations under their contracts with us may be inhibited, and we may not be able to realize the benefit of the relationship.

We are relying on partners such as Teva, AMAG, Pfizer and Idorsia for future milestone, sales and royalty revenue.  Our partners may fail to obtain FDA or foreign approvals of a product with our technologies or may be unsuccessful in commercializing a product.  There is no assurance that development of our partners’ products will continue or that they will ultimately receive FDA approval in a timely manner or at all, or if FDA approved, they will be a significant revenue source for us. Significant delays in anticipated launches of these products in development may occur.  While we assist our partners in some cases in obtaining regulatory approvals and advancing new products, we depend on these partners and cannot control their decision-making or progress in achieving such goals. Any potential loss of anticipated future revenue could have an adverse effect on our business and the value of your investment.

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

Our or our partners’ products may be eligible for periods of regulatory exclusivity, as described elsewhere in this annual report.  This exclusivity, however, may not adequately protect our or our partners’ products from competition.  If any periods of exclusivity that we or our partners may have do not adequately protect the applicable product or if we or they do not receive or lose anticipated periods of regulatory exclusivity, we or they may be subject to abbreviated new drug application (“ANDA”) and/or 505(b)(2) competition sooner than we anticipate. We or our partners may also be subject to increased generic competition sooner than anticipated as the FDA, Congress, and the Administration have taken steps to facilitate the approval of generic products and increase competition in the prescription drug market.  New legislative and regulatory efforts could ultimately have an adverse impact on our business and results of operation.

Further, regardless of any granted exclusivities, we or our partners may face competition from products or product uses that are not otherwise blocked by our or our partners’ patents or exclusivities. For example, exclusivity does not prevent physicians from prescribing a similar product even if it is not approved for the same indication. By further example, in 2019, the FDA approved Clarus Therapeutic, Inc.’s product, Jatenzo®, an oral testosterone undecanoate capsule for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone.  The introduction of Jatenzo®, which was launched for commercial sale in February 2020, and other oral or competing testosterone products may materially impact our sales of XYOSTED®.  Moreover, we or our partners may face competition from other products intended for the same use and/or that otherwise contain the same active ingredients, which may be less expensive than our or our partners’ products.  Any increase or changes in the competitive landscape for our or our partners’ products may impact product sales and the amount that can be charged for a given product.

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

Although we have applied for and/or have received several patents and trademarks, we may be unable to protect our intellectual property, which would negatively affect our ability to compete.

Our success depends, in part, on our ability to obtain and enforce patents for our products and device technologies and to preserve our trade secrets and other proprietary information.  If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments.

We currently hold numerous patents and have numerous patent applications pending in the United States and other countries. Our current patents may not be valid or enforceable and may not protect us against competitors that challenge our patents, obtain their own patents that may have an adverse effect on our ability to conduct business, or are able to otherwise circumvent our patents.  Additionally, our products and technologies are complex and one patent may not be sufficient to protect our products where a series of patents may be needed.  Further, we may not have the necessary financial resources to enforce or defend our patents or patent applications. Even issued patents may later be modified or declared invalid by the U.S. Patent and Trademark Office by analogous foreign offices or in legal proceedings. In addition, any patent applications we may have made or may make relating to inventions for our actual or potential products and technologies may not result in patents being issued or may result in patents that provide insufficient or incomplete coverage for our inventions.

We may seek to protect our patent rights by asserting an allegation of infringement against third parties. For instance, for any products approved via the NDA pathway, we will be required to submit certain patent information for inclusion in the FDA’s Orange Book.  There is no guarantee, however, that we will be able to obtain patents that may be included in the Orange Book.  Moreover, the rules for submitting patents to the Orange Book are detailed and complex. To the extent that we do not include a patent in the Orange Book, we would not be able to avail ourselves of the protections provided in the Hatch Waxman Act, including the possibility of a 30-month stay.  To the extent that we include a patent in the Orange Book that should not be included, we could also face legal action.

If third parties identify our products as reference listed drugs in any ANDAs or 505(b)(2) applications, they will be required to provide patent certifications in their applications for our listed patents, and notifications to us.  In the event such third parties make paragraph IV certifications, we would be entitled to file a patent infringement lawsuit, and if that is accomplished within 45 days after receiving the notification, it would trigger a 30-month stay against the FDA making the approval of the third party’s application effective.  Patent litigation is costly and time consuming and the outcome is uncertain.  There is no assurance of success with any patent litigation.  Depending on the ultimate outcome of the litigation it may have an adverse effect on results of operations and our market penetration. We may also determine that it is not in our business interest to file a patent infringement lawsuit in response to a paragraph IV certification.

To protect our trade secrets and proprietary technologies and processes, we rely, in part, on confidentiality agreements with employees, consultants and advisors.  These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully and independently develop the same or similar information. In addition, we may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties. We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend and the outcomes could be uncertain.

Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringes their patent rights.  As with any litigation where claims may be asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in the U.S. Patent and Trademark Office or the courts.  If these claims are not resolved favorably, we may not be able to continue to develop and commercialize our product candidates.  Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.  If we are found liable for infringement or are not able to have these patents declared invalid or unenforceable, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by others’ patents. Any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.  We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims.  Ultimately, we may be unable to commercialize some of our product candidates as a result of patent infringement claims, which could potentially harm our business.

Additionally, we are developing and may develop other products in the future for ourselves and/or our partners using the ANDA and/or 505(b)(2) pathways.  Our partners may also do the same. There can be no assurance that those products will not be subject to litigation, which could delay or prohibit the launch of those potential products.  We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drugs and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. Moreover, regardless of whether we and/or our partners are ultimately successful in defending a patent infringement suit, we and/or they may be significantly delayed by a 30 month stay in the event we and/or they make a paragraph IV certification.  In addition, a 505(b)(2) application or ANDA approval will not be made effective until any existing nonpatent exclusivity have expired or, if possible, is carved out from the label. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all.

Product liability, product recalls and related claims could harm our business.

The development, manufacture, testing, marketing and sale of pharmaceutical products and medical devices are associated with significant risks of product liability claims or recalls. Side effects or adverse events known or reported to be associated with, or manufacturing defects in, the products sold by us could exacerbate a patient’s condition or could result in serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class of injured patients. Further, third party payers, either individually or as a putative class, may bring actions seeking to recover monies spent on one of our products. While we have not had to defend against any product liability claims to date, as sales of our products increase, we may have product liability claims made against us. The risk of product liability claims may also increase if a company receives a warning letter from a regulatory or other enforcement agency. We cannot predict the frequency, outcome or cost to defend any such claims. Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, or at all. Our product liability insurance may not cover all of the future liabilities we might incur in connection with the development, manufacture or sale of our products. In addition, we may not be able to continue to obtain insurance on satisfactory terms or in adequate amounts.

While we maintain product and clinical trial liability insurance and evaluate our insurance requirements on an ongoing basis, a successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully.

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

To the extent that a product fails to conform to its specifications or comply with the applicable laws or regulations, we or our partners may be required to or may decide to voluntarily recall the product or regulatory authorities may request or require that we recall a product even if there is no immediate potential harm to a patient.  Any recall of our products or products or their components that we supply to our partners could materially adversely affect our business by rendering us unable to sell those products or components for some time and by adversely affecting our reputation. Recalls are costly and take time and effort to administer.  Even if a recall only initially relates to a single product, product batch, or a portion of a batch, recalls may later be expanded to additional products or batches or we or our partners may incur additional costs and need to dedicate additional efforts to investigate and rule out the potential for additional impacted products or batches.  Moreover, if any of our partners recall a product due to an issue with a product or component that we supplied, they may claim that we are responsible for such issue and may seek to recover the costs related to such recall or be entitled to certain contractual remedies from us, Recalls may further result in decreased demand for our or our partners’ products, could cause our partners or distributors to return products to us for which we may be required to provide refunds or replacement products, or could result in product shortages. Recalls may also require regulatory reporting and prompt regulators to conduct additional inspections of our or our partners’ or contractors’ facilities, which could result in findings of noncompliance and regulatory enforcement actions.  A recall could also result in product liability claims by individuals and third-party payers. In addition, product liability claims or other safety issues could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by the FDA or the authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by the FDA, the European Medicines Agency (“EMA”) or the competent authorities of the EU member states could lead to product liability lawsuits as well.

We depend on information technology and computer systems to operate our business, and any failures or interruptions in our internal computer systems, including a data breach or cybersecurity incident, could have a negative impact on our business.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to cybersecurity attacks including damage from computer viruses, unauthorized access, attacks by computer hackers and ransomware, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, protected health or proprietary information, we could incur liability or damage to our reputation, and the further commercialization and development of our products and product candidates could be delayed. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, or trade secrets or the personal information of our employees, patients or other business partners may be exposed to unauthorized persons or to the public. There can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable laws and regulations and we have incurred and will continue to incur costs relating to compliance with applicable laws and regulations.

As a pharmaceutical technology company, we are subject to a large body of legal and regulatory requirements, guidance, and recommendations from a variety of regulatory authorities, such as the FDA, the EMA, and HHS OIG. In addition, as a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices and continue to update the program in response to newly implemented regulatory requirements and guidance, we cannot ensure that we are or will be in compliance with all potentially applicable regulations. Failure to comply with all potentially applicable laws and regulations could lead to the imposition of fines, cause the value of our common stock to decline, and impede our ability to raise capital or list our securities on certain securities exchanges.

We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions.

The COVID-19 pandemic (the “Pandemic”) continues to evolve, including the spread of new more contagious virus strains, and the related risks and uncertainty could materially and adversely affect our business, operating results and financial conditions.

Our sales force has been subject to varying limitations on its ability to visit physicians, and we are utilizing virtual meeting platforms and other forms of social media to connect with our existing and potential customers and healthcare professionals. The restrictions and closures imposed as a result of the Pandemic have also limited patient access to physicians, and we have experienced, and may continue to experience, a decrease in new prescriptions for our proprietary products. Our partners may also experience a decrease in demand for our partnered products due to the Pandemic or the related restrictions. While we have taken measures to help minimize the potential impact of the various government orders, the effects of these restrictions may negatively impact productivity and demand for our products, disrupt our business and delay development programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These restrictions and others in the future, as well as the continued uncertainty on the duration, scope and severity of the Pandemic, could negatively impact our business, operating results and financial condition.

We currently rely on many third parties to source active pharmaceutical ingredient and drug products, manufacture and assemble our devices, distribute finished products and provide various logistics activities for our business.  If any of these third parties are adversely impacted by the Pandemic or the restrictions resulting from the outbreak, for example, one of our third party manufacturers’ facility had a temporary shutdown as a result of a positive COVID-19 diagnosis by an employee, if they are not able to obtain necessary supplies, or if they need to prioritize other products or customers over us or our partners, we may experience delays or disruptions in our product supply chain which could have a material and adverse impact on our business.

In addition, to the extent that we or our partners are conducting clinical trials, the Pandemic could cause delays or disruptions in these or future development programs. The foregoing may require that we consult with relevant review and ethics committees, Institutional Review Boards (“IRBs”) and the FDA, and could negatively impact our business.

The full extent to which the Pandemic may impact our business or the economy as a whole is unknown and will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate spread and rate of infection, the duration of the pandemic, travel restrictions and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and in other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. These effects could have a material adverse impact on our business and operations.                               To the extent the Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factor” section in our other filings with the Securities and Exchange Commission. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Regulatory Matters

Our and our partners’ product candidates are subject to the inherent risk of product development and clinical trials, in that product development and clinical trials may not be successful, and they may not receive regulatory marketing approval on a timely basis or at all.  If we or our partners fail to obtain, or have delays in obtaining, regulatory approvals for any product candidates, our business, financial condition and results of operations may be materially adversely affected.

The design, development, testing, manufacturing and marketing of pharmaceutical compounds and medical devices are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries and is an inherently risky and uncertain process. To conduct our and our partners’ clinical and preclinical studies, we and they rely on third parties, including CROs and clinical trial sites to carry out the studies in accordance with the written protocol, the instructions, our and our partners’ agreements with them, and the applicable regulatory requirements.  There is no guarantee that we or our partners will be able to negotiate agreements with these third parties on acceptable terms, on a timely basis, or at all.  To the extent that these third parties do not carry out their responsibilities, as is required, or to the extent that we, our partners, or such third parties terminate the applicable agreements, we or our partners may need to replace them, which may take significant time, effort, and expense.  Additionally, we or our partners may be subject to regulatory enforcement action for such third parties’, our, or our partners’ actions, and the FDA or foreign regulatory authorities may find that the study data that is generated cannot form the basis for approval of a marketing application, requiring that we or our partners conduct additional preclinical and clinical studies. Moreover, investigators and CROs may be subject to conflicts of interest that compromise or appear to compromise the resulting data.  Such third-parties may also have relationships with other entities that they may prioritize over the conduct of our or our partners’ studies.

Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we or our partners could encounter problems that cause us or they to repeat or perform additional preclinical studies, chemistry, manufacturing and controls (“CMC”) studies or clinical trials. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or that may increase the cost of development, including, failure to receive FDA or IRB authorization to begin or continue a trial, negative or inconclusive results, slow or insufficient subject enrollment, failure to obtain adequate clinical supply of product candidates that meet the applicable regulatory quality requirements, and failure by us, our partners, CROs, and clinical trial sites to follow the applicable regulatory requirements, including GCPs. We or our partners may also not have sufficient funding to conduct or complete a clinical trial or pay the substantial FDA application user fees.

The FDA and similar foreign authorities could also delay, limit or deny approval of a product candidate for many reasons, including because they: may not deem a product candidate to be adequately safe and effective or, in the case of a generic drug product, bioequivalent to the reference listed drug; may not find that we have adequately bridged to the reference listed drug, in the case of a 505(b)(2) application; may not find the data, including foreign data, from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy; may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we or our partners do; may not approve the manufacturing processes or facilities associated with our product candidates; may not agree with the pathway that we or our partners have chosen for our product candidates, requiring us to pursue more difficult approval pathways, including submitting full NDAs, or may not agree with our or our partners’ intended indications; may find that our or our partners reliance on a reference listed drug for an ANDA or 505(b)(2) application or literature for a 505(b)(2) application is not appropriate; may not agree with the design and/or implementation of our clinical and/or pre-clinical studies; may require us to conduct additional clinical and/or pre-clinical studies or gather additional information or data; may find safety or efficacy issues with respect to a reference listed drug, either before or after a product candidate’s approval; may change approval policies (including with respect to our product candidates’ class of drugs), or adopt new regulations; may not meet their review goal dates; or may not accept a submission due to, among other reasons, the content or formatting of the submission. Significant delays also could shorten any periods during which we or our partners may have the exclusive right to commercialize our product candidates, which would allow competitors to bring products to market before we do.

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

Our and our partners’ reliance on FDA’s 505(b)(2) and ANDA pathways may also impact the risk of development that we would not be subject to under a full NDA.  These pathways are continually evolving. Based on evolving regulatory policies, we or our partners may not be able to use the 505(b)(2) or ANDA pathway in the future, requiring that we or they pursue the costlier and time consuming 505(b)(1) full NDA pathway. We or our partners may also face delays or impediments to the approval of any product candidates if a competitor files a citizen petition with the FDA. Moreover, any FDA intervening approvals of drug products that are the same or similar to our or our partners’ product candidates could impact our potential market position and prospects, as well as impact the approval of our or our partners’ product candidates. By example, should the FDA approve a product that is pharmaceutically equivalent to one of our or our partners’ 505(b)(2) NDA product candidates before we or they submit a marketing application, we or they would be required to change the marketing application to an ANDA application. Similarly, should FDA approve a product that is more similar to any of our or our partners’ ANDA product candidates than the current reference listed drug, we or our partners may be required to change the reference listed drug for the ANDA.  Either of these scenarios could require additional development work, and clinical or preclinical studies. FDA intervening approvals could also delay the timeframe within which we or our partners may submit product applications to the FDA or within which the FDA may make approvals of such applications effective, due to periods of patent protections and regulatory exclusivities for the newly approved product. Because the FDA cannot disclose whether such predicate product is under development or has been submitted at any time during another company’s review cycle, we would not know whether there are any intervening products or applications until such product or application is approved.

Should the FDA or another regulatory authority refuse to approve any of our or our partners’ product candidates, we or they will be delayed in marketing, may need to conduct additional studies and collect additional data and information, and may need to make changes to the product candidates or their manufacturing processes, any of which could materially harm our business and results of operation. Moreover, if granted, any regulatory approvals may be subject to certain limits or other costly and burdensome requirements, such as labeled warnings, including box warnings, limitations on the indicated use, and post-approval requirements. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.  Any limitation on use imposed by the FDA or foreign regulatory agencies would adversely affect the marketing of these products and our ability to generate product revenue, which would adversely affect our financial condition and results of operations.

In other jurisdictions, we, and the pharmaceutical companies with which we are developing technologies (both drugs and devices), must obtain required regulatory approvals from regulatory agencies and comply with extensive regulations regarding safety and quality.  If approvals to market the products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues may not materialize or may decline.  We may not be able to obtain all necessary regulatory approvals.

Additionally, clinical data that we generate or obtain from partners from FDA regulatory filings may not be sufficient for regulatory filings in other jurisdictions and we may be required to incur significant costs in obtaining those regulatory approvals.

Because our and our partners’ products and product candidates are considered to be drug/device combination products, the approval and post-approval requirements that we and they are required to comply with will be more complex.

Most of our and our partners’ products and product candidates are considered to be drug/device combination products by the FDA, consisting of a drug product and a drug delivery device.  If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our and our partners’ products and product candidates, the primary mode of action is attributable to the drug component of the products, which means that the Center of Drug Evaluation and Research has primary jurisdiction over the products’ premarket development and review. These products and product candidates will be and have been subject to the FDA drug approval process, and will not require a separate FDA clearance or approval for the device component. Even though these products and product candidates will not require a separate FDA clearance or approval, both the drug and device centers within the FDA will review the marketing application for safety, the efficacy of both the drug and device component, including the design and reliability of the injector, and a number of other different areas, such as to ensure that the drug labeling adequately discloses all relevant information and risks, and to confirm that the instructions for use are accurate and easy to use. These reviews could increase the time needed for review completion of a successful application and may require additional studies, such as usage studies, to establish the validity of the instructions. Such reviews and requirements may extend the time necessary for the approval of drug-device combinations. In the case of combination product candidates for which we or our partners are seeking approval via the ANDA pathway, it is also possible that the agency may decide that the unique nature of combination products leads it to question the claims of bioequivalence and/or same labeling, resulting in the need to refile the application under Section 505(b)(2).  This may result in delays in product approval and may cause us or our partners to incur additional costs associated with testing, including clinical trials.  Approval via the 505(b)(2) pathway may also result in additional selling expenses and a decrease in market acceptance due to the lack of substitutability by pharmacies or formularies.  In addition, approval under the 505(b)(2) or ANDA regulatory pathway is not a guarantee of an exclusive position for the approved product in the marketplace.

Further, although precedent and guidance exist for the approval of such combination products, there is no assurance that the FDA will not change what it requires or how it reviews submissions.  Changes in review processes or the requirement for the study of combination products could delay anticipated launch dates or be cost prohibitive. Such delay or failure to launch these products or devices could adversely affect our revenues and future profitability. If our or our partners’ combination product candidates are approved, we, our partners, and any of our respective contractors will be required to comply with FDA regulatory requirements related to both drugs and devices.  For instance, drug/device combination products must comply with both the drug cGMPs and device QSRs.  Depending on whether the drug and device components are at the same facility, however, the FDA regulations provide a streamlined method to comply with both sets of requirements. The FDA has specifically promulgated guidance on injectors, which discuss FDA’s requirements with respect to marketing application and post-market injector design controls and reliability analyses.  Additionally, drug/device combination products will be subject to additional FDA and constituent part reporting requirements.  These requirements will require additional effort and monetary expenditure to ensure that our and our partners’ products and product candidates.

We and our partners are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense for our and their approved and unapproved products. Failure to comply with these obligations could result in regulatory and/or legal consequences.

Our and our partners’ products and product candidates are subject to extensive and rigorous government regulation by the FDA and other foreign regulatory agencies, including requirements related to research, development, pre-clinical and clinical testing before and after product approval, manufacture, safety, effectiveness, recordkeeping, reporting, labeling, packaging, storage, distribution, deviation, approval, facility registration and product listing, the payment of user fees, advertising, marketing, promotion, sale, distribution, sampling, and import and export of pharmaceutical and medical device products. Because our and our partners’ products and product candidates are drug/device combination products, we and they will have to comply with more regulatory requirements that would otherwise be required for products that are not combination products.  Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions.  Moreover, were we or our partners to seek regulatory approval for additional indications or uses of any products that we or they may have already received marketing approval for, we or they would be subject to the risks of product development, including the failure to obtain regulatory approval. The applicable FDA, HHS and other governmental policies, laws, and regulations may also change and additional laws, policies, and regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates or products, or that could impose additional regulatory obligations on us. By example, the change in administration in the U.S. may result in new regulatory, revised, postponed or frozen requirements and associated compliance obligations.

The FDA will continue to monitor products after approval for continued safety, efficacy, and compliance.  We, our partners, and our independent contractors will also be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with regulatory requirements. Later discovery of previously unknown adverse events or that the drug is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including warning letters, untitled letters, cyber letters, manufacturing and distribution restrictions, changes to product labeling, post-marketing study or other requirements such as REMS, refusal to approve marketing applications or supplements, withdrawal of marketing application approvals, removal of the product from the market, labeling or promotional material modifications, product recalls, market withdrawals, field corrections, clinical holds and suspensions of clinical studies, fines, penalties, disgorgement, corporate integrity agreements, consent decrees, seizure, injunctions, prohibition on importing and exporting, dear healthcare provider letters, adverse publicity, FDA debarment, debarment from government contracts or refusal of orders under existing contracts, and exclusion from federal healthcare programs, among other consequences.  Any of these events could have other material adverse effects on our operations and business.

We and our independent contractors, distributors, prescribers, and dispensers are required to comply with regulatory requirements related to controlled substances for XYOSTED®, which will require the expenditure of additional time and will incur additional expenses to maintain compliance.

XYOSTED® is a drug/device combination product in which the drug product is testosterone, a Schedule III controlled substance.  Accordingly, we, and our contractors, distributors, prescribers, and dispensers must comply with Federal controlled substances laws and regulations, enforced by the U.S. Drug Enforcement Administration (“DEA”), as well as state-controlled substances laws and regulations enforced by state authorities.  These requirements include, but are not limited to, registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, and other requirements.  These requirements are enforced by the DEA through periodic inspections. Not only must continuous controlled substance registration be maintained, but compliance with the applicable controlled substance requirements will require significant efforts and expenditures, which could also inhibit the successful commercialization of XYOSTED®.  If we and our contractors, distributors, prescribers, and dispensers do not comply with the applicable controlled substance requirements, we or they may be subject to administrative, civil or criminal enforcement, including civil penalties, refusals to renew necessary registrations, revocation of registrations, criminal proceedings, or consent decrees.

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

Our business operations and activities may be directly, or indirectly, subject to various federal, state and local fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal FCA and similar laws in some state and foreign markets. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by the federal government, state governments and foreign jurisdictions in which we conduct our business. The laws in the U.S. that may affect our ability to operate are further discussed above in the “Government Regulation” section of this Form 10-K.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together “the Healthcare Reform Act”) substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. Recently, the law’s individual health insurance mandate was repealed and manufacturers’ responsibility for the cost of prescriptions in the Medicare Part D donut hole has increased.  We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures at the federal and state level that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.  For example, CMS recently has finalized a rule establishing a pricing model for Medicare Part B drugs based on the average price among other industrialized countries.  This type of regulatory development, including if extended to other federal healthcare programs, could have a significant impact on our business.

To help patients afford our products XYOSTED® and OTREXUP®, we offer discount, rebate, and co-pay coupon programs.  Co-pay coupon programs have received some negative publicity related to their use to promote branded pharmaceutical products over other less costly alternatives. CMS recently has issued a regulation imposing additional obligations on manufacturers in order to continue excluding such programs from government pricing calculations to avoid payment of increased Medicaid rebates. In recent years, other pharmaceutical manufacturers have been named in class action lawsuits challenging the legality of their co-pay programs under a variety of federal and state laws. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurers identified. Our co-pay coupon programs could become the target of similar lawsuits or insurer actions. It is possible that the outcome of litigation against other manufacturers, changes in insurer policies regarding co-pay coupons, and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these programs.

We are dependent on third parties to decide to use our and our partners’ products and to make them readily available at the point of care throughout their networks of pharmacies.

In addition to extensive internal efforts, the successful commercialization of our and our partners’ products require many third parties, over which we have no control, to decide to use them, and to make them readily available at the point of care throughout their networks of pharmacies. These third parties include HMOs, long term care facilities, and pharmacy benefit managers, or PBMs, which use pharmacy and therapeutics committees, commonly referred to as P&T committees, to make purchasing and reimbursement decisions. We cannot guarantee that we and/or our partners will be successful in getting the approvals we need from sufficient P&T committees quickly enough to maintain and grow sales of our or our partners’ products.

Risks Related to our Common Stock

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, clinical trial results, announcements of technological innovations or new products by us, our partners or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects.

We are at risk of securities class action and similar litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, on October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities against us, Robert F. Apple and Fred M. Powell.  In addition, in January 2018, three stockholders filed separate derivative actions, one in the District of New Jersey and two in the Superior Court of New Jersey Chancery Division, Mercer County, purportedly on our behalf, against certain directors and officers, as well as the Company as a nominal defendant. There can be no assurance that we will ultimately prevail in these legal proceedings.  Even if we are successful and ultimately prevail, litigation could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Future conversions or exercises by holders of options could dilute our common stock.

As of December 31, 2020, we had approximately 10.8 million stock options outstanding and exercisable, with a weighted average exercise price of $2.49 per share. Purchasers of our common stock could therefore experience dilution of their investment when and if the above options are exercised.

Sales of our common stock by our officers and directors may lower the market price of our common stock.

As of December 31, 2020, our officers and directors beneficially owned an aggregate of approximately 10.4 million shares or 6% of our outstanding common stock, including stock options exercisable within 60 days. If our officers and directors, or other stockholders, sell a substantial amount of our common stock, it could cause the market price of our common stock to decrease.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

If we do not generate sufficient net taxable income in the future, our ability to use our net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our corporate headquarters is located in Ewing, New Jersey.  We lease the 13,700 square foot facility under an operating lease, which expires in October 2021. We also lease approximately 18,000 square feet of office, laboratory and warehouse space in Plymouth, a suburb of Minneapolis, Minnesota, which expires in March 2022. In July 2019, we entered into a new lease for 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. The lease term is 12.5 years and expires in December 2031. We believe that our facilities are sufficient for our existing needs and to support future anticipated growth.

Item 3.	LEGAL PROCEEDINGS

The information set forth under “Note 16—Commitments and Contingencies—Pending Litigation” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Although the results of actual, pending or threatened legal proceedings and litigation cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the final outcome, however, litigation can have an adverse impact on us because of defense or settlement costs, diversion of management resources, harm to our reputation and brand, and other factors.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “ATRS”.

Common Shareholders

As of February 28, 2021, we had 69 shareholders of record of our common stock and approximately 21,823 shareholders in street name.

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

Performance Graph

The graph below provides an indication of cumulative total stockholder returns (“Total Return”) for the Company as compared with the NASDAQ Composite Index and the NASDAQ Biotechnology Stock Index. The graph covers the period beginning December 31, 2015, through December 31, 2020. The graph assumes $100 was invested in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Stock Index on December 31, 2015 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

	December 31,
	2015	2016	2017	2018	2019	2020
Antares Pharma, Inc.	$100.00	$192.56	$164.46	$224.79	$388.43	$329.75
NASDAQ Composite Index	100.00	107.50	137.86	132.51	179.19	257.38
NASDAQ Biotechnology Index	100.00	78.32	94.81	85.97	106.95	134.42

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	At December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$53,137	$23,201	$27,892	$26,562	$27,715
Investments	—	22,520	—	4,993	—
Total assets	212,531	132,751	88,277	74,338	66,325
Long-term debt	40,899	40,395	25,126	24,858	—
Accumulated deficit	(222,626)	(278,827)	(276,800)	(270,285)	(253,445)
Total stockholders’ equity	119,115	54,500	39,001	33,547	45,218

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Product sales	$113,834	$92,103	$47,870	$41,695	$40,318
Licensing and development revenue	14,466	7,529	6,753	11,171	10,401
Royalties	21,299	24,232	8,931	1,649	1,503
Total revenues	149,599	123,864	63,554	54,515	52,222
Cost of product sales	53,960	46,267	29,094	22,317	23,909
Cost of development revenue	9,140	4,208	1,971	5,149	4,908
Research and development	10,121	10,624	12,328	11,854	19,592
Selling, general and administrative	62,759	61,773	36,762	31,646	27,930
Total operating expenses	135,980	122,872	80,155	70,966	76,339
Gain on sale of assets	—	—	12,500	860	—
Operating income (loss)	13,619	992	(4,101)	(15,591)	(24,117)
Other income (expense), net	(3,698)	(3,019)	(2,414)	(1,152)	(122)
Net income (loss) before income taxes	9,921	(2,027)	(6,515)	(16,743)	(24,239)
Income tax benefit (provision)	46,280	—	—	—	(100)
Net income (loss)	$56,201	$(2,027)	$(6,515)	$(16,743)	$(24,339)
Net income (loss) per share, basic	$0.34	$(0.01)	$(0.04)	$(0.11)	$(0.16)
Net income (loss) per share, diluted	$0.33	$(0.01)	$(0.04)	$(0.11)	$(0.16)
Weighted average common shares outstanding:
Basic	166,066	162,574	157,407	156,054	154,992
Diluted	170,155	162,574	157,407	156,054	154,992

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this annual report. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements preceding Item 1. (“Business”).

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies that address unmet needs in targeted therapeutic areas. We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, convenience, and enhanced patient comfort and adherence. We also seek product opportunities that complement and leverage our commercial platform. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Pfizer, Idorsia, Teva and AMAG.

We market and sell in the U.S., our proprietary product XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone. XYOSTED® is the only FDA approved subcutaneous testosterone enanthate product for once-weekly, at-home self-administration. XYOSTED® was approved by the FDA and launched for commercial sale in late 2018. In August 2020, we entered into an exclusive distribution agreement with Lunatus to distribute and promote the sale of XYOSTED® in Saudi Arabia and the United Arab Emirates. Lunatus is responsible for obtaining regulatory approval and, assuming approval, for the promotion and commercialization of the product in the territories.

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

In October 2020, we entered into an exclusive license and commercial supply agreement (the “License Agreement”) with Ferring for the marketed product NOCDURNA® (desmopressin acetate) in the United States, which is indicated for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate. Under the terms of the License Agreement, we paid Ferring an upfront payment of $5.0 million upon execution and will pay an additional $2.5 million at one year from execution. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on the Company’s net sales of NOCDURNA® in the United States. We began detailing NOCDURNA® with a soft launch in the fourth quarter of 2020 and are currently executing a reintroduction of the product through a comprehensive re-launch strategy to increase awareness and demand.

In collaboration with Teva, we developed a version of our VIBEX® auto injector for use in a generic epinephrine auto injector product that was approved by the FDA in August 2018 and launched in late fourth quarter of 2018.  Teva’s Epinephrine Injection USP is indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients and was approved as a generic drug product with an AB rating, meaning that it is therapeutically equivalent to the branded products EpiPen® and EpiPen Jr® and therefore, subject to state law, substitutable at the pharmacy. We are the exclusive supplier of the device and Teva is responsible for commercialization and distribution of the finished product, for which we also receive royalties on Teva’s net sales.

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

We are also collaborating with Teva on a multi-dose pen for a generic form of Forteo® (teriparatide [rDNA origin] injection) for the treatment of osteoporosis, and another multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of type 2 diabetes. Teva continues to work through the U.S. regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway. Teva recently launched Teriparatide Injection (“teriparatide”), the generic version of Eli Lilly’s branded product Forsteo® featuring the Antares multi-dose pen platform in several countries outside the United States. Antares is responsible for the manufacturing and supply of the multi-dose pen utilized in Teva’s generic teriparatide product under an exclusive development, license and supply agreement with Teva, the scope of which is worldwide.

In August 2018, we entered into a development agreement with Pfizer to develop a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. We are developing the product and Pfizer will be responsible for obtaining FDA approval of the combination product. We entered into a separate commercial supply agreement with Pfizer pursuant to which we will provide fully packaged commercial ready finished product to Pfizer and Pfizer will then be responsible for commercializing the product in the U.S., pending FDA approval, for which the Company will receive royalties on net sales.

In November 2019, we entered into a new global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. The new chemical entity selatogrel is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

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

In 2019, we initiated development of a proprietary drug device combination product for the urology oncology market, identified as ATRS-1901. We have conducted formulation development work and non-clinical studies to help advance this program. In 2020, we received a response from the FDA regarding our pre-IND (Investigational New Drug) submission and believe we have determined our clinical and regulatory pathway forward.  We expect to file an IND for this program with the FDA in the second half of 2021.

In 2019, we identified a program to develop a proprietary drug device combination product for the endocrinology market, identified as ATRS-1902.  We conducted initial formulation work and developed a working prototype of a new device to support this program. We received a response from the FDA regarding our pre-IND submission and believe we have determined the regulatory and clinical path forward. We expect to file an IND for this program with the FDA in the first half of 2021.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China, and has since spread worldwide, including every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a Pandemic and on March 13, 2020, the United States declared a national emergency with respect to the outbreak. The Pandemic has impacted global economic activity, and many countries and states have responded by instituting various quarantine, shelter-in-place or stay-at-home orders, mandating school and business closures for non-essential services and restricting travel and public gatherings.

We have taken several measures to help minimize the impact of the Pandemic on our business and have implemented safety measures and protocols to protect the health and safety of our employees and comply with governmental and public health regulations while working to ensure the sustainability of our business operations and continuity of product supply. We continue to monitor the situation and potential effects on our business, suppliers, partners and workforce.

Many of our corporate and administrative functions continue to work remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply. While our sales force has been subject to varying limitations on their ability to physically visit physicians, we have strategically shifted to virtual detailing and sales meetings, and are leveraging our social media presence to connect with our existing and potential customers and healthcare professionals. We believe we are well-positioned with these virtual capabilities to continue to reach healthcare professionals and patients as the ongoing Pandemic and related restrictions continue to evolve. Our sales force has resumed in-person office visits in most areas and continued virtually in other territories based on the varying restrictions, protocols and phased re-openings. However, the restrictions and closures during the Pandemic have limited or reduced patient access to physicians for non-essential services, and we have experienced, and may continue to experience, a decrease in the rate of new prescriptions for our proprietary products. Our partners may also experience a decrease or fluctuation in demand for our partnered products due to the COVID-19 Pandemic or the related restrictions.

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

Results of Operations

Antares Pharma, Inc. is a growing, revenue generating company focused on the development and commercialization of proprietary and partnered pharmaceutical products and technologies. We generated record revenue of $149.6 million for the year ended December 31, 2020 million, as compared to $123.9 million for the year ended December 31, 2019, an increase of $25.7 million or 21%. We generated record pre-tax income of $9.9 million, and recognized an income tax benefit of $46.3 million, resulting in net income and basic earnings per share of $56.2 million and $0.34, respectively, for the year ended December 31, 2020 as compared to a net loss and net loss per share of $2.0 million and $0.01, respectively, for the year ended December 31, 2019. Earnings per share on a fully diluted basis was $0.33 for the year ended December 31, 2020. The following is a discussion and analysis of our results of operations on a comparative basis for the years ended December 31, 2020, 2019 and 2018.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements. Total revenues for the year ended December 31, 2020 increased to $149.6 million, as compared to $123.9 million for the year ended December 31, 2019, an increase of $25.7 million or 21%. Total revenue for the year ended December 31, 2019 increased by $60.3 million or 95% as compared to $63.6 million for the year ended December 31, 2018.

The following table provides details about the components of our revenue (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Proprietary product sales	$62,878	$39,215	$17,532
Partnered product sales	50,956	52,888	30,338
Total product revenue	113,834	92,103	47,870
Licensing and development revenue	14,466	7,529	6,753
Royalties	21,299	24,232	8,931
Total revenue	$149,599	$123,864	$63,554

Product Revenue

Revenue from product sales was $113.8 million, $92.1 million, and $47.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increases in product revenue were driven principally by sales of recently approved and launched products, both proprietary and partnered, as discussed below.

Proprietary Product Sales

Sales of our proprietary products, which are presented net of estimated product returns and sales allowances, generated revenue of $62.9 million, $39.2 million and $17.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. The significant increases in our proprietary product sales for the year ended December 31, 2020 as compared to 2019 and 2018 were principally attributable to sales of XYOSTED®, which we launched for commercial sale in late 2018. Prescriptions and sales of XYOSTED® grew steadily in 2019 and continued to grow significantly in 2020, resulting in an increase in revenue of 124% in 2020 as compared to 2019. We attribute this growth to successful marketing and launch strategies, achieving and maintaining targeted reimbursement coverage, and our ability to leverage our virtual sales capabilities to support the continued growth in year two of launch despite any potential softening or impact due to the global Pandemic. Revenue from proprietary products sales for the year ended December 31, 2018 was principally attributable to sales of OTREXUP®. Net revenue from sales of OTREXUP® decreased by 16% in 2020 compared to 2019 and increased by 9% in 2019 as compared to 2018.

Partnered Product Sales

We manufacture and sell devices, components, and fully assembled packaged product to our partners Teva, AMAG and formerly Ferring. Partnered product sales were $51.0 million, $52.9 million and $30.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The slight net decrease in sales of partnered products for the year ended December 31, 2020 as compared to 2019 was attributable to a decrease in sales of Makena® auto-injectors to AMAG, a decrease in sales of needle-free devices due to the completion of the Ferring Transaction in 2019, and a reduction in sales of pre-launch quantities of teriparatide pen devices sold to Teva in previous periods in anticipation of a potential launch.  These decreases were offset by a 57% increase in sales of auto injector devices to Teva for use with their generic Epinephrine Injection USP products. The increase in partnered product sales for the year ended December 31, 2019 compared to 2018 was primarily attributable to an increase in sales of auto injector devices to Teva in connection with the launch of generic Epinephrine Injection USP.

Licensing and Development Revenue

Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform development activities or develop new products on their behalf. Fluctuations in our licensing and development revenue are generally attributable to the development timelines of our various partnered development projects, the timing of which is often controlled by our partner, and the timing of achievement of certain milestones. Licensing and development revenue was $14.5 million, $7.5 million and $6.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The increase in development revenue for the year ended December 31, 2020, as compared to 2019 was primarily a result of the new development project with Idorsia that was announced in the fourth quarter of 2019, an increase in ongoing development activities with Pfizer, and other partnered development projects, offset by a reduction in revenue from the development of the Teva teriparatide pen, which has now been launched in Europe. In 2019, licensing and development revenue was primarily attributable to our development activities with Pfizer for the development of a new rescue pen product, and with Teva, primarily in connection with the teriparatide pen injector project.

For the year ended December 31, 2018 a majority of our licensing and development revenue was primarily attributable to development services provided to Teva in connection with the pen injector projects for generic versions of Forteo® and Byetta®, continued development work for AMAG, and a $2.0 million milestone payment received from Teva in connection with the FDA approval of Teva’s epinephrine auto injector product in August 2018.

Royalties

We earn royalties in connection with licenses granted to our partners under license and development arrangements. Royalties are generally based upon a percentage of our partners’ net sales of the partnered product. Royalty revenues were $21.3 million, $24.2 million and $8.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The net decrease in royalty revenue for the year ended December 31, 2020 compared to 2019 was primarily a result of a decrease in royalties from AMAG on their net sales of the Makena® subcutaneous auto injector, and a decrease in royalties from Ferring on their needle-free sales, offset by an increase in royalties from Teva on their net sales of Epinephrine Injection USP. The significant increase in royalty revenue for the year ended December 31, 2019 as compared to 2018 was primarily attributable to royalties received from Teva on its net sales of Epinephrine Injection USP, which was launched in late 2018, and an increase in royalties received from AMAG on its net sales of the Makena® subcutaneous auto injector.

Cost of Revenues

The following table summarizes our cost of product sales and development revenue (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Cost of product sales	53,960	46,267	29,094
Cost of development revenue	9,140	4,208	1,971
Total cost of revenue	$63,100	$50,475	$31,065

The year over year increases in our cost of revenue is attributable to and consistent with the significant growth in product sales and revenue from partnered development activities.

Research and Development Expenses

Research and development expenses include costs incurred in connection with clinical studies, formulation development, engineering design work and prototype development, personnel costs, FDA filing fees, and other quality, regulatory and overhead costs associated with our research and development programs. Research and development costs were attributable to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902, and fluctuate based on the respective phases of development. Research and development expenses were $10.1 million, $10.6 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease in research and development costs incurred in 2020 as compared to 2019 was due to shifts in timing of clinical studies that are now anticipated to begin in 2021 and the discontinuation of the ATRS-1701 program for which we ceased development in 2019. The decrease in research and development expenses for the year ended December 31, 2019 compared to 2018 was primarily a result of a decrease in development costs related to XYOSTED®, which was approved by the FDA on September 28, 2018 and is now a marketed product.

Selling, General and Administrative

Selling, general and administrative expenses were $62.8 million, $61.8 million and $36.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net increase in selling, general and administrative expenses for the year ended December 31, 2020 as compared to 2019 was due to an increase of 17% in general and administration expenses, primarily from increases in payroll and equity-based compensation costs and additional increased overhead costs of our new facility, offset by a 5% reduction in sales and marketing costs incurred as a result of the various stay at home orders and travel restrictions imposed due to the COVID-19 Pandemic.

The increase in selling, general and administrative expenses for the year ended December 31, 2019 as compared to 2018 was principally attributable to the launch and commercialization of XYOSTED®. Sales and marketing expenses nearly doubled in 2019 principally attributable to an increase in compensation costs and new facility overhead related to the expansion of the sales force in late 2018 and other expenses associated with the marketing of XYOSTED®. In addition, general and administrative costs increased by approximately 25% to support the overall business growth, primarily driven by increases in professional services, business insurance, legal fees and stock-based compensation.

Income Tax Benefit

For the year ended December 31, 2020, we recorded an income tax benefit of $46.3 million on pre-tax income of $9.9 million. The large income tax benefit recognized for the year ended December 31, 2020 was primarily a result of the release of the Company’s valuation allowance on its deferred tax assets. As of December 31, 2020, management concluded that, as a result of generating pre-tax earnings, utilization of net operating loss carryovers and future projected pre-tax earnings, it is more likely than not that its deferred taxes are realizable and may be utilized to offset future tax liabilities. Additional information can be found in the section below entitled “Critical Accounting Policies and Estimates” and in Note 13 – Income Taxes to the Consolidated Financial Statements in Part II, Item 8.

Net Income (Loss) and Net Income (Loss) Per Share

In 2020, we posted our first annual period of profitability, generating pre-tax net income of $9.9 million and net income of $56.2 million for the year ended December 31, 2020 as compared to net losses of $2.0 million and $6.5 million for the years ended December 31, 2019 and 2018, respectively. We reported basic net income per share of $0.34 for the year ended December 31, 2020 as compared to a net loss per share of $0.01 and $0.04 for the years ended December 31, 2019 and 2018, respectively. Earnings per share on a fully diluted basis was $0.33 for the year ended December 31, 2020. This profitability was achieved in 2020 due to the significant increase in sales of newly commercialized proprietary products, new and continued partnered development activities, controlled spending, and also included the recognition of a $46.3 million tax benefit as a result of the company releasing its valuation allowance on its deferred tax assets. The reduction in our net loss and net loss per share for the year ended December 31, 2019 as compared to 2018 was primarily a result of our significant growth in revenues from product sales and royalties offset by an increase in our selling, general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2020 we had cash and cash equivalents of $53.1 million. We believe that the combination of our current cash and cash equivalents, along with our projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations, including debt maturities, and support operations through at least the first quarter of 2022.  We reported net income of $56.2 million, and positive cash flows from operations for the year ended December 31, 2020 compared to net losses of $2.0 million and $6.5 million, and negative cash flows from operations for the years ended December 31, 2019 and 2018, respectively.  We had an accumulated deficit at December 31, 2020 of $222.6 million. Prior to 2020, we have not historically generated enough operating cash flow to support our operations and have funded our operations though equity offerings and debt issuance.

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

Long-Term Debt Financing

The Company is party to a loan and security agreement, as amended, with Hercules Capital, Inc., for a term loan (the “Term Loan”), under which the Company has borrowed $40.0 million. The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, which was 8.5% at December 31, 2020, provides for payments of interest-only until August 1, 2021 and matures on July 1, 2022, which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

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

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties.  Operating cash outflows consist principally of expenditures for manufacturing costs, sales and marketing activities, personnel costs, external research and development costs, general and administrative costs and payment of interest on borrowings. Net cash provided by operating activities was $21.3 million, for the year ended December 31, 2020 as compared to net cash used in operating activities of $10.6 million and $17.3 million for the years ended December 31, 2019 and 2018, respectively.  Net operating cash provided by operations is a function of the net income of $56.2 million, for the year ended December 31, 2020, adjusted for noncash items including the recognition of income tax benefit, stock compensation and other non-cash expenses, and changes in operating assets and liabilities. The prior year net losses of $2.0 million and $6.5 million for the years ended December 31, 2019 and 2018, respectively, contributed to the net cash used in operations. Our reconciliation of net income or loss to operating cash flow is significantly affected by the timing of operating expenditures and cash receipts.

Net Cash Flows from Investing Activities

Net cash provided by investing activities was $8.2 million for the year ended December 31, 2020 as compared to $20 million used in investing activities for the year ended December 31, 2019.  The net cash provided by investing activities for the year ended December 31, 2020 was attributable to $22.5 million proceeds from maturities of investments offset by payments for capital expenditures and the purchases of intangible product rights.

In 2019, net cash used in investing activities was a result of the purchase of investment securities of $22.6 million and capital expenditures of $2.4 million, partially offset by the receipt of the $5.0 million final installment in connection with the completion of the Ferring Transaction. For the year ended December 31, 2018 net cash inflow was attributable to the receipt of $7.5 million in connection with the Ferring Transaction and proceeds from maturities of investments of $5.0 million offset by payments for capital expenditures and patent rights.

Net Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million, $25.9 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The net cash flow from financing activities was $0.4 million for the year ended December 31, 2020 and consisted of $1.8 million in proceeds from the exercise of stock options offset by $1.4 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes.

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

Contractual Obligations

The following table presents our contractual obligations and the related payments, including interest, due by period as of December 31, 2020 (in thousands):

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$41,655	$16,230	$25,425	$—	$—
Operating lease obligations	8,984	1,538	1,831	1,344	4,271
Purchase commitments	31,005	31,005	—	—	—
Total	$81,644	$48,773	$27,256	$1,344	$4,271

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

Revenue Recognition

We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers Topic 606 (“ASC 606”) effective January 1, 2018 using the modified retrospective transition method. The following is a summary, and the critical aspects, of our revenue recognition policy under ASC 606.

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Revenue is recognized when or as we transfer control of the promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.

We enter into contracts with partners that often contain multiple elements such as licensing, development, manufacturing and commercialization components. These arrangements are often complex, and we may receive various types of consideration over the life of the arrangement, including: up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.

In assessing our revenue arrangements in accordance with ASC 606 we must identify the contract, determine the transaction price including an estimation of any variable consideration we expect to receive in connection with the contract, identify the promises of goods or services to the customer and each distinct performance obligation, allocate the transaction price to each of the performance obligations, and recognize revenue when or as the performance obligations are satisfied. Each of these steps in the revenue recognition process requires management to make judgements and/or estimates. The most significant judgements and estimates involve the determination of variable consideration to be included in the transaction price, such as the estimation of product returns and sales allowances in connection with the sale of our proprietary products.

Variable consideration is recognized at an amount we believe is not subject to significant reversal and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed. For example, we must estimate future product returns and sales allowances at the time of sales to distributors. The expected value is determined based on unit sales data, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel, contractual terms with customers and third-party payers, historical and expected utilization rates, and any new or anticipated changes in programs or regulations. We believe this provides a reasonable basis for recognizing revenue, however, actual results could differ from estimates and significant changes in estimates could impact our results of operations in future periods.

Income Taxes and Valuation of Deferred Tax Assets

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Significant judgment is required in determining income tax benefit or expense and in evaluating uncertainties under ASC 740.  Deferred taxes are recorded for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when it is determined that it is more likely than not that some portion or all of a deferred tax asset (“DTA”) will not be realized. The Company’s deferred tax assets are primarily the result of U.S. federal net operating loss carryforwards (“NOLs”) and tax credit carryforwards.

During the year ended December 31, 2020, the Company released the valuation allowance on its deferred tax assets and recognized a $46.3 million income tax benefit. Management determined that, as a result of generating pretax earnings, utilization of net operating loss carryovers and projected pre-tax earnings, there is sufficient positive evidence to conclude that it is more likely than not that its U.S. deferred taxes are realizable. The realization of deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income during the periods in which those temporary differences become deductible, prior to the expiration of the tax attributes. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and forecasting future profitability.

Management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period. While management believes it has utilized a reasonable method for its determination of DTAs and the related release of its valuation allowance, should factors and conditions differ materially from those used by management, the actual realization of DTAs could differ materially from the reported amounts.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate fluctuations also arises from transferring funds to our Swiss subsidiaries in Swiss Francs.  In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the years ended December 31, 2020, 2019, and 2018 was not material.

We are also exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing.  Our Term Loan, with a current outstanding principal of $40.0 million, accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The interest rate in effect as of December 31, 2020 was 8.5%. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower incremental annual interest expense of $400,000.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANTARES PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Antares Pharma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antares Pharma, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of certain assumptions impacting the government and insurance plan rebate reserves

As discussed in Note 2 to the consolidated financial statements, the Company records estimated reserves for rebates and chargebacks, which includes government and insurance plan rebate reserves. As of December 31, 2020, the reserve for rebates and chargebacks was $7,187 thousand.  The estimated reserves for government and insurance plan rebates are recorded as a reduction to product revenue in the same period that the related revenue is recognized and the reserves are included within current liabilities in the consolidated balance sheets. The government and insurance plan rebate reserves are based on unit sales data, contractual terms with third-party payers, historical and estimated future percentages of rebates incurred on sales, historical and estimated future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, and levels of inventory in the distribution channel.

We identified the evaluation of the government and insurance plan rebate reserves as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the estimated future percentages of rebates incurred on sales and the estimated future insurance plan billings due to the unpredictability of those future amounts, and the length of time between when the sale occurred and when the rebates are paid to the administrator of the programs. Payments are generally made in four to six months for government rebates and two to three months for insurance plan rebates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s government and insurance plan rebate reserves process. This included controls over management’s process to develop the estimated future percentages of rebates incurred on sales and the estimated future insurance plan billings. We tested the historical rebates incurred on sales and insurance plan billings that were utilized as inputs to the estimated reserves. We assessed management’s estimate by evaluating the consistency of the inputs with the trend of actual historical percentages of rebates incurred on sales and insurance plan billings. For the insurance plan rebate reserve, we evaluated management’s estimate by comparing insurance plan billings received after period end to the reserve estimate recorded at year-end. For the government plan rebate reserve, we performed sensitivity analyses, using historical information, on the estimated future percentages of rebates incurred on sales and compared the results to management’s estimate. We evaluated the Company’s ability to estimate government and insurance plan rebate reserves accurately by comparing actual amounts incurred for the related rebates to historical estimates.

Evaluation of the realizability of deferred tax assets

As discussed in Note 13 to the consolidated financial statements, the Company recorded a net valuation allowance release of $53,383 thousand on its deferred tax assets during the year ended December 31, 2020. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on an assessment of the available positive and negative evidence.  The Company had gross deferred tax assets of $51,349 thousand, which includes U.S. net operating losses of $36,071 thousand as of December 31, 2020.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter due to the Company’s history of generating significant net operating losses.  Subjective and challenging auditor judgment was required to assess the application of tax laws and evaluate the projected future taxable income over the periods in which those temporary differences become deductible.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s evaluation of the realizability of deferred tax assets, including controls related to the application of tax laws and the projections of future taxable income. To evaluate the Company’s ability to project future taxable income, we compared the Company’s previous annual projections to actual results. We performed a sensitivity analysis over the amount and timing of forecasted taxable income to assess the impact on utilization of deferred tax assets. We involved income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of tax laws and evaluating the realizability of deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Minneapolis, MN

March 2, 2021

ANTARES PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$53,137	$23,201
Short-term investments	—	22,520
Accounts receivable	42,221	35,074
Inventories	18,216	16,000
Contract assets	8,140	8,235
Prepaid expenses and other current assets	4,877	3,416
Total current assets	126,591	108,446
Deferred tax assets, net	46,982	—
Property and equipment, net	24,020	15,961
Operating lease right-of-use assets	4,621	5,463
Intangibles, net	7,693	478
Goodwill	1,095	1,095
Other assets	1,529	1,308
Total Assets	$212,531	$132,751
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,194	$12,905
Accrued expenses and other liabilities	25,635	16,523
Long-term debt, current portion	16,230	—
Operating lease liabilities, current portion	1,203	1,249
Deferred revenue	3,943	1,738
Total current liabilities	63,205	32,415
Long-term debt	24,669	40,395
Operating lease liabilities, long-term	4,816	5,441
Other long-term liabilities	726	—
Total liabilities	93,416	78,251
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock: $0.01 par, authorized 3,000 shares, none outstanding	—	—
Common Stock: $0.01 par; authorized 300,000 shares; 166,836 and 165,221 issued and outstanding at December 31, 2020 and 2019, respectively	1,668	1,652
Additional paid-in capital	340,756	332,377
Accumulated deficit	(222,626)	(278,827)
Accumulated other comprehensive loss	(683)	(702)
	119,115	54,500
Total Liabilities and Stockholders’ Equity	$212,531	$132,751

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Product sales	$113,834	$92,103	$47,870
Licensing and development revenue	14,466	7,529	6,753
Royalties	21,299	24,232	8,931
Total revenue	149,599	123,864	63,554
Operating expenses:
Cost of product sales	53,960	46,267	29,094
Cost of development revenue	9,140	4,208	1,971
Research and development	10,121	10,624	12,328
Selling, general and administrative	62,759	61,773	36,762
Total operating expenses	135,980	122,872	80,155
Gain on sale of assets	—	—	12,500
Operating income (loss)	13,619	992	(4,101)
Other income (expense):
Interest expense	(3,787)	(3,549)	(2,675)
Other, net	89	530	261
Total other expense, net	(3,698)	(3,019)	(2,414)
Net income (loss) before income taxes	9,921	(2,027)	(6,515)
Income tax benefit	46,280	—	—
Net income (loss)	$56,201	$(2,027)	$(6,515)
Net income (loss) per common share, basic	$0.34	$(0.01)	$(0.04)
Net income (loss) per common share, diluted	$0.33	$(0.01)	$(0.04)
Weighted average common shares outstanding
Basic	166,066	162,574	157,407
Diluted	170,155	162,574	157,407

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$56,201	$(2,027)	$(6,515)
Foreign currency translation adjustment	19	1	(3)
Comprehensive income (loss)	$56,220	$(2,026)	$(6,518)

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2019 and 2020

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2017	156,675	$1,567	$302,965	$(270,285)	$(700)	$33,547
Issuance of common stock	2,137	21	7,093	—	—	7,114
Common stock issued under equity compensation plan, net of shares withheld for taxes	462	5	(548)	—	—	(543)
Exercise of options	447	4	470	—	—	474
Share-based compensation	—	—	4,927	—	—	4,927
Net loss	—	—	—	(6,515)	—	(6,515)
Other comprehensive loss	—	—	—	—	(3)	(3)
December 31, 2018	159,721	1,597	314,907	(276,800)	(703)	39,001
Issuance of common stock	2,307	23	7,758	—	—	7,781
Common stock issued under equity compensation plan, net of shares withheld for taxes	664	7	(1,138)	—	—	(1,131)
Exercise of options	2,529	25	4,380	—	—	4,405
Share-based compensation	—	—	6,470	—	—	6,470
Net loss	—	—	—	(2,027)	—	(2,027)
Other comprehensive loss	—	—	—	—	1	1
December 31, 2019	165,221	1,652	332,377	(278,827)	(702)	54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	676	7	(1,374)	—	—	(1,367)
Exercise of options	939	9	1,805	—	—	1,814
Share-based compensation	—	—	7,948	—	—	7,948
Net income	—	—	—	56,201	—	56,201
Other comprehensive income	—	—	—	—	19	19
December 31, 2020	166,836	$1,668	$340,756	$(222,626)	$(683)	$119,115

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$56,201	$(2,027)	$(6,515)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Income tax benefit	(46,982)	—	—
Share-based compensation expense	7,948	6,470	4,927
Depreciation and amortization	2,627	2,557	2,724
Non-cash interest expense	504	405	268
Increase in inventory reserve	511	325	592
Loss (gain) on sale or disposal of assets	22	—	(12,500)
Other	20	12	(7)
Changes in operating assets and liabilities:
Accounts receivable	(7,128)	(16,095)	(7,099)
Inventories	(2,728)	(4,975)	(2,667)
Contract assets	53	(2,793)	(4,937)
Prepaid expenses and other current assets	(1,460)	(655)	(324)
Other assets	(221)	(371)	—
Accounts payable	2,594	926	5,164
Accrued expenses and other liabilities	7,157	4,888	5,029
Deferred revenue	2,202	718	(1,977)
Net cash provided by (used in) operating activities	21,320	(10,615)	(17,322)
Cash flows from investing activities:
Proceeds from maturities of investment securities	22,500	—	5,000
Purchases of investment securities	—	(22,645)	—
Purchases of property and equipment	(9,615)	(2,350)	(854)
Proceeds from sale of assets	282	5,000	7,500
Purchase of intangibles	(5,000)	—	(40)
Net cash provided by (used in) investing activities	8,167	(19,995)	11,606
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	15,000	—
Payment of debt issuance costs	—	(136)	—
Proceeds from issuance of common stock, net	—	7,781	7,114
Proceeds from exercise of stock options	1,814	4,405	474
Taxes paid related to net share settlement of equity awards	(1,367)	(1,131)	(543)
Net cash provided by financing activities	447	25,919	7,045
Effect of exchange rate changes on cash	2	—	1
Net increase (decrease) in cash and cash equivalents	29,936	(4,691)	1,330
Cash and cash equivalents:
Beginning of year	23,201	27,892	26,562
End of year	$53,137	$23,201	$27,892
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,538	$3,025	$2,353
Supplemental disclosure of non-cash investing activities:
Purchase of intangible assets included in accrued liabilities	$2,500	$—	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,017	$970	$49
Gain on sales of assets recognized in excess of cash received	$—	$—	$5,000

See accompanying notes to consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	Description of Business

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies in targeted therapeutic areas. We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, reduced side effects, and enhanced patient comfort and adherence. We also seek product opportunities that complement and leverage our commercial platform. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Pfizer Inc. (“Pfizer”) and Idorsia Pharmaceuticals Ltd (“Idorsia”).

Our marketed proprietary products include:

•

XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, and is the first and only subcutaneous testosterone enanthate product for once-weekly, at-home self-administration to be approved by the U.S. Food and Drug Administration (“FDA”);

•

OTREXUP® (methotrexate) injection, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis; and

•	NOCDURNA® (desmopressin acetate), marketed in the U.S. for the treatment of nocturia due to nocturnal polyuria (NP) in adults who awaken at least two times per night to urinate.

The Company is also party to various partnered product development and supply arrangements:

•

We developed and are the exclusive supplier of devices for Teva’s Epinephrine Injection USP products, the generic equivalent of EpiPen® and EpiPen® Jr., indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients;

•

Through our commercialization partner Teva, we sell Sumatriptan Injection USP, a generic equivalent to the Imitrex® STATdose Pen®, indicated in the U.S. for the acute treatment of migraine headaches and cluster headache in adults;

•

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

•

We developed and are the exclusive supplier of devices for Teva’s generic equivalent of Forsteo® (Teriparatide Injection) which is approved and currently sold by Teva in various countries outside the United States.

The Company is also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, a combination drug device product with Idorsia, and advancing other internal research and development programs.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Antares Pharma, Inc. and its two wholly-owned foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant accounting estimates relate to revenue recognition and variable

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

consideration, inventory valuation, the carrying value of deferred tax assets and the valuation of equity instruments used in the computation of stock-based compensation. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. As of and for the year ended December 31, 2020, the cost of product sales and the cost of development revenue are being classified under the heading Operating expenses in the accompanying consolidated statements of operations, and the corresponding prior period amounts were reclassified to conform to this presentation. The reclassifications had no impact on the Company’s operating income (loss) or net income (loss) as previously reported.

Accounting Pronouncements Recently Adopted

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 Leases (“Topic 842”) and related amendments effective January 1, 2019, electing the package of practical expedients and applying the transition provisions as of the effective date. Reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts, as reported under previous GAAP, were not adjusted. As of December 31, 2018, the Company had non-cancellable operating leases for its corporate headquarters in Ewing, New Jersey, and its administrative, research and development facility in Plymouth, Minnesota, a suburb of Minneapolis, which were not previously required to be recorded on the balance sheet. As a result of the adoption of Topic 842, the Company recognized approximately $1.0 million in right-of-use assets and lease liabilities in connection with its existing operating leases. The adoption of Topic 842 on January 1, 2019 did not have a significant impact on the Company’s consolidated results of operations or cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted as December 31, 2020

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at commercial banks and highly liquid investments in money market funds with maturities of three months or less. Cash equivalents consisting of investments in money market funds, are remeasured and reported at fair value each reporting period, in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”) based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $36,133 and $11,153 as of December 31, 2020 and 2019, respectively.

Investments

From time to time, the Company also invests in U.S. Treasury bills and government agency notes that are classified as held-to-maturity because of the Company’s intent and ability to hold the securities to maturity. Investments with maturities of one year or less are classified as short-term. The investment securities are carried at their amortized cost and fair value is determined by quoted market prices for identical or similar securities.  The carrying value of the Company’s short-term investments as of December 31, 2019 approximated fair value.

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

The Company’s financial assets and liabilities that are not measured at fair value on a recurring basis under ASC 820 include held-to-maturity investments and long-term debt, the carrying values of which approximate fair value. The estimated fair value of debt is based on Level 2 inputs, including management’s understanding of current market rates it could obtain for similar loans. The fair value of the Company’s cash and cash equivalents, accounts receivable, contract assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accounts Receivable

Trade accounts receivable represents amounts billed to customers and are stated at the amount the Company expects to collect. The Company considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer and changes in customer payment terms. At December 31, 2020, the Company’s trade accounts receivable balance was due primarily from Teva and major wholesale distributors.  Each of these customers have historically paid in a timely manner and demonstrated creditworthiness. Accordingly, the Company believes the risk of accounts being uncollectible is minimal and had no significant allowances for doubtful accounts established as of December 31, 2020 or 2019.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.  The Company had no material write-offs to bad debt expense in 2020, 2019 or 2018.

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

Contract Assets

Contract assets are recognized when control of goods or services has transferred to the customer, and corresponding revenue is recognized on an over time basis but is not yet billable to the customer in accordance with the terms of the contract. Costs that have been incurred in connection with development services provided to partners for which the associated revenue has not yet been recognized are also recorded as contract assets, and totaled $1,685 and $1,534 as of December 31, 2020 and 2019, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Computer equipment and software	3-5 Years
Furniture, fixtures and office equipment	5-7 years
Production molds, tooling and equipment	3-10 years
Leasehold improvements	Lesser of useful life or lease term

Expenditures, including interest costs, for assets under construction that are not yet ready for their intended use are capitalized and will be depreciated based on the above guidelines when placed in service. Costs associated with repairs and maintenance activities are expensed as incurred.

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

Intangible assets

The Company capitalizes and includes in intangible assets the costs of acquired product licenses and trademark rights and certain external legal costs associated with obtaining or defending patents. These intangible assets with finite useful lives are presented net of accumulated amortization. Amortization is computed on a straight-line basis over the shorter of the contractual or estimated economic life of the underlying contract or patent, which generally ranges from five to ten years.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets and intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset or asset group and its eventual disposition to the carrying value of the asset. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statement of operations. The determination of an asset’s fair value requires management to make certain estimates and judgements.

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

At December 31, 2020 and 2019, the Company had goodwill with a carrying value of $1,095, attributable to its single reporting unit. Based on the results of its evaluations, the Company determined that goodwill was not impaired, and no impairment losses were recognized in the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company has elected to recognize the cost for freight and shipping activities as fulfilment cost. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying goods are transferred to the customer. The related shipping and freight charges incurred by the Company are included in cost of product sales.

Proprietary Product Sales

The Company sells proprietary commercial products primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs described below.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The determination of certain of these reserves and sales allowances require management to make a number of judgements and estimates to reflect the Company’s best estimate of the transaction price and the amount of consideration to which it believes it is ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. Reserves for prompt payment discounts are recorded as a reduction in accounts receivable. Reserves for returns, distributor fees, rebates and customer co-pay support programs are included within current liabilities in our consolidated balance sheets.

Wholesaler Distribution Fees. Distribution fees are paid to certain wholesalers based on contractually determined rates and units purchased. Since the fee paid to the customer is not for a distinct good or service, the consideration is recognized as a reduction of the transaction price of the goods delivered. The Company accrues the estimated fee due at the time of sale based on the contracted price and adjusts the accrual at each reporting period, if necessary, to reflect actual experience.

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

Rebates. The Company participates in certain government and insurance plan rebate programs, which provide discounted prescriptions to qualified insured patients. Under these rebate programs, the Company pays a rebate to the third-party administrators of the programs. The rebate payments are generally made in periods subsequent to the quarter in which prescriptions subject to the rebate are filled, generally on a two to three month lag for insurance plan rebates and three to six months lag for government plan rebates. The Company estimates and accrues for these rebates based on current contract prices, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, and any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates to be paid. Rebates are recognized as a reduction of revenue in the same period the related revenue is recognized.

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

Product Returns. Consistent with industry practice, the Company generally offers wholesalers and specialty distributors a limited right to return products, generally within six months prior to and 12 months following the product’s expiration date. The Company’s proprietary products generally have expiration dates ranging from 24 to 33 months. Product returns are estimated and recorded at the time of sale based on historical return patterns. Actual returns are tracked by individual production lots and charged against reserves. Returns reserves may be adjusted, if necessary, if actual returns differ from historical estimates. Management also monitors and takes into consideration the amount of estimated product inventory in the distribution channel, product dating and any known or expected changes in the marketplace when establishing the estimated rate of returns.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following presents changes in reserves for product returns and sales allowances:

		Patient		Wholesaler	Prompt
	Rebates and	Discount		Distribution	Payment
	Chargebacks	Programs	Returns	Fees	Discounts
Balance at December 31, 2018	$2,694	$1,290	$1,153	$790	$216
Accruals and adjustments	15,383	6,716	2,520	6,393	1,491
Payments and other reserve reductions	(11,769)	(7,161)	(3,303)	(5,500)	(1,387)
Balance at December 31, 2019	6,308	845	370	1,683	320
Accruals and adjustments	34,947	12,422	2,657	11,619	2,494
Payments and other reserve reductions	(34,068)	(11,975)	(2,569)	(10,804)	(2,378)
Balance at December 31, 2020	$7,187	$1,292	$458	$2,498	$436

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

All other partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements or profit sharing arrangements, if any.  The Company recognizes revenue, including the estimated variable consideration it expects to receive for contract margin on future commercial sales, upon shipment of the goods to Teva.  The estimated variable consideration is recognized at an amount the Company believes is not subject to significant reversal based on historical experience, and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $791 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2019 and satisfied during the year ended December 31, 2020.

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

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of December 31, 2020, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $17.8 million. The Company expects to recognize revenue on the remaining performance obligations over the next four years, with the majority being recognized in the next twelve months.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which applies to all tax positions related to income taxes. Under ASC 740, tax benefits are recognized when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The Company recognizes interest and penalties accrued related to uncertain tax benefits as a component of income tax expense.

Earnings or Loss Per Share

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

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations as a whole from a number of different operational perspectives, including but not limited to, on a product-by-product, customer and partner basis. The Company derives all significant revenues from pharmaceutical products and development services, and has a single reportable operating segment of business.

Going Concern

Management is responsible for evaluating, and providing disclosure of uncertainties about, the Company’s ability to continue as a going concern. As of December 31, 2020, the Company had cash and cash equivalents of $53,137. Based on management’s evaluation, management concluded there is no substantial doubt or uncertainty about the Company’s ability to meet its obligations within one year from the date the consolidated financial statements were issued.

3.	Inventories

Inventories consisted of the following:
	December 31,	December 31,
	2020	2019
Raw material	$325	$325
Work in process	7,120	8,390
Finished goods	10,771	7,285
	$18,216	$16,000

The Company’s reserve for excess, dated or obsolete inventory was $619 and $464 at December 31, 2020 and 2019, respectively. In 2020, the Company wrote off inventory of $356 and increased the reserve for excess, dated or obsolete inventory by $511. In 2019, the Company wrote off $708 of inventory and increased the reserve for excess, dated or obsolete inventory by $325.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4.	Property and Equipment

The Company’s property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Production molds, tooling and equipment	$20,260	$20,749
Leasehold improvements	6,298	34
Furniture, fixtures and office equipment	865	812
Computer equipment and software	756	1,634
Construction and tooling in process	6,214	2,501
Less: accumulated depreciation	(10,373)	(9,769)
	$24,020	$15,961

Depreciation expense was $ 2,341, $2,205 and $2,125 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company disposed of certain property and equipment in 2020 that was fully depreciated and no longer utilized. The Company capitalized $231 of interest costs associated with construction in process during the year ended December 31, 2020.
5.	Leases

The Company is party to non-cancellable operating leases for its corporate headquarters facilities in Ewing, New Jersey, and two facilities in the suburbs of Minneapolis, Minnesota used for research and development, manufacturing and administrative functions. The Company has also entered into a master operating lease arrangement for a fleet of vehicles for use by its sales force and other operating leases for various office and warehouse equipment.

In May 2019, the Company amended its existing lease of the Company’s corporate headquarters to extend the lease term for an additional two years. The lease extension period commenced on November 1, 2019 and expires on October 31, 2021.

On July 1, 2019, the Company entered into the operating lease for approximately 75,000 square feet of office, laboratory, manufacturing and warehousing space in Minnetonka, Minnesota. The initial lease term is 12.5 years and the Company may renew the lease, at its option, for one additional renewal period of three years. The landlord delivered possession of the premises to the Company on July 1, 2019 and payment of rent commenced on January 1, 2020.  The lease provides for the payment of fixed base rent and additional rent for operating expenses, insurance premiums and taxes. The Company is completing the build-out of the premises at the Company’s cost with an allowance for tenant improvement to be reimbursed by the landlord up to $1.2 million.

The operating leases require payment of all executory costs such as maintenance and property taxes. Operating lease costs were $2,174 and $1,391 for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1,884 and $1,401 and non-cash operating lease ROU assets obtained in exchange for operating lease obligations were $778 and $6,511 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the weighted average discount rate was approximately 8.6% and 8.3%, respectively, and the weighted average remaining lease term was 8.3 years and 8.4 years, respectively.

The following table summarizes the Company’s operating lease maturities as of December 31, 2020:

2021	$1,538
2022	1,064
2023	767
2024	668
2025	676
Thereafter	4,271
Total remaining lease payments	8,984
Less: imputed interest	2,965
Present value of lease liabilities	$6,019

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

6.	Intangible Assets

The Company’s intangible assets consisted of the following:

		December 31, 2020			December 31, 2019
	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Nocdurna® product rights	10	$7,500	$(188)	$7,312	$—	$—	$—
Patents	5 - 10	3,995	(3,614)	381	3,661	(3,183)	478
Total		$11,495	$(3,802)	$7,693	$3,661	$(3,183)	$478

In connection with the NOCDURNA® license and commercial supply agreement we entered into with Ferring International Center S.A. and its affiliates (“Ferring”) in October 2020, the Company paid Ferring an upfront payment of $5.0 million upon execution and will pay an additional $2.5 million at one year from execution. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on the Company’s net sales of NOCDURNA® in the United States. The Company accounted for the transaction as an asset purchase. Amortization of the product rights intangible is included in selling, general and administrative expenses. The royalty payments are accrued and included in the cost of product sales as incurred. The commercial milestones were determined to be contingent liabilities and will be accrued when they are both probable and estimable.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $286, $352 and $599, respectively, and is recorded in selling, general and administrative expenses in the consolidated statements of operations.  The estimated future aggregate amortization expense is as follows:

Estimated
Amortization
Expense
2021	$830
2022	825
2023	818
2024	801
2025	786
Thereafter	3,633
$7,693

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Product returns and sales allowances	$11,435	$9,206
Accrued employee compensation and benefits	4,555	4,479
License fees payable	2,500	—
Other accrued expenses and liabilities	7,145	2,838
	$25,635	$16,523

8.	Long-Term Debt

On June 6, 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $35.0 million (the “Term Loan”), under which the Company initially borrowed $25.0 million (“Tranche I”), the proceeds of which are being used for working capital and general corporate purposes. The Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property and accrues interest at a calculated prime-based variable rate with a maximum interest rate of 9.50%. The interest rate in effect as of December 31, 2020 and 2019 was 8.5% and 9.25%, respectively. Payments under the loan are interest-only until the first principal payment is due.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

On June 26, 2019, the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35.0 million to $50.0 million and extended the interest-only payment period of the Term Loan to August 1, 2021. The interest only period may be further extended to August 1, 2022 if the Company achieves a certain loan extension milestone, requests such extension, and pays an extension fee equal to one half of one percent of the principal amount outstanding. Upon signing of the Amendment, an additional $15.0 million (“Tranche II”) was funded to the Company. The Term Loan maturity date remained July 1, 2022, however which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone. The Company was eligible, but not obligated, to request one or more additional advances of at least $5.0 million, not to exceed $10.0 million in the aggregate (“Tranche III”). The Company’s option to request additional advances expired on October 31, 2020.

The Company is required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II, payable upon the earlier of July 1, 2022 or repayment of the loan. The Loan Agreement also imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date.

As of December 31, 2020, and 2019, the carrying value of the Term Loan was $40,899 and $40,395, respectively, which consisted of the principal balance outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. The fair value of the Company’s debt is estimated to approximate the carrying value based on management’s understanding of current market conditions and rates it could obtain for similar loans.

Future principal payments under the Term Loan, excluding the contractual End of Term Charge, are as follows:

2021	$16,230
2022	23,770
$40,000

9.	Stockholders’ Equity

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

During year ended December 31, 2019, the Company sold 2,307 shares of common stock under the ATM Facility, resulting in net offering proceeds to the Company of $7,781. The Company sold 2,137 shares of common stock pursuant to the Offering and Sales Agreement during the year ended December 31, 2018 resulting in net offering proceeds to the Company of $7,114. On June 26, 2019, the Company delivered written notice to Cowen that it was terminating the Sales Agreement effective July 6, 2019, and accordingly the ATM Facility is no longer available for use.

10.	Share-Based Compensation

The Company has an Equity Compensation Plan (the “Plan”), which allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. The cumulative number of shares that have been authorized for issuance under the Plan to date is 40,200 and the maximum number of shares of stock that may be granted to any one participant during a calendar year is 4,000 shares.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair market value on the dates of grant.  The term of each option is ten years and the options typically vest over a three-year period with a minimum vesting period of one year.  As of December 31, 2020, the Plan had

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

approximately 3,742 shares available for grant.  Stock option exercises, and the vesting of restricted stock and performance stock awards, are satisfied through the issuance of new shares.

Stock Options

Stock option activity under the Plan as of and for the three years ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term (Years)	Value ($)
Outstanding at December 31, 2017	12,149	2.04
Granted/Issued	2,693	2.72
Exercised	(477)	1.14		768
Cancelled/Forfeited	(286)	2.43
Outstanding at December 31, 2018	14,079	2.19	6.8	8,534
Granted/Issued	2,489	3.01
Exercised	(2,572)	1.76		6,477
Cancelled/Forfeited	(135)	2.81
Outstanding at December 31, 2019	13,861	2.41	6.7	31,713
Granted/Issued	3,335	2.73
Exercised	(939)	1.93		1,072
Cancelled/Forfeited	(736)	2.83
Outstanding at December 31, 2020	15,521	2.49	6.6	23,407
Exercisable at December 31, 2020	10,841	2.35	5.5	17,836

The per share weighted average fair value of options granted during 2020, 2019 and 2018 was estimated as $1.42, $1.54 and $1.45, respectively, on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock.  The weighted average expected life is based on both historical and anticipated employee behavior.

	December 31,
	2020	2019	2018
Risk-free interest rate	0.4%	1.9%	2.8%
Annualized volatility	59.4%	55.7%	53.7%
Weighted average expected life, in years	5.5	5.5	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Option exercises during 2020, 2019 and 2018 resulted in proceeds of $1,814, $4,405 and $474, respectively, and in the issuance of shares of common stock of 939 in 2020, 2,529 in 2019 and 447 in 2018. In 2019 and 2018, certain options were net exercised, whereby the Company withheld 43 and 30 shares, respectively, the fair value of which was equivalent to the aggregate exercise price and tax withholding on the date of exercise.

Long Term Incentive Program

The Company’s Board of Directors has approved a long-term incentive program (“LTIP”) for the benefit of the Company’s senior executives.  Pursuant to the LTIP, the Company’s senior executives are awarded stock options, restricted stock units (“RSU”) and performance stock units (“PSU”) with targeted values based on similar award structures granted by the Company’s peer group.  The stock options have a ten-year term, have an exercise price equal to the closing price of the Company’s common stock on the date of grant, vest in quarterly installments over three years, were otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Plan and are included in the stock options table above. The RSUs generally vest in three equal annual installments, and the PSU awards vest and convert into shares of the Company’s common stock based on the Company’s attainment of certain performance goals over a performance period, which is typically three years.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The performance stock unit awards and restricted stock unit awards granted under the long-term incentive program are summarized in the following table:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value ($)	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2017	1,455	2.20	1,157	2.12
Granted	611	2.89	611	2.70
Vested/settled	(173)	2.18	(500)	1.99
Forfeited/expired	(51)	3.01	(42)	2.68
Outstanding at December 31, 2018	1,842	2.41	1,226	2.44
Granted	593	2.99	789	2.92
Incremental shares earned	59	1.25	—	—
Vested/settled	(415)	1.18	(614)	2.19
Forfeited/expired	(238)	1.12	—	—
Outstanding at December 31, 2019	1,841	3.00	1,401	2.82
Granted	605	2.00	1,078	2.73
Incremental shares earned	77	3.10	—	—
Vested/settled	(388)	3.11	(785)	2.80
Forfeited/expired	(494)	3.02	(127)	2.83
Outstanding at December 31, 2020	1,641	2.61	1,567	2.77

The outstanding balance of PSU awards is stated at the target number of shares to be awarded upon attainment of certain performance goals. Depending on the outcome of the related performance goals, a recipient may ultimately earn a number of shares that is greater or less than the target number of units granted, ranging from 0% to 150%. The balance of PSU awards outstanding as of December 31, 2020 included 556 units granted in 2018 with a performance period ended December 31, 2020 that were subsequently deemed to be achieved and approved for settlement in the first quarter of 2021 for a total of 766 shares.

In each of the years in the three-year period ended December 31, 2020, the LTIP awards include PSUs that will be earned based on the Company’s total shareholder return (“TSR”) as compared to the Nasdaq Biotechnology Index (“NBI”) at the end of the respective annual performance periods. The fair values of the TSR PSUs granted were determined using a Monte Carlo simulation and utilized the following inputs and assumptions:

	2020 Award	2019 Award	2018 Award
Closing stock price on grant date	$2.73	$2.92	$2.70
Performance period starting price	$4.78	$3.01	$1.92
Term of award (in years)	2.55	2.55	2.57
Volatility	57.5%	63.7%	64.9%
Risk-free interest rate	0.21%	1.79%	2.56%
Expected dividend yield	0.00%	0.00%	0.00%
Fair value per TSR PSU	$2.00	$3.18	$3.27

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

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

LTIP awards are generally net-share settled such that the Company withholds shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remits cash to the appropriate taxing authorities. Total shares withheld for net-settled awards were 425, 409 and 211 in 2020, 2019 and 2018, respectively, and were based on the value of the shares on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $1,367, $1,131 and $543 in 2020, 2019 and 2018, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements reduced the number of shares that would have otherwise been issued as a result of the vesting.

Members of the Company’s Board of Directors also receive grants of restricted stock units that vest in full one year from the date of grant. Certain directors have elected to defer receipt of vested shares until retirement or separation from the Board, for which 72 shares were vested with deferral as of and for the year ended December 31, 2020.

Share-based Compensation Expense

The Company incurred compensation costs in connection with share-based awards in each of the years in the three-year period ended December 31, 2020 as follows:

	December 31,
	2020	2019	2018
Stock options	$3,709	$3,436	$2,956
Restricted stock units	2,239	1,830	1,173
Performance stock units	2,000	1,204	798
Total share-based compensation expense	$7,948	$6,470	$4,927

As of December 31, 2020, there was $5,273 of total unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of approximately 1.98 years

11.	Employee 401(k) Savings Plan

The Company sponsors a 401(k) defined contribution retirement savings plan that covers all U.S. employees who have met minimum age and service requirements. Under the plan, eligible employees may contribute a portion of their annual compensation into the plan up to the IRS annual limits. The Company has elected to make matching contributions to the plan based on a percentage of employee contributions. For the years ended December 31, 2020, 2019 and 2018, the Company’s contributions to the plan were $1,097, $993 and $814, respectively.

12.	Sale of Assets

In October 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ferring International Center S.A. (together with Ferring Pharmaceuticals Inc. and Ferring B.V. individually and collectively referred to as “Ferring”) to sell the worldwide rights, including certain assets, related to the needle-free auto injector device product line for a total purchase price of $14.5 million. The purchase price was to be paid in four installments, with a final installment of $5.0 million due upon Ferring’s receipt of the CE Mark needed to continue to commercialize the product in certain territories and the final transfer of certain product-related inventory, equipment and agreements to Ferring (the “Completion Date”).

On May 1, 2019, the Company and Ferring entered into the First Amendment of the Asset Purchase Agreement (the “First Amendment”) to extend the term of the agreement to the third anniversary, to provide for the manufacture and delivery of additional product by Antares to Ferring prior to the Completion Date, and to bifurcate the payment of the final installment of the purchase price such that $2.5 million was paid to the Company upon the First Amendment effective date, with the final $2.5 million to be paid at the Completion Date, which occurred in October 2019.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company previously recorded the gain on sale of assets when it was determined that, based on the satisfaction of certain conditions and the status of remaining closing requirements, it was probable that a significant reversal of the gain would not occur. The final installments received were recorded as a reduction to the related contract asset balance and a cash inflow from investing activities in the consolidated statement of cash flows for the year ended December 31, 2019.

13.	Income Taxes

The Company was subject to taxes in both the U.S. and Switzerland in each of the years in the three-year period ended December 31, 2020. Income (loss) before income taxes was derived from the following jurisdictions:

	2020	2019	2018
U.S.	$10,284	$(1,734)	$(6,696)
Switzerland	(363)	(293)	181
	$9,921	$(2,027)	$(6,515)

The income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 was comprised of:

	2020	2019	2018
Current:
Federal	$—	$—	$—
State	700	—	—
Foreign	2	—	—
Total current	702	—	—
Deferred:
Federal	(39,542)	—	—
State	(7,440)	—	—
Foreign	—	—
Total deferred	(46,982)	—	—
Total income tax benefit	$(46,280)	$—	$—

Effective tax rates differ from statutory income tax rates in the years ended December 31, 2020, 2019 and 2018 as follows:

	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	7.1	14.4	3.8
Effect of foreign operations	0.2	(1.0)	0.2
Changes in valuation allowance	(516.5)	(59.9)	(20.8)
Change in unused net operating loss and credit carryforwards	—	24.7	3.9
Change in uncertain tax positions	21.4	—	—
Research and development credit	(6.0)	—	—
Stock-based compensation	3.7	22.3	0.2
162(m) limitation	1.9	(18.2)	(2.9)
Nondeductible items	1.6	(1.8)	(3.2)
Impact of Tax Cuts and Jobs Act	—	(1.5)	(2.2)
Other	(0.9)	—	—
Effective income tax rate	(466.5)%	0.0%	0.0%

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Deferred tax assets (liabilities) as of December 31, 2020 and 2019 consist of the following:

	2020	2019
Gross deferred tax assets:
Net operating loss carryforward – U.S.	$36,071	$41,780
Net operating loss carryforward – Switzerland	106	52
Research and development tax credit carryforward	5,418	7,559
Deferred revenue	219	—
Stock-based compensation	2,954	1,999
Inventory reserve	159	307
Compensation accruals	1,304	1,154
Product reserves	2,820	2,329
Operating lease liabilities	1,546	1,763
163j interest expense limitation	—	475
Amortization	607	585
Other	145	61
Total deferred tax assets	51,349	58,064
Deferred tax liabilities:
Depreciation	(1,838)	(1,807)
Right-of-use asset, operating leases	(1,303)	(1,648)
Total deferred tax liabilities	(3,141)	(3,455)
Net deferred tax asset before valuation allowance	48,208	54,609
Less valuation allowance	(1,226)	(54,609)
Net deferred tax asset	$46,982	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or in which net operating loss or tax credit carryforwards can be utilized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.

After considering both positive and negative evidence with respect to the U.S. deferred tax assets, management determined that as of December 31, 2019, it was more likely than not that the U.S. deferred tax assets would not be realized and recorded a full valuation allowance against all U.S. deferred tax assets. As of December 31, 2020, management determined that, as a result of generating pretax earnings, utilization of net operating loss carryovers and projected pre-tax earnings, there is sufficient positive evidence to conclude that it is more likely than not that its U.S. deferred tax assets of $46,982 are realizable. For the year ended December 31, 2020, the Company recorded a net valuation allowance release of $53,383 based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The remaining valuation allowance of $1,226 as of December 31, 2020 relates to certain state and foreign carryovers for which projected income cannot support utilization.

The Company has a U.S. federal net operating loss carryforward at December 31, 2020 of $148,318, which, subject to limitations of Internal Revenue Code (“IRC”) Section 382, is available to reduce income taxes payable in future years. As of December 31, 2020, the Company has performed a full analysis of IRC Section 382 and concluded that net operating losses and credits will be able to be utilized without limitation. If not used, the portion of the carryforward generated before 2018 will expire in the years 2025 through 2037, and the net operating loss carryforward generated in 2018 and any future years will carry forward indefinitely. Additionally, the Company has U.S. Research Credit carryforwards of $6,985. These credits expire in years 2021 through 2040.

The Company also has a Swiss net operating loss carryforward at December 31, 2020, of $735, which is available to reduce income taxes payable in future years. If not used, this carryforward will begin to expire in 2023.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The reconciliation of the Company’s gross unrecognized tax benefits as of December 31, 2020 includes increases to prior year tax positions of $2,067 and current year positions of $60.  The balance of gross unrecognized tax benefits at December 31, 2019 was $0. Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019, are $2,127 and $0, respectively, that if recognized would impact the effective tax rate. There is no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense. The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months. The Company is subject to federal and state examinations for the years 2016 and thereafter.

14.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by major types and sources:

	For the Years Ended December 31,
	2020	2019	2018
Proprietary product sales	$62,878	$39,215	$17,532
Partnered product sales	50,956	52,888	30,338
Total product revenue	113,834	92,103	47,870
Licensing and development revenue	14,466	7,529	6,753
Royalties	21,299	24,232	8,931
Total revenue	$149,599	$123,864	$63,554

Revenues disaggregated by customer geographic location are summarized as follows:

	For the Years Ended December 31,
	2020	2019	2018
United States of America	$145,789	$120,231	$57,033
Europe	3,810	3,463	6,157
Other	—	170	364
	$149,599	$123,864	$63,554

Significant customers from which the Company derived 10% or more of its total revenue in any of the periods presented are as follows:

	For the Years Ended December 31,
	2020	2019	2018
Teva	40%	41%	31%
AMAG	<10%	20%	29%
McKesson (1)	12%	10%	11%
AmerisourceBergen (1)	12%	<10%	12%
Cardinal Health (1)	11%	<10%	11%

(1)	Revenue from sales to distributors, net of estimated sales returns and allowances based on shipments.

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

15.	Earnings per Share

The following table sets forth the computation for basic and diluted net earnings (loss) per share:

	December 31,
	2020	2019	2018
Numerator
Numerator for basic and diluted earnings (loss) per share	$56,201	$(2,027)	$(6,515)
Denominator
Basic weighted average common shares outstanding	166,066	162,574	157,407
Dilutive effects of stock options and share-based awards issuable under equity compensation plans	4,089	—	—
Diluted weighted average common shares outstanding	170,155	162,574	157,407
Computation of:
Basic net earnings (loss) per share	$0.34	$(0.01)	$(0.04)
Diluted net earnings (loss) per share	$0.33	$(0.01)	$(0.04)
Anti-dilutive common stock equivalents (1)	7,092	17,103	17,147

(1)	These common stock equivalents were outstanding for the period but were not included in the computation of diluted EPS for those periods as their inclusion would have had an anti-dilutive effect.

16.	Commitments and Contingencies

Contingent Consideration

In connection with the NOCDURNA® license agreement and asset purchase we entered into with Ferring in October 2020, the Company paid Ferring an upfront payment of $5.0 million upon execution and will pay an additional $2.5 million at one year from execution. Ferring is eligible for additional commercial milestone payments potentially totaling up to $17.5 million based on the Company’s net sales of NOCDURNA® in the United States.

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third

ANTARES PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020. Briefing on defendants’ motion was complete on August 25, 2020. On February 26, 2021, the court granted defendants’ motion to dismiss with prejudice. If plaintiff chooses to file an appeal, it would be due on March 29, 2021. The Company believes that the claims in the Smith action lack merit and intends to continue to defend them vigorously to the extent an appeal is filed.

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation and order consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021. In accordance with the terms of the stipulation and order, the parties shall submit a proposed order regarding the derivative action.

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934. This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The parties have filed a stipulation and order staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021. After the expiration of all appeals related to the Smith dismissal, the parties shall submit a proposed order regarding the derivative action.

17.	Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
2020
Total revenues	$33,079	$32,384	$40,003	$44,133
Net income (loss)	(2,356)	2,175	4,996	51,386
Net income (loss) per common share, basic	(0.01)	0.01	0.03	0.31
Net income (loss) per common share, diluted	(0.01)	0.01	0.03	0.30
Weighted average shares, basic	165,429	165,703	166,375	166,744
Weighted average shares, diluted	165,429	169,228	169,655	171,412
2019
Total revenues	$23,286	$28,433	$34,306	$37,839
Net income (loss)	(5,539)	(2,226)	1,043	4,695
Net income (loss) per common share, basic and diluted	(0.03)	(0.01)	0.01	0.03
Weighted average shares, basic	160,446	162,734	163,119	163,952
Weighted average shares, diluted	160,446	162,734	168,503	171,238

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013).

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

Based on the Company’s assessment using the COSO Internal Control-Integrated Framework (2013) criteria, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item concerning our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2021 annual meeting and is incorporated herein by reference.

Information required by this item concerning our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2021 annual meeting and is incorporated herein by reference.

Information required by this item concerning compliance with Section 16(a) of the Exchange Act, as amended, will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2021 annual meeting, and is incorporated herein by reference.

Information required by this item concerning the audit committee of the Company, the audit committee financial expert of the Company and any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2021 annual meeting, and is incorporated herein by reference.

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

Information required by this item will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2021 annual meeting and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item concerning ownership will be set forth under the caption “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2021 annual meeting and is incorporated herein by reference. The following table provides information about our equity compensation plans as of December 31, 2020 (in thousands, except exercise price):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	15,521	$2.49	3,742
Equity compensation plans not approved by security holders	None	None	None

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2021 annual meeting and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2021 annual meeting and is incorporated herein by reference.

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

4.5	Description of Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.5 to Form 10-K on March 3, 2020 and incorporated herein by reference.)

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

10.12

Second Amendment to Loan and Security Agreement, dated as of September 15, 2020 by and among Antares Pharma, Inc. and Hercules Capital, Inc. and the several other banks and other financial institutions or entities from time to time party to the Loan Agreement (Filed as exhibit 10.1 to Form 8-K on September 21, 2020 and incorporated herein by reference.)

10.13+	Antares Pharma, Inc. Annual Incentive Plan, effective December 2, 2015 (Filed as Exhibit 99.1 to Form 8-K on December 8, 2015 and incorporated herein by reference.)

10.14+	Employment Agreement dated March 4, 2016 between Antares Pharma, Inc. and Robert F. Apple (Filed as exhibit 10.1 to Form 10-Q on May 9, 2016 and incorporated herein by reference.)

10.15+	Employment Agreement dated August 6, 2018 between Antares Pharma, Inc. and James P. Tursi, M.D. (Filed as exhibit 10.1 to Form 10-Q on November 6, 2018 and incorporated herein by reference.)

10.16+

Amended and Restated Employment Agreement dated June 30, 2016 between Antares Pharma, Inc. and Peter J. Graham (Filed as exhibit 10.2 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.17+	Employment Agreement effective October 31, 2016 between Antares Pharma, Inc. and Fred M. Powell (Filed as exhibit 10.1 to Form 10-Q on November 9, 2016 and incorporated herein by reference.)

10.18+	Form of Nonqualified Stock Option Grant Agreement (Filed as exhibit 10.4 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.19+	Form of Restricted Stock Unit Grant Agreement (Filed as exhibit 10.5 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.20+	Form of Restricted Stock Grant Agreement (Filed as exhibit 10.6 to Form 10-Q on August 9, 2016 and incorporated herein by reference.)

10.21+	Form of Performance Stock Unit Grant Agreement (Filed as exhibit 10.6 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.22+	Form of Nonqualified Stock Option Grant Agreement (Non-Employee Director) (Filed as exhibit 10.7 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

10.23+	Form of Restricted Stock Unit Grant Agreement (Non-Employee Director). (Filed as exhibit 10.8 to Form 10-Q on August 6, 2019 and incorporated herein by reference.)

Exhibit No.	Description
23.1 #	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 #	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 #	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 ##	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2 ##	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

+	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of March 2021.

ANTARES PHARMA, INC.

/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 2, 2021.

Signature	Title

/s/ Robert F. Apple	President and Chief Executive Officer, Director
Robert F. Apple	(Principal Executive Officer)

/s/ Fred M. Powell	Executive Vice President and Chief Financial Officer
Fred M. Powell	(Principal Financial and Accounting Officer)

/s/Leonard S. Jacob	Director, Chairman of the Board
Dr. Leonard S. Jacob

/s/Thomas J. Garrity	Director
Thomas J. Garrity

/s/ Peter S. Greenleaf	Director
Peter S. Greenleaf

/s/Anton G. Gueth	Director
Anton G. Gueth

/s/Robert P. Roche, Jr.	Director
Robert P. Roche, Jr.

/s/Karen L. Smith	Director
Dr. Karen L. Smith