Form 10-Q
period 2021-03-31
ANTARES PHARMA, INC.
filed 2021-05-06
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 168,798,266 shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$55,652	$53,137
Accounts receivable	42,940	42,221
Inventories	19,614	18,216
Contract assets	10,960	8,140
Prepaid expenses and other current assets	4,352	4,877
Total current assets	133,518	126,591
Deferred tax assets, net	46,392	46,982
Property and equipment, net	24,276	24,020
Operating lease right-of-use assets	4,285	4,621
Intangibles, net	7,488	7,693
Other assets	2,498	2,624
Total Assets	$218,457	$212,531
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,764	$16,194
Accrued expenses and other liabilities	26,373	25,635
Long-term debt, current portion	26,260	16,230
Operating lease liabilities, current portion	1,177	1,203
Deferred revenue	1,570	3,943
Total current liabilities	72,144	63,205
Long-term debt	14,765	24,669
Operating lease liabilities, long-term	4,597	4,816
Other long-term liabilities	726	726
Total liabilities	92,232	93,416
Stockholders’ Equity:
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 168,798 and 166,836 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,688	1,668
Additional paid-in capital	344,063	340,756
Accumulated deficit	(218,833)	(222,626)
Accumulated other comprehensive loss	(693)	(683)
	126,225	119,115
Total Liabilities and Stockholders’ Equity	$218,457	$212,531

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:
Product sales	$29,135	$27,097
Licensing and development revenue	4,984	1,755
Royalties	7,964	4,227
Total revenue	42,083	33,079
Operating expenses:
Cost of product sales	12,498	14,014
Cost of development revenue	3,947	1,033
Research and development	2,640	2,981
Selling, general and administrative	17,607	16,422
Total operating expenses	36,692	34,450
Operating income (loss)	5,391	(1,371)
Other income (expense):
Interest expense	(962)	(1,061)
Other, net	(46)	76
Total other expense, net	(1,008)	(985)
Net income (loss) before income taxes	4,383	(2,356)
Income tax expense	(590)	—
Net income (loss)	$3,793	$(2,356)
Net income (loss) per common share, basic	$0.02	$(0.01)
Net income (loss) per common share, diluted	$0.02	$(0.01)
Weighted average common shares outstanding:
Basic	167,822	165,429
Diluted	174,908	165,429

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$3,793	$(2,356)
Foreign currency translation adjustment	(10)	2
Comprehensive income (loss)	$3,783	$(2,354)

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2020	166,836	$1,668	$340,756	$(222,626)	$(683)	$119,115
Common stock issued under equity compensation plan, net of shares withheld for taxes	417	4	(1,623)		—	(1,619)
Exercise of options	1,545	16	3,325	—	—	3,341
Share-based compensation	—	—	1,605	—	—	1,605
Net income	—	—	—	3,793	—	3,793
Other comprehensive loss	—	—	—	—	(10)	(10)
March 31, 2021	168,798	$1,688	$344,063	$(218,833)	$(693)	$126,225

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	218	2	(599)	—	—	(597)
Exercise of options	121	2	269	—	—	271
Share-based compensation	—	—	1,978	—	—	1,978
Net loss	—	—	—	(2,356)	—	(2,356)
Other comprehensive income	—	—	—	—	2	2
March 31, 2020	165,560	$1,656	$334,025	$(281,183)	$(700)	$53,798

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,793	$(2,356)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Stock-based compensation expense	1,605	1,978
Depreciation and amortization	894	570
Other	126	144
Changes in operating assets and liabilities:
Accounts receivable	(731)	3,663
Inventories	(1,398)	(1,309)
Contract assets	(2,820)	(1,694)
Prepaid expenses and other assets	650	(154)
Deferred taxes	590	—
Accounts payable	502	5,479
Accrued expenses and other liabilities	1,136	(1,051)
Deferred revenue	(2,369)	310
Net cash provided by operating activities	1,978	5,580
Cash flows from investing activities:
Purchases of property and equipment	(1,184)	(641)
Proceeds from maturities of investment securities	—	6,000
Net cash provided by (used in) investing activities	(1,184)	5,359
Cash flows from financing activities:
Proceeds from exercise of stock options	3,341	271
Taxes paid related to net share settlement of equity awards	(1,619)	(597)
Net cash provided by (used in) financing activities	1,722	(326)
Effect of exchange rate changes on cash	(1)	—
Net increase in cash and cash equivalents	2,515	10,613
Cash and cash equivalents:
Beginning of period	53,137	23,201
End of period	$55,652	$33,814
Supplemental disclosure of cash flow information:
Cash paid for interest	$850	$935
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$1,779	$1,131

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

1.	Description of Business

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies in targeted therapeutic areas. We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, convenience, improved tolerability, and enhanced patient comfort and adherence. We also seek product opportunities that complement and leverage our commercial platform. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Teva Pharmaceutical Industries, Ltd. (“Teva”), AMAG Pharmaceuticals, Inc. (“AMAG”), Pfizer Inc. (“Pfizer”) and Idorsia Pharmaceuticals Ltd (“Idorsia”).

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

•

In collaboration with AMAG, we developed a subcutaneous auto injector and are the exclusive supplier of devices and the final assembled and packaged commercial product of AMAG’s Makena® (hydroxyprogesterone caproate injection) subcutaneous auto injector, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered at least one preterm baby in the past; and

•

We developed and are the exclusive supplier of devices for Teva’s generic equivalent of Forsteo® (Teriparatide Injection) which is approved and currently sold by Teva in various countries outside the United States.

The Company is also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, a combination drug device product with Idorsia, and advancing other internal research and development programs.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Operating results

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Beginning as of and for the year ended December 31, 2020, the cost of product sales and the cost of development revenue are being classified under the heading Operating expenses in the accompanying consolidated statement of operations, and the corresponding prior period amounts have been reclassified to conform to this presentation. The reclassifications have no impact on the Company’s operating income (loss) or net income (loss) as previously reported.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at commercial banks and highly liquid investments with an original maturity of three months or less. Cash equivalents, consisting of investments in money market funds, are remeasured and reported at fair value each reporting period, in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $36,137 and $36,133 as of March 31, 2021 and December 31, 2020, respectively.

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

At inception of each contract, the Company identifies the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determines the transaction price including any variable consideration, allocates the transaction price to the distinct performance obligations and determines whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassesses its reserves for variable consideration at each reporting date and makes adjustments if necessary, which may affect revenue and earnings in periods in which any such changes become known.

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

Proprietary Product Sales

The Company sells its proprietary commercial products primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs.

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a contract liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $2,408 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2020 and satisfied during the three months ended March 31, 2021.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of March 31, 2021, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $14,748. The Company expects to recognize revenue on the remaining performance obligations over the next three years.
3.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Raw material	$325	$325
Work in process	8,385	7,120
Finished goods	10,904	10,771
	$19,614	$18,216

The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $659 and $619 at March 31, 2021 and December 31, 2020, respectively.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

4.	Property and Equipment

The Company’s property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Production molds, tooling and equipment	$20,424	$20,260
Leasehold improvements	6,689	6,298
Furniture, fixtures and office equipment	880	865
Computer equipment and software	942	756
Construction and tooling in process	6,402	6,214
Less: accumulated depreciation	(11,061)	(10,373)
	$24,276	$24,020

5.	Share-Based Compensation

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

The following is a summary of stock option activity under the Plan as of and for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2020	15,521	$2.49
Granted	—	—
Exercised	(1,545)	2.16
Cancelled/Forfeited	(15)	3.17
Outstanding at March 31, 2021	13,961	2.53	6.6	$22,212
Exercisable at March 31, 2021	9,431	$2.39	5.5	$16,293

The following is a summary of PSU and RSU award activity under the Plan as of and for the three months ended March 31, 2021:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,641	$2.61	1,567	$2.77
Granted	—	—	—	—
Incremental shares earned	209	—	—	—
Vested/settled	(765)	2.86	—	—
Forfeited/expired	—	—	—	—
Outstanding at March 31, 2021	1,085	$2.61	1,567	$2.77

The LTIP awards that vested during the three months ended March 31, 2021 and 2020 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 348 and 170 shares during the three months ended March 31, 2021 and 2020, respectively, to satisfy tax obligations, which was determined based on the

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $1,619 and $597 during the three months ended March 31, 2021 and 2020, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

In connection with Plan awards, the Company recognized share-based compensation expense for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended
	March 31,
	2021	2020
Stock options	$887	$882
Restricted stock units	566	557
Performance stock units	152	539
Total share-based compensation expense	$1,605	$1,978

6.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three Months Ended
	March 31,
	2021	2020
Proprietary product sales	$18,732	$12,566
Partnered product sales	10,403	14,531
Total product revenue	29,135	27,097
Licensing and development revenue	4,984	1,755
Royalties	7,964	4,227
Total revenue	$42,083	$33,079

Revenues disaggregated by customer location are as follows:

	Three Months Ended
	March 31,
	2021	2020
United States of America	$40,631	$32,470
Europe	1,452	609
	$42,083	$33,079

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Teva	43%	42%
AMAG	<10%	16%
McKesson Corporation	13%	12%
AmerisourceBergen Corporation	13%	11%
Cardinal Health	11%	10%

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

7.	Income Taxes

The Company’s gross unrecognized tax benefits as of March 31, 2021 was $2,127 and there were no material changes during the quarter then ended.  There are no interest or penalties accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense.  The Company is subject to federal and state examinations for the years 2017 and thereafter.

8.	Earnings per Share

Basic earnings or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings per share. The following table sets forth the computation for basic and diluted net earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Numerator
Numerator for basic and diluted earnings (loss) per share	$3,793	$(2,356)
Denominator
Basic weighted average common shares outstanding	167,822	165,429
Dilutive effects of stock options and share-based awards issuable under equity compensation plans	7,086	—
Diluted weighted average common shares outstanding	174,908	165,429
Computation of:
Basic net earnings (loss) per share	$0.02	$(0.01)
Diluted net earnings (loss) per share	$0.02	$(0.01)

Anti-dilutive common stock equivalents (1)	471	3,168

(1)	These common stock equivalents were outstanding for the period but were not included in the computation of diluted EPS for those periods as their inclusion would have had an anti-dilutive effect.

9.	Commitments and Contingencies

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff,

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020. Briefing on defendants’ motion was complete on August 25, 2020. On February 26, 2021, the court granted defendants’ motion to dismiss with prejudice, and on March 29, 2021 the plaintiff filed a notice of appeal. The Company believes that the claims in the Smith action lack merit and intends to continue to defend them vigorously.

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18).  On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action.  The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation and order consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021 and a notice of appeal was filed on March 29, 2021.

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and Company as a nominal defendant.  The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934. This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions.  The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The parties have filed a stipulation and order staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021 and a notice of appeal was filed on March 29, 2021. After the expiration of all appeals related to the Smith dismissal, the parties shall submit a proposed order regarding the derivative action.

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

•

our expectations regarding the ability of AMAG Pharmaceuticals, Inc. (“AMAG”) to continue to commercialize Makena® (hydroxyprogesterone caproate injection), and our continued future sales to AMAG and royalty revenue from the same, in light of the U.S. Food and Drug Administration’s (“FDA”) proposal to withdraw approval of Makena® (hydroxyprogesterone caproate injection), AMAG’s request for a hearing to maintain its approval of Makena® (hydroxyprogesterone caproate injection), and the timing and outcome of any hearings and future regulatory actions by the FDA;

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
•

our expectations about our development activities with Idorsia Pharmaceuticals Ltd (“Idorsia”) and the Phase 3 clinical trial of the drug device combination product for selatogrel, a new chemical entity (“NCE”) being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI, and the potential future FDA and global regulatory approval of the same;

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

These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain.  Many factors may affect our ability to achieve our objectives, including:

•	potential business interruptions and/or any financial or operational impact as a result of the Pandemic;
•	delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•	interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•	our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•	the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva, Pfizer and Idorsia;
•	actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•	our inability to generate or sustain continued growth in product sales and royalties;
•	the lack of market acceptance of our and our partners’ products and future revenues from these products;
•	a decrease in business from our major customers and partners;
•	our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
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

In addition, you should refer to the “Risk Factors” section in our other filings with the Securities and Exchange Commission for a discussion of other factors that may cause our actual results to differ materially from those described by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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

Company Overview

Antares Pharma, Inc. (“Antares,” “we,” “our,” “us” or the “Company”) is a specialty pharmaceutical company focused primarily on the development and commercialization of pharmaceutical products and technologies that address unmet needs in targeted therapeutic areas. We develop, manufacture and commercialize, for ourselves or with partners, novel therapeutic products using our advanced drug delivery systems that are designed to provide commercial or functional advantages, such as improved safety and efficacy, convenience, improved tolerability, and enhanced patient comfort and adherence. We also seek product opportunities that complement and leverage our commercial platform. We have a portfolio of proprietary and partnered commercial products and ongoing product development programs in various stages of development. We have formed significant strategic alliances and partnership arrangements with industry leading pharmaceutical companies including Pfizer, Idorsia, Teva and AMAG.

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

In November 2019, we entered into a global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. The new chemical entity selatogrel is being developed for the treatment of a suspected acute myocardial infarction (AMI) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which Antares will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. Antares will be entitled to receive royalties on net sales of the commercial product.

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

Many of our corporate and administrative functions continue to work remotely and we have limited the number of staff in our facilities to those necessary for essential functions such as research, development, manufacturing and supply. While our sales force has been subject to varying limitations on their ability to physically visit physicians, we have strategically shifted to virtual detailing and sales meetings, and are leveraging our social media presence to connect with our existing and potential customers and healthcare professionals. We believe we are well-positioned with these virtual capabilities to continue to reach healthcare professionals and patients as the ongoing Pandemic and related restrictions continue to evolve. Our sales force has resumed in-person office visits in most areas and continued virtually in other territories based on the varying restrictions, protocols and phased re-openings. However, the restrictions and closures during the Pandemic have limited or reduced patient access to physicians for non-essential services.  These limitations have had, and may continue to have, an impact on the rate of new prescriptions for our proprietary products. Our partners may also experience a decrease or fluctuation in demand for our partnered products due to the Pandemic or the related restrictions.

While we have taken measures to help minimize the potential impact of the Pandemic and various government orders, and believe any potential or significant disruption, when and if experienced, could be temporary, there is uncertainty around the timing and duration of a potential disruption, and the magnitude of any potential impact. As a result, we are unable to estimate the potential impact on our operations or cash flows as of the date of this filing. For more information on these risks, see “Part II — Item 1A. Risk Factors — We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions” in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission.

Results of Operations

We reported net income of $3.8 million for the three months ended March 31, 2021 as compared to a net loss of $2.4 million for the three months ended March 31, 2020. Our earnings per share was $0.02 for the three months ended March 31, 2021 as compared to a net loss per share of $0.01 for the three months ended March 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The following is an analysis and discussion of our operations for the three months ended March 31, 2021 as compared to the same periods in 2020.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended March 31, 2021 and 2020 was $42.1 million and $33.1 million, respectively, representing an increase in total revenue of 27% on a comparative basis. The following table provides details about the components and drivers of our overall revenue growth (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Proprietary product sales	$18,732	$12,566
Partnered product sales	10,403	14,531
Total product revenue	29,135	27,097
Licensing and development revenue	4,984	1,755
Royalties	7,964	4,227
Total revenue	$42,083	$33,079

Product Revenue

Revenue from product sales was $29.1 million and $27.1 million for the three months ended March 31, 2021 and 2020, respectively, an increase of 8% on a period over period basis. The increase in product revenue was driven primarily by increased sales of our proprietary product XYOSTED® and an increase in sales of epinephrine auto injectors to Teva, offset by a decrease in sales of other partnered products, as detailed below.

Sales of our proprietary products XYOSTED®, OTREXUP® and NOCDURNA®, which are presented net of estimated product returns and sales allowances, generated revenue of $18.7 million and $12.6 million for the three months ended March 31, 2021 and 2020, respectively, representing a 49% increase on a comparative basis. The increase in proprietary product sales for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was principally attributable to continued growth in prescriptions and sales of XYOSTED®, and to new sales of NOCDURNA®, which we in-licensed and began detailing in the fourth quarter of 2020.

We also manufacture and sell devices, components and fully assembled and packaged product to our partners. Partnered product sales were $10.4 million and $14.5 million for the three months ended March 31, 2021 and 2020, respectively, representing a decrease of 28% on a comparative basis. The net decrease in partnered product sales for the three months ended March 31, 2021 as compared to the same period in 2020 is primarily attributable to a decrease in production and sales of Makena product for AMAG and sales of sumatriptan product to Teva, offset by an increase in sales of epinephrine auto injectors to Teva.

Licensing and development revenue

Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue was $5.0 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in licensing and development revenue recognized for the three months ended March 31, 2021 as compared to the same period 2020 was primarily a result of incremental development and maintenance activities with Teva related to the epinephrine auto injector production line and an increase in development activities under the ongoing development projects with Idorsia, Pfizer and other recent partnered development projects.

Royalties

Royalty revenue was $8.0 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. The net increase in royalty revenue was principally a result of an increase in royalties from Teva on its net sales of generic EpiPens®.

Cost of Revenues

The following table summarizes our cost of product sales and development revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$12,498	$14,014
Cost of development revenue	3,947	1,033
Total cost of revenue	$16,445	$15,047

The decrease in our cost of product sales is a function of the product revenue mix for the three months ended March 31, 2021 as compared to three months ended March 31, 2020. Proprietary products generally have a lower cost of sales as a percentage of revenue than partnered product sales. Accordingly, as proprietary product sales increased and represented a proportionally higher amount of total product sales and partnered product sales decreased in the first quarter of 2021 as compared to 2020, the relative total cost of product sales decreased.

The increase in our cost of development revenue is attributable to, and consistent with, the significant growth in development revenue from partnered development activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as shown in the revenue table above.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities. Research and development expenses were $2.6 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively. Research and development costs were attributable to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902, and fluctuate based on the respective phases of development and timing of clinical studies and external development costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.6 million and $16.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2021 compared to 2020 was due to an increase in sales and marketing costs in connection with our new proprietary product NOCDURNA®, which we in-licensed and began detailing in the fourth quarter of 2020, and an increase in general and administrative expenses, primarily employee compensation and professional services, to support the continued growth of the business.

Income Taxes

We recorded income tax expense of $0.6 million for the quarter ended March 31, 2021, or 13.5% of earnings before income taxes. Income tax expense was $0 in the first quarter of 2020, or 0% of our net income (loss) before taxes, as a result of our full valuation allowance on our deferred taxes that was released in the fourth quarter of 2020.  The effective income tax rate for the three months ended March 31, 2021 reflected a net discrete income tax benefit related to share-based compensation expense in connection with stock option exercises and vesting of performance stock units during the first quarter of 2021, which favorably impacted the effective tax rate by 12.5%.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $55.7 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities, sales and marketing and other general operating expenses, as well as capital expenditures and debt service. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-term Debt Financing

The Company is party to a loan and security agreement, as amended, with Hercules Capital, Inc., for a term loan of $40.0 million (the “Term Loan”). The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, which was 8.5% at March 31, 2021, provides for payments of interest-only until August 1, 2021 and matures on July 1, 2022, which may be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone.

The interest-only payment period of the Term Loan may also be extended to August 1, 2022 if the Company requests such extension and pays an extension fee equal to one half of one percent of the principal amount outstanding. The Company is required to pay an end of term fee equal to 4.25% of the first $25.0 million and 3.95% of all other borrowings under the loan, payable upon the earlier of July 1, 2022 or repayment of the loan.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash from operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2021 as compared $5.6 million for the three months ended March 31, 2020. The change in the net cash from operating activities was primarily a result of our net income of $3.8 million in 2021 as compared to a net loss of $2.4 million in 2020 and the changes in operating assets and liabilities due to timing of cash receipts and cash disbursements.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2021 and was primarily for capital expenditures for our manufacturing facility. Cash provided by investing activities for the three months ended March 31, 2020 was $5.4 million and was comprised of $6.0 million in cash receipts from maturities of short-term investments offset by capital expenditures of $0.6 million.

Net Cash Flows from Financing Activities

The net cash flow from financing activities was $1.7 million for the three months ended March 31, 2021, and consisted of $3.3 million in proceeds from the exercise of stock options offset by $1.6 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash used in financing activities for the three months ended March 31, 2020 was $0.3 million, which included $0.3 million in proceeds from the exercise of stock options offset by $0.6 million paid to taxing authorities in connection with net-share settled stock-based awards.

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

The accounting policies we believe to be most critical to understanding our results of operations and financial condition related to revenue recognition and valuation of deferred tax assets, which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended March 31, 2021 was not material.

We may also be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $40.0 million accrues interest at a calculated prime-based variable rate, which was 8.5% as of March 31, 2021, with a maximum interest rate of 9.50%. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower annual interest expense of $400,000.

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

The information set forth under “Note 9—Commitments and Contingencies—Pending Litigation” to the consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and is incorporated herein by reference.

Item 1A.	RISK FACTORS

In addition to the information contained in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ANTARES PHARMA, INC.

May 6, 2021	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)