Form 10-Q
period 2021-06-30
ANTARES PHARMA, INC.
filed 2021-08-05
CIK 1016169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, the registrant had 169,967,638, shares of common stock, $0.01 par value per share, outstanding.

ANTARES PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$45,126	$53,137
Accounts receivable	54,224	42,221
Inventories	18,644	18,216
Contract assets	5,725	8,140
Prepaid expenses and other current assets	4,244	4,877
Total current assets	127,963	126,591
Deferred tax assets, net	45,249	46,982
Property and equipment, net	25,590	24,020
Operating lease right-of-use assets	4,014	4,621
Intangibles, net	7,280	7,693
Other assets	2,523	2,624
Total Assets	$212,619	$212,531
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,797	$16,194
Accrued expenses and other liabilities	29,655	25,635
Long-term debt, current portion	22,813	16,230
Operating lease liabilities, current portion	1,035	1,203
Deferred revenue	2,675	3,943
Total current liabilities	71,975	63,205
Long-term debt	3,338	24,669
Operating lease liabilities, long-term	4,552	4,816
Other long-term liabilities	726	726
Total liabilities	80,591	93,416
Stockholders’ Equity:
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 169,584 and 166,836 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,696	1,668
Additional paid-in capital	345,431	340,756
Accumulated deficit	(214,413)	(222,626)
Accumulated other comprehensive loss	(686)	(683)
	132,028	119,115
Total Liabilities and Stockholders’ Equity	$212,619	$212,531

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product sales	$27,904	$24,665	$57,039	$51,762
Licensing and development revenue	7,167	2,687	12,151	4,442
Royalties	9,907	5,032	17,871	9,259
Total revenue	44,978	32,384	87,061	65,463
Operating expenses:
Cost of product sales	11,630	10,927	24,128	24,941
Cost of development revenue	4,810	1,550	8,757	2,583
Research and development	4,047	2,417	6,687	5,398
Selling, general and administrative	17,704	14,448	35,311	30,870
Total operating expenses	38,191	29,342	74,883	63,792
Operating income	6,787	3,042	12,178	1,671
Other income (expense):
Interest expense	(1,135)	(967)	(2,097)	(2,028)
Other, net	(89)	100	(135)	176
Total other expense, net	(1,224)	(867)	(2,232)	(1,852)
Net income (loss) before income taxes	5,563	2,175	9,946	(181)
Income tax expense	(1,143)	—	(1,733)	—
Net income (loss)	$4,420	$2,175	$8,213	$(181)
Net income (loss) per common share, basic	$0.03	$0.01	$0.05	$(0.00)
Net income (loss) per common share, diluted	$0.03	$0.01	$0.05	$(0.00)
Weighted average common shares outstanding:
Basic	169,043	165,703	168,436	165,566
Diluted	174,813	169,228	174,851	165,566

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$4,420	$2,175	$8,213	$(181)
Foreign currency translation adjustment	7	4	(3)	6
Comprehensive income (loss)	$4,427	$2,179	$8,210	$(175)

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
March 31, 2021	168,798	$1,688	$344,063	$(218,833)	$(693)	$126,225
Common stock issued under equity compensation plan, net of shares withheld for taxes	525	5	(1,228)			(1,223)
Exercise of options	261	3	535	—	—	538
Share-based compensation	—	—	2,061	—	—	2,061
Net income	—	—	—	4,420	—	4,420
Other comprehensive income	—	—	—	—	7	7
June 30, 2021	169,584	$1,696	$345,431	$(214,413)	$(686)	$132,028

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2020	166,836	$1,668	$340,756	$(222,626)	$(683)	$119,115
Common stock issued under equity compensation plan, net of shares withheld for taxes	942	10	(2,851)	—	—	(2,841)
Exercise of options	1,806	18	3,860	—	—	3,878
Share-based compensation	—	—	3,666	—	—	3,666
Net income	—	—	—	8,213	—	8,213
Other comprehensive loss	—	—	—	—	(3)	(3)
June 30, 2021	169,584	$1,696	$345,431	$(214,413)	$(686)	$132,028

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
March 31, 2020	165,560	$1,656	$334,025	$(281,183)	$(700)	$53,798
Common stock issued under equity compensation plan, net of shares withheld for taxes	451	4	(757)	—	—	(753)
Exercise of options	74	1	117	—	—	118
Share-based compensation	—	—	1,987	—	—	1,987
Net income	—	—	—	2,175	—	2,175
Other comprehensive loss	—	—	—	—	4	4
June 30, 2020	166,085	$1,661	$335,372	$(279,008)	$(696)	$57,329

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	669	7	(1,357)	—	—	(1,350)
Exercise of options	195	2	387	—	—	389
Share-based compensation	—	—	3,965	—	—	3,965
Net loss	—	—	—	(181)	—	(181)
Other comprehensive income	—	—	—	—	6	6
June 30, 2020	166,085	$1,661	$335,372	$(279,008)	$(696)	$57,329

See accompanying notes to condensed consolidated financial statements.

ANTARES PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,213	(181)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Stock-based compensation expense	3,666	3,965
Depreciation and amortization	1,815	1,132
Other	353	519
Changes in operating assets and liabilities:
Accounts receivable	(12,007)	785
Inventories	(427)	(3,605)
Contract assets	2,415	1,222
Prepaid expenses and other assets	633	(106)
Deferred taxes	1,733	—
Accounts payable	(960)	3,680
Accrued expenses and other liabilities	4,242	1,247
Deferred revenue	(1,265)	603
Net cash provided by operating activities	8,411	9,261
Cash flows from investing activities:
Purchases of property and equipment	(2,457)	(2,444)
Proceeds from maturities of investment securities	—	14,500
Net cash provided by (used in) investing activities	(2,457)	12,056
Cash flows from financing activities:
Principal payments on long-term debt	(15,000)	—
Proceeds from exercise of stock options	3,878	389
Taxes paid related to net share settlement of equity awards	(2,841)	(1,350)
Net cash used in financing activities	(13,963)	(961)
Effect of exchange rate changes on cash	(2)	1
Net increase (decrease) in cash and cash equivalents	(8,011)	20,357
Cash and cash equivalents:
Beginning of period	53,137	23,201
End of period	$45,126	$43,558
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,719	$1,810
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$2,534	$3,334

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Operating results

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at commercial banks and highly liquid investments with an original maturity of three months or less. Cash equivalents, consisting of investments in money market funds, are remeasured and reported at fair value each reporting period, in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $36,140 and $36,133 as of June 30, 2021 and December 31, 2020, respectively.

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

All other partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements or profit sharing arrangements, if any.  The Company recognizes revenue, including the estimated variable consideration it expects to receive for contract margin on future commercial sales, upon shipment of the goods to the Company’s partner.  The estimated variable consideration is recognized at an amount the Company believes is not subject to significant reversal based on historical experience, and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.

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

The Company’s typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. The Company records a contract liability for cash received in advance of performance, which is presented within deferred revenue on the consolidated balance sheet and recognized as revenue when the associated performance obligations have been satisfied. The Company recognized $2,776 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2020 and satisfied during the six months ended June 30, 2021.

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

Remaining Performance Obligations

Remaining performance obligations represents the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled, and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity.  As of June 30, 2021, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $14,409. The Company expects to recognize revenue on the remaining performance obligations over the next three years.
3.	Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Raw material	$325	$325
Work in process	7,660	7,120
Finished goods	10,659	10,771
	$18,644	$18,216

The Company provides a reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales, which was $777 and $619 at June 30, 2021 and December 31, 2020, respectively.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

4.	Property and Equipment

The Company’s property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Production molds, tooling and equipment	$21,020	$20,260
Leasehold improvements	7,321	6,298
Furniture, fixtures and office equipment	877	865
Computer equipment and software	1,071	756
Construction and tooling in process	7,018	6,214
Less: accumulated depreciation	(11,717)	(10,373)
	$25,590	$24,020

5.	Long-Term Debt

In June 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (the “Lender”), for a term loan of up to $35.0 million (the “Term Loan”), under which the Company initially borrowed $25.0 million (“Tranche I”.) The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, and initially provided for payments of interest-only until August 1, 2019 with a maturity date of July 1, 2022.

In June 2019, the Company entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35.0 million to $50.0 million and extended the interest-only payment period of the Term Loan to August 1, 2021. Under the Amendment, the interest only period could be further extended to August 1, 2022 if the Company achieved a certain loan extension milestone, requested such extension by July 31, 2021, and paid an extension fee equal to one half of one percent of the principal amount outstanding. Upon signing of the Amendment, an additional $15.0 million (“Tranche II”) was funded to the Company. The Term Loan maturity date remained July 1, 2022, which could be extended to July 1, 2024.

The Company is required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II, payable upon the earlier of July 1, 2022 or full repayment of the loan. The Loan Agreement also imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date.

On June 30, 2021, the Company made a $15.0 million prepayment of principal and paid a 1.0% prepayment fee. The carrying value of the Term Loan was $26,151 and $40,899 as of June 30, 2021 and December 31, 2020, respectively, which consisted of the principal amounts outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method. As of June 30 2021, the future principal payments under the Term Loan consisted of $10,144 due in 2021 and $14,856 due in 2022, excluding the contractual End of Term Charges.

In July 2021, having previously met the loan extension milestone, the Company requested that the interest-only period be extended to August 1, 2022 and the maturity date be extended to July 1, 2024 in accordance with the terms of the Amendment. The Lender granted the extension of the interest-only period and maturity date and waived the extension fee.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

6.	Share-Based Compensation

The Company has an Equity Compensation Plan (the “Plan”), which allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. The Plan was amended and restated in June 2021 to increase the total number of shares available for grant under the Plan by 10 million shares. The Company also has a long-term incentive program (“LTIP”), pursuant to which the Company’s senior executives have been awarded stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”).

The following is a summary of stock option activity under the Plan as of and for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2020	15,521	$2.49
Granted	2,572	4.40
Exercised	(1,806)	2.15
Cancelled/Forfeited	(195)	2.75
Outstanding at June 30, 2021	16,092	2.83	6.95	$24,824
Exercisable at June 30, 2021	11,094	$2.46	5.88	$21,060

The following is a summary of PSU and RSU award activity under the Plan as of and for the six months ended June 30, 2021:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,641	$2.61	1,567	$2.77
Granted	243	5.55	769	4.42
Incremental shares earned	210	3.18	—	—
Vested/settled	(766)	2.86	(832)	2.76
Outstanding at June 30, 2021	1,328	$3.04	1,504	$3.62

The LTIP awards that vested during the six months ended June 30, 2021 and 2020 were net-share settled such that the Company withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. The Company withheld 626 and 419 shares during the six months ended June 30, 2021 and 2020, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to the Company’s closing stock price on such date. The Company paid $2,841 and $1,350 during the six months ended June 30, 2021 and 2020, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the consolidated statements of cash flows. Net-share settlements have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued as a result of the vesting.

Members of the Company’s Board of Directors also receive grants of restricted stock units that vest in full one year from the date of grant. Directors may elect to defer receipt of vested shares until retirement or separation from the Board; 30 shares were vested and deferred during the six months ended June 30, 2021.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

In connection with Plan awards, the Company recognized share-based compensation expense for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$890	$875	$1,777	$1,756
Restricted stock units	607	525	1,172	1,082
Performance stock units	564	587	717	1,127
Total share-based compensation expense	$2,061	$1,987	$3,666	$3,965

7.	Revenues, Significant Customers and Concentrations of Risk

The following table presents the Company’s revenue on a disaggregated basis by types of goods and services and major product lines:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proprietary product sales	$18,953	$14,846	$37,685	$27,412
Partnered product sales	8,951	9,819	19,354	24,350
Total product revenue	27,904	24,665	57,039	51,762
Licensing and development revenue	7,167	2,687	12,151	4,442
Royalties	9,907	5,032	17,871	9,259
Total revenue	$44,978	$32,384	$87,061	$65,463

Revenues disaggregated by customer location are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States of America	$44,008	$31,798	$84,639	$64,268
Europe	970	586	2,422	1,195
	$44,978	$32,384	$87,061	$65,463

The following table identifies customers from which the Company derived 10% or more of its total revenue in any of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Teva	44%	40%	43%	41%
McKesson Corporation	12%	11%	12%	11%
AmerisourceBergen Corporation	11%	13%	12%	13%
Cardinal Health	11%	13%	11%	11%
AMAG	<10%	<10%	<10%	12%

8.	Income Taxes

The Company’s gross unrecognized tax benefits as of June 30, 2021 was $2,127 and there were no material changes during the quarter and six months then ended.  There are no interest or penalties accrued in relation to unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense.  The Company is subject to federal and state examinations for the years 2017 and thereafter.

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

9.	Earnings per Share

Basic earnings or loss per common share is computed by dividing the net income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings per share. The following table sets forth the computation for basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Numerator for basic and diluted earnings (loss) per share	$4,420	$2,175	$8,213	$(181)
Denominator
Basic weighted average common shares outstanding	169,043	165,703	168,436	165,566
Dilutive effects of stock options and share-based awards issuable under equity compensation plans	5,770	3,525	6,415	—
Diluted weighted average common shares outstanding	174,813	169,228	174,851	165,566
Computation of:
Basic net earnings (loss) per share	$0.03	$0.01	$0.05	$(0.00)
Diluted net earnings (loss) per share	$0.03	$0.01	$0.05	$(0.00)

Anti-dilutive common stock equivalents (1)	849	6,361	530	5,145

(1)	These common stock equivalents were outstanding for the period but were not included in the computation of diluted EPS for those periods as their inclusion would have had an anti-dilutive effect.

10.	Commitments and Contingencies

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

On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell.  The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®.  On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff.  On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated

ANTARES PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020. Briefing on defendants’ motion was complete on August 25, 2020. On February 26, 2021, the court granted defendants’ motion to dismiss with prejudice, and on March 29, 2021 the plaintiff filed a notice of appeal. On June 21, 2021, plaintiff-appellant filed his opening brief. Defendants-appellees’ response brief is due on August 4, 2021 and plaintiff-appellant’s reply is due on August 25, 2021. The Company believes that the claims in the Smith action lack merit and intends to continue to defend them vigorously.

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

Forward-Looking Statements

Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  Forward-looking statements can be identified by the words “expect,” “estimate,” “plan”, “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our expectations about the ongoing COVID-19 pandemic (the “Pandemic”) and any potential disruption or impact to our operations, financial position or cash flows;
•	our expectations regarding the continued successful commercialization of XYOSTED® (testosterone enanthate) injection and the continued growth in prescriptions and revenues related thereto;
•	our expectations regarding continued sales of OTREXUP® (methotrexate) injection;
•

our expectations regarding the commercialization of NOCDURNA® (desmopressin acetate) in the U.S. under a licensing agreement with Ferring International Center S.A. and its affiliates, (“Ferring”) and future sales and revenue from the same;

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

•

our expectations regarding continued product development with Teva of the teriparatide and exenatide disposable pen injectors, Teva’s ability to obtain FDA approval and AB-rating for each of those products, and if approved, Teva’s ability to successfully commercialize the teriparatide disposable pen injector product outside the U.S.;

•	our expectations about the development of a rescue pen for an undisclosed drug with our partner Pfizer, Inc. (“Pfizer”) and potential future regulatory approval and future revenue from the same;
•

our expectations about our development activities with Idorsia Pharmaceuticals Ltd (“Idorsia”) and the timing and results of the Phase 3 clinical trial of the drug device combination product for selatogrel, a new chemical entity (“NCE”) being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI, and the potential future FDA and global regulatory approval of the same;

•	our expectations about the development of ATRS-1902 for adrenal crisis rescue, including the timing and results of clinical trials and our anticipated 505(b)(2) NDA filing with the FDA;
•

our expectations about our other internal research and development projects, including but not limited to ATRS-1901, the timing and results of clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;

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

In June 2021, Idorsia announced it is initiating its Phase 3 registration study to evaluate the efficacy and safety of self-administered subcutaneous selatogrel, Idorsia’s P2Y12 receptor antagonist, in suspected AMI utilizing Antares’ Quickshot® auto-injector.  The study is an international, multi-center, double-blind, randomized, placebo-controlled, parallel-group, Phase 3 study to assess the clinical efficacy and safety of 16 mg selatogrel when self-administered (on top of standard-of-care) upon occurrence of symptoms suggestive of an acute myocardial infarction. The primary efficacy endpoint is the occurrence of death from any cause, or non-fatal AMI after any study treatment self-administration. The study will enroll approximately 14,000 patients who are at high risk of recurrent AMI, at approximately 250 sites in approximately 30 countries. A Special Protocol Assessment has been agreed with the FDA for Idorsia’s selatogrel, which indicates the FDA is in agreement with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints and planned analyses) for a study intended to support a future marketing application. In December 2020, the FDA designated Idorsia’s investigation of selatogrel for the treatment of a suspected AMI in adult patients with a history of AMI as a “fast-track” development program. This designation is intended to promote communication and collaboration between the FDA and pharmaceutical companies for drugs that treat serious conditions and fill an unmet medical need.

We are also committed to advancing our internal research and development programs and continue to invest in the development of our proprietary product pipeline. Our research and development efforts are focused primarily on leveraging our existing product and technology platforms by broadening their applications for use in other drug device combination products, as well as exploring new pharmaceutical products, technologies and drug delivery methods.

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

In June 2021, we submitted an IND application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application for ATRS-1902, and its corresponding development program, supports a proposed indication for the treatment of acute adrenal insufficiency, known as adrenal crisis, in adults and adolescents, using a novel proprietary auto-injector platform to deliver hydrocortisone. The IND application includes the protocol for an initial clinical study to compare the pharmacokinetic profile of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.

In July 20201, the FDA accepted our IND for ATRS-1902 enabling us to initiate our Phase 1 clinical study. After this study is completed, we expect a second study will then be conducted utilizing our proprietary auto-injector technology which has been developed for high reliability and ease-of-use in emergency situations by the patient or caregiver. We believe these two studies will be the basis of our anticipated 505(b)(2) NDA filing with the FDA towards the end of 2022.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in China, and has since spread worldwide, including every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a Pandemic and on March 13, 2020, the United States declared a national emergency with respect to the outbreak. The Pandemic has impacted global economic activity and lead to disruptions in supply chain, labor shortages, business closures, travel restrictions and other health, safety and social distancing requirements.

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

Most of our employees, including our corporate and administrative functions, have returned to work onsite at our facilities. Our sales force has resumed in-person office visits in most areas and continue to reach healthcare providers virtually in other territories based on the varying restrictions, protocols and phased re-openings. The restrictions and closures during the Pandemic have, to some extent, limited or reduced patient access to physicians for non-essential services.  These limitations have had, and may continue to have, an impact on the rate of new prescriptions for our proprietary products. Our partners may also experience a decrease or fluctuation in demand for our partnered products due to the Pandemic or the related restrictions. Although we have not experienced any significant delays or disruption in our development programs due to the Pandemic, a worsening or sustained outbreak could also impact our or our partners’ clinical trials or lead to delays or disruptions in activities with the FDA.

While we have taken measures to help minimize the potential impact of the Pandemic and various government orders, and believe any potential or significant disruption, when and if experienced, could be temporary, there is continued uncertainty around the timing and duration of the potential disruption, and the magnitude of any potential impact. As a result, we are unable to estimate the potential impact on our operations or cash flows as of the date of this filing. For more information on these risks, see “Part II — Item 1A. Risk Factors — We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions” in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission.

Results of Operations

We reported net income of $4.4 million and $8.2 million for the three and six months ended June 30, 2021 as compared to net income of $2.2 million and a net loss of $0.2 million for the three and six months ended June 30, 2020, respectively. Our earnings per share were $0.03 and $0.05 for the three and six months ended June 30, 2021 as compared to $0.01 and $0.0 per share for the three and six months ended June 30, 2020, respectively. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021. The following is an analysis and discussion of our operations for the three and six months ended June 30, 2021 as compared to the same periods in 2020.

Revenues

We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements.  Total revenue for the three months ended June 30, 2021 and 2020 was $45.0 million and $32.4 million, respectively, representing an increase in total revenue of 39% on a comparative basis. Total revenue for the six months ended June 30, 2021 and 2020 was $87.1 and $65.5 million, respectively, representing an increase of 33%. The following table provides details about the components and drivers of our overall revenue growth (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proprietary product sales	$18,953	$14,846	$37,685	$27,412
Partnered product sales	8,951	9,819	19,354	24,350
Total product revenue	27,904	24,665	57,039	51,762
Licensing and development revenue	7,167	2,687	12,151	4,442
Royalties	9,907	5,032	17,871	9,259
Total revenue	$44,978	$32,384	$87,061	$65,463

Product Revenue

Revenue from product sales was $27.9 million and $24.7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of 13% on a period over period basis. The increase was driven primarily by increased sales of our proprietary product XYOSTED® offset by a decrease in shipments of epinephrine auto injectors to Teva and sales of other partnered products, as discussed below. For the six months ended June 30, 2021 and 2020, revenue from product sales was $57.0 million and $51.8 million, respectively, an increase of 10% on a period over period basis. The increase for the comparative six-month period was primarily attributable to an increase in XYOSTED® sales and sales of epinephrine auto injectors to Teva, offset by a reduction in sales of Makena® subcutaneous auto-injectors to AMAG.

Sales of our proprietary products XYOSTED®, OTREXUP® and NOCDURNA®, which are presented net of estimated product returns and sales allowances, generated revenue of $19.0 million and $14.8 million for the three months ended June 30, 2021 and 2020, respectively, representing a 28% increase on a comparative basis. For the six months ended June 30, 2021 and 2020, proprietary product sales were $37.7 million and $27.4 million, respectively, representing a 37% increase. The increases in proprietary product sales for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was principally attributable to continued growth in prescriptions and sales of XYOSTED®, and to new sales of NOCDURNA®, which we in-licensed and began detailing in the fourth quarter of 2020.

We also manufacture and sell devices, components and fully assembled and packaged product to our partners. Partnered product sales were $9.0 million and $9.8 million for the three months ended June 30, 2021 and 2020, respectively, representing a decrease of 9% on a comparative basis. For the six months ended June 30, 2021 and 2020, partnered product revenue was $19.4 million and $24.4 million, respectively. The net decreases in partnered product sales for the three and six months ended June 30, 2021 as compared to the same periods in 2020 is primarily attributable to a decrease in sales sumatriptan to Teva and a decrease in production and sales of Makena® product for AMAG.

Licensing and development revenue

Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue was $7.2 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively, and $12.2 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in licensing and development revenue recognized for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily a result of incremental development and maintenance activities with Teva related to the epinephrine auto injector production line and continuing development activities under the other ongoing partnered development projects.

Royalties

Royalty revenue was $9.9 million and $5.0 million for the three months ended June 30, 2021 and 2020, respectively and $17.9 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. The net increase in royalty revenue was principally a result of an increase in royalties from Teva on its net sales of generic EpiPens®.

Cost of Revenues

The following table summarizes our cost of product sales and development revenue (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of product sales	$11,630	$10,927	$24,128	$24,941
Cost of development revenue	4,810	1,550	8,757	2,583
Total cost of revenue	$16,440	$12,477	$32,885	$27,524

The increase and decrease in our cost of product sales for the three and six months ended June 30, 2021 as compared to 2020, respectively, is a function of the product revenue mix in the respective periods. Proprietary products generally have a lower cost of sales as a percentage of revenue than partnered product sales.

The increase in our cost of development revenue is attributable to, and consistent with, the significant growth in development revenue from partnered development activities for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, as shown in the revenue table above.

Research and Development Expenses

Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities. Research and development expenses were $4.0 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively. Research and development costs were attributable to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902, and fluctuate based on the respective phases of development and timing of clinical studies and external development costs incurred. As discussed above, we submitted an IND application with the FDA in June 2021 for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.7 million and $14.4 million for the three months ended June 30, 2021 and 2020, respectively, and totaled $35.3 million and $30.9 million for the six months ended June 30, 2021 and 2020, respectively. The increases in selling, general and administrative expenses for the three and six months ended June 30, 2021 compared to 2020 was primarily due to an increase in sales and marketing costs, which were down in 2020 due to the Pandemic as the various restrictions and limitations imposed during the Pandemic lead to decreased spending that has now returned to pre-Pandemic levels. The increase is also attributable to sales and marketing costs associated with our new proprietary product NOCDURNA®, which we in-licensed and began detailing in the fourth quarter of 2020. We also experienced an increase in general and administrative expenses, primarily employee compensation, professional services and facility costs, to support the continued growth of the business.

Income Taxes

We recorded income tax expense of $1.1 million and $1.7 million for the three and six months ended June 30, 2021, respectively, or 20.8% and 17.4% of earnings before income taxes. Income tax expense was $0 in 2020, or 0% of our net income (loss) before taxes, as a result of our full valuation allowance on our deferred taxes that was released in the fourth quarter of 2020.  The effective income tax rate for the three and six months ended June 30, 2021 reflected a net discrete income tax benefit related to share-based compensation expense in connection with stock option exercises and vesting of performance and restricted stock units, which favorably impacted the effective tax rate by 5.3% for the quarter and 8.6% year to date.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $45.1 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities, sales and marketing and other general operating expenses, as well as capital expenditures and debt service. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.

Long-term Debt Financing

The Company is party to a loan and security agreement, as amended, with Hercules Capital, Inc. (the “Term Loan”). The amortizing Term Loan is secured by substantially all of the Company’s assets, excluding intellectual property and accrues interest at a prime-based variable rate with a maximum of 9.5%, which was 8.5% at June 30, 2021. On June 30, 2021, we made a $15.0 million prepayment of principal due under the Term Loan along with a 1.0% prepayment fee. The outstanding principal balance under the Term Loan was $25.0 million and $40.0 million as of June 30, 2021 and December 31, 2020, respectively.

The Term Loan, as amended, provided for payments of interest-only until August 1, 2021 with a maturity date of July 1, 2022, both of which could be extended contingent upon satisfaction of a certain loan extension milestones and upon formal request of such extension. In July 2021, we requested, and the lender granted, the extension of the interest-only period to August 1, 2022 and maturity date to July 1, 2024 in accordance with the loan and security agreement, as amended.

The Company is required to pay an end of term fee equal to 4.25% of the first $25.0 million and 3.95% of all other borrowings under the loan, payable upon the earlier of July 1, 2022 or full repayment of the loan.

Net Cash Flows from Operating Activities

Operating cash inflows are generated primarily from product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash from operating activities are primarily a result of the timing of cash receipts and disbursements. Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2021 as compared $9.3 million for the six months ended June 30, 2020. The change in the net cash from operating activities was primarily a result of our net income(loss) for the period and the changes in operating assets and liabilities due to timing of cash receipts and cash disbursements, principally driven by our growth in sales and accounts receivable in 2021.

Net Cash Flows from Investing Activities

Net cash used in investing activities was $2.5 million for the six months ended June 30, 2021 and was primarily for capital expenditures for our manufacturing facility. Net cash provided by investing activities for the six months ended June 30, 2020 was $12.1 million and was comprised of $14.5 million in cash receipts from maturities of short-term investments offset by capital expenditures of $2.4 million.

Net Cash Flows from Financing Activities

The net cash flow used in financing activities was $14.0 million for the six months ended June 30, 2021, and consisted of $3.9 million in proceeds received from exercises of stock options offset by a $15.0 million prepayment of principal on our Term Loan and $2.8 million paid to taxing authorities in connection with net-share settled stock-based awards for which we withheld shares equivalent to the value of the employees’ tax obligation for the applicable income and other employment taxes. Net cash used in financing activities for the six months ended June 30, 2020 was $1.0 million, which included $0.4 million in proceeds from the exercise of stock options offset by $1.4 million paid to taxing authorities in connection with net-share settled stock-based awards.

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

We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk.  The effect of foreign exchange rate fluctuations on our financial results for the period ended June 30, 2021 was not material.

We may also be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. Our loan, with a current outstanding principal balance of $25.0 million accrues interest at a calculated prime-based variable rate, which was 8.5% as of June 30, 2021, with a maximum interest rate of 9.50%. A hypothetical increase or decrease in the interest rate of 1.0% would result in additional or lower annual interest expense of $250,000.

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

The information set forth under “Note 10—Commitments and Contingencies—Pending Litigation” to the consolidated financial statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and is incorporated herein by reference.

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
10.1

Antares Pharma, Inc. Equity Compensation Plan, as amended and restated, and approved by stockholders (Filed as Exhibit 4.1 to the Company’s Form S-8 filed June 24, 2021 and incorporated herein by reference.)

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

ANTARES PHARMA, INC.

August 5, 2021	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)