Form 10-Q
period 2021-09-30
ANTARES PHARMA, INC.
filed 2021-11-04
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-32302
_______________________________
ANTARES PHARMA, INC.
(Exact name of Registrant as specified in its charter)
_______________________________

Delaware	41-1350192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Princeton South, Suite 300, Ewing, NJ	08628
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (609) 359-3020
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATRS	NASDAQ
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non–accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, the registrant had 170,042,479 shares of common stock outstanding at $0.01 par value per share.

ANTARES PHARMA, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2021

PART I – FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
ANTARES PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(UNAUDITED)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$57,365	$53,137
Accounts receivable, net	54,471	42,221
Inventories, net	16,493	18,216
Contract assets	2,942	8,140
Prepaid expenses and other current assets	2,162	4,877
Total current assets	133,433	126,591
Deferred tax assets, net	43,987	46,982
Property and equipment, net	25,832	24,020
Operating lease right-of-use assets	3,892	4,621
Intangibles, net	7,072	7,693
Other long-term assets	2,523	2,624
Total Assets	$216,739	$212,531

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,885	$16,194
Accrued expenses and other liabilities	32,010	25,635
Current maturities of long-term debt, net	2,918	16,230
Operating lease liabilities, current	917	1,203
Deferred revenue	3,804	3,943
Total current liabilities	52,534	63,205
Long-term debt, less current maturities	18,401	24,669
Operating lease liabilities, long-term	4,613	4,816
Other long-term liabilities	363	726
Total liabilities	75,911	93,416

Stockholders’ Equity
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 170,042 and 166,836 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,700	1,668
Additional paid-in capital	348,834	340,756
Accumulated deficit	(209,020)	(222,626)
Accumulated other comprehensive loss	(686)	(683)
Total stockholders' equity	140,828	119,115

Total liabilities and stockholders’ equity	$216,739	$212,531
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product sales, net	$33,068	$28,947	$90,107	$80,709
Licensing and development revenue	3,682	4,321	15,833	8,763
Royalties	11,441	6,735	29,312	15,994
Total revenue, net	48,191	40,003	135,252	105,466

Operating expenses
Cost of product sales	14,039	13,615	38,167	38,556
Cost of development revenue	2,390	2,902	11,147	5,485
Research and development	3,923	2,405	10,610	7,803
Selling, general and administrative	19,874	15,231	55,185	46,101
Total operating expenses	40,226	34,153	115,109	97,945

Operating income	7,965	5,850	20,143	7,521
Other income (expense)
Interest expense	(750)	(782)	(2,847)	(2,810)
Other income (expense), net	6	(72)	(129)	104
Total other expense, net	(744)	(854)	(2,976)	(2,706)
Income before income taxes	7,221	4,996	17,167	4,815
Income tax expense	(1,828)	—	(3,561)	—
Net income	$5,393	$4,996	$13,606	$4,815

Earnings per common share
Basic	$0.03	$0.03	$0.08	$0.03
Diluted	$0.03	$0.03	$0.08	$0.03

Weighted average common shares outstanding
Basic	169,953	166,375	168,947	165,838
Diluted	175,128	169,655	174,937	169,759
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,393	$4,996	$13,606	$4,815
Foreign currency translation adjustment	—	5	(3)	11
Comprehensive income	$5,393	$5,001	$13,603	$4,826
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021	169,584	$1,696	345,431	$(214,413)	$(686)	$132,028
Exercise of options	458	4	1,221	—	—	1,225
Stock-based compensation	—	—	2,182	—	—	2,182
Net income	—	—	—	5,393	—	5,393
Other comprehensive income	—	—	—	—	—	—
Balance, September 30, 2021	170,042	$1,700	$348,834	$(209,020)	$(686)	$140,828

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	166,836	$1,668	$340,756	$(222,626)	$(683)	$119,115
Common stock issued under equity compensation plan, net of shares withheld for taxes	942	10	(2,851)	—	—	(2,841)
Exercise of options	2,264	22	5,081	—	—	5,103
Stock-based compensation	—	—	5,848	—	—	5,848
Net income	—	—	—	13,606	—	13,606
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Balance, September 30, 2021	170,042	$1,700	$348,834	$(209,020)	$(686)	$140,828
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2020	166,085	$1,661	$335,372	$(279,008)	$(696)	$57,329
Common stock issued under equity compensation plan, net of shares withheld for taxes	7	—	(16)	—	—	(16)
Exercise of options	580	6	1,117	—	—	1,123
Stock-based compensation	—	—	1,804	—	—	1,804
Net income	—	—	—	4,996	—	4,996
Other comprehensive loss	—	—	—	—	5	5
Balance, September 30, 2020	166,672	$1,667	$338,277	$(274,012)	$(691)	$65,241

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	165,221	$1,652	$332,377	$(278,827)	$(702)	$54,500
Common stock issued under equity compensation plan, net of shares withheld for taxes	676	7	(1,373)	—	—	(1,366)
Exercise of options	775	8	1,504	—	—	1,512
Stock-based compensation	—	—	5,769	—	—	5,769
Net income	—	—	—	4,815	—	4,815
Other comprehensive income	—	—	—	—	11	11
Balance, September 30, 2020	166,672	$1,667	$338,277	$(274,012)	$(691)	$65,241
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$13,606	$4,815
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,848	5,769
Depreciation and amortization	2,761	1,730
Other	719	662
Changes in operating assets and liabilities:
Accounts receivable	(12,250)	(7,422)
Inventories, net	1,723	(3,809)
Contract assets	5,198	(549)
Prepaid expenses and other assets	2,715	1,345
Deferred taxes	2,995	—
Accounts payable	(2,251)	5,171
Accrued expenses and other liabilities	6,202	4,967
Deferred revenue	(139)	1,538
Net cash provided by operating activities	27,127	14,217
Cash Flows from Investing Activities
Purchases of property and equipment	(4,960)	(7,893)
Proceeds from maturities of investment securities	—	20,500
Net cash provided by (used in) investing activities	(4,960)	12,607
Cash Flows from Financing Activities
Principal payments on long-term debt	(20,000)	—
Prepayment fees on long-term debt	(200)	—
Proceeds from exercise of stock options	5,103	1,512
Taxes paid related to net share settlement of equity awards	(2,841)	(1,366)
Net cash provided by (used in) financing activities	(17,938)	146
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Increase in cash and cash equivalents	4,228	26,971
Cash and cash equivalents
Beginning of period	53,137	23,201
End of period	$57,365	$50,172
Supplemental disclosure of cash flow information
Cash paid for interest	$2,365	$2,679
Cash paid for income taxes	$1,224	$—
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$1,009	$1,577
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 1.     Description of Business
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
Our marketed proprietary products include:
•XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, and is the first and only subcutaneous testosterone enanthate product for once-weekly, at-home self-administration to be approved by the U.S. Food and Drug Administration (“FDA”);
•OTREXUP® (methotrexate) injection, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis; and
•NOCDURNA® (desmopressin acetate), marketed in the U.S. for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate.
We are also party to various partnered product development and supply arrangements:
•We developed and are the exclusive supplier of devices for Teva’s Epinephrine Injection USP products, the generic equivalent of EpiPen® and EpiPen® Jr., indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients;
•Through our commercialization partner Teva, we sell Sumatriptan Injection USP, a generic equivalent to the Imitrex® STATdose Pen®, in the U.S. indicated for the acute treatment of migraine headaches and cluster headache in adults;
•In collaboration with AMAG, we developed a subcutaneous auto injector and are the exclusive supplier of devices and the final assembled and packaged commercial product of AMAG’s Makena® (hydroxyprogesterone caproate injection) subcutaneous auto injector, which is a ready-to-administer treatment indicated to reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered at least one preterm baby in the past; and
•We developed and are the exclusive supplier of devices for Teva’s generic equivalent of Forsteo® (Teriparatide Injection) which is approved and currently sold by Teva in various countries outside the United States.
We are also developing two multi-dose pen injector products in collaboration with Teva, a combination drug device rescue pen in collaboration with Pfizer, a combination drug device product with Idorsia, and advancing other internal and external research and development programs.
Note 2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements and condensed footnote disclosures thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Beginning as of and for the year ended December 31, 2020, the cost of product sales and the cost of development revenue are being classified under the heading operating expenses in the accompanying Consolidated Statements of Operations, and the corresponding prior period amounts have been reclassified to conform to this presentation. The reclassifications have no impact on our operating income or net income as previously reported.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits at commercial banks and highly liquid investments with an original maturity of three months or less. Cash equivalents, consisting of investments in money market funds, are remeasured and reported at fair value each reporting period, in accordance with ASC Topic 820, Fair Value Measurements based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $36,141 and $36,133 as of September 30, 2021 and December 31, 2020, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Certain components of our products are provided by a limited number of vendors, and our production, assembly, warehousing and distribution operations are outsourced to third-parties where substantially all of our inventory is located. Disruption of supply from key vendors or third-party suppliers may have a material adverse impact on our operations and financial results.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an asset's estimated useful life as follows:

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
Revenue Recognition
We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements. Revenue is recognized when or as we transfer control of the promised goods or services to the customer at the transaction price, which is the amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
At inception of each contract, we identify the goods and services that have been promised to the customer and each of those that represent a distinct performance obligation, determine the transaction price including any variable consideration, allocate the transaction price to the distinct performance obligations and determine whether control transfers to the customer at a point in time or over time. Variable consideration is included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We reassess our reserves for variable consideration at each reporting date and make adjustments if necessary, which may affect revenue and earnings in periods in which any such changes become known.
We have elected to recognize the cost for freight and shipping activities as a fulfillment cost. Amounts billed to customers for shipping and handling are included as part of the transaction price and recognized as revenue when control of underlying goods are transferred to the customer. The related shipping and freight charges incurred are included in cost of product sales in the Consolidated Statements of Operations.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Proprietary Product Sales
We sell our proprietary commercial products primarily to wholesale and specialty distributors. Revenue is recognized when control has transferred to the customer, which is typically upon delivery, at the net selling price, which reflects the variable consideration for which reserves and sales allowances are established for estimated returns, wholesale distribution fees, prompt payment discounts, government rebates and chargebacks, plan rebate arrangements and patient discount and support programs.
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we will be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and expected utilization rates, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. Reserves for prompt payment discounts are recorded as a reduction in accounts receivable in the Consolidated Statements of Operations. Reserves for returns, rebates and chargebacks, distributor fees and customer co-pay support programs are included within current liabilities in the Condensed Consolidated Balance Sheets.
Partnered Product Sales
We are party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which we produce and are the exclusive supplier of certain products, devices and/or components. Revenue is recognized when or as control of the goods transfers to the customer as discussed below.
We are the exclusive supplier of the Makena® subcutaneous auto injector product to AMAG. Because the product is custom manufactured for AMAG with no alternative use and we have a contractual right to payment for performance completed to date, control is continuously transferred to the customer as product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced. The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets in the Condensed Consolidated Balance Sheets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.
All other partnered product sales are recognized at the point in time in which control is transferred to the customer, which is typically upon shipment. Sales terms and pricing are governed by the respective supply and distribution agreements, and there is generally no right of return. Revenue is recognized at the transaction price, which includes the contractual per unit selling price and estimated variable consideration, such as volume-based pricing arrangements or profit sharing arrangements, if any. We recognize revenue, including the estimated variable consideration we expect to receive for contract margin on future commercial sales, upon shipment of the goods to our partner. The estimated variable consideration is recognized at an amount we believe is not subject to significant reversal based on historical experience and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed.
Licensing and Development Revenue
We have entered into several license, development and supply arrangements with pharmaceutical partners under which we grant a license to our device technology and know-how and provide research and development services that often involve multiple performance obligations and highly customized deliverables. For such arrangements, we identify each of the promised goods and services within the contract and the distinct performance obligations at inception, and allocate consideration to each performance obligation based on relative standalone selling price, which is generally determined based on the expected cost plus margin.
If the contract includes an enforceable right to payment for performance completed to date and performance obligations are satisfied over time, we recognize revenue over the development period using either the input or output method depending on which is most appropriate given the nature of the distinct deliverable. For other contracts that do not contain an enforceable right to payment for performance completed to date, revenue is recognized when control is transferred to the customer. Factors that may indicate that the transfer of control has occurred include the transfer of legal title, transfer of physical possession, the customer has obtained the significant risks and rewards of ownership of the assets and we have a present right to payment.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Our typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue in the Condensed Consolidated Balance Sheets and recognized as revenue in the Consolidated Statements of Operations when the associated performance obligations have been satisfied. We recognized $3,760 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2020 and satisfied during the nine months ended September 30, 2021.
License fees and milestones received in exchange for the grant of a license to our functional intellectual property such as patented technology and know-how in connection with a partnered development arrangement are generally recognized at inception of the arrangement, or over the development period depending on the facts and circumstances, as the license is generally not distinct from the non-licensed goods or services to be provided under the contract. Milestone payments that are contingent upon the occurrence of future events are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.
Royalties
We earn royalties in connection with licenses granted under license and development arrangements with partners. Royalties are based upon a percentage of commercial sales of partnered products with rates ranging from mid-single digits to low double digits and are tiered based on levels of net sales. These sales-based royalties, for which the license was deemed the predominant element to which the royalties relate, are estimated and recognized in the period in which the partners’ commercial sales occur. The royalties are generally reported and payable to us within 45 to 60 days of the end of the period in which the commercial sales are made. We base our estimates of royalties earned on actual sales information from our partners when available or estimated prescription sales from external sources and estimated net selling price. If actual royalties received are different than amounts estimated, we would adjust the royalty revenue in the period in which the adjustment becomes known.
Remaining Performance Obligations
Remaining performance obligations represent the allocation of transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity. As of September 30, 2021, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $16,034. We expect to recognize revenue on the remaining performance obligations over the next three years.
Note 3.     Inventories
Inventories consisted of the following:

	September 30, 2021	December 31, 2020
Raw material	$422	$325
Work in process	8,186	7,120
Finished goods	7,885	10,771
Total inventories, net	$16,493	$18,216
A reserve is recorded for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasted future sales, which was $1,094 and $619 as of September 30, 2021 and December 31, 2020, respectively.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 4.     Property and Equipment
Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Production molds, tooling and equipment	$21,069	$20,260
Leasehold improvements	7,457	6,298
Furniture, fixtures and office equipment	907	865
Computer equipment and software	1,348	756
Construction and tooling in process	7,506	6,214
Total property and equipment	38,287	34,393
Less: Accumulated depreciation	(12,455)	(10,373)
Total property and equipment, net	$25,832	$24,020
Depreciation expense was $738 and $575 for the three months ended September 30, 2021 and 2020, respectively, and $2,140 and $1,654 for the nine months ended September 30, 2021 and 2020, respectively.
Note 5.     Long-term Debt
In June 2017, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (the “Lender”), for a term loan of up to $35,000 (the “Term Loan”), under which we initially borrowed $25,000 (“Tranche I”.) The amortizing Term Loan is secured by substantially all of our assets, excluding intellectual property, accrues interest at a prime-based variable rate with a maximum of 9.5%, and initially provided for payments of interest-only until August 1, 2019 with a maturity date of July 1, 2022.
In June 2019, we entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35,000 to $50,000 and extended the interest-only payment period of the Term Loan to August 1, 2021. Under the Amendment, the interest only period could be further extended to August 1, 2022 if we achieved a certain loan extension milestone, requested such extension by July 31, 2021, and paid an extension fee equal to one half of one percent of the principal amount outstanding. Upon signing of the Amendment, an additional $15,000 (“Tranche II”) was funded to us. The Term Loan maturity date remained July 1, 2022, which could be extended to July 1, 2024.
We are required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II, payable upon the earlier of July 1, 2022 or full repayment of the loan. The Loan Agreement also imposes a prepayment fee of 1.0% to 3.0% if any or all of the balance is prepaid prior to the maturity date.
In June and September 2021, we made principal prepayments of $15,000 and $5,000, respectively, and paid 1.0% prepayment fees. The carrying value of the Term Loan was $21,319 and $40,899 as of September 30, 2021 and December 31, 2020, respectively, which consisted of the principal amounts outstanding and the End of Term Charge accrual, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan using the effective interest method.
In July 2021, having previously met the loan extension milestone, we requested that the interest-only period be extended to August 1, 2022 and the maturity date be extended to July 1, 2024 in accordance with the terms of the Amendment. The Lender granted the extension of the interest-only period and maturity date and waived the extension fee. As of September 30, 2021, the future principal payments under the Term Loan consisted of nothing due in 2021, $3,878 due in 2022, $9,906 due in 2023 and $6,216 due in 2024, excluding the contractual End of Term Charges.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

On November 1, 2021, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent for the lenders, for credit facilities in an aggregate principal amount of up to $40,000 with a maturity date of November 1, 2024. The Credit Agreement consists of a $20,000 term loan facility (the “Term Loan Facility”) and a $20,000 revolving credit facility, $5,000 of which is available for the issuance of letters of credit and $1,000 of which is available for swingline loans (the “Revolving Credit Facility”), (collectively the “Credit Facilities”), which are secured by substantially all of our assets. The Term Loan Facility was funded upon execution of the Credit Agreement with the proceeds used to repay our $20,000 Term Loan with Hercules Capital and to pay fees and expenses incurred in connection with the early repayment. The Revolving Credit Facility remains available for future use and is expected to be used for ongoing working capital requirements and other general corporate purposes as needed. Payments under the Term Loan Facility are due in consecutive quarterly installments on the last business day of each of March, June, September and December, commencing on March 31, 2022. Interest accrues at either the base rate or LIBOR plus the applicable margin, which varies based on our consolidated total leverage ratio and will initially be 1.50% for base rate loans and 2.50% for LIBOR loans.
Note 6.     Share-based Compensation
We have an Equity Compensation Plan (the “Plan”), which allows for grants in the form of incentive stock options, non-qualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards. The Plan was amended and restated in June 2021 to increase the total number of shares available for grant under the Plan by 10,000 shares. We also have a long-term incentive program (“LTIP”), pursuant to which our senior executives have been awarded stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”).
The following is a summary of stock option activity under the Plan as of and for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,521	$2.49
Granted	2,591	4.39
Exercised	(2,278)	2.26
Cancelled / Forfeited	(229)	2.85
Outstanding at September 30, 2021	15,605	2.83	6.79	$14,768
Exercisable at September 30, 2021	10,633	$2.45	5.71	$12,773
The following is a summary of PSU and RSU award activity under the Plan as of and for the nine months ended September 30, 2021:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	1,641	$2.61	1,567	$2.77
Granted	243	5.55	769	4.42
Incremental shares earned	209	3.18	—	—
Vested / Settled	(766)	2.86	(832)	2.76
Outstanding at September 30, 2021	1,327	$3.04	1,504	$3.62

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The LTIP awards that vested during the nine months ended September 30, 2021 and 2020 were net-share settled such that we withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. We withheld 626 and 425 shares during the nine months ended September 30, 2021 and 2020, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to our closing stock price on such date. We paid $2,841 and $1,366 during the nine months ended September 30, 2021 and 2020, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the Consolidated Statements of Cash Flows. Net-share settlements have the effect of share repurchases as they reduce the number of shares that would have otherwise been issued as a result of the vesting.
Members of our Board of Directors also receive grants of RSUs that vest in full one year from the date of grant. Directors may elect to defer receipt of vested shares until retirement or separation from the Board. During the nine months ended September 30, 2021, 30 shares were vested and deferred under this election.
In connection with Plan awards, we recognized share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$1,170	$1,045	$2,947	$2,801
Restricted stock units	724	579	1,896	1,661
Performance stock units	288	180	1,005	1,307
Total share-based compensation expense	$2,182	$1,804	$5,848	$5,769
Note 7.     Revenue, Significant Customers and Concentration of Risk
We disaggregate our revenue by type of goods and services and customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Types of goods and services
Proprietary product sales, net	$20,827	$15,765	$58,512	$43,177
Partnered product sales	12,241	13,182	31,595	37,532
Total product revenue, net	33,068	28,947	90,107	80,709
Licensing and development revenue	3,682	4,321	15,833	8,763
Royalties	11,441	6,735	29,312	15,994
Total revenue, net	$48,191	$40,003	$135,252	$105,466

Customer location
United States of America	$47,881	$39,370	$132,520	$103,638
Europe	310	633	2,732	1,828
Total revenue, net	$48,191	$40,003	$135,252	$105,466

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Customers from which we derived 10% or more of our total net revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Teva	47%	45%	45%	42%
McKesson Corporation	13%	12%	13%	12%
AmerisourceBergen Corporation	11%	11%	12%	12%
Cardinal Health	10%	11%	11%	11%
AMAG	<10%	<10%	<10%	10%
Note 8.     Income Taxes
Our gross unrecognized tax benefits as of September 30, 2021 was $2,127 with no material changes during the three and nine months then ended. There are no interest or penalties accrued in relation to unrecognized tax benefits. We will classify any future interest and penalties as a component of income tax expense. We are subject to federal and state examinations for the years 2017 and thereafter.
Note 9.     Earnings per Share
Basic earnings per common share is computed by dividing net income applicable to common stockholders by the daily weighted-average number of common shares outstanding for the applicable period. Diluted earnings per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings per common share. The following table sets forth the computation for basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,393	$4,996	$13,606	$4,815

Weighted average common shares outstanding	169,953	166,375	168,947	165,838
Dilutive effects of stock options and share-based awards issuable under equity compensation plans	5,175	3,280	5,990	3,921
Weighted average dilutive common shares outstanding	175,128	169,655	174,937	169,759

Earnings per common share
Basic	$0.03	$0.03	$0.08	$0.03
Diluted	$0.03	$0.03	$0.08	$0.03

Anti-dilutive common stock equivalents (1)	3,696	8,596	1,639	6,719
(1) These common stock equivalents were outstanding for the period but were not included in the computation of diluted earnings per share for those periods as their inclusion would have had an anti-dilutive effect.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 10.     Commitments and Contingencies
Pending Litigation
From time to time, we may be involved in various legal matters generally incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, after discussion with legal counsel, we are not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on our consolidated financial condition, liquidity, or results of operations.
On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell. The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff. On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020. Briefing on defendants’ motion was complete on August 25, 2020. On February 26, 2021, the court granted defendants’ motion to dismiss with prejudice, and on March 29, 2021 the plaintiff filed a notice of appeal. On June 21, 2021, plaintiff-appellant filed his opening brief. Defendants-appellees’ response brief was filed on August 4, 2021 and plaintiff-appellant’s reply was filed on September 8, 2021. We believe the claims in the Smith action lack merit and intends to continue to defend them vigorously.
On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18). On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action. The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation and order consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021 and a notice of appeal was filed on March 29, 2021. Plaintiff’s-appellant’s appeal in Smith is still pending.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and the Company as a nominal defendant. The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934. This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions. The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The parties have filed a stipulation and order staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021 and a notice of appeal was filed on March 29, 2021. After the expiration of all appeals related to the Smith dismissal, the parties shall submit a proposed order regarding the derivative action. Plaintiff’s-appellant’s appeal in Smith is still pending.
Note 11.     Subsequent Events
TLANDO® Exclusive License Agreement
In October 2021, we entered into an exclusive license agreement (the “Agreement”) with Lipocine Inc. (“Lipocine”) for the product TLANDO® (testosterone undecanoate) in the U.S., a twice-daily oral formulation of testosterone for testosterone replacement therapy indicated for conditions associated with a deficiency or absence of endogenous testosterone, or hypogonadism in adult males. TLANDO® was granted tentative approval from the FDA based upon an FDA conclusion at the time that TLANDO® met all required efficacy, quality and safety standards. TLANDO® may be eligible for final approval and marketing in the U.S. upon expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. for JATENZO® on March 27, 2022; however, there is no assurance FDA approval will be received. Under the terms of the Agreement, we paid Lipocine an upfront payment of $11,000. Lipocine is eligible for additional milestone payments up to $10,000 and tiered royalty and commercial milestones based on net sales of TLANDO® in the U.S. We will be responsible for the manufacturing and commercialization of TLANDO®.

The Agreement also grants us the option to license and develop LPCN 1111 (TLANDO XR) in the U.S., a potential once daily oral testosterone product containing testosterone tridecanoate in development for the treatment of hypogonadism in adult males. Results of the Phase 2b study for TLANDO XR met its primary endpoints, including identifying the dose expected to be tested in a Phase 3 study. TLANDO XR was well tolerated with no drug-related severe or serious adverse events reported and the target Phase 3 dose also met its primary and secondary endpoints in the Phase 2b study. TLANDO XR is an investigational drug containing tridecanoate and has not been approved by the FDA, nor has the name been approved. Upon exercise of the option, we will pay an additional $4,000 in license fees in two installments and will be responsible for additional development and commercial milestone payments as well as tiered royalties on net sales of TLANDO XR in the U.S. In addition, we will be responsible for completing the development program including the conduct of a phase 3 clinical trial and applying for regulatory approval in the U.S.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections.
•Forward-Looking Statements
•Company Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Use of Estimates
•Off-Balance Sheet Arrangements

Our MD&A should be read in conjunction with the condensed consolidated financial statements and related condensed footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The terms “Antares,” “we,” “our,” “us” or the “Company” in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refer to Antares Pharma, Inc. and its wholly owned subsidiaries.
Forward-Looking Statements
Certain statements in this report, including statements in the management’s discussion and analysis section set forth below, may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements can be identified by the words “expect,” “estimate,” “plan,” “project,” “anticipate,” “should,” “intend,” “may,” “will,” “believe,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:
•our expectations about the ongoing COVID-19 pandemic (the “Pandemic”) and any potential disruption or impact to our operations, financial position or cash flows;
•our expectations regarding the continued successful commercialization of XYOSTED® (testosterone enanthate) injection and the continued growth in prescriptions and revenues related thereto;
•our expectations regarding continued sales of OTREXUP® (methotrexate) injection;
•our expectations regarding the commercialization of NOCDURNA® (desmopressin acetate) in the U.S. under a licensing agreement with Ferring International Center S.A. and its affiliates, (“Ferring”) and future sales and revenue from the same;
•our expectations regarding future FDA approval of TLANDO® in the U.S. under a licensing agreement with Lipocine Inc. (“Lipocine”), the manufacturing and commercialization of TLANDO® and future sales and revenue from the same;
•our expectations regarding whether we will exercise the option for TLANDO XR and if exercised, the future timing and success of the clinical development program for TLANDO XR and future FDA approval, market acceptance and revenue from the same;
•our expectations regarding the ability of our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), to continue to successfully commercialize Epinephrine Injection USP, the generic equivalent version of EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;
•our expectations regarding the ability of AMAG Pharmaceuticals, Inc. (“AMAG”) to continue to commercialize Makena® (hydroxyprogesterone caproate injection), and our continued future sales to AMAG and royalty revenue from the same, in light of the FDA proposal to withdraw approval of Makena® (hydroxyprogesterone caproate injection), AMAG’s request for a hearing to maintain its approval of Makena® (hydroxyprogesterone caproate injection), and the timing and outcome of any hearings and future regulatory actions by the FDA;
•our expectations regarding continued sales of Sumatriptan Injection USP to our partner, Teva, and Teva’s ability to successfully distribute and sell Sumatriptan Injection USP;

•our expectations regarding continued product development with Teva of the teriparatide and exenatide disposable pen injectors, Teva’s ability to obtain FDA approval and AB-rating for each of those products, and if approved, Teva’s ability to successfully commercialize the teriparatide disposable pen injector product outside the U.S.;
•our expectations about the development of a rescue pen for an undisclosed drug with our partner Pfizer Inc. (“Pfizer”) and potential future regulatory approval and future revenue from the same;
•our expectations about our development activities with Idorsia Pharmaceuticals Ltd (“Idorsia”) and the timing and results of the Phase 3 clinical trial of the drug device combination product for selatogrel, a new chemical entity being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI, and the potential future FDA and global regulatory approval of the same;
•our expectations about the development of ATRS-1902 for adrenal crisis rescue, including the timing and results of clinical trials and our anticipated 505(b)(2) NDA filing with the FDA;
•our expectations about our other internal and external research and development projects, including but not limited to ATRS-1901, the timing and results of clinical trials, and our anticipated continued reliance on third parties in conducting studies, trials and other research and development activities;
•our expectations about the timing and outcome of pending or potential claims and litigation, including without limitation, the pending securities class action and derivative actions;
•our anticipated continued reliance on contract manufacturers to manufacture, assemble and package our products;
•our anticipated continued reliance on third parties to provide certain services for our products including logistics, warehousing, distribution, invoicing, contract administration and chargeback processing;
•our sales and marketing plans;
•our expectations about our future revenues, including the 2021 revenue guidance, our cash flows and our ability to support our operations and maintain profitability;
•our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our ability to obtain additional financing, if needed;
•our expectations and estimates made in connection with current accounting practices, including but not limited to, the carrying value of our deferred tax assets and our ability to utilize net operating loss and other credit carryforwards to offset future U.S. federal taxable income;
•the potential impact of new accounting pronouncements and tax legislation; and
•other statements regarding matters that are not historical facts or statements of current condition.
These forward-looking statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors may affect our ability to achieve our objectives, including:
•potential business interruptions and/or any financial or operational impact as a result of the Pandemic;
•delays in product introduction or unsuccessful marketing and commercialization efforts by us or our partners;
•interruptions in supply or an inability to adequately manage third party contract manufacturers to meet customer supply requirements;
•our inability to obtain or maintain adequate third-party payer coverage of marketed products;
•the timing and results of our or our partners’ research projects or clinical trials of product candidates in development including projects with Teva, Pfizer and Idorsia;

•actions by the FDA or other regulatory agencies with respect to our products or product candidates of our partners;
•our inability to generate or sustain continued growth in product sales and royalties;
•the lack of market acceptance of our and our partners’ products and future revenues from these products;
•a decrease in business from our major customers and partners;
•our inability to compete successfully against new and existing competitors or to leverage our research and development capabilities or our marketing capabilities;
•our inability to establish and maintain our sales and marketing capability, our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;
•changes or delays in the regulatory review and approval process;
•our inability to effectively protect our intellectual property;
•costs associated with future litigation and the outcome of such litigation;
•our inability to attract and retain key personnel; and
•adverse economic and political conditions.
In addition, you should refer to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 30, 2020 and Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of other risk factors that may cause our actual results to differ materially from those described by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements contained in this report will prove to be accurate and, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.
Readers of this report are encouraged to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.
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

We also market and sell in the U.S., our proprietary product OTREXUP® (methotrexate) injection, which is a subcutaneous methotrexate injection for once weekly self-administration with an easy-to-use, single dose, disposable auto injector, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis.
In October 2020, we entered into an exclusive license agreement (the “License Agreement”) with Ferring for the marketed product NOCDURNA® (desmopressin acetate) in the United States, which is indicated for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate. Under the terms of the License Agreement, we paid Ferring an upfront payment of $5.0 million upon execution and paid an additional $2.5 million on October 1, 2021. Ferring is eligible for tiered royalties and additional commercial milestone payments potentially totaling up to $17.5 million based on our net sales of NOCDURNA® in the United States. We began detailing NOCDURNA® with a soft launch in the fourth quarter of 2020 and are currently executing a reintroduction of the product through a comprehensive re-launch strategy to increase awareness and demand.
In October 2021, we entered into an exclusive license agreement (the “Agreement”) with Lipocine for the product TLANDO® (testosterone undecanoate) in the U.S., a twice-daily oral formulation of testosterone for testosterone replacement therapy indicated for conditions associated with a deficiency or absence of endogenous testosterone, or hypogonadism in adult males. TLANDO® was granted tentative approval from the FDA based upon an FDA conclusion at the time that TLANDO® met all required efficacy, quality and safety standards. TLANDO® may be eligible for final approval and marketing in the U.S. upon expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. for JATENZO® on March 27, 2022; however, there is no assurance FDA approval will be received. Under the terms of the Agreement, we paid Lipocine an upfront payment of $11.0 million. Lipocine is eligible for additional milestone payments up to $10.0 million and tiered royalty and commercial milestones based on net sales of TLANDO® in the U.S. We will be responsible for the manufacturing and commercialization of TLANDO®.

The Agreement also grants us the option to license and develop LPCN 1111 (TLANDO XR) in the U.S., a potential once daily oral testosterone product containing testosterone tridecanoate in development for the treatment of hypogonadism in adult males. Results of the Phase 2b study for TLANDO XR met its primary endpoints, including identifying the dose expected to be tested in a Phase 3 study. TLANDO XR was well tolerated with no drug-related severe or serious adverse events reported and the target Phase 3 dose also met its primary and secondary endpoints in the Phase 2b study. TLANDO XR is an investigational drug containing tridecanoate and has not been approved by the FDA, nor has the name been approved. Upon exercise of the option, we will be required to pay an additional $4.0 million in license fees in two installments and will be responsible for additional development and commercial milestone payments as well as tiered royalties on net sales of TLANDO XR in the U.S. In addition, we will be responsible for completing the development program including the conduct of a phase 3 clinical trial and applying for regulatory approval in the U.S.
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

We are also collaborating with Teva on a multi-dose pen for a generic form of Forteo® (teriparatide rDNA origin injection) for the treatment of osteoporosis, and another multi-dose pen for a generic form of BYETTA® (exenatide injection) for the treatment of type 2 diabetes. Teva continues to work through the U.S. regulatory process with the FDA for exenatide and teriparatide using the ANDA pathway. Teva recently launched Teriparatide Injection (“teriparatide”), the generic version of Eli Lilly’s branded product Forsteo® featuring the Antares multi-dose pen platform in several countries outside the United States. Antares is responsible for the manufacturing and supply of the multi-dose pen utilized in Teva’s generic teriparatide product under an exclusive development, license and supply agreement with Teva, the scope of which is worldwide.
In August 2018, we entered into a development agreement with Pfizer to develop a combination drug device rescue pen. This rescue pen will utilize the Antares QuickShot® auto injector and an undisclosed Pfizer drug. We are developing the product and Pfizer will be responsible for obtaining FDA approval of the combination product. We entered into a separate commercial supply agreement with Pfizer pursuant to which we will provide fully packaged commercial ready finished product to Pfizer and Pfizer will then be responsible for commercializing the product in the U.S., pending FDA approval, for which we will receive royalties on net sales.
In November 2019, we entered into a global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. The new chemical entity selatogrel is being developed for the treatment of a suspected acute myocardial infarction (“AMI”) in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which we will provide fully assembled and labelled product to Idorsia at cost plus margin. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. We will be entitled to receive royalties on net sales of the commercial product.
In June 2021, Idorsia announced it was initiating its Phase 3 registration study to evaluate the efficacy and safety of self-administered subcutaneous selatogrel, Idorsia’s P2Y12 receptor antagonist, in suspected AMI utilizing Antares’ QuickShot® auto-injector. The study is an international, multi-center, double-blind, randomized, placebo-controlled, parallel-group, Phase 3 study to assess the clinical efficacy and safety of 16 mg selatogrel when self-administered (on top of standard-of-care) upon occurrence of symptoms suggestive of an acute myocardial infarction. The primary efficacy endpoint is the occurrence of death from any cause, or non-fatal AMI after any study treatment self-administration. The study will enroll approximately 14,000 patients who are at high risk of recurrent AMI, at approximately 250 sites in approximately 30 countries. A Special Protocol Assessment has been agreed with the FDA for Idorsia’s selatogrel, which indicates the FDA is in agreement with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints and planned analyses) for a study intended to support a future marketing application. In December 2020, the FDA designated Idorsia’s investigation of selatogrel for the treatment of a suspected AMI in adult patients with a history of AMI as a “fast-track” development program. This designation is intended to promote communication and collaboration between the FDA and pharmaceutical companies for drugs that treat serious conditions and fill an unmet medical need.
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
In 2019, we identified a program to develop a proprietary drug device combination product for the endocrinology market, identified as ATRS-1902. The development program supports a proposed indication for the treatment of acute adrenal insufficiency, known as adrenal crisis, in adults and adolescents, using a novel proprietary auto-injector platform to deliver a liquid stable formulation of hydrocortisone. We conducted initial formulation work and developed a working prototype of a new device to support this program. We received a response from the FDA regarding our pre-IND submission and believe we have determined the regulatory and clinical path forward.
In June 2021, we submitted an IND application with the FDA for the initiation of a Phase 1 clinical study of ATRS-1902 for adrenal crisis rescue. The IND application for ATRS-1902, and its corresponding development program, supports a proposed indication for the treatment of acute adrenal insufficiency, known as adrenal crisis, in adults and adolescents, using a novel proprietary auto-injector platform to deliver liquid stable formulation of hydrocortisone. The IND application includes the protocol for an initial clinical study to compare the pharmacokinetic profile of our novel formulation of hydrocortisone versus Solu-Cortef®, which is an anti-inflammatory glucocorticoid and is the current standard of care for the management of acute adrenal crises.

In July 2021, the FDA accepted our IND for ATRS-1902 enabling us to initiate our Phase 1 clinical study. The Phase 1 clinical study designed to evaluate the safety, tolerability and pharmacokinetics (“PK”) of a liquid stable formulation of hydrocortisone was initiated in September 2021. The study is a cross-over design to establish the PK profile of ATRS-1902 (100 mg) compared to Solu-Cortef® (100 mg), the reference-listed drug, in 32 healthy adults. After this study is completed, we expect to conduct a bioequivalence study and second human factor study utilizing our proprietary auto-injector technology which has been developed for high reliability and ease-of-use in emergency situations by the patient or caregiver. We believe these studies will be the basis of our anticipated 505(b)(2) NDA filing with the FDA towards the end of 2022.
COVID-19
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China, and has since spread worldwide, including every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a Pandemic and on March 13, 2020, the United States declared a national emergency with respect to the outbreak. The Pandemic has impacted global economic activity and lead to disruptions in supply chain, labor shortages, business closures, travel restrictions and other health, safety and social distancing requirements.
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
While we have taken measures to help minimize the potential impact of the Pandemic and various government orders, and believe any potential or significant disruption, when and if experienced, could be temporary, there is continued uncertainty around the timing and duration of the potential disruption, and the magnitude of any potential impact. As a result, we are unable to estimate the potential impact on our operations or cash flows as of the date of this filing. For more information on these risks see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.
Results of Operations
The following is an analysis and discussion of our operations for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

Revenue, Net
We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements. The following table provides details about the components and drivers of our overall revenue growth:

	Three Months Ended September 30,		Increased / (Decreased)		Nine Months Ended September 30,		Increased / (Decreased)
	2021	2020	$	%	2021	2020	$	%
Proprietary product sales, net	$20,827	$15,765	$5,062	32.1%	$58,512	$43,177	$15,335	35.5%
Partnered product sales	12,241	13,182	(941)	(7.1)%	31,595	37,532	(5,937)	(15.8)%
Total product revenue, net	33,068	28,947	4,121	14.2%	90,107	80,709	9,398	11.6%
Licensing and development revenue	3,682	4,321	(639)	(14.8)%	15,833	8,763	7,070	80.7%
Royalties	11,441	6,735	4,706	69.9%	29,312	15,994	13,318	83.3%
Total revenue, net	$48,191	$40,003	$8,188	20.5%	$135,252	$105,466	$29,786	28.2%
Product Revenue, Net
Net revenue from product sales for the three months ended September 30, 2021 increased 14.2% primarily due to increased sales of our proprietary product XYOSTED®. For the nine months ended September 30, 2021, net revenue from product sales increased 11.6% primarily driven by increased sales of our proprietary products, XYOSTED® and NOCDURNA®, partially offset by a reduction in sumatriptan sales to Teva and sales of Makena® subcutaneous auto-injectors to AMAG.
Sales of our proprietary products XYOSTED®, OTREXUP® and NOCDURNA® are presented net of estimated product returns and sales allowances. The increases in proprietary product sales of 32.1% and 35.5% for the three and nine months ended September 30, 2021, respectively, were primarily attributable to continued growth in prescriptions and sales of XYOSTED® and new sales of NOCDURNA®, which we in-licensed and began detailing in the fourth quarter of 2020.
We also manufacture and sell devices, components and fully assembled and packaged product to our partners. Partnered product sales decreased 7.1% for the three months ended September 30, 2021 due to a decrease in epinephrine auto injector shipments and sumatriptan sales to Teva and lower production and sales volumes of Makena® for AMAG, partially offset by higher sales volumes of teriparatide to Teva. For the nine months ended September 30, 2021, partnered product sales decreased 15.8% due to a decrease in sumatriptan sales to Teva, lower production and sales volumes of Makena® for AMAG and a decrease in shipments of epinephrine auto injectors to Teva, partially offset by higher teriparatide sales to Teva.
Licensing and Development Revenue
Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue decreased 14.8% for the three months ended September 30, 2021 primarily driven by fluctuations in timing of various stages and phases in development activities. For the nine months ended September 30, 2021, licensing and development revenue increased 80.7% primarily as a result of incremental development and maintenance activities with Teva to support replacement of molds and tooling related to the commercial production of the epinephrine auto injector and continuing development activities under the other ongoing partnered development projects, partially offset by a decline in development activities with Pfizer.
Royalties
Royalty revenue increased 69.9% and 83.3% for the three and nine months ended September 30, 2021, respectively, principally due to an increase in royalties from Teva on its net sales of generic EpiPens®.

Cost of Revenue
The following table summarizes our cost of product sales and development revenue:

	Three Months Ended September 30,		Increased / (Decreased)		Nine Months Ended September 30,		Increased / (Decreased)
	2021	2020	$	%	2021	2020	$	%
Cost of product sales	$14,039	$13,615	$424	3.1%	$38,167	$38,556	$(389)	(1.0)%
Cost of development revenue	2,390	2,902	(512)	(17.6)%	11,147	5,485	5,662	103.2%
Total cost of revenue	$16,429	$16,517	$(88)	(0.5)%	$49,314	$44,041	$5,273	12.0%
Fluctuations in cost of product sales is generally a function of the product revenue mix in the respective periods. Proprietary products generally have a lower cost of sales as a percentage of revenue than partnered product sales.
Cost of development revenue decreased 17.6% for the three months ended September 30, 2021 and increased 103.2% for the nine months ended September 30, 2021 primarily due to, and consistent with, the moderate quarterly decline and significant year-to-date growth in development revenue from partnered development activities, respectively, as shown in the revenue table above.
Research and Development Expenses
Research and development expenses consist of external costs for clinical studies and analysis activities, design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our research and development activities.

	Three Months Ended September 30,		Increased / (Decreased)		Nine Months Ended September 30,		Increased / (Decreased)
	2021	2020	$	%	2021	2020	$	%
Research and development	$3,923	$2,405	$1,518	63.1%	$10,610	$7,803	$2,807	36.0%
Research and development (“R&D”) expenses increased 63.1% and 36.0% for the three and nine months ended September 30, 2021, respectively, primarily due to our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902 and higher employee compensation expense. Overall, R&D expense fluctuate based on phases of development and timing of clinical studies, including internal and external development costs incurred. As discussed above, the FDA accepted our IND application for ATRS-1902 in July 2021 and we initiated the Phase 1 clinical study for adrenal crisis rescue in September 2021.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increased / (Decreased)		Nine Months Ended September 30,		Increased / (Decreased)
	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$19,874	$15,231	$4,643	30.5%	$55,185	$46,101	$9,084	19.7%
Selling, general and administrative expenses increased 30.5% and 19.7% for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in XYOSTED® sales and marketing costs, which were down in 2020 due to the Pandemic as the various restrictions and limitations imposed during the Pandemic led to decreased spending that has now returned to pre-Pandemic levels. The increase is also attributable to sales and marketing costs associated with our new proprietary product NOCDURNA®, which we in-licensed and began detailing in the fourth quarter of 2020, along with higher employee compensation. General and administrative expenses also increased primarily driven by higher professional service fees, compensation costs, facility costs and insurance expense to support the continued growth of the business.

Income Tax Expense

	Three Months Ended September 30,		Increased / (Decreased)		Nine Months Ended September 30,		Increased / (Decreased)
	2021	2020	$	%	2021	2020	$	%
Income tax expense	$1,828	$—	$1,828	100.0%	$3,561	$—	$3,561	100.0%
Effective tax rate	25.3%	—%			20.7%	—%
Income tax expense was recorded in both the three and nine months ended September 30, 2021 driven by the generation of income before income taxes. We recorded no income tax expense through September 30, 2020 as a result of our full valuation allowance on our deferred taxes that was released in the fourth quarter of 2020. The effective income tax rate for the three and nine months ended September 30, 2021 reflected net discrete income tax benefits related to share-based compensation expense in connection with stock option exercises and vesting of performance and restricted stock units, which favorably impacted the effective tax rate by 0.1% for the quarter and 5.1% year to date.
Net Income and Earnings per Common Share

	Three Months Ended September 30,		Increased / (Decreased)		Nine Months Ended September 30,		Increased / (Decreased)
	2021	2020	$	%	2021	2020	$	%
Net income	$5,393	$4,996	$397	7.9%	$13,606	$4,815	$8,791	182.6%

Earnings per common share
Basic	$0.03	$0.03	$—	—%	$0.08	$0.03	$0.05	166.7%
Dilutive	$0.03	$0.03	$—	—%	$0.08	$0.03	$0.05	166.7%
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $57.4 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities, sales and marketing and other general operating expenses, as well as capital expenditures and debt service. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations and support operations through at least the next twelve months from the date of this report.
Long-term Debt Financing
As of September 30, 2021, we were party to a loan and security agreement, as amended, with Hercules Capital, Inc. (the “Term Loan”). The amortizing Term Loan was secured by substantially all of our assets, excluding intellectual property, and accrued interest at a prime-based variable rate with a maximum of 9.5%, which was 8.5% as of September 30, 2021. In June and September 2021, we made principal prepayments of $15.0 million and $5.0 million, respectively, and paid 1.0% prepayment fees. The outstanding principal balance under the Term Loan was $20.0 million and $40.0 million as of September 30, 2021 and December 31, 2020, respectively.
The Term Loan, as amended, provided for payments of interest-only until August 1, 2021 with a maturity date of July 1, 2022, both of which could be extended contingent upon satisfaction of a certain loan extension milestones and upon formal request of such extension. In July 2021, we requested, and the lender granted, the extension of the interest-only period to August 1, 2022 and maturity date to July 1, 2024 in accordance with the loan and security agreement, as amended. We are required to pay an end of term fee equal to 4.25% of the first $25.0 million and 3.95% of all other borrowings under the loan, payable upon the earlier of July 1, 2022 or full repayment of the loan.

On November 1, 2021, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent for the lenders, for credit facilities in an aggregate principal amount of up to $40.0 million with a maturity date of November 1, 2024. The Credit Agreement consists of a $20.0 million term loan facility (the “Term Loan Facility”) and a $20.0 million revolving credit facility, $5.0 million of which is available for the issuance of letters of credit and $1.0 million of which is available for swingline loans (the “Revolving Credit Facility”), (collectively the “Credit Facilities”), which are secured by substantially all of our assets. The Term Loan Facility was funded upon execution of the Credit Agreement with the proceeds used to repay our $20.0 million Term Loan with Hercules Capital and to pay fees and expenses incurred in connection with the early repayment. The Revolving Credit Facility remains available for future use and is expected to be used for ongoing working capital requirements and other general corporate purposes as needed. Payments under the Term Loan Facility are due in consecutive quarterly installments on the last business day of each of March, June, September and December, commencing on March 31, 2022. Interest accrues at either the base rate or LIBOR plus the applicable margin, which varies based on our consolidated total leverage ratio and will initially be 1.50% for base rate loans and 2.50% for LIBOR loans. The transaction is expected to provide approximately $1.2 million in annual interest expense savings based on an interest rate of 2.5875% (one-month LIBOR rate plus the applicable margin of 2.50%) as of November 1, 2021.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Nine Months Ended September 30,
	2021	2020
Total cash provided by (used in):
Operating activities	$27,127	$14,217
Investing activities	(4,960)	12,607
Financing activities	(17,938)	146
Effect of exchange rate changes on cash	(1)	1
Increase (decrease) in cash and cash equivalents	4,228	26,971
Cash and cash equivalents, beginning of period	53,137	23,201
Cash and cash equivalents, end of period	$57,365	$50,172
Operating Activities
Operating cash inflows are generated primarily from net product sales, license and development fees and royalties. Operating cash outflows consist principally of expenditures for manufacturing costs, personnel costs, general and administrative expenses, research and development activities, and sales and marketing costs. Fluctuations in cash from operating activities are primarily a result of the timing of cash receipts and disbursements.
The change in the net cash from operating activities was primarily a result of the increase in our net income and changes in operating assets and liabilities due to timing of cash receipts and cash disbursements, principally driven by depletion of inventory, a reduction in contract assets and accounts payable, and an increase in accounts receivable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was primarily for capital expenditures related to our manufacturing facility. Net cash provided by investing activities for the nine months ended September 30, 2020 was comprised of $20.5 million in cash receipts from maturities of short-term investments offset by capital expenditures of $7.9 million primarily for our manufacturing facility.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 consisted of $20.0 million in principal prepayments on our Term Loan, $2.8 million paid to taxing authorities in connection with net-share settled share-based awards for which we withheld shares equivalent to the value of the employee's tax obligation for the applicable income and other employment taxes and $0.2 million prepayment fee on our Term Loan, partially offset by $5.1 million in proceeds received from exercises of stock options. Net cash provided by financing activities for the nine months ended September 30, 2020 included $1.5 million in proceeds from the exercise of stock options, partially offset by $1.4 million paid to taxing authorities in connection with net-share settled stock-based awards.
Critical Accounting Policies and Use of Estimates
The preceding discussion and analysis of our results of operations and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results could differ from our estimates, and significant variances could materially impact our financial condition and results of operations.
The accounting policies we believe to be most critical to understanding our results of operations and financial condition related to revenue recognition and valuation of deferred tax assets, which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, including any arrangements with any structured finance, special purpose or variable interest entities.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the period ended September 30, 2021 was not material.
Interest Rate Risk
We may also be exposed to interest rate risk and interest rate fluctuations as a result of our long-term debt financing. As of September 30, 2021, the outstanding principal balance on our Term Loan was $20.0 million, and accrued interest at a calculated prime-based variable rate, which was 8.5%, with a maximum interest rate of 9.5%. A hypothetical increase or decrease in the interest rate of 1.0% would have resulted in additional or lower annual interest expense of $0.2 million. In November 2021, we replaced our Term Loan with a Term Loan Facility which carries a floating interest rate of 2.5875% (one-month LIBOR rate plus the applicable margin of 2.50%) as of November 1, 2021 which is expected to reduce our annual interest expense by approximately 69.7%.

Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The evaluation was performed to determine whether our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.
Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The information set forth under “Note 10—Commitments and Contingencies—Pending Litigation” to the Condensed Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A.    RISK FACTORS
In addition to the information contained in this report, you should carefully consider the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The information below includes an additional risk relating to our exclusive license agreement of TLANDO®. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in future periods.

We recently entered into an exclusive license agreement with Lipocine for TLANDO® in the U.S. TLANDO® may not receive final FDA approval or be successfully commercialized.
TLANDO® received tentative FDA approval on December 8, 2020, for testosterone replacement therapy in adult males indicated for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) and hypogonadotropic hypogonadism (congenital or acquired). In granting tentative approval, the FDA concluded that, at that time, TLANDO® met all required quality, safety and efficacy standards necessary for approval. TLANDO® has not received final approval and is not yet eligible for final approval and marketing in the U.S. At the earliest, TLANDO® will be eligible for final approval and marketing upon expiration of the exclusivity period previously granted to Clarus Therapeutics, Inc. for JATENZO®, the TLANDO® reference listed drug, on March 27, 2022. We will not be able to market TLANDO® in the U.S. until we receive final approval.
There is no assurance that we will receive final approval for TLANDO®, as developments between the time of the tentative approval and our filing for final approval may delay or prevent final approval, including, but not limited to changes to product quality, chemistry, manufacturing and controls, labeling, the reference listed drug, and FDA listed patents and exclusivities.
Even if we receive final approval for TLANDO®, we may not be able to successfully commercialize the product. For instance, payers, health care providers, and patients may not accept or adopt a new oral testosterone replacement therapy, we may not receive adequate coverage or reimbursement, and post-approval requirements, including post-market study requirements may prove to be costly or may reveal unfavorable product attributes or results.
Finally, although we have the option to license and develop TLANDO XR, we may never exercise this option. If we do exercise our option, further development of TLANDO XR may not be successful and we may not receive regulatory approval to market the product. Even if we do receive regulatory approval, it is also possible that we may not be able to successfully commercialize the product.

Item 6.    EXHIBITS
(a)    Exhibit Index

Exhibit No.	Description
10.1
Antares Pharma, Inc. Equity Compensation Plan, as amended and restated, and approved by stockholders (filed as Exhibit 4.1 to the Company’s Form S-8 filed June 24, 2021 and incorporated herein by reference).

10.2
Credit Agreement, dated November 1, 2021, by and among Antares Pharma, Inc., Wells Fargo Bank, National Association, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Company's Form 8-K filed November 2, 2021 and incorporated herein by reference).

31.1
Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certificate of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (filed herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (the cover page interactive data does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.
(Registrant)

Date:	November 4, 2021	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)