Form 10-K/A
period 2021-12-31
ANTARES PHARMA, INC.
filed 2022-04-29
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ______ to ______

Commission file number 001-32302

ANTARES PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1350192
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Princeton South, Suite 300, Ewing, NJ	08628
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 359-3020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATRS	NASDAQ

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

As of March 31, 2022, there were 170,579,682 shares of common stock outstanding.

ANTARES PHARMA, INC.
Annual Report on Form 10-K/A
For the Year Ended December 31, 2021

Explanatory Note

Antares Pharma, Inc., sometimes referred to as “Antares,” “we,” “our,” “us” or the “Company” is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed on March 3, 2022, or the “Original Report,” for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the addition of the new certifications by our principal executive officer and principal financial officer filed herewith, and adding hyperlinks to certain exhibits which were inadvertently omitted in the Original Report. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission (the “SEC”) subsequent to the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our Bylaws provide that the number of directors that constitute the Board of Directors shall be fixed from time to time by the Board of Directors, and our Certificate of Incorporation, as amended (the “Certificate”), provides that directors shall be divided into three classes of as nearly equal size as possible. The members of each class are elected to serve a three-year term and until his or her successor is duly elected and qualified, and the terms of each class are staggered.

Name	Age	Class	Term Expiry

Robert F. Apple	56	III	2022 Annual Meeting of Stockholders
Karen L. Smith, M.D., Ph.D.	54	III	2022 Annual Meeting of Stockholders
Thomas J. Garrity.	73	III	2022 Annual Meeting of Stockholders
Leonard S. Jacob, M.D., Ph.D.	72	I	2023 Annual Meeting of Stockholders
Peter S. Greenleaf	51	I	2023 Annual Meeting of Stockholders
Anton G. Gueth	65	II	2024 Annual Meeting of Stockholders
Robert P. Roche, Jr.	66	II	2024 Annual Meeting of Stockholders
Carmen B. Volkart	61	II	2024 Annual Meeting of Stockholders

Class III Directors

Robert F. Apple

             Mr. Apple joined the Board of Directors in March 2016 and serves as the Company’s President and Chief Executive Officer since January 2016. Mr. Apple joined the Company in 2006 as Senior Vice President, Chief Financial Officer and Corporate Secretary and in 2009 was promoted to the position of Executive Vice President, Chief Financial Officer and President of the Parenteral Products Division. In September 2014, Mr. Apple was promoted to the position of Executive Vice President, Chief Operating Officer of the Company. Prior to joining the Company, Mr. Apple served as Chief Operating and Financial Officer at InKine Pharmaceutical Company, Inc. from 2003 to 2005, and Chief Financial Officer from 1997 to 2002. From 1995 to 1997, Mr. Apple was employed by Genaera Corporation, Inc., a biotechnology company, where he held the position of Corporate Controller. From 1994 until 1995, Mr. Apple was employed by Liberty Technologies, Inc. as Corporate Controller. Prior to 1994, Mr. Apple held various positions of increasing responsibility at Arthur Andersen & Company LLP. He holds a B.A. degree in accounting from Temple University.

             Mr. Apple’s knowledge of our Company, by virtue of his services as President and Chief Executive Officer, enables him to provide valuable insight into our operations and personnel. His long career in the life sciences industry and at the Company enables him to assist the Board of Directors in addressing many important issues. Moreover, his executive experience at previous pharmaceutical companies enables him to contribute meaningfully to the Board of Directors in considering a variety of operational and financial matters.

Karen L. Smith, M.D., Ph.D.

Dr. Karen Smith joined the Board of Directors in March 2019 and is a member of our Compensation Committee and our Corporate Governance and Nominating Committee. Since January 2022, Dr. Smith has served as the Chief Medical Officer at Novosteo, Inc. Previously, from April 2020 until December 2021, Dr. Smith served as the Executive Vice President, Chief Medical Officer at Emergent BioSolutions, Inc. From May 2019 until January 2020, Dr. Smith served as the President and Chief Executive Officer of Medeor Therapeutics and from June 2018 until May 2019, Dr. Smith served as CEO of Eliminate Cancer, Inc., an oncology R&D and venture organization. From 2015 to 2018, Dr. Smith served as Executive Vice President, Global Head R&D, and Chief Medical Officer of Jazz Pharmaceuticals, Inc. Prior to joining Jazz Pharmaceuticals, from 2011 to 2015, Dr. Smith was Senior Vice President, Global Medical Affairs and Global Dermatology Head for Allergan, Inc. From 2007 until 2010, Dr. Smith was Vice President, External Medical Relations and then Vice President, Global Development at AstraZeneca, LP. Dr. Smith is currently a member of the Board of Directors of Sangamo Therapeutics, Inc. and Capstan Therapeutics. Dr. Smith previously served as a member of the Board of Directors of Forward Pharma A/S, Sucampo Pharmaceuticals, Inc. and Acceleron Pharma, Inc. Dr. Smith earned a B.App.Sc. and a B.Sc. (Honors) from the Curtin University of Technology, an M.D. from the University of Warwick, a Ph.D. in oncology molecular genetics from the University of Western Australia, an M.B.A. from the University of New England (Australia) and a L.L.M. in medical law from the University of Salford.

Dr. Smith’s extensive experience in research and development, clinical trials, pipeline and product development in the biopharmaceutical industry and additional extensive experience in executive management positions in pharmaceutical companies enables her to provide valuable insight and leadership to our Board of Directors.

Thomas J. Garrity

Mr. Garrity joined the Board of Directors in 2003 and serves as Chairman of our Audit Committee and as a member of our Governance and Nominating Committee. Since 2002, he has been a private investor. He was Executive Vice President and Chief Financial Officer for PCS Health Systems, a provider of managed pharmaceutical care, from 1994 to 2000. Prior to that, Mr. Garrity held various positions at Eli Lilly and Company, including Director of Public Policy Planning and Development; Director of Corporate Financial Planning; and other international, marketing and financial positions. Mr. Garrity holds a B.S. degree from the Massachusetts Institute of Technology in aerospace engineering and an MBA in finance from the University of Chicago.

Mr. Garrity’s executive experience in the pharmaceutical arena and additional extensive experience in leadership positions in pharmaceutical companies enable him to assist the Board of Directors in assessing government regulatory considerations and other matters facing the pharmaceutical industry and the companies operating therein. In addition, his experience as a financial executive enables him to provide knowledgeable perspectives on financial matters.

Class II Directors

 Anton G. Gueth

Mr. Gueth joined the Board of Directors in 2003 and serves as Chairman of our Compensation Committee and as a member of our Audit Committee and our Governance and Nominating Committee. Since 2003, Mr. Gueth has served as President of Gueth Consulting LLC, which focuses on business development and alliance management in the pharmaceutical industry. He was previously a Managing Director of Burrill Securities, a merchant bank specialized in the health care field, and since October 2014 has been serving as Managing Director of EVOLUTION Life Science Partners, an advisory firm specialized on investment banking activities in the health care sector. Mr. Gueth also serves as a Director of iQone Healthcare, a privately held specialty pharmaceutical company based in Geneva, Switzerland since June 2015 and joined the Board of Directors of Elevar Therapeutics (previously LSK Biopharma), a Salt Lake City based pharmaceutical company in August 2018. Further, since October 2020 he joined the Board of Directors of the Berlin, Germany based MotionCaptureGroup. Previous board responsibilities include the Board of Directors of Navidea Biopharmaceuticals, Inc. for the period June 2015 to March 2016 and the Board of Directors of Spectrum Pharmaceuticals, Inc. for the period July 2012 to June 2013. Mr. Gueth’s career includes nearly 19 years with Eli Lilly and Company (“Lilly”), most recently as director of Alliance Management. He also served as General Manager of Lilly’s African and Middle Eastern operations; Vice President of Financial Planning and Treasury of PCS Health Systems; Managing Director of Lilly’s Saudi Arabia, Gulf and Yemen operations, as well as other sales, marketing and financial positions. Mr. Gueth earned a Master’s Degree in agricultural economics from the Justus Liebig University in Giessen, Germany, as well as a Master’s Degree in public affairs from Indiana University. He is a Director of the American Liver Foundation, Northern California Chapter.

Mr. Gueth’s extensive financial experience and prior experience in the pharmaceutical industry provides valuable insights to the Board of Directors. In addition, his experience as a consultant and investment banker specializing in the health care field enables him to share with the Board of Directors considerable knowledge regarding health care and pharmaceutical industry trends in business development and alliance management with regards to Antares Pharma’s partners.

Robert P. Roche, Jr.

Mr. Roche joined the Board of Directors in July 2013 and is a member of our Audit Committee. He served as a member of our Governance and Nominating Committee until February 2015. He is the founding member of Robert Roche Associates LLC, a consulting firm providing guidance to the pharmaceutical and health care industries. He created this firm upon his retirement from Cephalon Inc. in 2010. He joined Cephalon in 1995 as the Vice President of Sales and Marketing and was named Executive Vice President, Worldwide Pharmaceutical Operations of Cephalon in 2005. Before joining Cephalon, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham’s central nervous system and gastrointestinal products business. He also was managing director of SmithKline’s pharmaceutical operations in the Philippines. Prior to that, he held senior marketing positions in Canada and Spain and had product planning responsibilities for SmithKline in Latin America. Mr. Roche began his pharmaceutical career in 1982 with SmithKline & French as a U.S. pharmaceutical sales representative. He formerly served as a Director of LifeCell Inc. until its acquisition in 2008, EKR Therapeutics until its acquisition in 2012, Civitas Therapeutics, Inc. until its acquisition in 2014, and NuPathe Inc. until its acquisition in 2014, Aratana Therapeutics until its acquisition in July 2019, Franklin Biosciences until its acquisition in 2019, and Paragon Biosciences until its acquisition in May 2019. He is a past member of the Board of Directors of Bryn Mawr Hospital. He is a graduate of Colgate University and earned an MBA from The Wharton School at the University of Pennsylvania.

Mr. Roche’s experience in multiple global pharmaceutical companies and his success in commercial operations and product launches enables him to assist the Board of Directors in addressing many important issues, including the launch of new products.

Carmen B. Volkart

Carmen B. Volkart has served as a Director of Antares Pharma since October 2021. Ms.Volkart currently serves as the Chief Financial Officer of NatureWorks LLC, a privately-held biomaterials manufacturer, a role she began in 2018. From 2012 to 2018 she was the CFO of NxThera, Inc., a private company in the urology therapy business. From 2010 to 2012, Ms. Volkart was the Global CFO of Tornier NV, a global leader in extremity orthopedics which went public during her tenure there. From 2006 to 2010, she served as the Chief Operating and Financial Officer of Spine Wave, Inc., a developer of advanced materials, techniques and implant systems for spinal surgery. From 2004 to 2006, Ms. Volkart served as Executive Vice President and Chief Financial Officer of American Medical Systems. From 1992 to 2004, she held positions of increasing domestic and international responsibility in finance and general management at Medtronic Inc., including Vice President, General Manager, Musculoskeletal Tissue Services and Vice President of Finance and Administration. From 1982 to 1992, she was at Honeywell Inc. Ms. Volkart currently serves on the Board of Directors of Modular Medical and previously served on the Board of Directors of Wright Medical from December 2009 to June 2010, and served on the Board of Directors of Memry Corporation and Sonosite Inc. until each company was sold. Ms. Volkart served on the Board of Directors of the Minneapolis Heart Institute Foundation and currently serves on the Audit and Finance Committees of Hennepin Health Systems, both nonprofit organizations. Ms. Volkart has been a Certified Public Accountant since 1983 and received a B.S. in Accounting from the University of North Dakota and an MBA from the University of Minnesota, Carlson School of Management.

Ms. Volkart is a seasoned medical device executive with extensive finance and operations experience at publicly traded and private companies and an extensive background in growing healthcare companies that enables her to assist the Board of Directors in executing the Company’s growth initiatives.

Class I Directors

Leonard S. Jacob, M.D., Ph.D.

Dr. Jacob has served as the Chairman of the Board of Directors since October 2008. Dr. Jacob joined the Board of Directors in January 2007 and is the Chairman of our Governance and Nominating Committee and is a member of our Compensation Committee. In 2006, Dr. Jacob was named Chairman of the Board of Bradley Pharmaceuticals which was subsequently acquired by Nycomed. He founded InKine Pharmaceutical Company Inc. in 1997 and served as Chairman and CEO from its founding until the company was acquired by Salix Pharmaceuticals in 2005. In 1989, Dr. Jacob co-founded Maganin Pharmaceuticals and served as its Chief Operating Officer until 1996. From 1980 to 1989, Dr. Jacob served in a variety of executive roles including Worldwide Vice President of SmithKline & French Labs (now Glaxo-SmithKline) and as a member of their Corporate Management Committee. He earned a Ph.D. in pharmacology from Temple University School of Medicine, an M.D. from the Medical College of Pennsylvania (Drexel University College of Medicine) and an honorary D.Sc. from the University of the Sciences. Dr. Jacob serves as Chairman of Life Science Advisors, a consulting group to the health care industry. He also serves on the Board of Directors of QuiqMeds, a private digital drug dispensing company, and the Board of Visitors for Temple University School of Medicine.

Dr. Jacob’s experience on, and knowledge concerning, public company directorships and his extensive executive experience provides valuable insights into our corporate governance. Moreover, his prior executive experience leading and managing public companies in the pharmaceutical market enables him to provide useful insights on executive management considerations and the pharmaceutical industry. His background as a practicing physician allows him to provide the Board of Directors with a physician’s insight on matters facing the Company.

Peter S. Greenleaf

Mr. Greenleaf joined the Board of Directors in December 2018. Since April 2019, Mr. Greenleaf has been the Chief Executive Officer of Aurinia Pharmaceuticals, Inc. and a member of its Board of Directors. Mr. Greenleaf served as the Chief Executive Officer of Cerecor, Inc. from March 2018 until April 2019 and was a member of its Board of Directors serving May 2017 through February 2020. From March 2014 to February 2018, Mr. Greenleaf served as CEO and Chairman of Sucampo Pharmaceuticals, Inc. (NASDAQ: SCMP). Sucampo was focused on the development and commercialization of medicines to meet major unmet medical needs of patients worldwide and was sold in February 2018 to Mallincrodt PLC. From June 2013 to March 2014, Mr. Greenleaf served as Chief Executive Officer and a member of the Board of Directors of Histogenics Corporation, a regenerative medicine company. From 2006 to 2013, Mr. Greenleaf was employed by Medlmmune LLC, the global biologics arm of AstraZeneca, where he most recently served as President. From January 2010 to June 2013, Mr. Greenleaf also served as President of Medlmmune Ventures, a wholly owned venture capital fund within the AstraZeneca Group. Prior to serving as President of Medlmmune, Mr. Greenleaf was Senior Vice President, Commercial Operations of the company, responsible for its commercial, corporate development and strategy functions. Mr. Greenleaf has also held senior commercial roles at Centocor, Inc. (now Jansen Biotechnology, Johnson & Johnson) from 1998 to 2006, and at Boehringer Mannheim (now Roche Holdings) from 1996 to 1998. Mr. Greenleaf currently chairs the Maryland Venture Fund Authority, whose vision is to oversee implementation of Invest Maryland, a public-private partnership to spur venture capital investment in the state. Mr. Greenleaf earned a M.B.A. degree from St. Joseph’s University and a B.S. degree from Western Connecticut State University.

Mr. Greenleaf’s significant executive management, leadership, corporate development and commercial operations experience in the biopharmaceutical industry enables him to provide valuable insight to our Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are currently serving as our executive officers:

Name	Age	Position
Robert F. Apple	56	President and Chief Executive Officer

Fred M. Powell	61	Executive Vice President, Chief Financial Officer

Peter J. Graham	55	Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary

Peter C. Richardson	62	Executive Vice President, Research and Development and Chief Medical Officer

  Robert F. Apple serves as our President and Chief Executive Officer and as a Director. Please see Mr. Apple’s biographical information set forth in the Election of Directors section in this proxy statement.

  Fred M. Powell became our Executive Vice President and Chief Financial Officer in September 2017. Mr. Powell joined the Company in October 2016 as our Senior Vice President and Chief Financial Officer. Prior to joining Antares, from December 2012 until its sale in October 2016, Mr. Powell served as Vice President and Chief Financial Officer for Celator Pharmaceuticals Inc., a publicly traded, clinical stage, oncology-focused biopharmaceutical company. Prior to joining Celator, from 2011 until its sale in 2012, Mr. Powell was the Chief Financial Officer of OraPharma, Inc. From 2005 until its sale in 2011, Mr. Powell was Chief Financial Officer of BMP Sunstone Corporation, a publicly traded specialty pharmaceutical company. From 2002 until 2004, Mr. Powell served as the Chief Financial Officer of Eximias Pharmaceutical Corporation, a privately-held biopharmaceutical company. From 1999 to 2002, Mr. Powell served as the Senior Vice President, Finance and Administration, of InnaPhase Corporation, a technology solutions provider for life sciences companies. From 1993 to 1999, Mr. Powell held various positions at Premier Research Worldwide, a publicly-traded company specializing in providing clinical and diagnostic services to the pharmaceutical and biotech industries, including Director of Finance and Administration, from 1993 to 1996, and Chief Financial Officer, from 1996 to 1999. Since June 2017, Mr. Powell has served as a member of the Advisory Board for Penn State Scranton and Treasurer of the Youth Orchestra of Bucks County. Prior to 1989, Mr. Powell held various positions of increasing responsibility at KPMG LLP. Mr. Powell holds a B.S. in Accounting from Pennsylvania State University.

  Peter J. Graham became our Executive Vice President, General Counsel, Chief Compliance Officer, Human Resources and Corporate Secretary in September 2017. Mr. Graham joined the Company in July 2015 as our Senior Vice President, General Counsel, Chief Compliance Officer, Human Resources and Corporate Secretary. Prior to joining the Company, from 2010 until 2015, Mr. Graham served as Executive Vice President, General Counsel, Chief Compliance Officer and Global Human Resources of Delcath Systems, Inc., a publicly traded specialty pharmaceutical and medical device company focused on cancers of the liver. Prior to Delcath, between 2008 and 2010, Mr. Graham was Vice President, General Counsel and a member of the Executive Committee of ACIST Medical Systems, Inc., a wholly owned subsidiary of Bracco, SpA., a global company specializing in diagnostic and therapeutic medical devices for cardiology and radiology. From 1997 until its sale in 2008, Mr. Graham spent 11 years at E-Z-EM, Inc., a publicly listed global medical device and pharmaceutical company specializing in CT and MR imaging solutions. During his tenure at E-Z-EM, Mr. Graham held various senior level management positions serving as its Senior Vice President, Chief Legal Officer, Global Human Resources and Secretary from 2005 until 2008 and Senior Vice President, General Counsel and Secretary from 2003 until 2005. From 1997 until its initial public offering in 2004, Mr. Graham also served as General Counsel and Corporate Secretary for AngioDynamics, Inc., (then a wholly owned subsidiary of E-Z-EM), a leading provider of innovative medical devices used by interventional radiologists, cardiologists, surgeons, and other physicians. Mr. Graham was a member of the Board of Directors of AngioDynamics from 2006 to 2007. Mr. Graham earned his J.D. at Yeshiva University’s Benjamin N. Cardozo School of Law in 1995, and his B.A. in Political Science at the University of Wisconsin-Madison.

  Peter C. Richardson, MRCP, joined the Company in April 2021 as Executive Vice President, Research and Development and Chief Medical Officer. Prior to joining Antares, from 2016 until the acquisition of the company in 2020, Dr. Richardson was Chief Medical Officer for Adare Pharmaceuticals and Vice President of Research and Development and President, Adare Pharmaceuticals US. From 2012 to 2016, he served as Head of Clinical and Regulatory Affairs and Chief Medical Officer at Alcon, the eye care division of Novartis, having previously led development organizations for Novartis Pharmaceuticals from 1996 to 2005, where he was responsible for successful product approvals in multiple therapeutic areas. Dr. Richardson also previously served as Chief Scientific Officer and Corporate Vice President of MannKind Corporation from 2005 to 2012. Dr. Richardson earned his Bachelor of Medical Sciences from the University of Nottingham and his Bachelor of Medicine and Bachelor of Surgery from the University of Nottingham Medical School. He is a member of the Royal College of Physicians, United Kingdom.

CORPORATE GOVERNANCE

In accordance with the General Corporation Law of the State of Delaware and our Certificate and Bylaws, our business and affairs are managed under the direction of the Board of Directors. We provide information to the directors about our business through, among other things, operating, financial and other reports, as well as other documents presented at meetings of the Board of Directors and Committees of the Board of Directors.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

We are committed to exercising good corporate governance practices. In furtherance of this commitment, our Board of Directors has adopted Corporate Governance Guidelines that address the practices of the Board of Directors and specify criteria to assist the Board of Directors in determining Director independence. These criteria supplement the listing standards of the NASDAQ and the regulations of the SEC. The Corporate Governance Guidelines also address the following key corporate governance subjects, among others: director qualification standards; director responsibilities; director access to management and, as necessary and appropriate, independent advisors; director orientation and continuing education; management succession; and an annual performance evaluation of the Board of Directors.

Our Code of Business Conduct and Ethics sets forth rules of conduct that apply to all of our directors, officers and employees, and addresses these important topics, among others: conflicts of interest; confidentiality of information; fair dealing; protection and proper use of our assets; compliance with laws, rules and regulations (including insider trading laws); and encouraging the reporting of any illegal or unethical behavior.

We believe that our strong corporate governance policies and practices, including the substantial percentage of independent directors on our Board of Directors and the robust duties of our Chairman of the Board, empower our independent directors to effectively oversee our management—including the performance of our Chief Executive Officer—and provide an effective and appropriately balanced board governance structure.

The Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at www.antarespharma.com as well as in printed form, free of charge to any stockholder who requests them, by writing or telephoning the Corporate Secretary of the Company (the “Secretary”) at Antares Pharma, Inc., 100 Princeton South, Suite 300, Ewing, New Jersey 08628 (Telephone Number: 609-359-3020). With respect to any amendments or waivers of the Corporate Governance Guidelines or Code of Business Conduct and Ethics (to the extent applicable to the members of our Board of Directors and our executive officers) we intend to either post such amendments or waivers on our website, www.antarespharma.com, or disclose such amendments or waivers pursuant to a Current Report on Form 8-K.

Board Independence

The Board of Directors has determined that Dr. Jacob, Dr. Smith, Ms. Volkart and Messrs. Garrity, Greenleaf, Gueth and Roche are “independent” as defined under the listing standards of NASDAQ. The Board of Directors believes that the NASDAQ independence requirements contained in the listing standards provide the appropriate standard for assessing director independence and uses these requirements in assessing the independence of each of its members.

Meetings and Committees of the Board of Directors

The Board of Directors met, either telephonically or in person, four times during 2021. The Board of Directors has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. During 2021, all of our current directors attended at least 75% of the meetings of the Board of Directors and Committees on which they served. Our directors are invited, but are not required, to attend our Annual Meetings. Last year, all of our directors then serving attended the 2021 Annual Meeting of Stockholders. The Board of Directors, Audit Committee, Compensation Committee, and Governance and Nominating Committee also held numerous informal meetings and calls during 2021.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. In addition to the three standing committees, the Company has an Executive Committee, composed of the heads of each of the standing committees. The Executive Committee meets informally from time to time to discuss matters that arise.

Audit Committee

Messrs. Garrity, Gueth and Roche and Ms. Volkart serve on the Audit Committee with Mr. Garrity acting as Chairman. The Audit Committee met, either telephonically or in person, nine times during 2021. The Audit Committee engages our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and systems of internal controls, and reports the results of its review to, or holds concurrent meetings with, the full Board of Directors. The Board of Directors has determined that Mr. Garrity meets the requirements of an “audit committee financial expert,” as that term is defined by the SEC. Additionally, the Board of Directors has determined that each of the members of our Audit Committee is “independent” within the meaning of the applicable NASDAQ listing standards and otherwise meet the financial statement proficiency requirements of the NASDAQ listing rules.

You can find a copy of our Audit Committee Charter by visiting our website at www.antarespharma.com and following the links to “For Investors,” “Corporate Governance and Committee Charters” and “Audit Committee Charter.”

Compensation Committee

Mr. Gueth, Dr. Jacob and Dr. Smith serve on the Compensation Committee with Mr. Gueth acting as Chairman. The Compensation Committee met telephonically or in person five times during 2021. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees as well as employee benefits. The Compensation Committee administers our Equity Compensation Plan, as amended and restated (the “Equity Compensation Plan”), except that the Board of Directors as a whole administers the Equity Compensation Plan with respect to awards to members of the Board of Directors. All actions taken by the Compensation Committee for the Equity Compensation Plan are reported to the Board of Directors. Additionally, the Board of Directors has determined that each of the members of our Compensation Committee is “independent” within the meaning of the applicable NASDAQ listing standards.

You can find a copy of our Compensation Committee Charter by visiting our website at www.antarespharma.com and following the links to “For Investors,” “Corporate Governance and Committee Charters” and “Compensation Committee Charter.”

Governance and Nominating Committee

Drs. Jacob and Smith and Messrs. Garrity and Gueth serve on the Governance and Nominating Committee, with Dr. Jacob acting as Chairman. The Board of Directors has determined that each of the members of the Governance and Nominating Committee is “independent” within the meaning of the applicable NASDAQ listing standards.

 The Governance and Nominating Committee met, either telephonically or in person, one time during 2021. The purpose of the Governance and Nominating Committee is:

●	to advise the Board of Directors regarding the membership and operations of the Board of Directors;
●
to identify individuals qualified to serve as members of the Board of Directors, to select, subject to ratification by the Board of Directors, the director nominees for the next annual meeting of stockholders, and to recommend to the Board of Directors individuals to fill vacancies on the Board of Directors;

●
to recommend to the Board of Directors the responsibilities of each Committee of the Board of Directors, the structure and operation of each Committee of the Board of Directors, and the director nominees for assignment to each Committee of the Board of Directors;

●	to oversee the Board of Director’s annual evaluation of its performance and the performance of other Committees of the Board of Directors; and
●	to develop and recommend to the Board of Directors a set of corporate governance guidelines applicable to the Company and to periodically review the guidelines.

Although no formal diversity policy is in place, in performance of its duties, the Governance and Nominating Committee believes that the backgrounds and qualifications of the Board of Directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will enable the Board of Directors to fulfill its responsibilities. Therefore, the Governance and Nominating Committee considers diversity in identifying nominees for directors. In this regard, the Governance and Nominating Committee views diversity in a broad sense, including on the basis of business experience, public service experience, gender and ethnicity.

You can find a copy of our Governance and Nominating Committee Charter by visiting our website at www.antarespharma.com and following the links to “For Investors,” “Corporate Governance and Committee Charters” and “Governance and Nominating Committee Charter.”

Director Nominations

In connection with our proxy solicitation relating to our Annual Meeting of Stockholders, the Board of Directors recommends a slate of director nominees for election by our stockholders. In addition, the Board of Directors fills vacancies on the Board of Directors when necessary or appropriate. The Board of Directors’ recommendations or determinations are made after consideration of the recommendations of, and information supplied by, our Governance and Nominating Committee as to the suitability of each individual nominee, taking into account the criteria described below and other factors, including the requirements for membership on a Committee of the Board of Directors. The Board of Directors as a whole should collectively possess a broad range of skills, expertise, industry and other knowledge, and business and other experience useful to the effective oversight of our business. In accordance with the Company’s Corporate Governance Guidelines, the Board of Directors also seeks members from diverse backgrounds so that the Board of Directors consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. Directors should have experience in positions with a high degree of responsibility, be leaders in the companies or institutions with which they are affiliated, and be selected based on contributions that they can make to us. In determining whether to recommend a director for reelection, our Governance and Nominating Committee also considers a director’s past attendance at meetings and participation in and contributions to the activities of the Board of Directors and Committees of the Board of Directors on which the director served. Our Board of Directors considers recommendations for nominations from a wide variety of sources, including members of our Board of Directors, business contacts, our legal counsel, community leaders and members of our management.

The Board of Directors will also consider candidates for nomination recommended by a stockholder. The procedures for nominating directors for election, other than by the Board of Directors, are set forth in the Bylaws and our Corporate Governance Guidelines. Nominations for the election of directors, other than by the Board of Directors, must be made by a stockholder entitled to vote for the election of directors by giving timely written notice to the Secretary at the Company’s principal office. To be timely, a stockholder’s notice of such nominations shall be delivered to the Secretary not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s Annual Meeting; provided, however, that in the event that the date of the Annual Meeting is advanced by more than 30 days before or delayed by more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such Annual Meeting and not later than the close of business on the later of the 90th day prior to such Annual Meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Such stockholder’s notice shall set forth as to each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner, and the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner. If a stockholder fails to comply with the above provisions, then the Chairman of the meeting may declare that the nomination was not made in accordance with the procedures prescribed by the Bylaws and the defective nomination may be disregarded. Subject to compliance with statutory or regulatory requirements, the Board of Directors does not expect that candidates recommended by stockholders will be evaluated in a different manner than other candidates.

Board of Directors Role in Risk Oversight

The Board of Directors regularly and continually receives information intended to apprise the Board of Directors of the strategic, operational, commercial, financial, legal, and compliance risks the Company faces. We believe that our Board of Directors provide effective oversight of risk management, which is part of an evolving process through which management continually seeks opportunities to further engrain enterprise risk management into business processes throughout the organization. The Board of Directors actively encourages management to continue to drive this evolution. While the Board of Directors has responsibility for overall oversight of the Company’s risk management practices, the Audit, Compensation and Governance and Nominating Committees of the Board of Directors have specific risk management oversight responsibilities. In particular, the Audit Committee is responsible for overseeing our financial reporting process on behalf of our Board of Directors and focuses on financial risk, including internal controls. In its oversight role, the Audit Committee receives, reviews and discusses regular reports from management concerning risk assessment and risk management policies and practices and mitigation initiatives, specifically including updates on information security developments, cybersecurity and the steps taken by management to monitor and mitigate risk exposures in these areas. This Audit Committee approach helps to assure that the risk management processes designed and implemented by the Company are adapted to the Company’s strategy and are functioning as expected.

In addition, our Compensation Committee also works with our full Board of Directors to oversee matters related to human capital management, which includes reviewing workforce trends, executive succession plans and talent risk and maintaining compensation objectives and corporate policies that appropriately incentivize creating and maintaining a positive workplace and corporate culture. As part of its compensation philosophy, the Compensation Committee strives to adopt compensation incentives that are consistent with the Company’s long term business strategy and objectives, but do not encourage our officers and employees to take unnecessary or excessive risks in performing their duties. The Governance and Nominating Committee oversees risk management practices in its domain, including director candidate selection, governance and succession matters.

At its meetings, our full Board of Directors receives reports concerning the management of the relevant risks from each committee, in addition to reports concerning material risks and concerns or significant updates on such matters from our General Counsel and other executive officers, as necessary.

Director Continuing Education

Our directors are encouraged to attend educational programs provided by various universities, stock exchanges and other regulatory agencies to assist our directors in maintaining or enhancing their skills and abilities as directors and to update their knowledge and understanding of the pharmaceutical, medical device and biopharma industries and the regulatory environment in which Antares operates and to which it is subject.

Board of Directors Leadership Structure

The Chairman of the Board of Directors is an independent director. The Company and the Board of Directors believe that the oversight function of the Board of Directors is enhanced when an independent director, serving as Chairman, is in a position to set the agenda for, and preside over, meetings of the Board of Directors. In addition, the Chairman of the Board of Directors regularly meets with the Chairpersons of our standing committees to discuss relevant issues within the Company which are then addressed by the specific committee or the Board of Directors as appropriate. We also believe that our leadership structure enhances the active participation of our independent directors.

Executive Sessions

Executive sessions of non-management directors are held after each board meeting. “Non-management directors” include all directors who are not our officers, and all non-management directors have been determined by the Board of Directors to be independent. Currently, Mr. Apple is the only officer serving on our Board of Directors.

Board and Management Succession Planning

On an annual basis, our Board of Directors reviews a management succession plan that includes, among other things, an assessment of the current employees within different departments and their expertise, skills and performance for possible successors to certain senior executives. In addition, our Board of Directors reviews a succession plan that includes, among other things, an assessment of the experience, performance and skills for possible successors to our Chairman of the Board of Directors, Committee Chairpersons, directors, as well as our CEO.

Communicating with our Board of Directors

You may communicate in writing with any or all of our directors via U.S. mail. Mail should be addressed to Antares Pharma, Inc., c/o Secretary, 100 Princeton South, Suite 300, Ewing, New Jersey 08628. Our Secretary will review and summarize all communications received for the purpose of expediting director review of matters communicated and will forward correspondence directly to the directors as appropriate.

Code of Business Conduct and Ethics

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

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs as well as the compensation determinations and the rationale for those determinations relating to our Chief Executive Officer, Chief Financial Officer and the other executive officers who served as executive officers during the year, to whom we refer to collectively as our “named executive officers.” Our named executive officers for 2021 were Messrs. Robert F. Apple, Fred M. Powell and Peter J. Graham and Dr. Peter C. Richardson.

Executive Summary

During fiscal year 2021, despite the challenges presented by the ongoing global pandemic, we continued to grow as a specialty pharmaceutical company and made significant progress on our strategic goals and objectives and achieved several important milestones. Most notably, we achieved the following:

•	Reported record annual revenue of $184.0 million for the year ended December 31, 2021, which represented a 23% increase over the prior year.
•	Reported record annual revenue for our proprietary products, XYOSTED®, OTREXUP® and NOCDURNA®, of approximately $80.0 million.
•	Achieved a 34% annual growth rate in XYOSTED® revenue for 2021 compared to 2020 and a 45% annual growth rate in XYOSTED® prescriptions for 2021 compared to 2020 according to IQVIA.
•	Reported net income of $46.3 million including the after-tax gain on sale of OTREXUP® of $28.6 million.
•	Generated operating cash of $36.6 million, which represented a 72% increase over the prior year.

Executive Compensation Philosophy

The Company’s compensation philosophy is to pay for performance, support the Company’s business strategies, and offer competitive compensation arrangements to attract and retain key individuals. Consistent with this philosophy, the Compensation Committee considered the impact of our corporate performance during the prior year in determining named executive officer compensation for the current year, as well as each named executive officer’s individual performance, macroeconomic conditions generally, and data from peer group companies.

Our executive compensation decisions are based on the following fundamental philosophies and objectives of our Compensation Committee:

●
compensation should be based on an individual’s level of responsibility, individual performance and Company performance. As employees progress to more senior positions, their compensation should be increasingly linked to Company performance because they have increased ability to affect our results;

●
target compensation should reflect the value of the position in the marketplace. To attract and retain skilled and experienced executives in the highly competitive and dynamic pharmaceutical, medical device and biotech industries, we must offer a competitive compensation package;

●
compensation should be variable, and our programs are designed to pay for performance. We reward outstanding Company performance with above target compensation and provide less than target compensation when Company objectives are not achieved;

●
compensation programs should align the interests of our executive officers with those of our stockholders by evaluating and rewarding our executives’ performance based on key financial and non-financial measurements that we believe are critical to our success and increasing stockholder value;

●	compensation programs should motivate executives to manage our business to meet our short- and long-term objectives, by rewarding them for meeting these objectives; and
●	compensation programs should prioritize executive engagement, which is a critical factor to achieving our desired results.

Executive Compensation Program.    Our Compensation Committee uses formal policies and processes to evaluate and assess the compensation of our named executive officers. These policies and processes are reflected in compensation decisions for 2021 and 2022, and signify our Compensation Committee’s commitment to align executive compensation with the business objectives and performance of the Company. We reward our named executive officers in a manner that supports a philosophy of pay-for-performance while maintaining an overall level of compensation that is competitive with the compensation paid to similarly situated named executive officers in our peer group and the life sciences industry. Our Compensation Committee used or will use the following compensation components, processes and programs to review, assess and establish executive compensation.

Compensation Components.    The three primary components of executive compensation are base salary, annual incentive cash awards and long-term equity incentive awards. These components are administered with the goal of providing total compensation that is competitive in the marketplace, while recognizing meaningful differences in individual performance and offering the opportunity to earn greater/incremental rewards when merited by individual and Company performance. To that end, target named executive officer total compensation pay mix for fiscal 2021 is as follows:

●	CEO: 16% base salary and 84% in variable compensation, with the majority in long-term incentives; and
●	Other named executive officers (average): 30% base salary and 70% in variable compensation, with the majority in long-term incentives.

Base Salary.    We pay our executive officers a base salary, which our Compensation Committee reviews and determines annually. Base salaries are used to compensate our executive officers for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their total compensation. Base salaries are set in part based on the executive’s unique skills, experience and expected contribution to the Company, as well as individual performance, including the impact of such performance on our business results, and the length of the executive’s service at the Company. Decisions regarding base salary increases take into account, the executive’s current base salary, third-party benchmark and survey data, and the salary compensation paid to executive officers within the Company, as well as the Company’s overall performance and its success in achieving its operational and strategic goals and objectives, and the executive officer’s contribution to Company performance.

Annual Incentive Cash Awards.    Annual incentive compensation is intended to establish a direct correlation between annual cash awards and the performance of the Company. The Company’s Annual Incentive Plan, or “AIP,” is an annual incentive cash bonus plan designed to align the interests of participants with the interests of the Company and its stockholders. The AIP is designed to strengthen the link between a participant’s pay and his or her overall performance and the Company’s performance, focus participants on critical individual and corporate objectives, offer a competitive cash incentive, and encourage and reward performance and competencies critical to the Company’s success.

Long-Term Incentive Compensation.    In addition to using base salaries and annual incentive cash bonuses, which our Compensation Committee views as short-term compensation, to reward our executive officers for meeting Company and individual performance objectives, the majority of our executive compensation is in the form of long-term equity compensation. Long-term incentive compensation is an area of emphasis in the Company’s strategy to compensate its named executive officers, as this will align a significant portion of each executive’s total compensation with the long-term performance of the Company and the interests of the Company’s stockholders. To that end, our Long-Term Incentive Plan, or “LTIP” is an annual equity-based incentive plan that provides a balanced suite of equity vehicles – restricted stock units, stock options and performance stock units. While the restricted stock units and stock options vest based on time, the performance stock units vest based on the achievement of relative total shareholder return performance. The LTIP is designed to engage Company leaders to focus on the long-term performance of the Company, offer participants competitive, market-based long-term incentive award opportunities, and strengthens the link between a participant’s compensation and his or her overall performance and the Company’s overall performance. We believe the LTIP will further assist us in achieving an appropriate balance between our long- and short-term performance as well as between the achievement of annual operating objectives and creating long-term value and the delivery of stockholder return by providing compensation commensurate with overall delivery of Company performance.

Our Compensation Committee and senior management are focused on providing an appropriate mix of short-term and long-term incentives, and we are mindful not to rely on highly leveraged incentives that would result in risky short-term behavior. Our compensation program provides long-term incentives to ensure that our named executive officers continue in employment with us and directly tie executive compensation to achievement of our strategic objectives and generation of stockholder value. Based upon the strong level of achievement of the foregoing corporate objectives, the Compensation Committee took the following actions with respect to 2021 compensation for our named executive officers:

●
Worked with Pearl Meyer, the Compensation Committee’s independent compensation consultant, to update the Company’s compensation study of our executive compensation as compared to the executive compensation of the companies in our updated peer group.

●	Awarded modest salary increases, as discussed in more detail below under the section entitled “Base Salaries.”
●	Awarded annual cash incentive awards, as discussed in more detail below under the section entitled “Annual Incentive Awards.”
●
Awarded long-term incentive awards pursuant to the Company’s 2021 long-term incentive program, as discussed in more detail below under the section entitled “Long-Term Incentives – Equity Compensation.”

Effect of the 2021 Advisory Vote on Named Executive Officer Compensation.    At the June 2021 Annual Meeting of Stockholders, we held a non-binding stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a Say on Pay vote. We had support from our stockholders with respect to the compensation of our named executive officers, with approximately 83% of stockholder votes cast in favor of our Say on Pay resolution. As we evaluated our named executive officer compensation program during 2020, our Compensation Committee considered the strong support our stockholders expressed for our named executive officer compensation practices which emphasizes short- and long-term incentive compensation that rewards our most senior executives when they deliver value for our stockholders.

Determination of Competitive Compensation for 2021

In late 2020, we engaged Pearl Meyer to assist the Compensation Committee in determining whether the peer group was still appropriate and conducting an executive compensation analysis. Taking into account several key factors at the time of adoption, including revenue ($70 – $400 million), market capitalization ($300 million – $1.5 billion), the fact that the comparator company has a commercialized product in the area of drug delivery methods and technologies within specialty pharmaceuticals and the number of employees (100 – 2,025). The 16 comparator companies below compose the peer group for 2021.

• Amphastar Pharmaceuticals, Inc.	• Enanta Pharmaceuticals, Inc.
• ANI Pharmaceuticals, Inc.	• Heron Therapeutics, Inc.
• Anika Therapeutics, Inc.	• Intersect ENT, Inc.
• BioDelivery Sciences International, Inc.	• Omeros Corporation
• Cerus Corporation	• Osmotica Pharmaceuticals plc
• Clovis Oncology, Inc.	• Radius Health, Inc.
• CytomX Therapeutics, Inc.	• Travere Therapeutics, Inc
• Eagle Pharmaceuticals, Inc.	• Vanda Pharmaceuticals Inc.

To conduct the analysis for 2021, Pearl Meyer reviewed the executive pay packages provided for similar roles among the comparator group set forth in the table above. The purpose of the assessment was to provide a market comparison for the Company’s executive compensation program and to serve as the basis for our Compensation Committee’s discussion regarding current pay competitiveness and potential actions for 2021.

The market comparisons in the Pearl Meyer report are based on the pay levels and compensation practices reported in the proxy disclosures of our peer group and survey data for size appropriate companies in the life sciences industry as a whole. Our Compensation Committee referred to Pearl Meyer’s 2020/21 competitive market assessment as a basis for setting and adjusting 2021 cash compensation and equity compensation levels within the context of year-end 2020 performance and market compensation levels.

Based on our compensation objectives and philosophy with reference to the 2020/21 study conducted by Pearl Meyer, the Compensation Committee determined that overall compensation for our executive officers generally is aligned with market practice. The report indicated that the pay mix for our named executive officers emphasizes long-term equity compensation more than its peers and ties a greater percentage of equity compensation directly to Company performance. The Compensation Committee believes that tying executive compensation to Company performance is an important tool to increasing long-term stockholder value, as evident by our strong emphasis on long-term, performance-based compensation and helps align our named executive officer with stockholders.

The Compensation Committee generally targets the 50th percentile for the named executive officers’ cash-based compensation, which comprises base salary plus target bonus, but has from time to time made, and will continue to make, determinations that represent a departure from the general guideline of targeting the 50th percentile. Long-term incentive compensation is targeted at between the market 50th and 60th percentile. Equity grants are targeted at between the 50th and 60th percentile in order to provide meaningful equity grants to executives and to tie a greater percentage of executive compensation to Company performance as compared to our peers.

In addition, because a significant portion of our compensation is performance-based, if performance targets are achieved (or not achieved), actual cash and equity compensation paid to our named executive officers may vary considerably from that paid to executives in our peer group. In determining 2021 compensation, the Compensation Committee also considered the level of experience of the executive management team, the critical role the executive management team plays in achieving the Company’s strategic goals, individual performance and the individual’s experience.

The charts below represent the mix of target total direct compensation awarded to our Chief Executive Officer and other named executive officers in 2021. Consistent with our pay for performance philosophy, a majority of the target total direct compensation is variable, as it is based on performance. The Company’s Chief Executive Officer is eligible to participate in the same executive programs as the named executive officers; however, a larger proportion of his target total direct compensation is at risk. The charts below reflect target compensation for Messrs. Apple, Powell, Graham and Dr. Richardson. As indicated below, approximately 84% of the target total direct compensation awarded to the Chief Executive Officer and 70% awarded to the other named executive officers in 2021 was based on elements that may vary from year to year depending on performance.

We believe our approach to goal setting, weighting of targets, and evaluation of performance results assists in mitigating excessive risk-taking by our named executive officers that could harm our value or reward poor judgment by our named executive officers. We believe that several features of our programs reflect sound risk management practices. Specifically:

●	we allocate our compensation among base salary and short and long-term incentive compensation target opportunities in such a way as to not encourage excessive risk-taking;
●	we apply Company-wide metrics to encourage decision making that is in the best long-term interests of the Company and our stockholders;
●	we use a mix of equity award instruments under our long-term incentive program, including both stock options and full value awards; and
●	our equity awards vest over multiyear periods and/or vest based on performance.

All of the foregoing features establish a balanced compensation program that is designed to mitigate risk and properly account for the time horizon of risk based on our strategic business objectives. For a more detailed discussion of these features, refer to the discussion below under “Annual Incentive Awards” and “Long-Term Incentives – Equity Compensation.”

Each named executive officer has an employment agreement with us that includes base salary and annual and long-term incentives. Further details regarding the terms of the employment agreements are described below.

Role of our Named Executive Officers in Determining Executive Compensation.

The Compensation Committee has established an annual performance review program for our named executive officers pursuant to which annual corporate and individual performance goals are determined and communicated in writing to each executive at the beginning of each calendar year. For named executive officers other than the Chief Executive Officer, individual goals are proposed by the Chief Executive Officer and approved by the Compensation Committee. Individual goals for the Chief Executive are proposed and approved by the Compensation Committee. The Chief Executive Officer also submits corporate performance goals which are reviewed and approved by the Compensation Committee at the beginning of each year. Each named executive officer’s evaluation begins with a written self-assessment which is submitted to the Chief Executive Officer. The Chief Executive Officer then prepares an evaluation based on the named executive officer’s self-assessment and the Chief Executive Officer’s own evaluation. This process leads to a recommendation by the Chief Executive Officer for annual executive salary increases and bonuses, if any, which is then reviewed and approved by the Compensation Committee. In the case of the Chief Executive Officer, his individual performance evaluation is conducted by the Chairman of the Board of Directors and Compensation Committee, which determines his compensation changes and awards. In connection with 2021 compensation, the Chief Executive Officer provided recommendations regarding each named executive officer other than himself to the Compensation Committee to assist it in determining compensation levels. While the Compensation Committee utilized this information, and valued the Chief Executive Officer’s observations with regard to other named executive officers, the ultimate decisions regarding named executive officer compensation were made by the Compensation Committee. The Chief Executive Officer did not make recommendations as to his own compensation.

Base Salaries

In February 2021, in connection with the Compensation Committee’s evaluation of Company and named executive officer performance during 2020, and in February 2022, in connection with the Compensation Committee’s evaluation of Company and named executive officer performance during 2021, the Compensation Committee approved modest base salary increases as set forth in the table below. For those named executive officers who were eligible for base salary increases, the base salaries were increased by approximately 3.1% on average with respect to increases in February 2021 and 4.3% on average with respect to increases in February 2022. The current named executive officer base salary was increased to better align to median market practice, as indicated by the peer group compensation reports from Pearl Meyer and other third-party compensation studies.

Name	Base Salary for 2019 ($)	Base Salary after Increase in February 2020 (effective 1/1/20) ($)	Base Salary for 2021 (after increase in February 2021) (effective 1/1/21) ($)		Base Salary for 2022 (after increase in February 2022) (effective 1/1/22) ($)
Robert F. Apple	572,000	592,020	609,781		634,172
Fred M. Powell	380,000	406,600	420,018		438,919
Peter J. Graham	395,000	408,825	421,090		437,934
Peter C. Richardson	-	-	400,000	(1)	410,560	(2)

(1) Reflects Dr. Richardson’s starting salary upon commencement of employment on April 26, 2021.
(2) The base salary increase for Dr. Richardson is pro-rated based on his start date of April 26, 2021.

Annual Incentive Awards

The AIP performance goals vary year by year, as approved by the Compensation Committee and managed by the Company.

Our principal objective in providing annual incentive compensation is to provide pay for performance. While we target our opportunities for annual incentive compensation to be comparable to the median level of our peer group of companies, this guideline is based on target award levels, and actual payouts to the named executive officers can vary significantly based on actual performance.

We set target award levels for our executives based on a percentage of their base salary, as reflected in each named executive officer’s employment agreement or as otherwise determined by the Compensation Committee. For Mr. Apple, the target annual incentive award was 70% of base salary, and for Messrs. Powell and Graham and Dr. Richardson, their target annual incentive awards were 50% of base salary. Target bonus percentages remain unchanged for 2022. The Compensation Committee reviewed the performance goals for the named executive officers at its February 2021 meeting and finalized and approved the goals shortly thereafter. In setting the goals for 2021, the Compensation Committee determined the weight that any particular Company performance goal carried within the applicable category.

For the Chief Executive Officer and all other named executive officers, the achievement of the foregoing Company performance goals account for 80% of their annual incentive compensation while individual performance goals account for 20% of the 2021 annual incentive award. Payout is capped at 150% of target for Company performance goals and 100% of target for individual performance goals.

The following table sets forth the Company performance goals, the relative weighting of each goal and the year-end results.

Goal	Weighting	Results	Payout
2021 GAAP Revenue	40%	Reported record revenue of $184 million for the full year which represented a 23% increase over the prior year	41.6%
2021 Proprietary Product Revenue	10%	Reported proprietary product (revenue of $80 million for the full year which represented a 27% increase over the prior year)	7.7%
2021 Adjusted EBITDA	10%	Reported record EBITDA of $69.8 million for the full year	15%

Goal	Weighting	Results	Payout
New Product Opportunity	20%	Successfully completed TLANDO® in-license transaction and sale of OTREXUP® to Assertio Holdings	20%
Research & Development	20%	Successfully achieved two designated development milestones	14%
Total	100%		98.3%

At its February 2022 meeting, the Compensation Committee assessed whether and to what extent the applicable performance goals were achieved for 2021. As discussed above, the Compensation Committee determined that the Company performance goals were achieved at a level of 98.3% as a result of the significant accomplishments during 2021 despite the challenging environment that continued to persist during the global pandemic. The following table sets forth each NEO’s individual performance goals, performance against the goals and associated payout approved by the Compensation Committee.

NEO	Metrics	Payout %	Payout $
Robert F. Apple	• Evaluating and implementing human capital and organizational structure, overseeing implementation of key department and overall organizational assessment • Leading organization to convey strategic vision to increase revenue and overall value	100%	$85,369
Fred M. Powell	• Overseeing and coordinating the finance activities related to a financing • Overseeing and managing the Company’s crisis management efforts • Completing a reorganization of the finance leadership team • Overseeing ERP implementation to ensure the Company hits key milestones	90%	$37,802
Peter J. Graham	• Overseeing, managing and leading the organization during the COVID pandemic and ensuring an adequate crisis communication plan is in place • Overseeing and coordinating the legal activities related to a financing • Reviewing and updating the Company’s corporate compliance initiatives • Create a high performing and engaged senior leadership team, including coordinating with HR to conduct a development and training session for senior leadership and the recruiting a senior human resources executive	96%	$40,425

NEO	Metrics	Payout %	Payout $
Peter C. Richardson	• Developing process for enhancing the Company’s research and development abilities and pipeline • Enhancing medical affairs capabilities to support in-market products • Evaluating medical affairs, formulation development and project management processes and expertise and propose organizational design to support effective deployment of existing resources • Reviewing existing scientific communications for in market products to identify opportunity for additional data generation and analysis • Supporting business development and licensing opportunities	92%	$25,205

Accordingly, the Compensation Committee awarded the following annual incentive awards for 2021 performance:

Name	2021 Target Annual Incentive Award ($)	2021 Actual Annual Incentive Payout ($)	Percentage of 2021 Target Annual Incentive Award Actually Paid (%)
Robert F. Apple	426,847	421,042	99
Fred M. Powell	210,009	202,953	97
Peter J. Graham	210,545	205,997	98
Peter C. Richardson(1)	136,986	129,387	94

(1) The amounts for Dr. Richardson are pro-rated based on his start date of April 26, 2021.

Long-Term Incentives – Equity Compensation

We maintain the Equity Compensation Plan, which is a broad-based omnibus equity compensation program that permits the Compensation Committee to award various types of equity-based awards. The Compensation Committee approves all equity grants to employees, including our named executive officers. The Compensation Committee may make off-cycle grants for newly hired or newly promoted officers, and otherwise makes other grants only in special circumstances. We do not backdate grants of stock options or common stock, nor do we time grants to coincide with the release of material non-public information about us. We believe that our grant practices are appropriate and minimize questions regarding “timing” of grants in anticipation of material events, since grants become effective in accordance with standard grant procedures.

The Company utilizes “double trigger” vesting. Accordingly, unless the Compensation Committee determines otherwise with respect to a particular grant, to the extent a change of control of the Company occurs and the Company is not the surviving corporation (or survives only as a subsidiary of another corporation) and if the awards are assumed by, or replaced with awards with comparable terms by, the surviving corporation (or parent or subsidiary of the surviving corporation), the awards will vest or become fully exercisable, as applicable on the date that the grantee is terminated by the Company without cause if such termination is upon or within 12 months following the change in control.

In 2021, following a review with Pearl Meyer and benchmark data, the Compensation Committee adjusted the target amount for the total value of the annual long-term incentive plan award to each senior officer, including each named executive officer, at between the 50th and 60th percentile of the value of annual awards granted by other companies in the Company’s peer group, as described in the table below. The targeted positioning versus market aligns our long-term incentive philosophy to norms within our industry. The Company’s annual equity grant vehicle mix is comprised of performance-vested restricted stock units (20%) based solely on relative total shareholder return performance, stock options (40%) and time-vested restricted stock units (40%). The Compensation Committee determined that the range between the market median and 60th percentile of target value of the annual awards granted was appropriate given the aggressive performance hurdles for the performance stock unit program, the level of experience of the senior officers and the role the senior officers play in furthering the Company’s strategic corporate goals.

Pursuant to the Company’s long-term incentive program for senior officers, upon the recommendation of the Compensation Committee, certain of its senior officers, including its named executive officers, receive the long-term incentive award value under the 2021 long-term incentive program in the form of performance stock units, restricted stock units and stock option grants to purchase the Company’s common stock. The number of performance stock units that may ultimately be earned can vary based on the level of achievement attained over the performance period while the restricted stock unit and stock option awards represent a set number of units or options that vest over time based on continued employment by the named executive officer. The number of shares for each stock option award was determined using the Black-Scholes model.

We believe that the performance-based restricted stock unit portion of the annual award is strongly aligned with stockholder interests given that the sole performance metric is relative total shareholder return versus the NASDAQ Biotechnology Index measured over a three-year performance period. We believe that stock options provide a strong incentive to increase stockholder value, because the value of the options is entirely dependent on the increase in the market price of our common stock following the date of grant. We believe the restricted stock unit awards provide an appropriate level of balance to the performance-oriented equity components of our long-term program. Additionally, restricted stock units use fewer shares than options, thereby benefitting stockholders because the dilutive effect is minimized.

The table below shows the aggregate target value of equity awards for each of the named executive officers participating in the 2021 long-term incentive program, the actual aggregate value of equity awards granted, as well as the value for each award type. In the tables that follow, the number of units or shares determined using the valuation tools described above are set forth.

Name	2021 Target Long-term Incentive Award ($)	Target Value in PSUs (20%) ($)	Target Value in RSUs (40%) ($)	Target Value in Stock Options (40%) ($)
Robert F. Apple	2,750,000	550,000	1,100,000	1,100,000
Fred M. Powell	950,000	190,000	380,000	380,000
Peter J. Graham	950,000	190,000	380,000	380,000
Peter C. Richardson	400,000	80,000	160,000	160,000

Performance Stock Units

Performance stock unit awards were granted in June 2021. The performance stock unit awards are earned and vested and convert into actual shares of our common stock based on our attainment of one performance goal measured over the three-year measurement period beginning January 1, 2021 and ending December 31, 2023, subject to continued employment or service with us through the specified periods. The actual number of shares of our common stock into which the performance stock units may convert will be calculated by multiplying the number of performance stock units by a performance percentage ranging from 0% to 150% based on the attained level of our performance as measured in terms of the three-year total stockholder return (“TSR”) relative to the NASDAQ Biotechnology Index.
○	50% payout if relative TSR is equal to or greater than 50th, but less than the 65th percentile of the index
○	100% payout if relative TSR is equal to or greater than 65th, but less than the 80th percentile of the index
○	150% payout if relative TSR is equal to or greater than the 80th percentile of the index

The performance goal was chosen by the Compensation Committee because the Compensation Committee believes that three-year total TSR is a meaningful metric designed to better align the interests of our named executive officers and our shareholders and that the named executive officers should have a significant portion of their awards dependent upon relative total stockholder return.

The TSR performance criterion has levels of achievement designated as threshold, target and maximum with 50% of the performance stock units vesting if the threshold level is achieved; 100% of the performance stock units vesting if the target level is achieved and 150% of the performance stock units vesting if the maximum level is achieved.

The actual number of performance stock units earned and vested will be based on the actual performance level achieved. In the event that the actual performance level achieved does not meet threshold performance (i.e., less than 50%) for an applicable performance measure, then no performance stock units will be earned and vested for that performance measure. In the event actual performance related to the three-year TSR goal is between performance levels, the number of performance stock units earned will be interpolated on a straight-line basis for pro-rata achievement between performance levels.

The actual number of performance stock units earned and vested will be determined by the Compensation Committee based on the actual performance level achieved and may be adjusted pursuant to the Equity Compensation Plan.

If a named executive officer’s employment or service with us terminates prior to the completion of the performance period, then the officer’s performance stock unit award will be forfeited, whether or not the performance goals are met. If a change of control occurs while a grantee is employed by, or providing services to us, the performance stock unit award will vest as if target performance had been achieved as to each performance goal, such that the target number of shares subject to the award is deemed fully earned and vested as of the date of the change of control.

The table below summarizes the 2021 performance stock unit awards which may be earned by the executive officers of the Company pursuant to the long-term incentive program:

Named Executive Officer	Minimum Number of Actual Shares That May Be Earned	Target Number of Shares that May Be Earned	Maximum Number of Actual Shares That May Be Earned
Robert F. Apple	49,550	99,099	148,649
Fred M. Powell	17,117	34,234	51,351
Peter J. Graham	17,117	34,234	51,351
Peter C. Richardson	7,207	14,414	21,622

Stock Options and Time-Vested Restricted Stock Units

The stock options granted pursuant to the long-term incentive program (i) have a ten-year term, (ii) have an exercise price equal to the closing price of our common stock, as reported on NASDAQ on the date of grant, (iii) vest in three equal annual installments over a three year period, and (iv) are otherwise granted on the same standard terms and conditions as other stock options granted pursuant to the Equity Compensation Plan, including the “double trigger” vesting provisions in the event of a change in control of the Company.

The restricted stock units granted pursuant to the long-term incentive program vest in annual installments over three years and are subject to “double trigger” vesting provisions in the event of a change in control of the Company.

The table below summarizes the 2021 restricted stock units and stock options awarded to the executive officers of the Company on June 10, 2021 pursuant to the long-term incentive program:

Named Executive Officer	Number of Restricted Stock Units	Number of Stock Options
Robert F. Apple	248,869	474,629
Fred M. Powell	85,973	163,963
Peter J. Graham	85,973	163,963
Peter C. Richardson	36,199	69,037

Performance Results on Performance Stock Units granted in 2019

In 2019, the Compensation Committee granted performance-based stock units to certain executive officers under the Equity Compensation Plan, pursuant to which a certain number of stock units could be earned based on the level of achievement of performance goals over the three-year period commencing on January 1, 2019 and ending on December 31, 2021. Messrs. Apple, Powell and Graham were granted performance-based stock units for the January 1, 2019 and ending on December 31, 2021 performance period. The goal related to total stockholder return under the 2019 grant was achieved at 93% of target and as a result of straight-line interpolation for pro-rata achievement for performance between threshold and target performance levels, Messrs. Apple, Powell, and Graham earned 76,893 shares, 24,606 shares, 23,068 shares, respectively for this goal. The goal related to 2021 total net revenue was achieved at 105% of target and as a result of straight-line interpolation for pro-rata achievement for performance between target and maximum Messrs. Apple, Powell and Graham earned the 86,814 shares, 27,780 shares and 26,044 shares, respectively. The goal related to pipeline product approvals was not achieved.

For additional information regarding stock option and restricted stock unit award terms, see the narrative accompanying the Grants of Plan-Based Awards table. The dollar amount shown in the Summary Compensation Table reflects the aggregate grant date fair value of the option awards. See the footnotes to the Summary Compensation Table for further information.

Perquisites

We do not have programs for providing personal benefit perquisites to named executive officers, such as separate parking or dining facilities.

Broad-Based Programs

Our named executive officers participate in our broad-based group health plan and 401(k) savings plan offered to all full-time employees of the Company.

The Company’s 401(k) plan provides a defined company contribution match equal to 50% of each employee’s deferral in the 401(k) plan up to the maximum deferrals permitted under the Internal Revenue Code. Additionally, the match is contributed with each semi-monthly payroll.

Employees can designate the investment of their 401(k) accounts from among a broad range of mutual funds. We do not allow investment in our common stock through the 401(k) plan. Please see the table titled “Security Ownership of Directors and Executive Officers” for information regarding stock ownership of our named executive officers.

The Company pays the premiums for group term life and disability insurance coverage for the named executive officers on the same terms that apply to all Company employees.

Compensation Adviser Independence

In connection with the compensation reviews conducted throughout 2021, the Compensation Committee worked directly with Pearl Meyer. Pearl Meyer reported directly to the Compensation Committee and all work conducted by Pearl Meyer for the Company is on behalf, under the direction and the authority, of the Compensation Committee. Pearl Meyer was engaged principally to provide an executive compensation analysis for 2021. Pearl Meyer also provided guidance with respect to employee and non-employee director equity compensation. Pearl Meyer has no other direct or indirect business relationships with the Company or any of its affiliates.

After examining whether there was a conflict of interest present between the Company and Pearl Meyer, the Compensation Committee concluded that Pearl Meyer did not have any conflicts of interest during 2021. In reaching this conclusion, the Compensation Committee considered the six independence factors relating to committee advisers that are specified in SEC Rule 10C-1.

Stock Ownership Guidelines

In September 2021, the Board of Directors adopted stock ownership guidelines applicable to all non-employee directors and named executive officers (“covered individuals”) to further align the covered individuals’ interests with the performance of the Company and to further link the covered individuals’ financial success with the financial success of the Company. Pursuant to the guidelines, each non-employee director should hold stock with a value of at least three times the director’s annual cash retainer for service on the Board of Directors (excluding any additional cash retainers for services as the chair of the Board of Directors or as a member or chair of a committee). The guidelines also provide that the Chief Executive Officer should hold stock with a value of at least three times the Chief Executive Officer’s annual base salary, and each other named executive officer should hold stock with a value of at least one time the named executive officer’s annual base salary. Each covered individual has five years from the later of the adoption of the guidelines or the date of the initial appointment into the covered role to meet the minimum ownership requirements. For purposes of the guidelines, any shares of the Company’s common stock that have been privately acquired or vested as part of the covered individual’s compensation, or otherwise acquired in the open market, will count toward the ownership minimums, as well as certain shares held by the covered individual’s close family members. Please see the table entitled “Security Ownership of Directors and Executive Officers” for information regarding the holdings of common stock of our current named executive officers.

Pursuant to the Company’s insider trading policy, the Company prohibits any director, officer or other employee from buying or selling puts or calls of our stock (i.e., entering into a hedging transaction), as well as trading in derivative securities of the Company’s stock or purchasing any other financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our securities. The insider trading policy also prohibits any director, officer or other employee from pledging our securities as collateral. None of our directors or executive officers have hedged our common stock. Additionally, none of our directors or executive officers have any outstanding pledges of our common stock.

Clawback Policy

We have not yet adopted a formal clawback policy because we await the issuance of clarifying regulations by the SEC regarding required elements of any such clawback policy. As required by section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we intend to adopt a clawback policy upon issuance by the SEC of final rules regarding clawbacks. The Equity Compensation Plan includes a provision that all grants made under the Equity Compensation Plan are subject to applicable provisions of our Company’s clawback or recoupment policy approved by the Board of Directors or a duly authorized Committee thereof, as such policy may be in effect from time to time, whether or not approved before or after the effective date of the Equity Compensation Plan.

Ongoing and Post-Employment Compensation

We are a party to employment agreements with Messrs. Apple, Powell and Graham and Dr. Richardson, which provide for special benefits upon certain types of termination events. The employment agreements are designed to be part of a competitive compensation package and provide for severance pay and benefits upon an involuntary termination and for increased severance pay and benefits in the event an eligible employee is terminated from employment in connection with a “change of control” of the Company. The description of these agreements below does not include plans that are available generally to our salaried employees and provide for the same method of allocation of benefits for management and non-management employees.

Tax Considerations

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount a public company may deduct for compensation paid to certain of the Company’s highest paid officers. For 2021, the executive officers to whom the Section 162(m) deduction limit applies include the Company’s Chief Executive Officer and Chief Financial Officer, the next three most highly compensated executive officers, and any such “covered employee” for a year after 2016. As in prior years, while deductibility of executive compensation for federal income tax purposes is among the factors the Compensation Committee considers when structuring our executive compensation arrangements, it is not the sole or primary factor considered. We continue to retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by SEC regulations. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Mr. Gueth (Chair)
Dr. Jacob
Dr. Smith
Members of the Compensation Committee

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the individual identified as our “median” paid employee and the annual total compensation of Robert F. Apple, our Chief Executive Officer.

For the purposes of determining our pay ratio for the 2021 fiscal year, we estimate the median employee’s annual total compensation was $153,451 and the annual total compensation for our CEO was $3,795,606. Based on this information, the ratio of the annual total compensation of our CEO to that of the median employee was 25 to 1.

The methodology and material assumptions, adjustments, and estimates used to identify our median employee for this purpose were as follows:

We determined our employee population as of December 31, 2021 including full-time, part-time, temporary, and seasonal employees, employed by us and our subsidiaries. All of these individuals were located in the U.S. and all were included for the purpose of determining our pay ratio.

To identify the median employee, we used total direct compensation as our consistently applied compensation measure. For new employees, who were hired in fiscal 2021 but did not work for the company for the entire fiscal year, compensation was annualized for the full year and compensation for part-time employees was annualized but not converted into a full-time equivalent. We did not make any cost-of-living adjustments in identifying the median employee. Using this methodology, we determined our median employee based on total direct compensation, consisting of salary, bonus and commissions, other cash earnings, and grant date fair value of equity awards paid to each employee in fiscal year 2021.

Once we identified our median employee, the employee’s total compensation for 2021 was determined in accordance with Item 402(c)(2)(x) of Regulation S-K, resulting in the annual total compensation amount reported above. With respect to our CEO’s annual total compensation, we used the amount reported in the Total Compensation column in the Summary Compensation Table.

We believe the above pay ratio disclosure is a reasonable estimate calculated in a manner consistent with SEC rules and guidance.

Summary Compensation Table

The following table provides information regarding the compensation for 2021, 2020, and 2019 of our named executive officers.

Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards($)(2)	Option Awards($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Robert F. Apple	2021	609,781	-	1,650,000(6)	1,100,000	421,042	14,783	3,795,606
President,	2020	592,020	-	1,650,000(6)	1,100,000	396,843	14,783	3,753,646
Chief Executive Officer	2019	572,000	-	1,651,248(7)	850,300	427,124	14,283	3,514,955

Fred M. Powell	2021	420,018	-	570,000(8)	380,000	202,953	14,783	1,587,754
Executive Vice President,	2020	406,600	-	540,000(9)	360,000	215,010	14,783	1,536,393
Chief Financial Officer	2019	380,000	-	528,403(10)	272,096	196,445	14,283	1,391,227

Peter J. Graham	2021	421,090	-	570,000(8)	380,000	205,997	12,310	1,589,397
Executive Vice President,	2020	408,825	-	540,000(9)	360,000	213,652	12,004	1,534,481
General Counsel, Chief Compliance Officer, Human Resources and Corporate Secretary	2019	395,000	-	495,374(11)	255,090	204,199	14,283	1,363,946

Peter C. Richardson (1)	2021	274,360	-	240,000(12)	285,000	129,387	7,189	935,936
Executive Vice President,
Chief Medical Officer

(1)	Peter C. Richardson joined the company as Executive Vice President, Chief Medical Officer on April 26, 2021.

(2)
This column shows the aggregate grant date fair value, computed in accordance with Statement of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”) for all restricted stock unit and performance-based restricted stock unit awards granted under the Plan in fiscal year 2021, 2020 and 2019. The grant date fair values of the performance-based restricted stock unit awards were determined based on the probable (i.e., the target) number of shares that could be awarded to each named executive officer. The assumptions used in determining the amounts in this column are set forth in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following table shows the aggregate grant date fair value of the performance-based restricted stock unit awards granted in 2021 assuming that the highest level of performance is achieved:

Name	Number of Shares Assuming Maximum Performance (#)	Grant Date Fair Value Assuming Maximum Performance ($)
Robert F. Apple	148,649	825,000
Peter J. Graham	51,351	285,000
Fred M. Powell	51,351	285,000
Peter C. Richardson	21,622	120,000

(3)
The amounts shown for option awards relate to option awards granted under the Plan. These amounts are equal to the aggregate grant date fair value of the awards, computed in accordance with FASB ASC 718. The assumptions used in determining the amounts in this column are set forth in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. For information regarding the number of shares subject to 2021 awards, other features of those awards, and the grant date fair value of the awards, see the Grants of Plan-Based Awards Table.

(4)	The amounts shown represent performance-based incentive compensation earned and paid in cash.
(5)	The amounts in this column include Company matching contributions under the Company’s 401(k) plan, term life and disability insurance premiums.

The amounts for 2021 are shown in the following table:

Name	401(k) Plan Company Match ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Robert F. Apple	13,000	768	1,015
Fred M. Powell	13,000	768	1,015
Peter J. Graham	10,527	768	1,015
Peter C. Richardson	6,000	512	677

The amounts for 2020 are shown in the following table:

Name	401(k) Plan Company Match ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Robert F. Apple	13,000	768	1,015
Fred M. Powell	13,000	768	1,015
Peter J. Graham	10,221	768	1,015

The amounts for 2019 are shown in the following table:

Name	401(k) Plan Company Match ($)	Life Insurance Premiums ($)	Disability Insurance Premiums ($)
Robert F. Apple	12,500	768	1,015
Fred M. Powell	12,500	768	1,015
Peter J. Graham	12,500	768	1,015

(6)	Represents the aggregate grant date fair value of $550,000 for performance-based restricted stock unit awards and $1,100,000 for restricted stock unit awards.
(7)	Represents the aggregate grant date fair value of $826,249 for performance-based restricted stock unit awards and $824,999 for restricted stock unit awards.
(8)	Represents the aggregate grant date fair value of $190,000 for performance-based restricted stock unit awards and $380,000 for restricted stock unit awards.
(9)	Represents the aggregate grant date fair value of $180,000 for performance-based restricted stock unit awards and $360,000 for restricted stock unit awards.
(10)	Represents the aggregate grant date fair value of $264,403 for performance-based restricted stock unit awards and $264,000 for restricted stock unit awards.
(11)	Represents the aggregate grant date fair value of $247,875 for performance-based restricted stock unit awards and $247,499 for restricted stock unit awards.
(12)	Represents the aggregate grant date fair value of $80,000 for performance-based restricted stock unit awards and $160,000 for restricted stock unit awards.

Grants of Plan-Based Awards – 2021

The following table provides details regarding plan-based awards granted to our named executive officers in 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards $(5)
Name	Grant Date	Target ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
Robert F. Apple	6/10/21	-	-	-	-	-	474,629	4.42	1,100,000
	6/10/21	-	-	-	-	248,869	-	-	1,100,000
	6/10/21	-	49,550	99,099	148,649	-	-	-	550,000
	-	426,847	-	-	-	-	-	-	-

Fred M. Powell	6/10/21	-	-	-	-	-	163,963	4.42	380,000
	6/10/21	-	-	-	-	85,973	-	-	380,000
	6/10/21	-	17,117	34,234	51,351	-	-	-	190,000
	-	210,009	-	-	-	-	-	-	-

Peter J. Graham	6/10/21	-	-	-	-	-	163,963	4.42	380,000
	6/10/21	-	-	-	-	85,973	-	-	380,000
	6/10/21	-	17,117	34,234	51,351	-	-	-	190,000
	-	210,545	-	-	-	-	-	-	-

Peter C. Richardson	4/26/21	-	-	-	-	-	59,179	4.01	125,000
	6/10/21	-	-	-	-	-	69,037	4.42	160,000
	6/10/21	-	-	-	-	36,199	-	-	160,000
	6/10/21	-	7,207	14,414	21,622	-	-	-	80,000
	-	136,986	-	-	-	-	-	-	-

(1)	The amounts reflected are the 2021 annual incentive awards for each named executive officer assuming target level performance.
(2)
Represent performance stock unit awards made to the executive officers which may be earned, vested and converted into actual shares of the Company’s common stock based on the Company’s attainment of a performance goal over the three-year period beginning January 1, 2021 and ending December 31, 2023, and the executive officer’s continued employment with the Company through that period. The actual number of shares of the Company’s common stock into which the performance stock units may convert will be calculated by multiplying the number of performance stock units by a performance percentage ranging from 0% to 150% based on the attained level of Company performance measured in terms of the Company’s three-year total stockholder return as compared to the companies in the NASDAQ Biotechnology Index over the same period. The performance criterion has levels of achievement designated as threshold, target and maximum with 50% of the performance stock units earned if the threshold level is achieved; 100% of the performance stock units earned if the target level is achieved and 150% of the performance stock units earned if the maximum level is achieved. The actual number of performance stock units earned and vested will be based on the actual performance level achieved. In the event that the actual performance level achieved does not meet threshold performance (i.e., less than 50%) for an applicable performance measure, then no performance stock units will be earned and vested for that performance measure.

(3)	The stock unit awards were granted under the Plan. The stock unit awards vest over three years, vesting as to 33.33% of the units annually following the date of grant.
(4)
The option awards were granted under the Plan. Option awards generally vest over three years, becoming exercisable as to 33.33% of the underlying shares annually following the date of grant. Option awards generally become fully exercisable in the event of the grantee’s death, or termination of employment in connection with a change of control.

(5)	The grant date fair value is computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-End – 2021

The following table provides details regarding outstanding equity awards for the named executive officers at December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date*	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Robert F. Apple	7/6/12	21,658	-	4.26	7/5/22	-	-	-	-
	5/29/14	56,300	-	3.09	5/28/24	-	-	-	-
	5/28/15	288,786	-	2.18	5/28/25	-	-	-	-
	6/2/16	773,700	-	1.12	6/2/26	-	-	-	-
	6/7/17	725,751	-	2.66	6/7/27	-	-	-	-
	6/8/18	591,510	-	2.70	6/8/28	-	-	-	-
	6/13/19	378,282	189,141	2.92	6/13/29	94,178	336,215	275,600	983,892
	6/11/20	258,872	517,745	2.73	6/11/30	268,620	958,973	275,000	981,750
	6/10/21	-	474,629	4.42	6/10/31	248,869	888,462	99,099	353,783

Fred M. Powell	10/31/16	150,000	-	1.76	10/31/26	-	-	-	-
	6/7/17	217,725	-	2.66	6/7/27	-	-	-	-
	6/8/18	177,453	-	2.70	6/8/28	-	-	-	-
	6/13/19	121,050	60,525	2.92	6/13/29	30,137	107,589	88,193	314,849
	6/11/20	84,721	169,444	2.73	6/11/30	87,912	313,846	90,000	321,300
	6/10/21	-	163,963	4.42	6/10/31	85,973	306,924	34,234	122,215

Peter J. Graham	7/14/15	125,000	-	2.29	7/14/25	-	-	-	-
	6/2/16	212,900	-	1.12	6/2/26	-	-	-	-
	6/7/17	217,725	-	2.66	6/7/27	-	-	-	-
	6/8/18	177,453	-	2.70	6/8/28	-	-	-	-
	6/13/19	113,484	56,743	2.92	6/13/29	28,254	100,867	82,680	295,168
	6/11/20	84,721	169,444	2.73	6/11/30	87,912	313,846	90,000	321,300
	6/10/21	-	163,963	4.42	6/10/31	85,973	306,924	34,234	122,215

Peter C. Richardson	4/26/21	-	59,179	4.01	4/26/31	-	-	-	-
	6/10/21	-	69,037	4.42	6/10/31	36,199	129,230	14,414	51,458

*	For better understanding of this table, we have included an additional column showing the grant date of the stock options and stock awards.
(1)	Option awards generally vest in annual or quarterly installments over a three-year period from the date of grant.
(2)	The dollar values are based on the closing price of our Common Stock on December 31, 2021, which was $3.57.

Option Exercises and Stock Vested – 2021

The following table provides information regarding option exercises and stock award vesting for our named executive officers in 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting ($)(2)
Robert F. Apple	345,500	1,195,915	750,980	3,418,394
Fred M. Powell	-	-	230,842	1,050,207
Peter J. Graham	45,000	167,850	228,958	1,041,823
Peter C. Richardson	-	-	-	-

(1)
Represents stock units that vested based on their normal vesting schedule and the vesting of performance stock unit awards based on achievement of specific performance goals and completing the requisite service period. A portion of the shares acquired on vesting were used to cover withholding taxes on the value of the shares that vested, reducing the number of shares actually issued to 424,905 for Mr. Apple, 133,863 for Mr. Powell, and 109,098 shares for Mr. Graham.

(2)	Represents the value of the shares of stock that vested in 2021 using the market value of the shares on the applicable vesting date.

Employment Agreements and Potential Payments upon Termination

Our employment agreements with Messrs. Apple, Powell and Graham and Dr. Richardson that were in effect in 2021 provide for certain severance payments and other benefits if we terminate such named executive officers’ employment without “cause,” or if the executive officer terminates employment for “good reason,” in each case, without regard to whether the termination occurs in the context of a “change of control.” Certain enhanced severance benefits are payable if the termination is in connection with a change of control. A general description of the terms of the employment agreements is set forth in the discussion below.

The employment agreements with Messrs. Apple, Powell and Graham and Dr. Richardson entitle the named executive officers to receive a base salary and an annual performance-based bonus, and provide that they are eligible to participate in any long-term incentive equity incentive programs established by the Company for senior level executives, including the Plan.

Under the employment agreements, Messrs. Apple, Powell, and Graham and Dr. Richardson are entitled to severance in the event of a termination by the Company without cause or by the named executive officer for good reason.

For Messrs. Apple, Powell and Graham and Dr. Richardson, in the event of such termination of employment within the period beginning 60 days immediately prior to a change of control and ending on the last day of the 18-month period immediately following a change of control (the “Change of Control Protection Period”), the named executive officers are entitled to severance equal to:

●
one and one-half times the sum of (i) his then-current annual base salary, plus (ii) his target annual bonus for the year in which the termination of employment occurs paid in monthly installments over the 18-month period following termination of employment, or in the case of Mr. Apple, two times the sum of (A) his then-current annual base salary, plus (B) his target annual bonus for the year in which the termination of employment occurs paid in monthly installments over the 24-month period following termination of employment;

●
a pro-rated annual bonus payment for the year of termination based on actual performance and the number of days that the named executive officer was employed by the Company in the year of his termination;

●
reimbursement for the cost of continued health and dental benefits through COBRA, subject to the same cost-sharing as if he were an employee, for the shorter of 18 months, or until the date the executive obtains coverage from a new employer; and

●
all outstanding equity grants held by the executive immediately prior to his termination date which vest over time based upon the officer’s continued service will accelerate, become fully vested and/or exercisable, as the case may be, as of the termination date and all outstanding equity grants held by the executive immediately prior to his termination date which vest based upon attainment of performance criteria will remain subject to the terms and conditions of the agreement evidencing such performance based award.

In the event the employment of Messrs. Apple, Powell or Graham or Dr. Richardson is terminated by the Company without cause or by the named executive officer for good reason before or after the Change of Control Protection Period, the named executive officer is entitled to severance equal to:

●
the sum of (i) his then-current annual base salary, plus (ii) his target annual bonus for the year in which the termination of employment occurs, paid in monthly installments over the 12-month period following termination of employment, or in the case of Mr. Apple, one and one-quarter times the sum of (A) his then-current annual base salary, plus (B) his target annual bonus for the year in which the termination of employment occurs, paid in monthly installments over the 15-month period following termination of employment;

●	a pro-rated annual bonus payment for the year of termination based on actual performance and the number of days the executive was employed by the Company in the year of his termination;
●
reimbursement for the cost of continued health and dental benefits through COBRA, subject to the same cost-sharing as if the executive were an employee, for the shorter of 12 months for Messrs. Powell and Graham, and Dr. Richardson and 15 months for Mr. Apple, or until the date he obtains coverage from a new employer; and

●
with respect to all outstanding equity grants held by the executive immediately prior to his termination date which vest over time based upon the named executive officer’s continued service, the portion that would have become vested during the 12 month period (or 15-month period for Mr. Apple) following the named executive officer’s termination date had he remained employed during such 12 month period (or 15-month period for Mr. Apple) will accelerate, become fully vested and/or exercisable, as the case may be, as of the employment termination date.

In the event that the employment of Messrs. Apple, Powell or Graham or Dr. Richardson is terminated by the Company without cause or by Messrs. Apple, Powell, Graham, or Dr. Richardson for good reason and the named executive officer does not execute or revokes a release and waiver of claims in favor of the Company and its affiliates, the named executive officer will not be entitled to the severance benefits set forth above.

If the employment of Messrs. Apple, Powell, Graham, or Dr. Richardson is terminated for any reason, including by the Company for cause, on account of the named executive officers’ death or disability, or if the named executive officer terminates his employment for any reason other than good reason, then the Company will pay the named executive officer all amounts earned, accrued and owing but not yet paid as of the date of his termination, including base salary, bonus, accrued and unused vacation and expenses incurred, and any benefits accrued and due under any applicable benefit plans and programs of the Company.

The employment agreements also provide that if the payments and benefits otherwise payable to Messrs. Apple, Powell and Graham and Dr. Richardson under the employment agreements or otherwise in connection with a change of control would constitute excess parachute payments within the meaning of section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under section 4999 of the Internal Revenue Code, provided that such reduction would provide Messrs. Apple, Powell or Graham or Dr. Richardson with a greater net after-tax benefit than would no reduction.

The employment agreements provide that at all times during the employment of Messrs. Apple, Powell or Graham or Dr. Richardson and thereafter, each named executive officer will maintain the confidentiality of all confidential information obtained by him as a result of his employment with the Company, including information received by him prior to the effective date of the employment agreement. In addition, during the term of his employment with the Company and for a specified period of time thereafter, the named executive officer cannot (i) compete against the Company, (ii) solicit in any way the customers of the Company, or (iii) recruit in any way the employees of the Company. Such specified period is the 12-month period after employment termination for Messrs. Powell and Graham and Dr. Richardson (or the 18-month period if Messrs. Powell’s or Graham’s or Dr. Richardson’s employment is terminated by the Company without cause or by Messrs. Powell or Graham or Dr. Richardson for good reason during the Change of Control Protection Period) or for Mr. Apple the 15-month period after their termination of employment (or the 24-month period if Mr. Apple’s employment is terminated by the Company without cause or by Mr. Apple for good reason during the Change of Control Protection Period).

Termination for “good reason” generally means a termination initiated by the named executive officer in response to one or more of the following events: (i) a material decrease in the base salary of the named executive officer, (ii) a decrease in the target annual bonus below a specified percentage, (iii) a change in the designation of title, unless such change is to a higher title and level of responsibility, that results in a material diminution of the named executive officer’s authority, duties and responsibilities, (iv) a relocation of the principal business location to a location that is 60 miles or more from Ewing, New Jersey, (v) the Company’s failure to materially comply with the terms of the employment agreement, (vi) the failure of the Company to require a successor to assume the obligations of the Company to the named executive officer under the named executive officer’s employment agreement or any other agreement between the named executive officer and the Company, or (vii) the Company’s delivery to the named executive officer of a notice of its intent not to renew the term of the employment agreement, provided that the named executive officer is willing and able to execute a new contract providing terms and conditions substantially similar to the those in the agreement and to continue providing services to the Company. In order for a termination to be on account of good reason, the named executive officer must notify the Company of the officer’s intention to terminate for good reason, the Company has an opportunity to cure the action or omission that constitutes the ground for good reason and the named executive officer must terminate employment for good reason shortly after the end of the Company’s cure period.

Generally, a change of control under the employment agreements means: (1) the acquisition by any person or entity of 50 percent or more of the Company’s then outstanding voting stock or voting securities; (2) a merger or consolidation as a result of which our stockholders do not own at least 50 percent of the value of our outstanding equity or combined voting power of our voting securities; or (3) a sale of all or substantially all of our assets occurs.

A named executive officer’s employment may be terminated for “cause,” which generally includes the following: (A) dishonesty, fraud or misrepresentation in connection with employment, (B) theft, misappropriation or embezzlement of the Company’s funds or resources, (C) conviction of or a plea of guilty or nolo contendere in connection with any felony, crime involving fraud or misrepresentation, or any other crime, or (D) a breach by the officer of any material term of the employment agreement. In the event of termination for cause, the employment agreements generally require termination of all compensation as of the termination date, except as to amounts already earned.

The following tables set forth information regarding potential payments upon termination of employment for Messrs. Apple, Powell and Graham and Dr. Richardson, including in connection with a change of control, estimated as of December 31, 2021, assuming the termination and change of control occurred on December 31, 2021, under the terms of their respective employment agreements.

Apple

	Severance Payment ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	1,295,785	421,042	1,575,192	35,463	3,327,481
Termination for good reason	1,295,785	421,042	1,575,192	35,463	3,327,481
Non-renewal of agreement	1,295,785	421,042	1,575,192	35,463	3,327,481
Change of control(5)	2,073,255	421,042	5,183,880	42,555	7,720,733

(1)
Payable in regular payroll installments over 15 months if the termination occurs before or after the Change in Control Protection Period, or over 24 months if the termination occurs during the Change in Control Protection Period.

(2)	Represents the pro-rated annual bonus payment for 2021, based on actual performance and the number of days that Mr. Apple was employed by the Company in 2021, payable in a lump sum.
(3)
Includes the value of the unvested stock options, time-based restricted stock unit grants and, with respect to a change of control, performance-based restricted stock unit grants held by Mr. Apple as of December 31, 2021. If the termination occurs before or after the Change in Control Protection Period, the portion of the outstanding stock options and time-based restricted stock units that would have become vested during the 15-month period following his termination date had he remained employed during such 15-month period will accelerate, become fully vested and/or exercisable, as the case may be, as of the employment termination date. If the termination occurs during the Change in Control Protection Period, all of the outstanding time-based equity grants will accelerate upon termination of employment. The performance-based restricted stock unit grants will vest at target on a change of control.

(4)
All Other Compensation consists of the continuation of health and dental insurance benefits for either 15 months, or, if the termination occurs upon or within 12 months following a change of control, 18 months.

(5)	These amounts assume that Mr. Apple’s employment was terminated without cause or for good reason on the date of a change of control.

Powell

	Severance Payment ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	630,027	202,953	516,669	28,370	1,378,019
Termination for good reason	630,027	202,953	516,669	28,370	1,378,019
Non-renewal of agreement	630,027	202,953	516,669	28,370	1,378,019
Change of control(5)	945,041	202,953	1,707,738	42,555	2,898,287

(1)
Payable in regular payroll installments over 12 months if the termination occurs before or after the Change in Control Protection Period or over 18 months if the termination occurs during the Change in Control Protection Period.

(2)	Represents the pro-rated annual bonus payment for 2021, based on actual performance and the number of days that Mr. Powell was employed by the Company in 2021, payable in a lump sum.
(3)
Includes the value of the unvested stock options, time-based restricted stock unit grants and, with respect to a change of control, performance-based restricted stock unit grants held by Mr. Powell as of December 31, 2021. If the termination occurs before or after the Change in Control Protection Period, the portion of the outstanding stock options and time-based restricted stock units that would have become vested and exercisable during the 12-month period following his termination date had he remained employed during such 12-month period will accelerate, become fully vested and/or exercisable, as the case may be, as of the employment termination date. If the termination occurs during the Change in Control Protection Period, all of the outstanding time-based equity grants will accelerate and become exercisable upon termination of employment. The performance-based restricted stock unit grants will vest at target upon a change of control.

(4)
All Other Compensation consists of the continuation of health and dental insurance benefits for either 12 months, or, if the termination occurs during the Change of Control Protection Period, 18 months.

(5)	These amounts assume that Mr. Powell’s employment was terminated without cause or for good reason on the date of a change of control.

Graham

	Severance Payment ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	631,635	205,997	505,026	28,370	1,371,028
Termination for good reason	631,635	205,997	505,026	28,370	1,371,028
Non-renewal of agreement	631,635	205,997	505,026	28,370	1,371,028
Change of control(5)	947,453	205,997	1,676,418	42,555	2,872,423

(1)
Payable in regular payroll installments over 12 months if the termination occurs before or after the Change in Control Protection Period or over 18 months if the termination occurs during the Change in Control Protection Period.

(2)	Represents the pro-rated annual bonus payment for 2021, based on actual performance and the number of days that Mr. Graham was employed by the Company in 2021, payable in a lump sum.
(3)
Includes the value of the unvested stock options, time-based restricted stock unit grants and, with respect to a change of control, performance-based restricted stock unit grants held by Mr. Graham as of December 31, 2021. If the termination occurs before or after the Change in Control Protection Period, the portion of the outstanding stock options and time-based restricted stock units that would have become vested and exercisable during the 12-month period following his termination date had he remained employed during such 12-month period will accelerate, become fully vested and/or exercisable, as the case may be, as of the employment termination date. If the termination occurs during the Change in Control Protection Period, all of the outstanding time-based equity grants will accelerate and become exercisable upon termination of employment. The performance-based restricted stock unit grants will vest at target upon a change of control.

(4)
All Other Compensation consists of the continuation of health and dental insurance benefits for either 12 months, or, if the termination occurs during the Change of Control Protection Period, 18 months.

(5)	These amounts assume that Mr. Graham’s employment was terminated without cause or for good reason on the date of a change of control.

Richardson

	Severance Payment ($)(1)	Pro-rated Bonus ($)(2)	Accelerated Equity ($)(3)	All Other Compensation ($)(4)	Total ($)
Termination without cause	536,986	129,387	43,077	28,370	737,820
Termination for good reason	536,986	129,387	43,077	28,370	737,820
Non-renewal of agreement	536,986	129,387	43,077	28,370	737,820
Change of control(5)	805,479	129,387	180,688	42,555	1,158,110

(1)
Payable in regular payroll installments over 12 months if the termination occurs before or after the Change in Control Protection Period or over 18 months if the termination occurs during the Change in Control Protection Period.

(2)	Represents the pro-rated annual bonus payment for 2021, based on actual performance and the number of days that Dr. Richardson was employed by the Company in 2021, payable in a lump sum.
(3)
Includes the value of the unvested stock options, time-based restricted stock unit grants and, with respect to a change of control, performance-based restricted stock unit grants held by Dr. Richardson as of December 31, 2021. If the termination occurs before or after the Change in Control Protection Period, the portion of the outstanding stock options and time-based restricted stock units that would have become vested and exercisable during the 12-month period following his termination date had he remained employed during such 12-month period will accelerate, become fully vested and/or exercisable, as the case may be, as of the employment termination date. If the termination occurs during the Change in Control Protection Period, all of the outstanding time-based equity grants will accelerate and become exercisable upon termination of employment. The performance-based restricted stock unit grants will vest at target upon a change of control.

(4)
All Other Compensation consists of the continuation of health and dental insurance benefits for either 12 months, or, if the termination occurs during the Change of Control Protection Period, 18 months.

(5)	These amounts assume that Dr. Richardson’s employment was terminated without cause or for good reason on the date of a change of control.

Compensation of Directors

The Company’s non-employee directors are compensated in accordance with a fee schedule that is approved by the Board of Directors. The Compensation Committee reviews and recommends to the Board of Directors appropriate director compensation programs for service as directors, committee chair, and committee members. In order to determine the Board of Directors compensation framework, the Compensation Committee reviewed comparative market composite data about director compensation practices of pharmaceutical, medical device and biopharma companies similar to Antares derived from a public company peer group developed by Pearl Meyer & Partners, LLC, or Pearl Meyer, our independent compensation consultant.

During 2021, Pearl Meyer conducted a comprehensive review of non-employee director compensation levels and structure among the Company’s compensation peer group. Consistent with the Company’s compensation philosophy, non-employee director compensation is positioned competitively against companies of similar size, complexity and growth trajectory. In general, cash compensation for our non-employee directors is within the competitive range (+/-15%) of the peer group median and equity compensation is targeted between the market median and 60th percentile. Based on the recommendation from Pearl Meyer and the peer group data, annual non-employee director equity compensation for 2021 was increased by $60,000, from $165,000 to $225,000 for non-employee directors other than the Board Chairman and from $220,000 to $280,000 for the Board Chairman.

Each director, other than the Board Chairman, receives compensation in accordance with the following:

● Annual Cash Retainer:	$45,000
● Annual Equity Grant:	$225,000	(1)

Members of our Committees, other than the Chairpersons, receive the following additional compensation:

● Audit Committee:	$12,000
● Compensation Committee:	$10,000
● Governance and Nominating Committee:	$10,000

The Chairpersons of our Committees receive the following additional compensation:

● Audit Committee:	$25,000
● Compensation Committee:	$17,000
● Governance and Nominating Committee:	$7,500

Our Board Chairman’s compensation for his role as Chairman is as follows:

● Annual Cash Retainer:	$90,000
● Annual Equity Grant:	$280,000	(1)

(1)
The annual equity compensation is granted in the form of (i) 50% restricted stock units, which can be deferred until separation from service or a year between 2025 and 2032, as elected by the non-employee director, and (ii) 50% nonqualified stock options. In June 2021, each existing director, other than the Board Chairman, received a stock option grant to purchase 48,542 shares of our common stock. The Board Chairman received a stock option grant to purchase 60,407 shares of our common stock. In addition, each director, other than the Board Chairman, received 25,452 restricted stock units, and the Board Chairman received 31,674 restricted stock units. The amounts listed above reflect the combined grant date fair value of such stock option and restricted stock unit grants.

No additional payments are earned for each Board of Directors meeting or a meeting of a Committee of the Board of Directors. New directors receive a one-time stock option grant with a $100,000 value based on the recommendation from Pearl Meyer and the peer group data. Prior to 2021, initial equity grant upon appointment to the Board was 20,000 stock options.

Additionally, we reimburse all non-employee directors for their reasonable out-of-pocket travel expenses incurred in attending meetings of our Board of Directors or any Committees of the Board of Directors.

Our non-employee directors are also covered by Antares’ directors and officer insurance, and each of our directors and executive officers is a party to an indemnification agreement with us. The indemnification agreements require us to hold harmless and to indemnify each indemnitee to the fullest extent authorized or permitted by the Delaware General Corporation Law, our Certificate and our Bylaws, subject to specified limitations. The indemnification agreements also provide for the advancement of reasonable litigation expenses to an indemnitee, subject to the requirement that the indemnitee reimburse Antares for such expenses if it is ultimately determined that the indemnitee is not entitled to such indemnification.

Annually, the directors can elect to take restricted stock or options in lieu of the cash compensation. The number of restricted shares of common stock issued would be based on the market value of the stock, and the number of shares of common stock subject to options granted would be determined based on a valuation using a Black-Scholes model.

The following table provides information regarding director compensation in 2021, which reflects the standard compensation described above. The table does not include compensation for reimbursement of travel expenses related to attending Board of Directors meetings and meetings of a Committee of the Board of Directors.

Director Compensation – 2021

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Thomas J. Garrity	80,000	112,500	112,500	-	-	-	305,000
Peter S. Greenleaf	45,000	112,500	112,500	-	-	-	270,000
Anton G. Gueth	84,000	112,500	112,500	-	-	-	309,000
Leonard S. Jacob, M.D., Ph.D.	107,500	140,000	140,000	-	-	-	387,500
Robert P. Roche, Jr.	57,000	112,500	112,500	-	-	-	282,000
Karen L. Smith, M.D., Ph.D.…	65,000	112,500	112,500	-	-	-	290,000
Carmen B. Volkart	9,913	-	100,000	-	-	-	109,913

(1)
The amounts shown for stock awards and option awards relate to shares granted under the Equity Compensation Plan. These amounts are equal to the aggregate grant date fair value of the awards, computed in accordance with FASB ASC 718. The assumptions used in determining the amounts for option awards are set forth in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The annual option grants vest one year from the date of grant. As of December 31, 2021, these non-employee directors held options to purchase an aggregate of 2,925,256 shares of common stock.

Compensation Committee Interlocks and Insider Participation

During 2021, Mr. Gueth, Dr. Jacob and Dr. Smith served on the Compensation Committee. None of the members of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serve on the Board of Directors or Compensation Committee of a company that has an executive officer that serves on our Board of Directors or the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans as of December 31, 2021 (in thousands, except exercise price):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	15,577	$2.83	10,366
Equity compensation plans not approved by security holders	None	None	None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of April 14, 2022, the name, address (where required) and beneficial ownership of each person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our common stock:

Name	Shares Beneficially Owned	Percentage of Outstanding Shares

Blackrock Inc.	12,023,196 (1)	7.1%
55 East 52nd Street
New York, NY 10055

Rubric Capital Management LP	10,800,000 (2)	6.35%
155 East 44th Street, Suite 1630
New York, NY 10017

(1)
This information is based solely on a review of an amendment to Schedule 13G filed with the SEC on February 1, 2022 by Blackrock Inc., which (i) beneficially owned 12,023,196 shares, (ii) had sole voting power over 11,860,646 shares, (iii) had shared voting power of 0 shares, (iv) had sole dispositive power over 12,023,196 shares and (v) shared dispositive power over 0 shares.

(2)
This information is based solely on a review of a Schedule 13G filed with the SEC on February 14, 2022 by Rubric Capital Management LP, which (i) beneficially owned 10,800,000 shares, (ii) had sole voting power over 0 shares, (iii) had shared voting power of 10,800,000 shares, (iv) had sole dispositive power over 0 shares and (v) shared dispositive power over 10,800,000 shares.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning beneficial ownership of common stock as of April 14, 2022, with respect to each of our directors, our nominees for directors, each of our named executive officers, and all of our directors and executive officers as a group. The addresses of those listed below are the same as that of the Company unless otherwise provided.

Name	Shares Owned (1)		Right to Acquire (1) (2)	Total Shares Beneficially Owned (1) (2)	Percentage of Outstanding Shares
Robert F. Apple	1,876,693		3,701,081	5,577,774	3.2
Thomas J. Garrity	224,406		471,708	696,114	*
Peter J. Graham	414,470		1,127,402	1,541,872	*
Peter S. Greenleaf	54,193		173,517	227,710	*
Anton G. Gueth	442,125		621,708	1,063,833	*
Leonard S. Jacob, M.D., Ph.D.	263,901	(3)	1,147,882	1,411,783	*
Fred M. Powell	587,014		950,850	1,537,864	*
Peter C. Richardson, M.D., Ph.D.	-		42,738	42,738	*
Robert P. Roche, Jr.	142,365		641,708	784,073	*
Karen L. Smith, M.D., Ph.D.	54,193		173,517	227,710	*
Carmen B. Volkart	-		-	-	-

All directors, director nominees and executive officers as a group (11 persons)	4,059,360		9,052,111	13,111,471	7.3

*	Less than 1%.
(1)
Beneficial ownership is determined in accordance with rules of the SEC and includes generally voting power and/or investment power with respect to securities. In addition, shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 14, 2022, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, the Company believes that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of Common Stock indicated.

(2)	Shares of our Common Stock issuable upon the exercise of options exercisable within 60 days of April 14, 2022.

(3)	Includes 125,000 shares of common stock held by a charitable family foundation, with respect to which Dr. Jacob has shared voting power and shared dispositive power and disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

None.

Review, Approval or Ratification of Transactions with Related Parties

We engage in a process whereby we identify and review all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party would be disclosed in our proxy statement; however, during our fiscal year ended December 31, 2021, we did not have any related party transactions. The process for the review of all potential related party transactions is documented in our written corporate policies. In addition, the Audit Committee reviews and approves or ratifies any related party transaction that is required to be disclosed.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance—Board Independence” and “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance—Committees of the Board of Directors” above for a discussion regarding the independence of the members of our Board of Directors and its committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185.

Audit Fees

The aggregate amount of fees billed to the Company by KPMG LLP for professional services rendered in connection with the audit of the Company’s annual financial statements and review of the financials included in the Company’s SEC filings, and for services in connection with comfort letters, consents and procedures related to documents filed with the SEC, as necessary, totaled $643,150 and $663,350 for 2021 and 2020, respectively.

Audit-Related Fees

The amount of fees billed to the Company by KPMG LLP during 2021 for audit-related fees was $220,000. These carve-out audit fees related to the sale of our proprietary product line OTREXUP® were reimbursed by Assertio Holdings, Inc. and were not an expense of the Company. There were no fees billed to the Company by KPMG LLP during 2020 for audit-related services.

Tax Fees

There were no fees billed to the Company by KPMG LLP during 2021 for tax compliance, tax advice or tax planning services. The amount of fees billed to the Company by KPMG LLP for professional tax services rendered in 2020 was $82,500.

All Other Fees

There were no other fees billed to the Company by KPMG LLP in 2021 and 2020.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy regarding pre-approval of non-audit services performed by the independent registered public accounting firm. The Audit Committee’s pre-approval policy prohibits engaging the independent auditor to perform the following services:

●	bookkeeping or other services relating to the accounting records or financial statements,
●	financial information systems design and implementation,
●	appraisal and valuation services, fairness opinions or contribution-in-kind reports,
●	actuarial services,
●	internal audit outsourcing services,
●	management functions,
●	human resource services,
●	broker-dealer, investment advisor or investment banking services,
●	legal services, and
●	expert services unrelated to the audit.

The policy requires pre-approval of the Audit Committee for all audit services, audit-related services, tax services and other services performed by the independent registered public accounting firm and pre-approves these services, subject to an annual aggregate dollar limit for each category. Any proposed services exceeding these limits require specific pre-approval by the Audit Committee. Services not listed in one of these categories also require specific pre-approval from the Audit Committee.

The policy permits the Audit Committee to delegate pre-approval authority to one or more members of the Audit Committee, provided that the member or members report(s) to the entire Audit Committee pre-approval actions taken since the last Audit Committee meeting. The policy expressly prohibits delegation of pre-approval authority to management. In 2021, all audit and non-audit services provided by our principal accounting firm were pre-approved by the Audit Committee or one or more of its members.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of the Original Report:

(1)          Financial Statements - see Item 8 of Part II in the Original Report.

(2)          Financial Statement Schedules

All schedules have been omitted because they are not applicable, are immaterial or are not required because the information is included in the consolidated financial statements or the notes thereto.

(b)          Exhibits

The following is a list of exhibits filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

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

4.4
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

10.13*	Employment Agreement effective October 31, 2016 between Antares Pharma, Inc. and Fred M. Powell (filed as Exhibit 10.1 to Form 10-Q on November 9, 2016 and incorporated herein by reference).

10.14*#	Employment Agreement effective April 26, 2021 between Antares Pharma, Inc. and Dr. Peter C. Richardson.

10.15*	Form of Nonqualified Stock Option Grant Agreement (filed as exhibit 10.4 to Form 10-Q on August 6, 2019 and incorporated herein by reference).

10.16*	Form of Restricted Stock Unit Grant Agreement (filed as Exhibit 10.5 to Form 10-Q on August 6, 2019 and incorporated herein by reference).

10.17*	Form of Restricted Stock Grant Agreement (filed as Exhibit 10.6 to Form 10-Q on August 9, 2016 and incorporated herein by reference).

10.18*	Form of Performance Stock Unit Grant Agreement (filed as Exhibit 10.6 to Form 10-Q on August 6, 2019 and incorporated herein by reference).

10.19*	Form of Nonqualified Stock Option Grant Agreement (Non-Employee Director) (filed as Exhibit 10.7 to Form 10-Q on August 6, 2019 and incorporated herein by reference).

Exhibit No.	Description
10.20*	Form of Restricted Stock Unit Grant Agreement (Non-Employee Director) (filed as Exhibit 10.8 to Form 10-Q on August 6, 2019 and incorporated herein by reference).

10.21*
Antares Pharma, Inc. Equity Compensation Plan, as amended and restated, and approved by stockholders (filed as Exhibit 4.1 to the Company’s Form S-8 filed June 24, 2021 and incorporated herein by reference).

10.22
Credit Agreement, dated November 1, 2021, by and among Antares Pharma, Inc., Wells Fargo Bank, National Association, and the lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 2, 2021 and incorporated herein by reference).

10.23#	Asset Purchase Agreement, dated December 15, 2021, by and between Antares Pharma, Inc., Otter Pharmaceuticals, LLC, a subsidiary of Assertio Holdings, Inc., and Assertio Holdings, Inc., as guarantor.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1##	Certification of the Chief Executive Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2##	Certification of the Chief Financial Officer of Antares Pharma, Inc. required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH#	Inline XBRL Taxonomy Extension Schema Document.

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page interactive data does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Part IV of this Annual Report on Form 10-K.

#	Previously filed.

##	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTARES PHARMA, INC.
(Registrant)

Date: April 29, 2022	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert F. Apple	President and Chief Executive Officer, Director	April 29, 2022
Robert F. Apple	(Principal Executive Officer)

/s/ Fred M. Powell	Executive Vice President and Chief Financial Officer	April 29, 2022
Fred M. Powell	(Principal Financial and Accounting Officer)