Form 10-Q
period 2022-03-31
ANTARES PHARMA, INC.
filed 2022-05-10
CIK 1016169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-32302
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

Large accelerated filer	☒	Accelerated filer	☐	Non–accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, the registrant had 170,852,427 shares of common stock outstanding at $0.01 par value per share.

ANTARES PHARMA, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2022

PART I – FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
ANTARES PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$61,715	$65,913
Short-term investments	498	1,245
Accounts receivable, net	58,131	56,697
Other receivables	26,006	26,311
Inventories, net	11,591	11,544
Contract assets	9,142	8,030
Prepaid expenses and other current assets	4,502	4,532
Total current assets	171,585	174,272
Deferred tax assets, net	33,860	33,043
Property and equipment, net	25,727	26,015
Operating lease right-of-use assets	4,499	3,774
Intangibles, net	17,690	17,879
Goodwill	1,095	1,095
Other long-term assets	1,202	1,427
Total assets	$255,658	$257,505

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,878	$17,056
Accrued expenses and other liabilities	30,216	35,043
Current maturities of long-term debt, net	1,500	1,500
Operating lease liabilities, current	1,035	904
Deferred revenue	3,100	4,427
Total current liabilities	55,729	58,930
Long-term debt, less current maturities	17,891	18,241
Operating lease liabilities, long-term	5,063	4,576
Deferred revenue, long-term	1,207	—
Total liabilities	79,890	81,747
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred Stock: $0.01 par; 3,000 shares authorized, none outstanding	—	—
Common Stock: $0.01 par; 300,000 shares authorized; 170,580 and 170,042 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,706	1,701
Additional paid-in capital	353,406	351,079
Accumulated deficit	(178,658)	(176,337)
Accumulated other comprehensive loss	(686)	(685)
Total stockholders' equity	175,768	175,758
Total liabilities and stockholders’ equity	$255,658	$257,505
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue
Product sales, net	$32,103	$29,135
Licensing and development revenue	4,191	4,984
Royalties	5,263	7,964
Total revenue, net	41,557	42,083
Operating expenses
Cost of product sales	15,648	12,498
Cost of development revenue	3,119	3,947
Research and development	5,008	2,640
Selling, general and administrative	20,602	17,607
Total operating expenses	44,377	36,692
Operating income (loss)	(2,820)	5,391
Other income (expense)
Interest expense	(174)	(962)
Other income (expense), net	(144)	(46)
Total other expense, net	(318)	(1,008)
Income (loss) before income taxes	(3,138)	4,383
Income tax expense (benefit)	(817)	590
Net income (loss)	$(2,321)	$3,793

Earnings (loss) per common share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average common shares outstanding
Basic	170,104	167,822
Diluted	170,104	174,908
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,321)	$3,793
Foreign currency translation adjustment	(1)	(10)
Comprehensive income (loss)	$(2,322)	$3,783
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	170,072	$1,701	$351,079	$(176,337)	$(685)	$175,758
Common stock issued under equity compensation plan, net of shares withheld for taxes	165	2	(523)	—	—	(521)
Exercise of options	343	3	910	—	—	913
Stock-based compensation	—	—	1,940	—	—	1,940
Net income (loss)	—	—	—	(2,321)	—	(2,321)
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Balance, March 31, 2022	170,580	$1,706	$353,406	$(178,658)	$(686)	$175,768

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	166,836	$1,668	$340,756	$(222,626)	$(683)	$119,115
Common stock issued under equity compensation plan, net of shares withheld for taxes	417	4	(1,623)	—	—	(1,619)
Exercise of options	1,545	16	3,325	—	—	3,341
Stock-based compensation	—	—	1,605	—	—	1,605
Net income (loss)	—	—	—	3,793	—	3,793
Other comprehensive income (loss)	—	—	—	—	(10)	(10)
Balance, March 31, 2021	168,798	$1,688	$344,063	$(218,833)	$(693)	$126,225
The accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) are an integral part of these condensed consolidated financial statements.

ANTARES PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(2,321)	$3,793
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(817)	590
Stock-based compensation	1,940	1,605
Depreciation and amortization	931	894
Changes in inventory reserve	549	40
Other	276	126
Changes in operating assets and liabilities:
Accounts receivable	(1,434)	(731)
Inventories, net	(596)	(1,438)
Contract assets	(1,112)	(2,820)
Prepaid expenses and other assets	30	650
Accounts payable	2,655	502
Accrued expenses and other liabilities	(4,862)	1,136
Deferred revenue	(120)	(2,369)
Net cash provided by (used in) operating activities	(4,881)	1,978
Cash Flows from Investing Activities
Purchases of property and equipment	(81)	(1,184)
Proceeds from maturities of investment securities	996	—
Purchases of investment securities	(249)	—
Net cash provided by (used in) investing activities	666	(1,184)
Cash Flows from Financing Activities
Principal payments on long-term debt	(375)	—
Proceeds from exercise of stock options	913	3,341
Taxes paid related to net share settlement of equity awards	(521)	(1,619)
Net cash provided by (used in) financing activities	17	1,722
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Increase (decrease) in cash and cash equivalents	(4,198)	2,515
Cash and cash equivalents
Beginning of period	65,913	53,137
End of period	$61,715	$55,652
Supplemental disclosure of cash flow information
Cash paid for interest	$148	$850
Cash paid for income taxes	$—	$98
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$632	$1,779
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
Our marketed proprietary products include:
•XYOSTED® (testosterone enanthate) injection, indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone, and the first and only subcutaneous testosterone enanthate product for once-weekly, at-home self-administration to be approved by the U.S. Food and Drug Administration (“FDA”);
•NOCDURNA® (desmopressin acetate), marketed in the United States (“U.S.”). for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate; and
•TLANDO® (testosterone undecanoate), an oral treatment for testosterone replacement therapy (“TRT”) indicated for conditions associated with a deficiency or absence of endogenous testosterone, or hypogonadism in adult males, approved by the FDA on March 28, 2022 with commercial launch expected in the second quarter of 2022.
We are also party to various partnered product development and supply arrangements:
•We developed and are the exclusive supplier of devices for Teva Pharmaceutical Industries, Ltd’s (“Teva”) Epinephrine Injection USP products, the generic equivalent of EpiPen® and EpiPen® Jr., indicated for emergency treatment of severe allergic reactions including those that are life threatening (anaphylaxis) in adults and certain pediatric patients;
•Through our commercialization partner Teva, we sell Sumatriptan Injection USP, a generic equivalent to the Imitrex® STATdose Pen®, in the U.S. indicated for the acute treatment of migraine headaches and cluster headaches in adults;
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
•We are the exclusive supplier of devices and the final assembled and packaged commercial product of OTREXUP® (methotrexate) injection, indicated for adults with severe active rheumatoid arthritis, children with active polyarticular juvenile idiopathic arthritis and adults with severe recalcitrant psoriasis, which we developed and sold to Otter Pharmaceuticals, LLC (a subsidiary of Assertio Holdings, Inc., together with Assertio Holdings, Inc., as guarantor, individually and collectively referred to as “Otter”) in December 2021 as discussed in Note 7; and
•We developed and are the exclusive supplier of devices for Teva’s generic equivalent of Forsteo® (Teriparatide Injection) which is approved and currently sold by Teva in various countries outside the U.S.
Additionally, we are developing other devices in collaboration with various pharmaceutical partners and advancing other internal research and development programs.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of Antares Pharma, Inc. and its two wholly-owned foreign subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, all of the information and footnotes required by GAAP for complete financial statements is not included. All intercompany accounts and transactions have been eliminated in consolidation. We believe all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements and unaudited condensed footnote disclosures thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Cash and Cash Equivalents
Cash and cash equivalents represent demand deposits at commercial banks and highly liquid investments with an original maturity of three months or less. Cash equivalents, consisting of investments in money market funds and bank certificate of deposits, are remeasured and reported at fair value each reporting period based on quoted market prices, which is a Level 1 input within the three-level valuation hierarchy for disclosure of fair value measurements, and totaled $26,631 and $26,889 as of March 31, 2022 and December 31, 2021, respectively.
Investments
From time to time, we also invest in bank certificates of deposit that are classified as held-to-maturity because of our intent and ability to hold securities to maturity. Investments with original maturities greater than three months but less than one year are classified as short-term investments on the Condensed Consolidated Balance Sheets. The investment securities are carried at their amortized cost and fair value is determined by quoted market prices for identical or similar securities. The carrying value of our short-term investments as of March 31, 2022 and December 31, 2021 approximate fair value.
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
Expenditures, including interest costs, for assets under construction and internal use software that are not yet ready for their intended use are capitalized and will be depreciated based on the above guidelines when placed in service. Costs associated with repairs and maintenance are expenses as incurred.
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
The determination of certain reserves and sales allowances requires us to make a number of judgements and estimates to reflect our best estimate of the transaction price and the amount of consideration to which we believe we would be ultimately entitled to receive. The expected value is determined based on unit sales data, contractual terms with customers and third-party payers, historical and estimated future percentage of rebates incurred on sales, historical and future insurance plan billings, any new or anticipated changes in programs or regulations that would impact the amount of the actual rebates, customer purchasing patterns, product expiration dates and levels of inventory in the distribution channel. Reserves for prompt payment discounts are recorded as a reduction in accounts receivable in the Condensed Consolidated Balance Sheets. Reserves for returns, distributor fees, rebates and customer co-pay support programs are included within current liabilities in the Condensed Consolidated Balance Sheets.
Partnered Product Sales
We are party to several license, development, supply and distribution arrangements with pharmaceutical partners, under which we produce and are the exclusive supplier of certain products, devices and/or components. Revenue is recognized when or as control of the goods transfers to the customer as discussed below.
We are the exclusive supplier of the Makena® subcutaneous auto injector product to Covis and beginning in December 2021, the exclusive supplier of OTREXUP® to Otter. Because these products are custom manufactured for each customer with no alternative use and we have a contractual right to payment for performance completed to date, control is continuously transferred to the customer as the product is produced pursuant to firm purchase orders. Revenue is recognized over time using the output method based on the contractual selling price and number of units produced. The amount of revenue recognized in excess of the amount shipped/billed to the customer, if any, is recorded as contract assets in the Condensed Consolidated Balance Sheets due to the short-term nature in which the amount is ultimately expected to be billed and collected from the customer.
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
Our typical payment terms for development contracts may include an upfront payment equal to a percentage of the total contract value with the remaining portion to be billed upon completion and transfer of the individual deliverables or satisfaction of the individual performance obligations. We record a contract liability for cash received in advance of performance, which is presented within deferred revenue and deferred revenue, long-term in the Condensed Consolidated Balance Sheets and recognized as revenue in the Consolidated Statements of Operations when the associated performance obligations have been satisfied. We recognized $1,670 in licensing and development revenue in connection with contract liabilities that were outstanding as of December 31, 2021 and satisfied during the three months ended March 31, 2022.
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
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders and development contract deliverables for which work has not been completed or orders fulfilled and excludes potential purchase orders under ordering-type supply contracts with indefinite delivery or quantity. As of March 31, 2022, the aggregate value of remaining performance obligations, excluding contracts with an original expected length of one year or less, was $13,989. We expect to recognize revenue on the remaining performance obligations over the next three years, with the majority being recognized in the next twelve months.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 3.     Inventories
Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw material	$325	$325
Work in process	8,615	6,784
Finished goods	2,651	4,435
Total inventories, net	$11,591	$11,544
A reserve is recorded for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasted future sales, which was $764 and $214 as of March 31, 2022 and December 31, 2021, respectively.
Note 4.     Property and Equipment
Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Production molds, tooling and equipment	$22,113	$22,069
Leasehold improvements	7,656	7,559
Furniture, fixtures and office equipment	912	907
Computer equipment and software	1,977	1,717
Construction and tooling in process	6,990	6,942
Total property and equipment	39,648	39,194
Less: Accumulated depreciation	(13,921)	(13,179)
Total property and equipment, net	$25,727	$26,015
Depreciation expense was $742 and $689 for the three months ended March 31, 2022 and 2021, respectively. We capitalized $0 and $17 interest costs associated with construction of property and equipment during the three months ended March 31, 2022 and 2021, respectively.
Note 5.     Long-term Debt
Term Loan
On June 6, 2017, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., for a term loan of up to $35,000 (the “Term Loan”), under which we initially borrowed $25,000 (“Tranche I”). the proceeds of which were used for working capital and general corporate purposes. The Term Loan was secured by substantially all of our assets, excluding intellectual property, and accrued interest at a calculated prime-based variable rate with a maximum of 9.50%. The interest rate in effect as of March 31, 2021 was 8.50%. Payments under the loan were interest-only until the first principal payment was due.
On June 26, 2019, we entered into a First Amendment (the “Amendment”) to the Loan Agreement, which increased the aggregate principal amount available under the Term Loan from $35,000 to $50,000 and extended the interest-only payment period of the Term Loan to August 1, 2021. Under the Amendment, the interest-only period could be further extended to August 1, 2022 if we achieved a certain loan extension milestone, requested such extension by July 31, 2021, and paid an extension fee equal to one half of one percent of the principal amount outstanding. Upon signing of the Amendment, an additional $15,000 (“Tranche II”) was funded to us. The Term Loan maturity date remained July 1, 2022; however, the Term Loan could be extended to July 1, 2024 contingent upon satisfaction of a certain loan extension milestone. We were eligible, but not obligated, to request one or more additional advances of at least $5,000, not to exceed $10,000 in the aggregate (“Tranche III”). Our option to request additional advances expired on October 31, 2020.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We were required to pay an end of term fee (“End of Term Charge”) equal to 4.25% of Tranche I and 3.95% of the borrowings under Tranche II, payable upon the earlier of July 1, 2022 or repayment of the Term Loan. The Loan Agreement also imposed a prepayment fee of 1.0% to 3.0% if any or all of the balance was prepaid prior to the maturity date.
In July 2021, having previously met the loan extension milestone, we requested that the interest-only period be extended to August 1, 2022 and the maturity date be extended to July 1, 2024 in accordance with the terms of the Amendment. Hercules Capital, Inc. granted the extension of the interest-only period and maturity date and waived the extension fee. In June and September 2021, we made principal prepayments of $15,000 and $5,000, respectively, and paid a 1.0% prepayment fee.
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
As of March 31, 2022 and December 31, 2021, we had $19,625 and $20,000 outstanding under our Term Loan Facility, respectively, with a carrying value of $19,391 and $19,741, respectively, which consisted of the principal balance outstanding, less unamortized debt issuance costs that are being amortized/accrued to interest expense over the term of the Term Loan Facility using the effective interest rate method. The fair value of our debt is estimated to approximate the carrying value based on our understanding of current market conditions and rates we could obtain for similar loans.
As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, including no outstanding letters of credit drawn from the Revolving Credit Facility or Swingline loans. Commitment fees are payable on the unused portion of the Revolving Credit Facility at rates between 0.30% and 0.45% based on our Consolidated Total Leverage Ratio, as defined in the Credit Agreement and below, remeasured quarterly. For the three months ended March 31, 2022, commitment fees incurred totaled $18.
As defined in the Credit Agreement governing the Term Loan Facility, principal payments of the outstanding term loans are due in consecutive quarterly installments on the last business day of each of March, June, September and December, commencing on March 31, 2022. A principal payment of $375 was made on March 31, 2022. The Credit Agreement also requires prepayment of the outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of (i) any incurrence or issuance of certain debt, other than debt permitted under the Credit Agreement; (ii) issuance of equity other than that associated with employee compensation; and (iii) certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions. We may voluntarily prepay outstanding loans under the Term Facility at any time without premium or penalty. All obligations under the Term Facility are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiaries.
Borrowings made under the Credit Agreement bear interest at a rate per annum equal to either the Base Rate or LIBOR plus the Applicable Margin, as defined in the Credit Agreement. Swingline loans bear interest at a rate per annum equal to the Base Rate plus the Applicable Margin. The Applicable Margin is based on the Consolidated Total Leverage Ratio, as defined in the Credit Agreement and below, remeasured quarterly. Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) LIBOR for an interest period of one month plus 1.0%. In the event of default, we no longer have the option to request LIBOR rate loans, Swingline Loans or Letters of Credit and all outstanding financial instruments will bear interest at a rate per annum of 2.0% in excess of the calculated interest rate.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We have the option to select either the Base Rate or LIBOR as the rate of interest for the Term Loan and Revolving Credit Facilities, along with an interest period of either 1-month, 3-months or 6-months. Upon cessation of LIBOR on June 30, 2023, an appropriate benchmark replacement will be determined pursuant to the terms of the Credit Agreement. We have not yet evaluated the impact the cessation of LIBOR will have on our financial condition and results of operations. As of March 31, 2022, the Applicable Margin was 1.50% for Base Rate loans and 2.50% for LIBOR loans with a 1-month LIBOR selected as the rate of interest for the Term Loan Facility. The weighted average interest rate on the Term Loan Facility outstanding balance during the three months ended March 31, 2022 was approximately 2.65%.
Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including, among others, restrictions on our ability to incur debt; create liens; make investments; merge, consolidate or dispose of assets or subsidiaries; enter into transactions with affiliates; modify accounting practices, our year end and organizational documents; pledge assets; revise nature of business; perform sale leasebacks; and enter into any restrictive agreements and customary events of default (including payment defaults, covenant defaults, change of control defaults and bankruptcy defaults). The Credit Agreement also contains financial covenants, including the ratio of consolidated total indebtedness to consolidated earnings before income, taxes, depreciation and amortization (“Consolidated EBITDA”) (“Consolidated Total Leverage Ratio”), as defined in the Credit Agreement” and the ratio of consolidated senior secured indebtedness to Consolidated EBITDA (“Consolidated Senior Secured Leverage Ratio”), as well as the ratio of Adjusted EBITDA to consolidated fixed charges (“Consolidated Fixed Charge Coverage Ratio”), as defined in the Credit Agreement. These covenants restrict our ability to purchase outstanding shares of our common stock. As of March 31, 2022 and December 31, 2021, we were in compliance with all affirmative, negative and financial covenants.
Future principal payments under the Term Loan Facility are as follows:

Future Principal Payments
Remainder of 2022	$1,125
2023	1,500
2024	17,000
Total future principal payments	$19,625
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
Stock Options
Stock option activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	15,577	$2.83
Granted	92	3.53
Exercised	(343)	2.66
Cancelled / Forfeited	(238)	3.56
Outstanding as of March 31, 2022	15,088	2.83	6.28	$19,976
Exercisable as of March 31, 2022	10,292	$2.45	5.17	$16,998

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Long-term Incentive Program
PSU and RSU award activity under the Plan is as follows:

	Performance Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,328	$3.04	1,504	$3.62
Incremental shares earned	8	2.92	—	—
Cancelled / Forfeited	(215)	2.93	—	—
Vested / Settled	(305)	3.04	—	—
Outstanding as of March 31, 2022	816	$3.06	1,504	$3.62
The LTIP awards that vested during the three months ended March 31, 2022 and 2021 were net-share settled such that we withheld shares with a value equivalent to the employees’ tax obligations for applicable income and other employment taxes, and remitted cash to the appropriate taxing authorities. We withheld 140 and 348 shares during the three months ended March 31, 2022 and 2021, respectively, to satisfy tax obligations, which was determined based on the fair value of the shares on their vesting date equal to our closing stock price on such date. We paid $521 and $1,619 during the three months ended March 31, 2022 and 2021, respectively, to taxing authorities for the employees’ tax obligations, which is reflected as a cash outflow from financing activities within the Condensed Consolidated Statements of Cash Flows. Net-share settlements have the effect of share repurchases as they reduce the number of shares that would have otherwise been issued as a result of the vesting.
Members of our Board of Directors also receive grants of RSUs that vest in full one year from the date of grant. Directors may elect to defer receipt of vested shares until retirement or separation from the Board. No shares were vested and deferred under this election during the three months ended March 31, 2022 and 2021.
Share-based Compensation Expense
Compensation costs incurred in connection with share-based awards are as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	$1,004	$887
Restricted stock units	708	566
Performance stock units	228	152
Total share-based compensation expense	$1,940	$1,605
Note 7.    Sale of Assets
In December 2021, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Otter Pharmaceuticals, LLC (a subsidiary of Assertio Holdings, Inc., together with Assertio Holdings, Inc., as guarantor, individually and collectively referred to as “Otter”) to sell certain worldwide assets used in the operation of the OTREXUP® product line for $44,021 of which we received $18,000 at closing and will receive the remaining $26,021 in installments over a one-year period. As of December 31, 2021, we recorded an increase to the purchase price for estimated changes in closing inventory to be transferred. The Asset Purchase Agreement included the transfer of OTREXUP® patents, trademark and intellectual property, product finished goods and sample inventory, and certain other contracts associated with the OTREXUP® product line. Subject to the terms of the OTREXUP® Asset Purchase Agreement, we generally retained ownership (and related liabilities) of assets not solely related to the OTREXUP® product line. We also agreed via the execution of a separate supply agreement to continue to manufacture and supply OTREXUP® and sample products to Otter at cost plus mark-up. Further, we entered into a license agreement with Otter pursuant to which we granted Otter a worldwide, exclusive, fully paid-up license to certain patents relating to OTREXUP® that may relate to our other products.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We recorded the entire $38,591 gain on sale of assets in the Consolidated Statements of Operations for the year ended December 31, 2021 as all requirements of the agreement were determined to have been met and it was probable that a significant reversal of the gain would not occur. The gain included the purchase price of $44,021 adjusted for estimated changes in closing inventory to be transferred less the net book value of the assets sold and direct transaction costs. The remaining $26,311 purchase price to be received was classified as other receivables in the Consolidated Balance Sheets as of December 31, 2021, and we recognized $17,825 of net proceeds from the sale of assets in the Statements of Cash Flows for the year ended December 31, 2021. As of March 31, 2022, the receivable was reduced to $26,006 for payments to be made by Otter directly to our vendor for inventory purchased in the transaction.
Note 8.     Revenue, Significant Customers and Concentration of Risk
We disaggregate our revenue by type of goods and services and customer location.

	Three Months Ended March 31,
	2022	2021
Types of Goods and Services
Proprietary product sales, net	$17,276	$18,732
Partnered product sales	14,827	10,403
Total product revenue, net	32,103	29,135
Licensing and development revenue	4,191	4,984
Royalties	5,263	7,964
Total revenue, net	$41,557	$42,083

Customer Location
U.S.	$40,096	$40,631
Europe	1,461	1,452
Total revenue, net	$41,557	$42,083
Customers from which we derived 10% or more of our total net revenue are as follows:

	Three Months Ended March 31,
	2022	2021
Teva	46%	43%
McKesson Corporation [1]	13%	13%
Cardinal Health [1]	11%	11%
AmerisourceBergen Corporation [1]	<10%	13%
1     Revenue from sales to distributors, net of estimated sales returns and allowances based on shipments.
Note 9.     Income Taxes
Our gross unrecognized tax benefits as of March 31, 2022 was $2,057 with no material changes during the three months then ended. There are no interest or penalties accrued in relation to unrecognized tax benefits. We will classify any future interest and penalties as a component of income tax expense. We are subject to federal and state examinations for the years 2018 and thereafter.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 10.     Earnings (Loss) per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the daily weighted-average number of common shares outstanding for the applicable period. Diluted earnings (loss) per common share is computed in a similar manner, except that the weighted average number of shares outstanding is increased to reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted earnings (loss) per share contemplates a complete conversion to common shares of all convertible instruments only if such instruments are dilutive in nature with respect to earnings (loss) per common share. The following table sets forth the computation for basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2,321)	$3,793

Weighted average common shares outstanding	170,104	167,822
Dilutive effects of stock options and share-based awards issuable under equity compensation plans [1]	—	7,086
Weighted average dilutive common shares outstanding	170,104	174,908

Earnings (loss) per common share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Anti-dilutive common stock equivalents [2]	3,178	471
1 For the three months ended March 31, 2022, 4,633 common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the loss from continuing operations.
2 These common stock equivalents were outstanding for the period but were not included in the computation of diluted earnings (loss) per share for those periods as their inclusion would have had an anti-dilutive effect.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 11.     Commitments and Contingencies
Contingent Considerations
In October 2021, we entered into an exclusive license agreement (the “TLANDO® License Agreement”) with Lipocine for the product TLANDO® (testosterone undecanoate) in the U.S., a twice-daily oral formulation of testosterone for testosterone replacement therapy indicated for conditions associated with a deficiency or absence of endogenous testosterone, or hypogonadism in adult males. We paid Lipocine an upfront payment of $11,000 upon execution of agreement. Lipocine is eligible for additional milestone payments up to $10,000, minimum tiered royalty payments of $4,500 over the first three years after commercialization has occurred and commercial milestones up to $160,000 based on net sales of TLANDO® in the U.S. FDA approval was granted on March 28, 2022 with commercial launch expected in the second quarter of 2022. The additional milestone and commercial milestone payments are contingent on future events and will be accrued when they are both probable and estimable.
We also have the option to license and develop LPCN 1111 (TLANDO XR) in the U.S., a potential once daily oral testosterone product containing testosterone tridecanoate in development for the treatment of hypogonadism in adult males, for an additional $4,000 in license fees to be paid in two installments upon exercise of the option, if exercised. The option to license and develop LPCN 111 (TLANDO XR) will be accrued and expensed to research and development when and only if we decide to exercise our option. In April 2022, the TLANDO® License Agreement was amended and $500 of the $4,000 was paid to Lipocine to extend the deadline in which we have to exercise the option to license and develop TLANDO XR to June 30, 2022. No decision had been made as of March 31, 2022 to exercise the option; therefore, no accrual was recorded.
Pending Litigation
From time to time, we may be involved in various legal matters generally incidental to our business. Although the results of litigation and claims cannot be predicted with certainty, after discussion with legal counsel, we are not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on our condensed consolidated financial condition, liquidity, or results of operations.
On October 23, 2017, Randy Smith filed a complaint in the District of New Jersey, captioned Randy Smith, Individually and on Behalf of All Others Similarly Situated v. Antares Pharma, Inc., Robert F. Apple and Fred M. Powell (“Smith”), Case No. 3:17-cv-08945-MAS-DEA, on behalf of a putative class of persons who purchased or otherwise acquired Antares securities between December 21, 2016 and October 12, 2017, inclusive, asserting claims for purported violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Antares, Robert F. Apple and Fred M. Powell. The Smith complaint contends that defendants made false and/or misleading statements and/or failed to disclose that: (i) Antares had provided insufficient data to the FDA in connection with the NDA for XYOSTED®; and (ii) accordingly, Antares had overstated the approval prospects for XYOSTED®. On July 27, 2018, the court entered an order appointing Serghei Lungu as lead plaintiff, Pomerantz LLP as lead counsel, and Lite DePalma Greenberg, LLC as liaison counsel for plaintiff. On August 3, 2018, the parties submitted a stipulation and proposed order, setting forth an agreed-upon schedule for responding to the complaint, which the court granted. Pursuant to that order, plaintiff filed a Consolidated Amended Class Action Complaint on October 9, 2018. On November 26, 2018, defendants filed a motion to dismiss. Plaintiff filed an opposition to the motion on January 10, 2019 and defendants filed a reply in support of their motion on February 25, 2019. On July 2, 2019, the court dismissed the complaint in its entirety without prejudice. On July 29, 2019, plaintiff filed a Consolidated Second Amended Class Action Complaint against the same parties alleging substantially similar claims. On September 12, 2019, defendants filed a motion to dismiss the Consolidated Second Amended Class Action Complaint. Plaintiffs’ opposition was filed on October 28, 2019 and defendants’ reply in support of their motion was filed on November 27, 2019. On April 28, 2020, the court dismissed the Consolidated Second Amended Class Action Complaint in its entirety. The court further ordered that plaintiff may file an amended complaint by May 29, 2020 and provide the court with a form of the amended complaint that indicates in what respect(s) it differs from the complaint which it proposes to amend. On May 29, 2020, plaintiff filed a Consolidated Third Amended Class Action Complaint and defendants filed a motion to dismiss on July 10, 2020. Briefing on defendants’ motion was complete on August 25, 2020. On February 26, 2021, the court granted defendants’ motion to dismiss with prejudice, and on March 29, 2021 the plaintiff filed a notice of appeal. On June 21, 2021, plaintiff-appellant filed his opening brief. Defendants-appellees’ response brief was filed on August 4, 2021 and plaintiff-appellant’s reply was filed on September 8, 2021. On January 25, 2022, the Third Circuit ruled in defendants’ favor affirming dismissal. Plaintiffs have not appealed to the U.S. Supreme Court, and the deadline for doing has passed.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

On January 12, 2018, a stockholder of the Company filed a derivative civil action, captioned Chiru Mackert, derivatively on behalf of Antares Pharma, Inc., v. Robert F. Apple, et al., in the Superior Court of New Jersey Chancery Division, Mercer County (Case No. C-000011-18). On January 17, 2018, another stockholder filed a derivative action in the same court, captioned Vikram Rao, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (Case No. C-000004-18). Both complaints name Robert F. Apple, Fred M. Powell, Thomas J. Garrity, Jacques Gonella, Anton Gueth, Leonard S. Jacob, Marvin Samson and Robert P. Roche, Jr. as defendants, and the Company as nominal defendant, and they assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from the same facts underlying the Smith securities class action. The plaintiffs seek damages, corporate governance and internal procedure reforms and improvements, restitution, reasonable attorneys’ fees, experts’ fees, costs, and expenses. The parties have filed a stipulation and order consolidating the two actions and staying the proceedings pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021 and a notice of appeal was filed on March 29, 2021. On January 25, 2022, the Third Circuit ruled in defendants’ favor affirming dismissal of the securities fraud class action. Plaintiffs have not appealed to the U.S. Supreme Court, and the deadline for doing so has passed.
On January 17, 2018, a stockholder of the Company filed a derivative civil action, captioned Robert Clark, Derivatively on Behalf of Antares Pharma, Inc. v. Robert F. Apple, et al. (“Clark”) (Case No. 3:18-cv-00703-MAS-DEA), against Robert F. Apple, Thomas J. Garrity, Jacques Gonella, Leonard S. Jacob, Marvin Samson, Anton G. Gueth and Robert P. Roche, Jr. as defendants, and the Company as a nominal defendant. The action was filed in the U.S. District Court for the District of New Jersey and asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and a violation of Section 14(a) of the Securities Exchange Act of 1934. This complaint relates to the same facts underlying the Smith securities class action and the other derivative actions. The plaintiff in Clark seeks damages, corporate governance and internal procedure reforms and improvements, reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses. The parties have filed a stipulation and order staying the action pending the court’s decision on defendants’ motion to dismiss the Smith action; the motion to dismiss in Smith was granted on February 26, 2021 and a notice of appeal was filed on March 29, 2021. After the expiration of all appeals related to the Smith dismissal, the parties shall submit a proposed order regarding the derivative action. On January 25, 2022, the Third Circuit ruled in defendants’ favor affirming dismissal of the securities fraud class action. Plaintiffs have not appealed to the U.S. Supreme Court, and the deadline for doing so has passed.
See Note 12 for further discussion regarding ligation related to the Merger Agreement, as defined there.
Note 12.     Subsequent Events
Merger Agreement
On April 12, 2022, we entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Halozyme Therapeutics, Inc., a Delaware corporation (“Halozyme”) and Atlas Merger Sub, Inc., a Delaware corporation (“Atlas”), a wholly owned subsidiary of Halozyme. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Atlas commenced a cash tender offer (the “Offer”) on April 26, 2022 to acquire all of the outstanding shares of common stock of Antares, $0.01 par value per share (the “Shares”), at a purchase price of $5.60 per share in cash (the “Offer Price”), without interest and subject to any withholding of taxes required by applicable legal requirements. Following the completion of the Offer and satisfaction or waiver of certain conditions set forth in the Merger Agreement, Atlas will merge with and into Antares, with Antares surviving as a wholly owned subsidiary of Halozyme (the “Merger”), and each Share issued and outstanding immediately prior to the effective time of the Merger (other than Shares (a) held by the Company, Halozyme, any other direct or indirect wholly owned subsidiary of Halozyme (other than Atlas) or by stockholders of the Company who have properly exercised and perfected their statutory rights of appraisal under Delaware law or (b) irrevocably accepted for purchase in the Offer) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest and subject to any withholding of taxes required by applicable legal requirements.
The obligation of Atlas to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including (1) that the number of Shares validly tendered in accordance with the terms of the Offer and not validly withdrawn, considered together with all other Shares otherwise beneficially owned by Halozyme or any of its wholly owned subsidiaries (including Atlas) (but excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been received, as defined by Section 251(h)(6) of the Delaware General Corporation Law (the “DGCL”)), would represent one more than 50% of the total number of Shares outstanding at the time of the expiration of the Offer, (2) the expiration or termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), as amended, and (3) and those other conditions set forth in the Merger Agreement.

ANTARES PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The acquisition is expected to close in the first half of 2022.
Legal Proceedings
Between April 27, 2022 and May 6, 2022, seven complaints were filed in federal court by purported stockholders of the Company regarding the transactions contemplated by the Merger Agreement alleging violations of federal securities laws. The first complaint was filed on April 27, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the Southern District of New York, captioned Shiva Stein v. Antares Pharma, Inc., et al., Case No. 1:22-cv-03426 (the “Stein Complaint”). The second complaint was filed on April 30, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the Eastern District of New York, captioned Joe Berry v. Antares Pharma, Inc., et al., Case No. 1:22-cv-02483. The third complaint was filed on May 3, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the Southern District of New York, captioned Joseph Ochoa v. Antares Pharma, Inc., et al., Case No. 1:22-cv-03550 (the “Ochoa Complaint”). The fourth complaint was filed on May 4, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the Eastern District of New York, captioned Denise Redfield v. Antares Pharma, Inc., et al., Case No. 1:22-cv-02550. The fifth complaint was filed on May 5, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the District of Delaware, captioned Jordan Wilson v. Antares Pharma, Inc., et al., Case No. 1:22-cv-00604. The sixth complaint was also filed on May 5, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the Eastern District of Pennsylvania, captioned Matthew Hopkins v. Antares Pharma, Inc., et al., Case No. 2:22-cv-01751. The seventh complaint was filed on May 6, 2022, by a purported Company stockholder against the Company and each member of the Board of Directors in the United States District Court for the Southern District of New York, captioned Richard Lawrence v. Antares Pharma, Inc., et al., Case No. 1:22-cv-03693 (the “Lawrence Complaint”).
The plaintiffs generally contend that the Solicitation/Recommendation Statement on Schedule 14D-9, filed on April 26, 2022, contains alleged material misstatements or omissions regarding the transactions contemplated by the Merger Agreement. Each of the complaints, other than the Lawrence Complaint, allege violations of Section 14(d) of the Exchange Act, and all of the complaints allege violations of Section 14(e) of the Exchange Act and Rule 14d-9 thereunder against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. Each of the complaints seek injunctive relief preventing the consummation of the Transactions, an award of plaintiff’s expenses including attorneys’ fees and expenses and such other relief the court may deem just and proper. Each of the complaints, other than the Ochoa Complaint, also seek rescissory damages or rescission to the extent the transactions contemplated by the Merger Agreement are consummated. Additionally, the Stein Complaint, the Ochoa Complaint and the Lawrence Complaint seek an accounting of damages. We believe the claims asserted in each of the complaints are without merit.

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

Our MD&A, the purpose of which is to provide investors and others with information that we believe to be necessary for understanding our financial condition, changes in financial condition and results of operations, should be read in conjunction with the condensed consolidated financial statements and related condensed footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q. The terms “Antares,” “we,” “our,” “us” or the “Company” in this Quarterly Report on Form 10-Q, unless the context otherwise requires, refer to Antares Pharma, Inc. and its wholly owned subsidiaries.
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. Undue reliance should not be placed on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “may,” “continue” or other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property, our commercial operations and product development. In particular, these forward-looking statements include, among others, statements about:
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
•our expectations regarding the manufacturing and commercialization of TLANDO® in the U.S. under a licensing agreement with Lipocine Inc. (“Lipocine”), and future sales and revenue from the same;
•our expectations regarding whether we will exercise the option for LPCN 1111 (“TLANDO XR”) and, if exercised, the future timing and success of the clinical development program for TLANDO XR and future FDA approval, market acceptance and revenue from the same;
•our expectations regarding future sales of OTREXUP® (methotrexate) injection to Otter Pharmaceuticals, LLC (a wholly owned subsidiary of Assertio Holdings, Inc., together with Assertio Holdings, Inc., as guarantor, individually and collectively referred to as “Otter”), as well as the ability of Otter to pay remaining installment payments of the purchase price;
•our expectations regarding the ability of our partner, Teva Pharmaceutical Industries, Ltd. (“Teva”), to continue to commercialize Epinephrine Injection USP, the generic equivalent version of EpiPen® (“generic epinephrine injection”), and any future revenue related thereto;

•our expectations regarding the ability of Covis Group S.a.r.l. (“CG”), who acquired AMAG Pharmaceuticals, Inc. (“AMAG”) (collectively CG and AMAG are herein after referred to as “Covis”) in November 2020, to continue to commercialize Makena® (hydroxyprogesterone caproate injection) and our continued future sales to Covis and royalty revenue from the same, in light of the U.S. Food and Drug Administration’s (“FDA”) proposal to withdraw approval of Makena®, and the timing and outcome of any hearings and future regulatory actions by the FDA;
•our expectations regarding continued sales of Sumatriptan Injection USP to our partner, Teva, and Teva’s ability to distribute and sell Sumatriptan Injection USP;
•our expectations regarding continued product development with Teva of the teriparatide disposable pen injector, Teva’s ability to obtain FDA approval and AB-rating for the product, and if approved, Teva’s ability to successfully commercialize the teriparatide disposable pen injector product outside the U.S.;
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
•our sales and marketing plans;
•our expectations about our future revenues, our cash flows and our ability to support our operations and maintain profitability;
•our estimates and expectations regarding the sufficiency of our cash resources, anticipated capital requirements and our ability to obtain additional financing, if needed;
•uncertainties as to the timing of the completion of the cash tender offer (the “Offer”) by Atlas Merger Sub, Inc., a Delaware corporation (“Atlas”), a wholly owned subsidiary of Halozyme Therapeutics, Inc., a Delaware corporation (“Halozyme”), and the subsequent merger of Atlas with and into the Company, with the Company surviving as a wholly owned subsidiary of Halozyme;
•risks related to the satisfaction or waiver of the conditions to closing the proposed acquisition of the Company by Halozyme (including the failure to obtain necessary regulatory clearance) in the anticipated timeframe or at all;
•uncertainties as to how many of the Company’s stockholders will tender their shares of the Company’s common stock in the Offer and the possibility that the acquisition does not close;
•the possibility that competing offers may be made;
•risks related to the timing (including possible delays) and receipt of clearance or expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended, in connection with the transaction with Halozyme;
•disruption from the transaction with Halozyme making it more difficult to maintain business and operational relationships;

•significant transaction costs;
•the potential impact of new accounting pronouncements and tax legislation; and
•other statements regarding matters that are not historical facts or statements of current condition.
These forward-looking statements are based on assumptions that we have made considering our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance results. Forward-looking statements involve known and unknown risks, uncertainties and assumptions, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this quarterly report, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors may affect our ability to achieve our objectives, including:
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
•our inability to establish and maintain commercial capabilities, our inability to effectively market our services or obtain and maintain arrangements with our customers, partners and manufacturers;
•our inability to attract and retain key personnel;
•changes or delays in the regulatory review and approval process;
•our inability to effectively protect our intellectual property;
•costs associated with future litigation and the outcome of such litigation; and
•adverse economic and political conditions.
The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses or to the general economy. Forward-looking statements speak only as of the date on which such statements are made. Actual results could differ materially from those currently anticipated as a result of a number of risk factors, including, but not limited to, the risks and uncertainties discussed in Item 1A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
New risks and uncertainties emerge from time to time, and it is impossible for us to predict these events or how they may affect us. Forward-looking statements are qualified by some or all of these risk factors; therefore, you should consider these forward-looking statements with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. We undertake no obligation to update or revise any forward-looking statements included in this quarterly report to reflect events or circumstances after the date on which such statement is made, except as required by law. In light of these risks and significant uncertainties, you should not regard the forward-looking statements in this annual report as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, if at all. You should carefully review the disclosures and the risk factors described in Item 1A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, Item 1A of Part II of this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including Current Reports on Form 8-K.

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
We market and sell NOCDURNA® (desmopressin acetate) indicated for the treatment of nocturia due to nocturnal polyuria (“NP”) in adults who awaken at least two times per night to urinate in the U.S. under an exclusive license agreement entered into in October 2020 with Ferring. We began detailing NOCDURNA® with a soft launch in the fourth quarter of 2020 and executed a reintroduction of the product in 2021 through a comprehensive re-launch strategy to increase awareness and demand.
In October 2021, we entered into an exclusive license agreement (the “TLANDO® License Agreement”) with Lipocine for the product TLANDO® (testosterone undecanoate) in the U.S., a twice-daily oral formulation of testosterone for testosterone replacement therapy indicated for conditions associated with a deficiency or absence of endogenous testosterone, or hypogonadism in adult males. TLANDO® was granted FDA approval on March 28, 2022 with commercialization anticipated in the second quarter of 2022. Under the terms of the TLANDO® License Agreement, we paid Lipocine an upfront payment of $11.0 million. Lipocine is eligible for additional milestone payments up to $10.0 million and tiered royalty and commercial milestones based on net sales of TLANDO® in the U.S. We are responsible for the manufacturing and commercialization of TLANDO®.
The TLANDO® License Agreement also granted us the option to license and develop LPCN 1111 (TLANDO XR) in the U.S., a potential once daily oral testosterone product containing testosterone tridecanoate in development for the treatment of hypogonadism in adult males. If elected, upon exercise of the option, we will be required to pay an additional $4.0 million in license fees in two installments and will be responsible for additional development and commercial milestone payments as well as tiered royalties on net sales of TLANDO XR in the U.S. In addition, we will be responsible for completing the development program including the conduct of a Phase 3 clinical trial and applying for regulatory approval in the U.S. In April 2022, the TLANDO® License Agreement was amended (the “TLANDO® First Amendment”) and $0.5 million of the $4.0 million was paid to Lipocine to extend the deadline in which we have to exercise the option to license and develop TLANDO XR.
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

We are the exclusive supplier of the device, a variation of our VIBEX® QuickShot® subcutaneous auto injector developed by us, for the progestin hormone drug Makena® (hydroxyprogesterone caproate injection), indicated to help reduce the risk of preterm birth in women pregnant with one baby and who spontaneously delivered one preterm baby in the past. As the exclusive supplier, we perform final assembly and packaging of the commercial product and receive royalties on Covis’ net sales of the product. In October 2020, following an FDA advisory committee meeting, Covis received notice that the FDA is proposing to withdraw approval of Makena® (hydroxyprogesterone caproate injection). Covis formally requested a public hearing in response to the FDA’s proposal to withdraw its approval. In April 2022, the FDA granted Covis a virtual public hearing to be scheduled in September or October 2022. Covis has stated that it remains committed to working with the FDA to maintain patient access to Makena® as a treatment option to reduce pre-term birth.
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
In November 2019, we entered into a global agreement with Idorsia to develop a novel, drug-device product containing selatogrel. The new chemical entity selatogrel is being developed for the treatment of a suspected AMI in adult patients with a history of AMI. Idorsia will pay for the development of the combination product and will be responsible for applying for and obtaining global regulatory approvals for the product. The parties intend to enter into a separate commercial license and supply agreement pursuant to which we will provide fully assembled and labelled product to Idorsia at cost plus mark-up. Idorsia will then be responsible for global commercialization of the product, pending FDA or foreign approval. We will be entitled to receive royalties on net sales of the commercial product. In June 2021, Idorsia announced it initiated its Phase 3 registration study to evaluate the efficacy and safety of self-administered subcutaneous selatogrel. The study will enroll approximately 14,000 patients who are at high risk of recurrent AMI, at approximately 250 sites in approximately 30 countries.
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
In July 2021, the FDA accepted our IND for ATRS-1902 enabling us to initiate our Phase 1 clinical study. In January 2022, we announced the positive results from the Phase 1 clinical study and were granted Fast Track designation by the FDA. The positive results support the advancement of our ATRS-1902 development program to a pivotal clinical study using our Vai™ novel proprietary rescue pen platform to deliver a liquid stable formulation of hydrocortisone. We anticipate starting this pivotal clinical study in the second quarter of 2022 and expect to submit a 505(b)(2) NDA with the FDA by the end of 2022 pending the success of the pivotal clinical study.

We have initiated development of a proprietary drug device combination product utilizing our rescue pen technology for a rare immunology disorder, identified as ATRS-1903. Formulation development work has been conducted and we anticipate progressing this towards initial clinical testing to evaluate PK and tolerability in human subjects.
Merger Agreement
On April 12, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Halozyme and Atlas will acquire all of the outstanding common stock of Antares Pharma, Inc. for $5.60 per share in cash (the “Offer Price”), without interest and subject to any withholding of taxes required by applicable legal requirements. Under the terms of the Merger Agreement, Halozyme commenced an Offer to acquire all of the outstanding shares of Antares on April 26, 2022. The closing of the Offer will be subject to certain conditions, including the tender of shares representing at least a majority of the total number of Antares outstanding shares of common stock, the expiration or termination of the HSR waiting period, and other customary closing conditions. Following the successful completion of the Offer, Halozyme will acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price. The acquisition is expected to close in the first half of 2022.
COVID-19
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China, and has since spread worldwide, including every state in the U.S. On March 11, 2020, the World Health Organization declared the outbreak a Pandemic and on March 13, 2020, the U.S. declared a national emergency with respect to the outbreak. The Pandemic has impacted global economic activity and led to disruptions in supply chain, labor shortages, business closures, travel restrictions and other health, safety and social distancing requirements.
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
We have implemented a hybrid work environment with the ability to shift remote as necessary to limit the number of individuals in our facilities to those necessary for essential functions such as research, development, manufacturing and supply. While our field-based team has resumed in-person interaction with fewer restrictions, we believe we are also well-positioned with our virtual capabilities to continue to engage healthcare professionals and patients through the ongoing Pandemic and beyond. Although, we have not experienced significant delays or disruption in our development programs or significant demand reductions for our partnered products due to the Pandemic, we continue to monitor the situation, including COVID-19 variants, for potential effects on our or our partners’ clinical trials or delays or disruptions in activities with the FDA.
Although, we have taken measures to help minimize the potential impact of the Pandemic on our business, given the fluidity of the Pandemic and other macroeconomic factors, we are unable to estimate the impact the Pandemic has had on our operations or cash flows as of the date of this filing. We also believe there continues to be uncertainty around the timing and duration of any potential future disruptions due to the COVID-19 variants and the magnitude of any potential impact. As a result, we are unable to estimate the potential impact on future operations or cash flows as of the date of this filing. For more information on these risks see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.
Results of Operations
The following is an analysis and discussion of our operations for the three months ended March 31, 2022 as compared to the same period in 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

Revenue, Net
We generate revenue from proprietary and partnered product sales, license and development activities and royalty arrangements. The following table provides details about the components and drivers of our overall revenue growth:

(in thousands)	Three Months Ended March 31,		Increased / (Decreased)
	2022	2021	$	%
Proprietary product sales, net	$17,276	$18,732	$(1,456)	(7.8)%
Partnered product sales	14,827	10,403	4,424	42.5%
Total product revenue, net	32,103	29,135	2,968	10.2%
Licensing and development revenue	4,191	4,984	(793)	(15.9)%
Royalties	5,263	7,964	(2,701)	(33.9)%
Total revenue, net	$41,557	$42,083	$(526)	(1.2)%
Product Revenue, Net
Net revenue from product sales for the three months ended March 31, 2022 increased 10.2% over the same period in the prior year primarily driven by higher shipments of sumatriptan, epinephrine and teriparatide auto injectors to Teva and an increase in XYOSTED® proprietary product sales. The overall increase was partially offset by a reduction in OTREXUP® proprietary sales due to the sale of the OTREXUP® product line to Otter in December 2021.
Sales of our proprietary products XYOSTED® and NOCDURNA® (and OTREXUP® during the three months ended March 31, 2021) are presented net of estimated product returns and sales allowances. FDA approval was granted on March 28, 2022 to commercialize TLANDO® with no sales transacted in the three months ended March 31, 2022 prior to timing of the approval. The decreases in proprietary product sales of 7.8% for the three months ended March 31, 2022 was primarily attributable to a reduction in OTREXUP® proprietary sales due to the sale of the OTREXUP® product line to Otter in December 2021 which is now commercialized by Otter, partially offset by continued growth in prescriptions and sales of XYOSTED® and NOCDURNA®.
We also manufacture and sell devices, components and fully assembled and packaged product to our partners. Partnered product sales increased 42.5% for the three months ended March 31, 2022 primarily due to higher shipments of sumatriptan, epinephrine and teriparatide auto injectors to Teva.
Licensing and Development Revenue
Licensing and development revenues include license fees received from partners for the right to use our intellectual property and amounts earned in joint development arrangements with partners under which we perform joint development activities or develop new products on their behalf. Licensing and development revenue decreased 15.9% for the three months ended March 31, 2022 primarily as a result of fluctuations in timing of the various stages and phases of development activities, along with a decline in development activities with Pfizer.
Royalties
Royalty revenue decreased 33.9% for the three months ended March 31, 2022, principally driven by a reduction in royalties from Teva on its net sales of generic EpiPens®, partially offset by higher royalties from Covis on its net sales of Makena®.

Cost of Revenue
The following table summarizes our cost of product sales and development revenue:

(in thousands)	Three Months Ended March 31,		Increased / (Decreased)
	2022	2021	$	%
Cost of product sales	$15,648	$12,498	$3,150	25.2%
Cost of development revenue	3,119	3,947	(828)	(21.0)%
Total cost of revenue	$18,767	$16,445	$2,322	14.1%
Fluctuations in cost of product sales is generally a function of the product revenue mix. Proprietary products generally have a lower cost of sales as a percentage of revenue than partnered product sales. Accordingly, as partner sales increased and proprietary sales decreased in the comparative period, the relative total cost of product sales for the three months ended March 31, 2022 increased.
Cost of development revenue decreased 21.0% for the three months ended March 31, 2022 primarily due to, and consistent with, the quarter over quarter decline in development revenue from partnered development activities as shown in the revenue table above.
Research and Development Expenses
Research and development (“R&D”) expenses consist of external costs for clinical studies and analysis activities, formulation development, engineering design work and prototype development, FDA application fees, personnel costs and other general operating expenses associated with our R&D activities.

(in thousands)	Three Months Ended March 31,		Increased / (Decreased)
	2022	2021	$	%
Research and development	$5,008	$2,640	$2,368	89.7%
R&D expenses increased 89.7% for the three months ended March 31, 2022 primarily due to higher employee compensation expense, increased clinical development activities for our ongoing internal development programs including, but not limited to, ATRS-1901 and ATRS-1902, and higher fees for professional services. Overall, R&D expense fluctuates based on phases of development and timing of clinical studies, including internal and external development costs incurred.
Selling, General and Administrative Expenses

(in thousands)	Three Months Ended March 31,		Increased / (Decreased)
	2022	2021	$	%
Selling, general and administrative	$20,602	$17,607	$2,995	17.0%
Selling, general and administrative expenses increased 17.0% for the three months ended March 31, 2022 primarily driven by increased sales and marketing activities for XYOSTED® and NOCDURNA® and higher employee compensation expense due to the hiring of additional sales force and pre-launch costs in preparation for the launch of TLANDO® in the second quarter of 2022, partially offset by the elimination of sales and marketing costs related to the OTREXUP® product line which was sold to Otter in December 2021. General and administrative expenses also increased primarily due to higher employee compensation expense and legal fees.

Income Tax Expense (Benefit)

(in thousands)	Three Months Ended March 31,		Increased / (Decreased)
	2022	2021	$	%
Income tax expense (benefit)	$(817)	$590	$(1,407)	(238.5)%
Effective tax rate	26.0%	13.5%
An income tax benefit was recorded in the three months ended March 31, 2022 due to the recognition of a $3.1 million loss before income taxes. The effective tax rate for the three months ended March 31, 2022 is primarily driven by the federal and state tax rates, along with discrete income tax items for compensation expense in connection with stock option exercises and vesting of performance stock units during the first quarter of 2022, which favorably impacted the effective tax rate by 1.1%. Income tax expense recorded for the three months ended March 31, 2021 was driven by the generation of income before income taxes of $4.4 million. The effective income tax rate for the three months ended March 31, 2021 reflects a net discrete income tax benefit related to share-based compensation expense in connection with stock option exercises and vesting of performance stock units during the first quarter of 2021, which favorably impacted the effective tax rate by 12.5%.
Net Income (Loss) and Earnings (Loss) Per Common Share

(in thousands, except per share amounts)	Three Months Ended March 31,		Increased / (Decreased)
	2022	2021	$	%
Net income (loss)	$(2,321)	$3,793	$(6,114)	(161.2)%
Earnings (loss) per common share
Basic	$(0.01)	$0.02	$(0.03)	(150.0)%
Dilutive	$(0.01)	$0.02	$(0.03)	(150.0)%
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $61.7 million. Our principal liquidity needs are to fund our product manufacturing costs, research and development activities, sales and marketing and other general operating expenses, as well as capital expenditures and debt service. We believe that the combination of our current cash and cash equivalents, projected product sales, development revenue and royalties will provide us with sufficient funds to meet our obligations, including debt maturities, and support operations through at least the next twelve months from the date of this report. We had an accumulated deficit as of March 31, 2022 of $178.7 million.
If additional capital is needed to support our operations in the future, we may need to raise additional funds through financing, such as drawing on our current credit facility or issuance of additional debt. However, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations or accept financing terms that are not as attractive as we may desire.
Long-term Debt Financing
On November 1, 2021, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent for the lenders, (“Administrative Agent”) for credit facilities in an aggregate principal amount of up to $40.0 million with a maturity date of November 1, 2024. The Credit Agreement consists of a $20.0 million term loan facility (the “Term Loan Facility”) and a $20.0 million revolving credit facility, $5.0 million of which is available for the issuance of letters of credit and $1.0 million of which is available for swingline loans (the “Revolving Credit Facility”), (collectively the “Credit Facilities”), which are secured by substantially all of our assets. The Term Loan Facility was funded upon execution of the Credit Agreement with the proceeds used to repay our $20.0 million Term Loan with Hercules Capital, Inc. and to pay fees and expenses incurred in connection with the early repayment.

The Revolving Credit Facility remains available for future use and is expected to be used for ongoing working capital requirements and other general corporate purposes as needed. Payments under the Term Loan Facility are due in consecutive quarterly installments on the last business day of each of March, June, September and December, commencing on March 31, 2022. Interest accrues at either the base rate or LIBOR plus the applicable margin, which varies based on our consolidated total leverage ratio and will initially be 1.50% for base rate loans and 2.50% for LIBOR loans. The transaction is expected to provide approximately $1.2 million in annual interest expense savings based on an interest rate of 2.59% (one-month LIBOR rate plus the applicable margin of 2.50%) as of November 1, 2021.
As of March 31, 2022 and December 31, 2021, we had $19.6 million and $20.0 million outstanding under our Term Loan Facility with a $0.4 million principal payment made on March 31, 2022, and the Revolving Credit Facility remains available for future use. The weighted average interest rate on the Term Loan Facility outstanding balance during the three months ended March 31, 2022 was approximately 2.65%.
Cash Flow Comparison
The following table summarizes our cash flows from total operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$(4,881)	$1,978
Investing activities	666	(1,184)
Financing activities	17	1,722
Effect of exchange rate changes on cash	—	(1)
Increase (decrease) in cash and cash equivalents	(4,198)	2,515
Cash and cash equivalents, beginning of period	65,913	53,137
Cash and cash equivalents, end of period	$61,715	$55,652
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
The change in the net cash from operating activities was primarily a result of the decrease in our net income to a net loss, excluding non-cash activity, and changes in operating assets and liabilities due to timing of cash receipts and cash disbursements, principally driven by a reduction in accrued liabilities, partially offset by an increase in accounts payable, slight decline in deferred revenue and a reduction in contract assets.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2022 consisted of proceeds from maturities of investment securities of $1.0 million, partially offset by purchases of investment securities of $0.2 million and capital expenditures of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2021 was primarily for capital expenditures related to our manufacturing facility.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 consisted of $0.5 million paid to taxing authorities in connection with net-share settled share-based awards for which we withheld shares equivalent to the value of the employee's tax obligation for the applicable income and other employment taxes and $0.4 million in principal payments on our Term Loan, offset by $0.9 million in proceeds received from exercises of stock options. Net cash provided by financing activities for the three months ended March 31, 2021 included $3.3 million in proceeds from the exercise of stock options, partially offset by $1.6 million paid to taxing authorities in connection with net-share settled stock-based awards.

Critical Accounting Estimates
The preceding discussion and analysis of our results of operations and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ from these estimates, and significant variances could materially impact our financial condition and results of operations.
There have been no material changes to the critical accounting estimates we believe to be most critical to understanding our results of operations and financial condition which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We are exposed to foreign exchange rate fluctuations of the Swiss Franc to the U.S. dollar as the financial position and operating results of our subsidiaries in Switzerland are translated into U.S. dollars for consolidation. Our exposure to foreign exchange rate also arises from transferring funds to our Swiss subsidiaries in Swiss Francs. In addition, we have exposure to exchange rate fluctuations between the Euro and the U.S. dollar for some of our transactions. We do not currently use derivative financial instruments to hedge against exchange rate risk. The effect of foreign exchange rate fluctuations on our financial results for the three months ended March 31, 2022 was not material. In addition, a hypothetical 10% appreciation or depreciation in foreign currencies against the U.S. dollar, assuming all other variables held constant, would not have a material impact on our financial position or operating results for the three months ended March 31, 2022.
Interest Rate Risk
We are directly exposed to changes in market interest rates on our long-term debt as our secured floating rate credit facility requires interest payments to be calculated at a floating rate tied in part to LIBOR or, if LIBOR is no longer available, at a replacement rate as defined within the Credit Facility Agreement. As a result, changes in the floating interest rate can affect our operating results and liquidity. As of March 31, 2022, we had floating interest rate debt of $19.6 million outstanding carrying a floating interest rate of approximately 2.73% (one-month LIBOR rate plus the applicable margin of 2.50%). A hypothetical increase of 1 percentage point in floating interest rate, assuming principal payments in accordance with the Credit Facility Agreement and all other variables held constant, would result in $0.2 million increase in future annual interest expense.
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

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
The information set forth under “Note 11. Commitments and Contingencies – Pending Litigation” and “Note 12. Subsequent Events – Legal Proceedings” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Item 1A.    RISK FACTORS
In addition to the information contained in this report, you should carefully consider the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The information below includes additional risk factors relating to the definitive merger agreement entered into with Halozyme Therapeutics, Inc. (“Halozyme”). The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in future periods.
Risks Related to the Pending Transaction with Halozyme
We may not complete the pending transaction with Halozyme within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
On April 12, 2022, we entered into the Merger Agreement with Halozyme and Atlas. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Atlas commenced the Offer on April 26, 2022 to acquire all of the Shares at the Offer Price without interest and subject to any withholding of taxes required by applicable legal requirements. The Merger will take place following the completion of the Offer and the satisfaction or waiver of certain conditions set forth in the Merger Agreement, and each Share issued and outstanding immediately prior to the effective time of the Merger (other than Shares (a) held by the Company, Halozyme, any other direct or indirect wholly owned subsidiary of Halozyme (other than Atlas) or by stockholders of the Company who have properly exercised and perfected their statutory rights of appraisal under Delaware law or (b) irrevocably accepted for purchase in the Offer) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest and subject to any withholding of taxes required by applicable legal requirements.
The obligation of Atlas to purchase Shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including (1) that the number of Shares validly tendered in accordance with the terms of the Offer and not validly withdrawn, considered together with all other Shares otherwise beneficially owned by Halozyme or any of its wholly owned subsidiaries (including Atlas) (but excluding Shares tendered pursuant to guaranteed delivery procedures that have not yet been received, as defined by the DGCL), would represent one more than 50% of the total number of Shares outstanding at the time of the expiration of the Offer, (2) the expiration or termination of the applicable waiting period (or any extension thereof) under the HSR Act and (3) and those other conditions set forth in the Merger Agreement. As a result, we cannot assure you that the transaction with Halozyme will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflects a market assumption that the transaction will be completed. We could be required to pay Halozyme a termination fee of $33 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with Halozyme could adversely affect, or disrupt, our business, financial results and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, vendors, partners and manufacturers. For example, vendors, manufacturers, partners and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to customary restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Halozyme’s prior consent. These limitations include, among other things, restrictions on our ability to enter into or amend certain contracts, take specified actions with respect to the compensation of certain employees, acquire or dispose of material assets, make certain investments, repurchase or issue securities, pay dividends, make certain capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur certain indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to Halozyme, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Halozyme a termination fee of $33 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, we may be required to pay the termination fee under the Merger Agreement which may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
Litigation against us and members of our Board of Directors arising out of our acquisition by Halozyme may delay or prevent the proposed transaction.
As described in Note 12 “Subsequent Events” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, seven complaints have been filed by alleged stockholders of the Company against the Company and each of the members of our Board of Directors, purportedly in relation to the alleged omission of material facts related to the Merger from the Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) that was filed with the SEC by the Company in connection with the proposed Merger on April 26, 2022, in alleged violations of Section 14(e), 14(d) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs seek, among other remedies, to enjoin the closing of the Merger or, in the event that the Merger is consummated, recover damages, costs and fees. Also, if the Company’s insurance provider were to deny coverage under the existing insurance policies covering such actions or should such policies fail to cover the costs of defending the lawsuits, we may incur substantial costs.
We are not able to estimate any possible loss from this litigation at this time. It is possible that additional lawsuits may be filed in connection with the proposed Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Halozyme.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Item 6.    EXHIBITS
(a)    Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of April 12, 2022, by and among Halozyme Therapeutics, Inc., Atlas Merger Sub, Inc., and Antares Pharma, Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K filed April 13, 2022 and incorporated herein by reference).

3.1	Amendment to the Company’s Amended and Restated By-laws, dated April 12, 2022 (filed as Exhibit 3.1 to the Company’s Form 8-K filed April 13, 2022 and incorporated herein by reference).
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

ANTARES PHARMA, INC.
(Registrant)

Date:	May 10, 2022	/s/ Robert F. Apple
Robert F. Apple
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	/s/ Fred M. Powell
Fred M. Powell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)